Form 10-Q
period 2013-03-31
TriState Capital Holdings, Inc.
filed 2013-05-31
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 001-35913
_________
TRISTATE CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_________

Pennsylvania	20-4929029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Oxford Centre
301 Grant Street, Suite 2700
Pittsburgh, Pennsylvania 15219
(Address of principal executive offices)
(Zip Code)

(412) 304-0304
(Registrant’s telephone number, including area code)
_________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of May 31, 2013, there were 28,687,779 shares of the registrant's common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	March 31, 2013	December 31, 2012

ASSETS

Cash	$179	$999
Interest-earning deposits with other institutions	123,778	192,055
Federal funds sold	16,547	7,026
Cash and cash equivalents	140,504	200,080
Investment securities available-for-sale, at fair value	198,465	191,187
Loans held-for-investment	1,692,117	1,641,628
Allowance for loan losses	(17,580)	(17,874)
Loans receivable, net	1,674,537	1,623,754
Accrued interest receivable	5,722	5,340
Federal Home Loan Bank stock	2,426	2,426
Office properties and equipment, net	4,456	4,317
Prepaid FDIC insurance expense	7,843	7,843
Bank owned life insurance	21,042	20,886
Deferred tax asset	7,203	6,841
Prepaid expenses and other assets	12,089	10,455
Total assets	$2,074,287	$2,073,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	1,806,885	1,823,379
Borrowings	20,000	20,000
Accrued interest payable on deposits and borrowings	791	809
Other accrued expenses and other liabilities	26,514	11,217
Total liabilities	1,854,190	1,855,405

Shareholders’ Equity:
Preferred stock, 150,000 shares authorized:
Series C, no par value; 48,780 shares authorized and issued	46,011	46,011
Common stock, no par value; 45,000,000 shares authorized; 17,444,730 and 17,444,730 shares issued, respectively	168,351	168,351
Additional paid-in capital	8,042	7,871
Accumulated deficit	(3,325)	(6,180)
Accumulated other comprehensive income, net	1,018	1,671
Total shareholders’ equity	220,097	217,724

Total liabilities and shareholders’ equity	$2,074,287	$2,073,129

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2013	2012

Interest income:
Loans	$16,338	$15,921
Investments	907	729
Interest-earning deposits	154	158
Total interest income	17,399	16,808

Interest expense:
Deposits	3,034	3,587
Borrowings	21	—
Total interest expense	3,055	3,587
Net interest income before provision for loan losses	14,344	13,221
Provision for loan losses	2,132	1,231
Net interest income after provision for loan losses	12,212	11,990
Non-interest income
Service charges	113	93
Net gain on the sale of investment securities available-for-sale	784	—
Swap fees	54	250
Commitment and other fees	541	477
Other income	296	204
Total non-interest income	1,788	1,024
Non-interest expense
Compensation and employee benefits	6,276	5,675
Premises and occupancy costs	780	643
Professional fees	598	688
FDIC insurance expense	365	418
State capital shares tax	320	313
Travel and entertainment expense	285	262
Data processing expense	177	208
Other operating expenses	827	555
Total non-interest expense	9,628	8,762
Income before tax	$4,372	$4,252
Income tax expense	1,517	1,466
Net income	$2,855	$2,786
Preferred stock dividends and discount amortization on Series A and B	—	382
Net income available to common shareholders	$2,855	$2,404

Earnings per common share:
Basic	$0.13	$0.14
Diluted	$0.13	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012

Net income	$2,855	$2,786

Other comprehensive (loss) income:

Increase (decrease) unrealized holding gains net of tax of $82 and ($496) for the three months ended March 31, 2013 and 2012, respectively	(149)	921

Reclassification adjustment for (gains) included in net income, net of tax of $280 and $0 for the three months ended March 31, 2013 and 2012, respectively	(504)	—

Other comprehensive income (loss)	$(653)	$921

Total comprehensive income	$2,202	$3,707

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A and B)	Preferred Stock (Series C)	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, December 31, 2011	$23,708	$—	$168,351	$6,982	$(15,327)	$738	$184,452
Net income	—	—	—	—	2,786	—	2,786
Other comprehensive income	—	—	—	—	—	921	921
Preferred stock dividend	—	—	—	—	(313)	—	(313)
Amortization of discount on preferred stock, series A	69	—	—	—	(69)	—	—
Stock-based compensation expense	—	—	—	222	—	—	222
Balance, March 31, 2012	$23,777	$—	$168,351	$7,204	$(12,923)	$1,659	$188,068

Balance, December 31, 2012	$—	$46,011	$168,351	$7,871	$(6,180)	$1,671	$217,724
Net income	—	—	—	—	2,855	—	2,855
Other comprehensive loss	—	—	—	—	—	(653)	(653)
Stock-based compensation expense	—	—	—	171	—	—	171
Balance, March 31, 2013	$—	$46,011	$168,351	$8,042	$(3,325)	$1,018	$220,097

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$2,855	$2,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	250	205
Provision for loan losses	2,132	1,231
Provision (credit) for losses on unfunded commitments	6	(31)
Net decrease in prepaid FDIC insurance expense	—	391
Compensation expense related to stock options and restricted stock	171	222
Net gain on the sale of investment securities available-for-sale	(784)	—
Income from investment securities trading	(124)	(138)
Purchase of investment securities trading	(24,752)	(34,773)
Proceeds from the sale of investment securities trading	24,876	34,913
Net amortization of premiums and discounts	708	456
Increase in accrued interest receivable	(382)	(873)
Decrease in accrued interest payable	(18)	(62)
BOLI income	(156)	(85)
Decrease in income taxes payable	(106)	(679)
Increase in prepaid income taxes	(1,102)	—
Deferred tax benefit	—	(152)
Accretion of allowance for leasehold improvements	(24)	(62)
Other, net	340	346
Net cash provided by operating activities	3,890	3,695
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(62,449)	(18,360)
Proceeds from the sale of investment securities available-for-sale	58,038	—
Principal repayments and maturities of investment securities available-for-sale	10,743	5,001
Redemption of FHLB stock	—	79
Net increase in loans held-for-investment	(55,700)	(75,724)
Proceeds from loan sales	2,785	2,435
Additions to office properties and equipment	(389)	(243)
Net cash used in investing activities	(46,972)	(86,812)
Cash Flows from Financing Activities:
Net increase (decrease) in deposit accounts	(16,494)	2,893
Dividends paid on preferred stock	—	(313)
Net cash provided by (used in) financing activities	(16,494)	2,580
Net change in cash and cash equivalents during the period	(59,576)	(80,537)
Cash and cash equivalents at beginning of the period	200,080	235,464
Cash and cash equivalents at end of the period	$140,504	$154,927

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,073	$3,649
Income taxes	$2,725	$1,800
Noncash activity:
Unsettled purchase of investment securities available-for-sale	$14,549	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“the Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company’s only significant asset is the stock of its wholly-owned subsidiary, TriState Capital Bank (“the Bank”), a Pennsylvania-chartered state bank. The Bank was established to serve the needs of middle-market businesses and high-net-worth individuals.

Regulatory approval was received and the Bank commenced operations on January 22, 2007. The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve.

The Bank conducts business through its main office located in Pittsburgh, Pennsylvania, as well as its four additional representative offices in Cleveland, Ohio; Philadelphia, Pennsylvania; Princeton, New Jersey; and New York, New York.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of related revenue and expense during the reporting period. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than those anticipated in the estimates, which could materially affect the financial results of our operations and financial condition.

The material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and income taxes, which are discussed later in this section.

CONSOLIDATION
The consolidated financial statements include the accounts of TriState Capital Holdings, Inc. and its wholly-owned subsidiary, TriState Capital Bank, after elimination of inter-company accounts and transactions. The accounts of TriState Capital Bank, in turn, include its wholly-owned subsidiary, Meadowood Asset Management, LLC, after elimination of intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, interest-earning deposits with other institutions, federal funds sold, and short-term investments which have an original maturity of 90 days or less.

INVESTMENT SECURITIES
The Company’s investments are classified as either: (1) held-to-maturity debt securities that the Company intends to hold until maturity and reported at amortized cost; (2) trading securities – debt and certain equity securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings; or (3) available-for-sale debt and certain equity securities not classified as either held-to-maturity or trading securities and reported at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss).

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Impaired debt securities are determined to be other-than-temporarily impaired if the Company concludes at the balance sheet date that it has the intent to sell, or believes it will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. Credit losses on other-than-temporarily impaired debt securities are recorded through earnings, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s expected cash flows and its amortized cost basis. Other-than-temporary impairment charges that are not credit related are recorded as decreases to accumulated other comprehensive income, in the statement of comprehensive income as well as the shareholders’ equity section of our balance sheet, on an after-tax basis, as long as we have no intent or expected requirement to sell the impaired debt security before a recovery of its amortized cost basis.

LOANS
Loans are stated at unpaid principal balances, net of deferred loan fees and costs. Interest income on loans is accrued at the contractual rate on the principal amount outstanding and includes the amortization of deferred loan fees and costs. Deferred loan fees and costs are amortized to income over the life of the loan, taking into consideration scheduled payments and prepayments.

A loan is considered impaired when, based on current information and events, it is probable that principal or interest will not be collected in accordance with the contractual terms of the loan. Management determines the impairment of an individual loan based on an evaluation of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history, and the fair value of collateral for certain collateral dependent loans. All loans are charged off when management determines that principal and interest are not collectible. Any excess of the Bank's recorded investment in impaired loans over the fair value of the loans is provided for in the allowance for loan losses. The Bank reviews its loans for impairment on a quarterly basis.

The Company considers a loan to be a Troubled Debt Restructuring (“TDR”) when there is a concession made to a financially troubled borrower. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed in non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to modified terms will be achieved, as well as the borrower’s historical payment performance. A loan is classified and reported as TDR until such loan is either paid-off or sold.

The recognition of interest income on a loan is discontinued when, in management's opinion, it is probable the borrower is unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. All unpaid accrued interest on such loans is reversed. Such interest ultimately collected is applied to reduce principal if there is doubt about the collectability of principal. If a borrower brings a loan current for which accrued interest has been reserved, then the recognition of interest income on the loan is resumed, once the loan has been current for a period of six consecutive months or greater.

The Company is a party to financial instruments with off-balance sheet risk (commitments to extend credit) in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management's credit evaluation of the counter-party.

OTHER REAL ESTATE OWNED
Real estate, other than bank premises, is recorded at the lower of cost or fair value less estimated selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings in the current period. Depreciation is not recorded on the other real estate owned properties.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through provisions for loan losses that are charged to operations. Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans previously charged off, the recovered amount is credited to the allowance for loan losses.

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of March 31, 2013. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

The components of the allowance for loan losses represent estimates based upon Accounting Standards Codification (“ASC”) Topic 450, Contingencies, and ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under ASC Topic 310. ASC Topic 310 is applied to commercial loans that are individually evaluated for impairment.

Under ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.

In estimating probable loan loss under ASC Topic 450 and the required general reserve, management considers numerous factors, including historical charge-off rates and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence our credit quality, such as delinquency and nonperforming loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of the Company’s primary markets historically tend to lag the national economy, with local economies in our primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends.

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the risk rating of the particular loan. Although the Company has limited loss history against which to measure loss rates related to given risk ratings, management has developed a methodology that is applied to each of the three primary loans portfolios, consisting of commercial and industrial, commercial real estate and private banking loans. As the mix and weighted average risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each risk rating level. The secondary factor is intended to capture risks related to events and circumstances that may directly or indirectly impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine (9) risk factors and each risk factor is assigned a reserve level, based on management's judgment as to the probable impact of each risk factor on each loan portfolio. The impact of each risk factor is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

Loan participations follow the same underwriting and risk rating criteria, and are individually risk rated under the same process as loans directly originated by the Company. The ongoing credit review of the loan participation portfolio follows the same process that is followed by loans originated directly by the Company. Additionally, management does not rely on information from the lead bank when considering the appropriate level of allowance for loan losses to be recorded on any individual loan participation or the loan participation portfolio in total.

The Company also maintains a reserve for losses on unfunded commitments. This reserve is reflected as a component of other liabilities and, in management’s judgment, is sufficient to cover probable losses inherent in the commitments. Management tracks the level and trends in unused commitments and takes into consideration the same factors as those considered for purposes of the allowance for loan losses on outstanding loans.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost which approximates the liquidation value.

OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Estimated useful lives are dependent upon the nature and condition of the asset and range from three to ten years. Repairs and maintenance are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated to operating expense over the estimated remaining life of the asset. When the Bank receives an allowance for improvements to be made to one of its leased offices, we record the allowance as a deferred liability and recognize it as a reduction to rent expense over the life of the related lease.

BANK OWNED LIFE INSURANCE
Bank owned life insurance (“BOLI”) policies on certain executive officers and employees, with a pre-retirement death benefit structure, are recorded at net cash surrender value on the Consolidated Statements of Financial Condition. Upon termination of the BOLI policy the Company receives the cash surrender value. BOLI benefits are payable to the Company upon death of the insured. Changes in net cash surrender value are recognized as non-interest income or expense in the Consolidated Statements of Operations.

DEPOSITS
Deposits are stated at principal outstanding and interest on deposits is accrued and charged to expense daily and is paid or credited in accordance with the terms of the respective accounts.

EARNINGS PER SHARE
We compute earnings per common share (“EPS”) in accordance with the two-class method, which requires that the Series C convertible preferred stock be treated as participating securities in the computation of EPS. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. The Company’s basic EPS is computed by dividing net income allocable to common shareholders by the weighted average number of our common shares outstanding for the period. The Company’s diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in income in the period that includes the enactment date. Management assesses all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized and, therefore, recorded. The available evidence used in connection with the assessments includes taxable income in prior periods, projected taxable income, potential tax planning strategies and projected reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Changes to the evidence used in the assessments could have a material adverse effect on the Company’s results of operations in the period in which they occur. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits, in income tax expense in the consolidated statement of income.

FAIR VALUE MEASUREMENT
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, using assumptions market participants would use when pricing an asset or liability. An orderly transaction assumes exposure to the market for a customary period for marketing activities prior to the measurement date and not a forced liquidation or distressed sale. Fair value measurement and disclosure guidance provides a three-level hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs such as quoted prices for similar assets and liabilities in active markets, quoted prices for similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

Fair value may be recorded for certain assets and liabilities every reporting period on a recurring basis or under certain circumstances, on a non-recurring basis.

STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation awards based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors.

The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. As a result, compensation cost for all share-based payments is based on the grant-date fair value estimated in accordance with ASC 718. The value of the portion of the award that is ultimately expected to vest is included in stock-based employee compensation cost in the income statement and recorded as a component of Additional Paid-In Capital (“APIC”), for equity-based awards. Compensation expense for options with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the entire option grant.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains and the non-credit component of losses on the Company’s investment securities available-for-sale are included in accumulated other comprehensive income (loss), net of applicable income taxes.

RECENT ACCOUNTING DEVELOPMENTS
In February 2013, the FASB issued ASC Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASC Update 2013-02 clarifies the requirements for the reporting of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, companies must disclose the effect of the reclassification on each affected statement of income line item. For all other reclassifications, companies must cross reference to other required U.S. GAAP disclosures. This standards update is effective for the first interim period beginning on or after December 15, 2012. The adoption of ASC Update 2013-02 did not materially impact the Company's financial statements given that the only reclassifications out of other comprehensive income for the three months ended March 31, 2013, relate to sales of available for sale investment securities, where gains/losses are recognized in non-interest income.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Assets for Impairment” (“ASU 2012-02”), which reduces the cost and complexity of performing an impairment test for indefinite-lived asset categories by simplifying how an entity performs the testing of those assets. Similar to the amendments to goodwill impairment testing issued in September 2011, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The provisions of ASU 2012-02 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This pronouncement is effective for the Company retrospectively beginning January 1, 2013, and the adoption of this pronouncement did not have a material impact on the Company’s financial statements.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Investment securities available-for-sale are comprised of the following:

	March 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Corporate bonds	$65,852	$97	$492	$65,457
Municipal bonds	16,876	12	188	16,700
Non-agency mortgage-backed securities	7,746	560	—	8,306
Agency collateralized mortgage obligations	65,525	1,385	3	66,907
Agency mortgage-backed securities	40,880	347	132	41,095
Total investment securities available-for-sale	$196,879	$2,401	$815	$198,465

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Corporate bonds	$54,206	$417	$720	$53,903
Municipal bonds	19,858	286	26	20,118
Non-agency mortgage-backed securities	7,748	574	—	8,322
Agency collateralized mortgage obligations	54,432	1,436	—	55,868
Agency mortgage-backed securities	52,342	634	—	52,976
Total investment securities available-for-sale	$188,586	$3,347	$746	$191,187

As of March 31, 2013, the contractual maturities of the debt securities available-for-sale are:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,042	$20,067
Due from one to five years	48,494	48,049
Due from five to ten years	16,892	16,774
Due after ten years	111,451	113,575
	$196,879	$198,465

Prepayments may shorten the lives of the collateralized mortgage obligations and mortgage-backed securities.

Proceeds from the sale of investment securities available-for-sale during the three months ended March 31, 2013 and 2012, were $58.0 million and $0, respectively. Gross gains of $0.8 million and $0 were realized on these sales and reclassified out of accumulated other comprehensive income during the three months ended March 31, 2013 and 2012, respectively. There were no realized losses during the three months ended March 31, 2013 and 2012, on investment securities available-for-sale.

Proceeds from the sale of investment securities trading during the three months ended March 31, 2013 and 2012, were $24.9 million and $34.9 million, respectively. Income on investment securities trading during the three months ended March 31, 2013 and 2012 was $0.1 million and $0.1 million, respectively. There were no investment securities classified as trading securities outstanding as of March 31, 2013 and 2012, respectively.

Investment securities available-for-sale of $35.6 million, as of March 31, 2013, are available as collateral for borrowings at the Federal Home Loan Bank.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012, respectively:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate bonds	$13,513	$492	$—	$—	$13,513	$492
Municipal bonds	13,111	188	—	—	13,111	188
Non-agency mortgage-backed securities	—	—	—	—	—	—
Agency collateralized mortgage obligations	14,938	3	—	—	14,938	3
Agency mortgage-backed securities	14,295	132	—	—	14,295	132
Total temporarily impaired securities	$55,857	$815	$—	$—	$55,857	$815

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate bonds	$2,513	$720	$—	$—	$2,513	$720
Municipal bonds	4,653	26	—	—	4,653	26
Non-agency mortgage-backed securities	—	—	—	—	—	—
Agency collateralized mortgage obligations	—	—	—	—	—	—
Agency mortgage-backed securities	—	—	—	—	—	—
Total temporarily impaired securities	$7,166	$746	$—	$—	$7,166	$746

The decline in the fair values of our municipal bonds and agency mortgage-backed securities are primarily the result of interest rate fluctuations. We assess for impairment on corporate bonds based on our review of the underlying issuer and related credit rating and underlying financial performance through a review of publicly available financial statements. We do not intend to sell and it is not likely that we will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. There were 27 positions, aggregating to $0.8 million, that were temporarily impaired as of March 31, 2013, and four positions, aggregating to $0.7 million, that were temporarily impaired as of December 31, 2012.

[3] LOANS RECEIVABLE, NET

Loans receivable is comprised of the following:

	March 31, 2013
(Dollars in thousands)	Commercial & Industrial Loans	Commercial Real Estate Loans	Private Banking Loans	Total

Loans held-for-investment, before deferred fees	$901,836	$497,781	$297,848	$1,697,465
Less: Net deferred loan fees (costs)	(4,185)	(1,497)	334	(5,348)
Loans held-for-investment, net of deferred fees	$897,651	$496,284	$298,182	$1,692,117
Less: Allowance for loan losses	(12,300)	(4,029)	(1,251)	(17,580)
Loans receivable, net	$885,351	$492,255	$296,931	$1,674,537

	December 31, 2012
(Dollars in thousands)	Commercial & Industrial Loans	Commercial Real Estate Loans	Private Banking Loans	Total

Loans held-for-investment, before deferred fees	$876,443	$474,679	$296,224	$1,647,346
Less: Net deferred loan fees (costs)	(4,450)	(1,471)	203	(5,718)
Loans held-for-investment, net of deferred fees	$871,993	$473,208	$296,427	$1,641,628
Less: Allowance for loan losses	(11,319)	(5,252)	(1,303)	(17,874)
Loans receivable, net	$860,674	$467,956	$295,124	$1,623,754

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including letters of credit, as of March 31, 2013 and December 31, 2012, was $633.8 million and $613.5 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of March 31, 2013, are as follows: $265.2 million in less than one year; $141.6 million in one to three years; and $227.0 million in greater than three years. The reserve for losses on unfunded commitments was $0.5 million and $0.4 million, as of March 31, 2013 and December 31, 2012, respectively, which includes reserves for probable losses on unfunded loan commitments, including letters of credit, and also risk participations.

As of March 31, 2013 and December 31, 2012, the Company had loans in the process of origination totaling approximately $17.7 million and $46.2 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party, in the case of nonperformance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to letters of credit as of March 31, 2013, included in the total listed above, is $95.7 million of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company may seek recourse from the customer for reimbursement of amounts paid. As of March 31, 2013, $16.7 million (in the aggregate) in standby letters of credit will expire within the next twelve months, while the remaining letters of credit will expire in periods greater than one year. During the three months ended March 31, 2013, there were no standby letters of credit drawn. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on letters of credit is included in the reserve for losses on unfunded commitments.

The Company has entered into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution counterparties should the customers fail to perform on their interest rate derivative contracts. The potential liability for outstanding obligations is included in the reserve for losses on unfunded commitments.

[4] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. The calculation of the ALLL takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios, Commercial and Industrial (“C&I”), Commercial Real Estate (“CRE”) and Private Banking, based on each portfolio’s risk ratings. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allocated ALLL is sufficient to cover probable losses inherent in such loan portfolios. Please refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s ALLL policy.

The following discusses key characteristics and risks within each primary loan portfolio:

C&I – This loan portfolio includes primarily loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans, except for our commercial loans that are secured by marketable securities.

The condition of the local/regional economy is an important indicator of risk, but there are also more specific risks depending on the industry of the company. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt.

CRE – This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multi-family and hospitality. Individual projects as well as global cash flows are the primary sources of repayment for these loans. Also included are Commercial Construction Loans, which are loans made to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk of these loans is generally confined to the construction period. If there are problems, the project may not be complete, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The condition of the local/regional economy is an important indicator of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as collateral type and the business performance, if the project is not owner occupied, as well as the type of project and the experience and resources of the developer.

Private Banking – Our private banking personal lending activities are conducted on a national basis. This loan portfolio includes primarily loans made to high-net-worth individuals and/or trusts that may be secured by cash, marketable securities, residential property or other financial assets, as well as unsecured loans and lines of credit. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The conditions of the securities markets and the local economy are important indicators of risk for this loan portfolio. In addition, the condition of the local housing market can also have a significant impact on this portfolio, since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Management further assesses risk within each loan portfolio using key inherent risk differentiators. The most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. The components of the allowance for loan losses represent estimates based upon Accounting Standards Codification (“ASC”) Topic 450, Contingencies, and ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under ASC Topic 310.

Impaired loans are individually evaluated for impairment under ASC Topic 310. The Company’s internal risk rating system is consistent with definitions found in current regulatory guidelines.

On a monthly basis, management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, nonperforming status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. Please refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

Management continually monitors the loan portfolio through its internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention, and substandard, which generally have an increasing risk of loss.

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure that exceeds $0.25 million and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $0.5 million are not required to be individually risk rated. A loan with an exposure below $0.5 million is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking-personal loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised less than 5.7% of the total loan portfolio, as of March 31, 2013. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the bank has a 1st or 2nd lien position.

Pass – The loan is currently performing in accordance with its contractual terms.

Special Mention – A special mention loan has potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or in our credit position at some future date. Economic and market conditions, beyond the customer’s control, may in the future necessitate this classification.

Substandard – A substandard loan is not adequately protected by the net worth and/or paying capacity of the obligor or by the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

The following tables present the recorded investment in loans by credit quality indicator:

	March 31, 2013
(Dollars in thousands)	Commercial & Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$1,141	$117	$95,165	$96,423
Pass	859,987	483,729	201,672	1,545,388
Special mention	11,571	8,020	1,241	20,832
Substandard	24,952	4,418	104	29,474
Total	$897,651	$496,284	$298,182	$1,692,117

	December 31, 2012
(Dollars in thousands)	Commercial & Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$1,242	$120	$100,611	$101,973
Pass	832,750	458,143	194,461	1,485,354
Special mention	9,442	8,142	1,251	18,835
Substandard	28,559	6,803	104	35,466
Total	$871,993	$473,208	$296,427	$1,641,628

Changes in the allowance for loan losses are as follows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
(Dollars in thousands)	Commercial & Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,319	$5,252	$1,303	$17,874
Provision for loan losses	1,493	691	(52)	2,132
Charge-offs	(526)	(1,936)	—	(2,462)
Recoveries	14	22	—	36
Balance, end of period	$12,300	$4,029	$1,251	$17,580

	Three Months Ended March 31, 2012
(Dollars in thousands)	Commercial & Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$8,899	$6,580	$871	$16,350
Provision for loan losses	331	863	37	1,231
Charge-offs	—	(884)	—	(884)
Recoveries	4	—	—	4
Balance, end of period	$9,234	$6,559	$908	$16,701

Charge-offs of $2.5 million for the three months ended March 31, 2013, included one C&I loan and one CRE loan, which were partially offset by recoveries on two C&I loans and one CRE loan of $36.3 thousand. Charge-offs of $0.9 million for the three months ended March 31, 2012, included one CRE loan, which were partially offset by recoveries on three C&I loans of $4.0 thousand.

The following tables present the age analysis of past due loans segregated by class of loan:

	March 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial & industrial	$—	$—	$2,573	$2,573	$895,078	$897,651
Commercial real estate	638	—	3,780	4,418	491,866	496,284
Private banking	—	—	—	—	298,182	298,182
Total	$638	$—	$6,353	$6,991	$1,685,126	$1,692,117

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial & industrial	$—	$—	$3,033	$3,033	$868,960	$871,993
Commercial real estate	—	—	3,780	3,780	469,428	473,208
Private banking	—	—	—	—	296,427	296,427
Total	$—	$—	$6,813	$6,813	$1,634,815	$1,641,628

Non-Performing Loans

Management monitors the delinquency status of the loan portfolio on a monthly basis. Loans are considered nonperforming when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for nonperforming loans.

Management determines loans to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy on evaluating loans for impairment and interest income.

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	March 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial & industrial	$10,966	$13,460	$3,810	$11,016	$—
Commercial real estate	—	—	—	—	—
Private banking	—	—	—	—	—
Total with a related allowance recorded	$10,966	$13,460	$3,810	$11,016	$—
Without a related allowance recorded:
Commercial & industrial	$1,758	$2,955	$—	$1,721	$—
Commercial real estate	4,418	10,625	—	4,418	—
Private banking	—	—	—	—	—
Total without a related allowance recorded	$6,176	$13,580	$—	$6,139	$—
Total:
Commercial & industrial	$12,724	$16,415	$3,810	$12,737	$—
Commercial real estate	4,418	10,625	—	4,418	—
Private banking	—	—	—	—	—
Total	$17,142	$27,040	$3,810	$17,155	$—

	December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial & industrial	$7,036	$7,402	$3,156	$7,129	$—
Commercial real estate	2,375	2,375	1,278	2,444	—
Private banking	—	—	—	—	—
Total with a related allowance recorded	$9,411	$9,777	$4,434	$9,573	$—
Without a related allowance recorded:
Commercial & industrial	$8,644	$11,839	$—	$11,577	$—
Commercial real estate	4,428	10,630	—	4,483	—
Private banking	—	—	—	—	—
Total without a related allowance recorded	$13,072	$22,469	$—	$16,060	$—
Total:
Commercial & industrial	$15,680	$19,241	$3,156	$18,706	$—
Commercial real estate	6,803	13,005	1,278	6,927	—
Private banking	—	—	—	—	—
Total	$22,483	$32,246	$4,434	$25,633	$—

Impaired and non-accrual loans as of March 31, 2013 and December 31, 2012, were $17.1 million and $22.5 million, respectively. There was no interest income recognized on these loans for the three months ended March 31, 2013 and 2012, while these loans were on non-accrual status. As of March 31, 2013 and December 31, 2012, there were no loans 90 days or more past due and still accruing interest income.

Impaired and non-accrual loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses for non-collateral dependent loans. Based on those evaluations, as of March 31, 2013, there was a specific reserve established totaling $3.8 million, which is included in the $17.6 million allowance for loan losses. The specific reserve as of March 31, 2013, includes a $2.0 million specific reserve recorded on our largest nonperforming loan, which represented approximately 40.6% of total nonperforming loans as of March 31, 2013. Also included in impaired and non-accrual loans are two C&I loans and two CRE loans with a combined balance of $6.2 million as of March 31, 2013, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

As of December 31, 2012, there was a specific reserve established totaling $4.4 million, which is included in the $17.9 million allowance for loan losses. Also included in impaired and non-accrual loans are two C&I loans and two CRE loans with a combined balance of $13.1 million as of December 31, 2012, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	March 31, 2013
(Dollars in thousands)	Commercial & Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,810	$—	$—	$3,810
Collectively evaluated for impairment	8,490	4,029	1,251	13,770
Total allowance for loan losses	$12,300	$4,029	$1,251	$17,580
Portfolio loans:
Individually evaluated for impairment	$12,724	$4,418	$—	$17,142
Collectively evaluated for impairment	884,927	491,866	298,182	1,674,975
Total portfolio loans	$897,651	$496,284	$298,182	$1,692,117

	December 31, 2012
(Dollars in thousands)	Commercial & Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,156	$1,278	$—	$4,434
Collectively evaluated for impairment	8,163	3,974	1,303	13,440
Total allowance for loan losses	$11,319	$5,252	$1,303	$17,874
Portfolio loans:
Individually evaluated for impairment	$15,680	$6,803	$—	$22,483
Collectively evaluated for impairment	856,313	466,405	296,427	1,619,145
Total portfolio loans	$871,993	$473,208	$296,427	$1,641,628

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans classified as troubled debt restructurings:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$254	$253
Non-accrual	4,168	4,210
Total troubled debt restructurings	$4,422	$4,463

Of the non-accrual loans as of March 31, 2013, three C&I loans and one CRE loan were classified by the Company as troubled debt restructurings. There was also one CRE loan that was still accruing interest and classified by the Company as a troubled debt restructuring as of March 31, 2013. The aggregate net carrying value of these loans is $4.4 million.

Of the non-accrual loans as of December 31, 2012, two C&I loans and one CRE loan were classified by the Company as troubled debt restructurings. There was also one CRE loan that was still accruing interest and classified by the Company as a performing troubled debt restructuring as of December 31, 2012. The aggregate net carrying value of these loans is $4.5 million.

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. We generally do not forgive principal when restructuring loans. During the three months ended March 31, 2013 and 2012, there were no payment defaults for loans modified as TDRs within twelve months of the balance sheet date. The financial effects of our modifications made during the three months ended March 31, 2013, is as follows:

	March 31, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial & industrial:
Advanced additional funds	1	$—	$512	$—	$—
Total	1	$—	$512	$—	$—

There were no modifications made during the three months ended March 31, 2012.

Other Real Estate Owned

As of March 31, 2013 and December 31, 2012, the balance of the Other Real Estate Owned (“OREO”) portfolio was $0.3 million and $0.3 million, respectively.

[5] DEPOSITS

		Weighted Average Interest Rate at		Balance at
	Interest Rate at	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
(Dollars in thousands)	March 31, 2013
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$86,267	$100,395
Interest-bearing checking accounts	0.00 to 0.22%	0.07%	0.06%	5,669	7,043
Money market deposit accounts	0.05 to 0.85%	0.42%	0.47%	899,244	890,884
				991,180	998,322
Time deposits	0.05 to 5.21%	0.95%	1.03%	815,705	825,057
Total deposit balance				$1,806,885	$1,823,379
Average rate paid on interest-bearing accounts		0.67%	0.74%

As of March 31, 2013 and December 31, 2012, the Bank had total brokered deposits of $700.9 million and $717.8 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) totaling $445.4 million and $456.2 million as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $385.0 million and $380.1 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

	March 31, 2013	December 31, 2012
(Dollars in thousands)
Under 12 months	$651,358	$618,898
12 months to 24 months	139,578	167,288
24 months to 36 months	24,769	38,871
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
	$815,705	$825,057

Interest expense on deposits is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Interest-bearing checking accounts	$1	$1
Money market deposit accounts	979	941
Time deposits	2,054	2,645
Total interest expense on deposits	$3,034	$3,587

[6] BORROWINGS

As of March 31, 2013 and December 31, 2012, borrowings were comprised of the following:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowing	0.42%	$20,000	9/25/2014	0.42%	$20,000	9/25/2014
Total		$20,000			$20,000

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank. As of March 31, 2013, the full amount of this established line was available to the Bank.

The Bank has borrowing capacity with the FHLB. The borrowing capacity is based on the collateral value of certain securities plus the Bank’s Maximum Borrowing Capacity (“MBC”) factored by 75%. The Bank’s MBC is updated quarterly based on the Qualified Collateral Report (“QCR”) submitted to the FHLB. As of March 31, 2013, the Bank’s MBC is based on the information provided in the December 31, 2012, QCR filing. As of March 31, 2013, the Bank had agency bond collateral with a fair value of $35.6 million, combined with pledged loans of $411.8 million, for a total borrowing capacity of $226.6 million, net of $20.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2012, there was $20.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

[7] SHAREHOLDERS' EQUITY

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2013, the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

Financial institutions are categorized as Well Capitalized if they meet minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios (Tier 1 capital to average assets) as set forth in the tables below. Based upon the information in the most recently filed FR Y-9C report and Call Report, both the Company and the Bank exceeded the capital ratios necessary to be Well Capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent FR Y-9C report or Call Report that management believes have changed the Company’s or the Bank’s capital.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$237,108	11.65%	N/A	N/A	N/A	N/A
Bank	$236,464	11.62%	$162,774	8.00%	$203,468	10.00%
Tier 1 risk-based capital ratio
Company	$219,079	10.77%	N/A	N/A	N/A	N/A
Bank	$218,435	10.74%	$81,387	4.00%	$122,081	6.00%
Tier 1 leverage ratio
Company	$219,079	10.53%	N/A	N/A	N/A	N/A
Bank	$218,435	10.50%	$166,470	8.00%	$166,470	8.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$234,370	11.88%	N/A	N/A	N/A	N/A
Bank	$233,723	11.84%	$157,875	8.00%	$197,344	10.00%
Tier 1 risk-based capital ratio
Company	$216,053	10.95%	N/A	N/A	N/A	N/A
Bank	$215,406	10.92%	$78,937	4.00%	$118,406	6.00%
Tier 1 leverage ratio
Company	$216,053	10.35%	N/A	N/A	N/A	N/A
Bank	$215,406	10.31%	$167,070	8.00%	$167,070	8.00%

Given its status as a de novo bank, the Company and the Bank must obtain consent from their primary regulators, including the FDIC, Pennsylvania Department of Banking and Securities and the Federal Reserve, prior to declaring and paying cash dividends. As part of its operating and financial strategies, the Company has not paid dividends to its holders of its common shares since its inception in 2007 and it does not anticipate paying cash dividends to its holders of its common shares in the foreseeable future.

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2013, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. Substantially all employees received an automatic contribution of three percent of their base salary for the three months ended March 31, 2013 and 2012. The Company’s contribution expense was $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months.

[9] RESTRICTED STOCK

In January 2011, the Board of Directors approved the grant of 62,500 shares of the Company's restricted common stock to the Company's Chairman and Chief Executive Officer with a grant date fair value of $0.5 million.  Under this grant, the service-based restricted shares award was expensed ratably over the two-year vesting period, commencing in January 2011.  As of March 31, 2013, the restricted shares are fully vested.

[10] EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 follows:

	Three Months Ended March 31,
(Dollars in thousands, except share and per share data)	2013	2012

Net income available to common shareholders	$2,855	$2,404
Less: earnings allocated to participating stock	624	—
Net income available to common shareholders, after required adjustments for the calculation of basic EPS	$2,231	$2,404

Basic shares	17,436,952	17,393,768
Preferred shares - dilutive	4,878,049	—
Unvested restricted shares - dilutive	7,778	27,541
Stock options - dilutive	218,362	—
Diluted shares	22,541,141	17,421,309

Earnings per common share:
Basic	$0.13	$0.14
Diluted	$0.13	$0.14

	Three Months Ended March 31,
	2013	2012
Anti-dilutive shares (1)	435,500	1,934,500
(1) Includes stock options not considered for the calculation of diluted earnings per shares as their inclusion would have been anti-dilutive.

[11] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts related to certain of the Company’s fixed rate loan assets. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers. The Company manages a matched book with respect to its derivative instruments offered as a part of this service to its customers in order to minimize its net risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE BALANCE SHEET
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2013 and December 31, 2012:

	Asset Derivatives as of March 31, 2013		Liability Derivatives as of March 31, 2013
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Interest rate products	Other assets	$—	Other liabilities	$1,149
Derivative not designated as hedging instruments
Interest rate products	Other assets	$4,956	Other liabilities	$5,221

	Asset Derivatives as of December 31, 2012		Liability Derivatives as of December 31, 2012
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Interest rate products	Other assets	$—	Other liabilities	$1,299
Derivative not designated as hedging instruments
Interest rate products	Other assets	$5,681	Other liabilities	$5,955

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2013, the Company had ten interest rate swaps, with a notional amount of $10.4 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk is considered insignificant in 2013 and 2012. There were no counterparty default losses on derivatives for the three months ended March 31, 2013, and the twelve months ended December 31, 2012.

For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Two of the Company’s ten interest rate swaps are designated as fair value hedges applying the “shortcut” method. As such, the gain or loss on these two derivatives exactly offsets the loss or gain on the hedged items, resulting in zero net earnings impact. The remaining eight hedges have been designated as fair value hedges applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2013, the Company recognized losses of $7.8 thousand in non-interest income related to hedge ineffectiveness. The Company also recognized a decrease to interest income of $0.1 million for the three months ended March 31, 2013, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers or are hedges that were previously designated in qualifying hedging relationships that no longer meet the strict requirements to apply hedge accounting, as discussed in the Fair Value Hedges of Interest Rate Risk section. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2013, the Company had seventy-four derivative transactions with an aggregate notional amount of $262.3 million related to this program and two interest rate swaps with embedded floors that no longer meet the requirements to apply hedge accounting with an aggregate notional amount of $7.8 million. During the three months ended March 31, 2013, the Company recognized a net gain of $9.3 thousand related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS ON THE INCOME STATEMENT
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three months ended March 31, 2013 and 2012:

(Dollars in thousands)	Three Months Ended March 31, 2013
Derivative in Fair Value Hedging Relationships	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate products	Interest income / (expense)	$(118)
	Non-interest income / (expense)	(8)
Total		$(126)

Derivative Not Designated as Hedging Instruments	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income / (expense)	$(9)
Total		$(9)

(Dollars in thousands)	Three Months Ended March 31, 2012
Derivative in Fair Value Hedging Relationships	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate products	Interest income / (expense)	$(239)
	Non-interest income / (expense)	(5)
Total		$(244)

Derivative Not Designated as Hedging Instruments	Location of Gain or (Loss) recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income / (expense)	$(30)
Total		$(30)

CREDIT-RISK-RELATED CONTINGENT FEATURES
The Company has agreements with each of its derivative counterparties that contain a provision where, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where, if either the Company or the counterparty fails to maintain its status as a well/adequately capitalized institution, then the Company or the Counterparty could be required to terminate any outstanding derivative positions and settle its obligations under the agreement.

As of March 31, 2013, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $6.3 million. As of March 31, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions as of March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value.

[12] DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are based on the present value of expected future cash flows, quoted market prices of similar financial instruments, if available, and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions, and risk assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realized in an immediate settlement of instruments. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2013 and December 31, 2012:

CASH AND CASH EQUIVALENTS
The carrying amount approximates fair value.

INVESTMENT SECURITIES
The fair values of investment securities are based on quoted market prices for similar securities, recently executed transactions and pricing models.

LOANS HELD-FOR-INVESTMENT
The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair value as determined here does not represent an exit price. Impaired loans are generally valued at the fair value of the associated collateral.

FEDERAL HOME LOAN BANK STOCK
The carrying value of our Federal Home Loan Bank stock, which is a marketable equity investment, approximates market value.

BANK OWNED LIFE INSURANCE
The Company owns general account bank owned life insurance (“BOLI”). The fair value of the general account BOLI is based on the insurance contract net cash surrender value.

DEPOSITS
The fair value of demand deposits is the amount payable on demand at the reporting date, i.e., their carrying amounts. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

BORROWINGS
The fair value of our borrowings is calculated by discounting scheduled cash flows through the estimated maturity using period end market rates for borrowings of similar remaining maturities.

INTEREST RATE SWAPS
The fair value of interest rate swaps are estimated through the assistance of an independent third party and compared to the fair value determined by the swap counterparty to establish reasonableness.

OFF-BALANCE SHEET INSTRUMENTS
Fair values for the Company’s off-balance sheet instruments, which consist of lending commitments, standby letters of credit and risk participation agreements related to interest rate swap agreements, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance sheet instruments is not significant.

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	1	$140,504	$140,504	$200,080	$200,080
Investment securities available-for-sale	2	198,465	198,465	191,187	191,187
Loans held-for-investment, net	3	1,674,537	1,678,952	1,623,754	1,631,578
Federal Home Loan Bank stock	2	2,426	2,426	2,426	2,426
Bank owned life insurance	2	21,042	21,042	20,886	20,886
Interest rate swaps	2	4,956	4,956	5,681	5,681
Other real estate owned	3	290	290	290	290

Financial liabilities
Deposits	2	1,806,885	1,810,967	1,823,379	1,828,107
Borrowings	2	20,000	19,973	20,000	19,976
Interest rate swaps	2	6,370	6,370	7,254	7,254

FAIR VALUE MEASUREMENTS
In accordance with U.S. generally accepted accounting principles the Company must account for certain financial assets and liabilities at fair value on a recurring and non-recurring basis. The Company utilizes a three-level fair value hierarchy of valuation techniques to estimate the fair value of its financial assets and liabilities based on whether the inputs to those valuation techniques are observable or unobservable. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within multiple levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.

Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:

•
Level 1 – Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.

•
Level 2 – Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded. Level 2 also includes pricing models in which the inputs are corroborated by market data, for example, matrix pricing.

•
Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include assumptions of a source independent of the reporting entity or the reporting entity’s own assumptions that are supported by little or no market activity or observable inputs.

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial Assets
Investment securities:
Corporate bonds	$—	$65,457	$—	$65,457
Municipal bonds	—	16,700	—	16,700
Non-agency mortgage-backed securities	—	8,306	—	8,306
Agency collateralized mortgage obligations	—	66,907	—	66,907
Agency mortgage-backed securities	—	41,095	—	41,095
Interest rate swaps	—	4,956	—	4,956
Total financial assets	$—	$203,421	$—	$203,421

Financial Liabilities
Interest rate swaps	$—	$6,370	$—	$6,370
Total financial liabilities	$—	$6,370	$—	$6,370

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial Assets
Investment securities:
Corporate bonds	$—	$53,903	$—	$53,903
Municipal bonds	—	20,118	—	20,118
Non-agency mortgage-backed securities	—	8,322	—	8,322
Agency collateralized mortgage obligations	—	55,868	—	55,868
Agency mortgage-backed securities	—	52,976	—	52,976
Interest rate swaps	—	5,681	—	5,681
Total financial assets	$—	$196,868	$—	$196,868

Financial Liabilities
Interest rate swaps	$—	$7,254	$—	$7,254
Total financial liabilities	$—	$7,254	$—	$7,254

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs. The valuation for debt securities are classified as either Level 1 or Level 2. Investment securities within Level 2 include corporate bonds, municipal bonds, non-agency mortgage-backed securities, collateralized mortgage obligations and mortgage-backed securities issued by U.S. government agencies.

INTEREST RATE SWAPS
The fair value is estimated by the counterparty using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified as Level 2. These fair value estimations include primarily market observable inputs such as the LIBOR swap curve, the basis for the underlying interest rate.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$13,332	$13,332
Other real estate owned	—	—	290	290
Total assets	$—	$—	$13,622	$13,622

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$18,049	$18,049
Other real estate owned	—	—	290	290
Total assets	$—	$—	$18,339	$18,339

As of March 31, 2013, the Company recorded $3.8 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $8.4 million, and as a result of adjusting the value based upon the discounted cash flow relating to one loan, to $4.9 million, as of March 31, 2013.

As of December 31, 2012, the Company recorded $4.4 million of specific allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $18.0 million, as of December 31, 2012.

The Company obtains updated appraisals for collateral dependent impaired loans on an annual basis, unless circumstances require a more frequent appraisal.

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and which may cause us to believe our recovered value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans for which it has established specific reserves as part of the allocated allowance component of the allowance for loan losses.

OTHER REAL ESTATE OWNED
Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs. Accordingly, real estate owned is classified as Level 3.

The following table presents additional quantitative information about assets measured at fair value on a recurring and nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(Dollars in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range (weighted average)
Loans measured for impairment (1)	$13,332	Appraisal value (2)	Discount due to salability conditions or lack of market data	10% - 25%

Other real estate owned	$290	Appraisal value (2)	Discount due to salability conditions	10%

(1)	Loans measured for impairment of $13.3 million are net of specific reserve of $3.8 million.

(2)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

	December 31, 2012
(Dollars in thousands)	Fair Value	Valuation Techniques	Significant Unobservable Inputs	Range (weighted average)
Loans measured for impairment (1)	$18,049	Appraisal value (2)	Discount due to salability conditions or lack of market data	10% - 60%

Other real estate owned	$290	Appraisal value (2)	Discount due to salability conditions	10%

(1)	Loans measured for impairment of $18.0 million are net of specific reserve of $4.4 million.

(2)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in accumulated other comprehensive income, for the periods presented:

For the three months ended
March 31, 2013
(Dollars in thousands)	Unrealized gains and losses on securities available-for-sale
Balance as of December 31, 2012	$1,671
Increase/(decrease) in unrealized gains	(149)
(Gains)/losses reclassified from other comprehensive income (1)	(504)
Net other comprehensive income	(653)
Balance as of March 31, 2013	$1,018

For the three months ended
March 31, 2012
(Dollars in thousands)	Unrealized gains and losses on securities available-for-sale
Balance as of December 31, 2011	$738
Increase/(decrease) in unrealized gains	921
(Gains)/losses reclassified from other comprehensive income	—
Net other comprehensive income	921
Balance as of March 31, 2012	$1,659

(1)	Consists of realized gains on securities (net gain on sale of investment securities available-for-sale) of $784, net of tax (income tax expense) of ($280).

[14] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[15] SUBSEQUENT EVENTS

On May 14, 2013, the Company completed the issuance and sale of 6,355,000 shares of its common stock, no par value (the Company Stock), in its initial public offering of Common Stock (the Offering), including 855,000 shares sold pursuant to the exercise in full by its underwriters of their option to purchase additional shares from the Company, at a price to the public of $11.50 per share. The shares were offered pursuant to the Company’s Registration Statement on Form S-1. The Company received net proceeds of approximately $66.6 million from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses.

In connection with the closing of initial public offering, on May 14, 2013, the Company converted all of its 48,780.488 outstanding shares of Series C preferred stock to shares of common stock, resulting in the issuance of 4,878,049 shares of common stock upon conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations at and for the three months ended March 31, 2013. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management's Discussion and Analysis included in the Company's Prospectus filed with the Securities and Exchange Commission on May 9, 2013, as part of the Company's Registration Statement on Form S-1 (File No. 333-187681).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Deterioration of our asset quality;

•	Our ability to prudently manage our growth and execute our strategy;

•	Changes in the value of collateral securing our loans;

•	Business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	Changes in management personnel;

•	Our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	Operational risks associated with our business;

•	Volatility and direction of market interest rates;

•	Increased competition in the financial services industry, particularly from regional and national institutions;

•	Changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	Further government intervention in the U.S. financial system;

•	Natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	Other factors that are discussed in the section entitled “Risk Factors,” in Part II of this report.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this document. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis. However, because we conduct all of our material business operations through TriState Capital Bank, the discussion and analysis relates to activities primarily conducted at TriState Capital Bank.

As a bank holding company that operates through one segment, we generate most of our revenue from interest on loans and investments, loan related fees and deposit-related fees. Our primary source of funding for our loans is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our pre-tax, pre-provision net revenue; net interest margin; efficiency ratio; ratio of provision for loan losses to average total loans; return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. is a bank holding company headquartered in Pittsburgh, Pennsylvania. Through our wholly owned bank subsidiary, TriState Capital Bank, we serve middle market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high net worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow.

For the three months ended March 31, 2013, our net income available to common shareholders was $2.9 million compared to $2.4 million for the same period in 2012, an increase of $451,000, or 18.8%, primarily due to the impact of (1) a $1.1 million, or 8.5%, increase in our net interest income, (2) a $764,000 or 74.6% increase in non-interest income primarily due to a $784,000 gain on sale of securities in the first quarter of 2013, compared to no securities gains in the same period in 2012, (3) the elimination of dividends on our Series A and Series B preferred shares, which we redeemed in September 2012, partially offset by (4) an increase of $901,000, or 73.2%, in our provision for loan losses and (5) an $866,000, or 9.9%, increase in our non-interest expense.

Our diluted earnings per share decreased $0.01, or 7.1%, to $0.13 for the three months ended March 31, 2013, compared to $0.14 for the same period in 2012. The dilutive impact of our August 2012 issuance of $50.0 million in our Series C preferred stock was partially offset by an increase of $451,000, or 18.8%, in our net income available to common shareholders.

Our annualized return on average assets was 0.56% for the three months ended March 31, 2013, as compared to 0.61% for the same period in 2012. Our annualized return on average equity was 5.26% for the three months ended March 31, 2013, as compared to 5.97% for the same period in 2012. These decreases resulted from the effect of our issuance of $50.0 million in our Series C preferred stock, which we have not yet fully utilized, coupled with an increase of $232.5 million, or 12.6%, in our average assets and a six basis point decrease in our net interest margin as compared to the same period in 2012.

Our annualized net interest margin was 2.86% for the three months ended March 31, 2013, as compared to 2.92% for the same period in 2012. This decrease was primarily due to the impact of the continued low interest rate environment coupled with competition for quality commercial and private banking loans.  Historically, we have mitigated the pressure on our net interest margin in part by managing the rates paid on our deposits and improving the mix of our deposit portfolio toward lower rate deposits. A continued low interest rate environment may limit our ability to reduce rates on our deposits faster than our loan yields decline, without sacrificing loan or deposit growth, deposit source composition or competitive positioning.

For the three months ended March 31, 2013, our efficiency ratio was 62.73% as compared to 61.51% for the same period in 2012, primarily as a result of our non-interest expense growing faster than our total revenue. The slower growth rate of our total revenue was primarily due to the six basis point decrease in our net interest margin compared to the same period in 2012. Our non-interest expense to average assets was 1.87% for the three months ended March 31, 2013, compared to 1.90% for the same period in 2012.

For the three months ended March 31, 2013, total revenue increased $1.1 million, or 7.7%, to $15.3 million from $14.2 million for the same period in 2012, driven by growth in net interest income primarily as a result of growth in our loan portfolio and a decrease in the rate paid on interest-bearing liabilities. Pre-tax, pre-provision net revenue increased $237,000, or 4.3%, to $5.7 million for the three months ended March 31, 2013, from $5.5 million for the same period in 2012, primarily resulting from growth of $1.1 million, or 8.5%, in net interest income, partially offset by an increase of $866,000, or 9.9%, in non-interest expense.

Total assets were $2.1 billion as of March 31, 2013. Total loans grew by $50.5 million to $1.7 billion as of March 31, 2013, an annualized increase of 12.3% from December 31, 2012, primarily as a result of growth in our commercial and industrial and commercial real estate loan portfolios. Total deposits were $1.8 billion as of March 31, 2013.

Nonperforming assets to total assets decreased to 0.84% as of March 31, 2013, from 1.10% as of December 31, 2012. Annualized net charge-offs to average loans for the three month period ended March 31, 2013, was 0.60%, as compared to 0.25% for the same period in 2012. The increase in net charge-offs and decrease in nonperforming assets was primarily due to the partial charge-off and subsequent sale of one nonperforming loan during the first quarter of 2013.

The allowance for loan losses to total loans decreased to 1.04% as of March 31, 2013, from 1.09% as of December 31, 2012, primarily as a result of the partial charge-off of one nonperforming loan, which was subsequently sold in the first quarter of 2013, partially offset by an increase in specific reserves. The allowance for loan losses to nonperforming loans increased from 79.50% to 102.56% during the same period. The provision for loan losses was $2.1 million for the three months ended March 31, 2013, compared to $1.2 million for the same period in 2012. The increase in the ratio of allowance for loan losses to nonperforming loans and the increase in the provision for loan losses primarily related to a specific reserve recorded on one nonperforming loan.

Our book value per common share, assuming preferred shares were converted to common shares, increased $0.11 or 1.1%, to $9.86 as of March 31, 2013, from $9.75 as of December 31, 2012. Our tangible equity to tangible assets ratio increased to 10.61% as of March 31, 2013, from 10.50% as of December 31, 2012. Both trends are primarily the result of growth in our retained earnings.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “total revenue,” “pre-tax, pre-provision net revenue,” “efficiency ratio,” “tangible equity,” “tangible equity to tangible assets,” “common shares outstanding with preferred converted to common,” and “book value per share with preferred converted to common.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

“Tangible equity” is defined as shareholders' equity reduced by intangible assets, including goodwill, if any. We believe this measure is important to management and investors to better understand and assess changes from period to period in shareholders' equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets. We had no goodwill as of March 31, 2013.

“Tangible equity to tangible assets” is defined as the ratio of shareholders' equity reduced by intangible assets, divided by total assets reduced by intangible assets. We believe this measure is important to many investors who are interested in relative changes from period to period in equity and total assets, each exclusive of changes in intangible assets.

“Common shares outstanding with preferred converted to common” is defined as shares of our common stock issued and outstanding, inclusive of our issued and outstanding Series C preferred stock. We believe this measure is important to many investors who are interested in changes from period to period in our shares of common stock issued and outstanding giving effect to the conversion of shares of our Series C preferred stock which are convertible at the option of the holder and will convert to common stock immediately prior to the closing of the initial public offering, which closed on May 14, 2013. Convertible shares of preferred stock have the effect of not impacting shares of common stock issued and outstanding until they are converted, at which point they add to the number of shares of common stock issued and outstanding.

“Book value per share with preferred converted to common” is defined as book value, divided by shares of common stock issued and outstanding with preferred stock converted to common stock. We believe this measure is important to many investors who are interested in changes from period to period in book value per share inclusive of shares of preferred stock that could be converted to shares of common stock. Convertible shares of preferred stock have the effect of not impacting book value per common share, while reducing our book value per share with preferred converted to common.

“Total revenue” is defined as net interest income and non-interest income, excluding gains and losses on sales of investment securities available-for-sale. We believe adjustments made to our operating revenue allow management and investors to better assess our operating revenue by removing the volatility that is associated with certain other items that are unrelated to our core business.

“Pre-tax, pre-provision net revenue” is defined as net income, without giving effect to loan loss provision and income taxes, and excluding net gain (loss) on sale of investment securities available-for-sale. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for loan losses or other items that are unrelated to our core business.

“Efficiency ratio” is defined as non-interest expense divided by our total revenue. We believe this measure allows management and investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

(Dollars in thousands, except share and per share data)	March 31, 2013	December 31, 2012
Book value per share with preferred converted to common:
Common shareholders' equity	$174,086	$171,713
Preferred stock (convertible)	46,011	46,011
Total common shareholders' equity and preferred stock to Series C	$220,097	$217,724
Preferred shares outstanding	48,780.488	48,780.488
Conversion factor	100	100
Preferred shares converted to common shares outstanding	4,878,049	4,878,049
Common shares outstanding	17,444,730	17,444,730
Common shares with preferred shares converted to common	22,322,779	22,322,779
Book value per share with preferred converted to common	$9.86	$9.75

Tangible equity to tangible assets:
Total shareholders' equity	$220,097	$217,724
Less: Intangible assets	—	—
Tangible equity	$220,097	$217,724
Total assets	$2,074,287	$2,073,129
Less: Intangible assets	—	—
Tangible assets	$2,074,287	$2,073,129
Tangible equity to tangible assets	10.61%	10.50%

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Pre-tax, pre-provision net revenue:
Net interest income before provision for loan losses	$14,344	$13,221
Total non-interest income	1,788	1,024
Less: Net gain on the sale of investment securities, available-for-sale	784	—
Total revenue	15,348	14,245
Less: Total non-interest expense	9,628	8,762
Pre-tax, pre-provision net revenue	$5,720	$5,483

Efficiency ratio:
Total non-interest expense (numerator)	$9,628	$8,762
Total revenue (denominator)	$15,348	$14,245
Efficiency ratio	62.73%	61.51%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 93.5% and 92.8% of total revenue for the three months ended March 31, 2013 and 2012, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Interest income	$17,399	$16,808
Fully taxable equivalent adjustment	51	3
Interest income adjusted	17,450	16,811
Interest expense	3,055	3,587
Net interest income adjusted	$14,395	$13,224

Yield on earning assets	3.47%	3.71%
Cost of interest-bearing liabilities	0.70%	1.00%
Net interest spread	2.77%	2.71%
Net interest margin (1)	2.86%	2.92%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the periods indicated. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a tax equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$177,844	$150	0.34%	$208,375	$156	0.30%
Federal funds sold	10,704	4	0.15%	8,087	2	0.10%
Investment securities trading	2,140	11	2.08%	5,000	23	1.85%
Investment securities available-for-sale	203,672	936	1.86%	174,321	706	1.63%
Total loans	1,644,340	16,349	4.03%	1,428,492	15,924	4.48%
Total interest-earning assets	2,038,700	17,450	3.47%	1,824,275	16,811	3.71%
Cash and other assets	44,291			26,222
Total assets	$2,082,991			$1,850,497

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$5,295	$1	0.08%	$3,894	$1	0.10%
Money market deposit accounts	902,495	979	0.44%	622,049	941	0.61%
Time deposits (excluding CDARS®)	483,890	1,308	1.10%	424,408	1,570	1.49%
CDARS® time deposits	353,886	746	0.85%	399,129	1,075	1.08%
Borrowings	20,000	21	0.43%	—	—	—%
Total interest-bearing liabilities	1,765,566	3,055	0.70%	1,449,480	3,587	1.00%
Noninterest-bearing deposits	81,346			200,441
Other liabilities	15,898			12,784
Shareholders' equity	220,181			187,792
Total liabilities and shareholders' equity	$2,082,991			$1,850,497

Net interest income		$14,395			$13,224
Net interest spread			2.77%			2.71%
Net interest margin (1)			2.86%			2.92%

(1)	Net interest income and net interest margin is calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended March 31, 2013 and 2012. Net interest income, calculated on a fully taxable equivalent basis, increased $1.2 million or 8.9%, to $14.4 million for the three months ended March 31, 2013, from $13.2 million for the same period in 2012. The increase in net interest income for the three months ended March 31, 2013, was primarily attributable to a $214.4 million, or 11.8%, increase in average interest-earning assets, partially offset by a decrease in net interest margin of six basis points to 2.86%. The increase in net interest income reflects an increase of $639,000, or 3.8%, in interest income, coupled with a decrease of $532,000, or 14.8%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $215.8 million, or 15.1%, which is our highest yielding earning asset and our core business, as well as an increase of $29.4 million, or 16.8%, in average investment securities available-for-sale, partially offset by a decrease in average interest-earning deposits of $30.5 million, or 14.7%, and a decrease of 45 basis points in yield on our loans. The declining yield on our loan portfolio was reflective of the low interest rate environment, coupled with market pressure from competition for higher quality loans. Although our yield on loans declined 45 basis points, the overall yield on interest-earning assets declined 24 basis points to 3.47% for the three months ended March 31, 2013, as compared to 3.71% for the same period in 2012, primarily as a result of the shift in the composition of our earning assets from lower yielding interest-earning deposits to higher yielding loans and investment securities.

Interest expense on interest-bearing liabilities of $3.1 million, for the three months ended March 31, 2013, decreased $0.5 million or 14.8% from the same period in 2012 as a result of a decrease of 30 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2012, partially offset by an increase of $316.1 million or 21.8% in average interest-bearing liabilities for the three months ended March 31, 2013, for the same period. The decrease in average rate paid was reflective of decreases in rates paid across all interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $280.4 million, or 45.1%, in average money market deposit accounts, coupled with an increase of $59.5 million, or 14.0%, in average time deposits (excluding CDARS®) and an increase of $20.0 million in average borrowings, partially offset by a decline in average CDARS® time deposits of $45.2 million, or 11.3%.

The following tables analyze the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates as of the periods indicated. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2013 over 2012
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$63	$(69)	$(6)
Federal funds sold	1	1	2
Investment securities trading	4	(16)	(12)
Investment securities available-for-sale	36	194	230
Total loans	(784)	1,209	425
Total increase (decrease) in interest income	(680)	1,319	639

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	—	—	—
Money market deposit accounts	(305)	343	38
Time deposits (excluding CDARS®)	(453)	191	(262)
CDARS® time deposits	(193)	(136)	(329)
Borrowings	11	10	21
Total increase (decrease) in interest expense	(940)	408	(532)

Total increase (decrease) in net interest income	$260	$911	$1,171

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to be charged against the current period's earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. For additional information regarding our allowance for loan losses, see “-Allowance for Loan Losses.”

Provision for Loan Losses for the Three Months Ended March 31, 2013 and 2012. We recorded a $2.1 million provision for loan losses for the three months ended March 31, 2013, compared to $1.2 million for the same period in 2012. This increase was primarily attributable to additions to specific reserves on impaired loans.

Commercial and Industrial: Provision for loan losses of $1.5 million was primarily the result of $1.2 million in additions to specific reserves and a net increase of $313,000 in general reserves as a result of loan growth.

Commercial Real Estate: Provision for loan losses of $691,000 was comprised of $658,000 in additions to specific reserves and a net increase of $33,000 in general reserves as a result of loan growth.

Private Banking-Personal: Provision credit of ($52,000) was the result of a decrease in general reserves, as an improvement in the average risk rating of the loan portfolio was partially offset by loan growth.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of certain fees generated from loan and deposit relationships with our customers, coupled with income generated from swap transactions entered into as a direct result of transactions with our customers. In addition, from time to time as opportunities arise, we sell portions of our investment securities. Gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses are impacted by a number of factors, including the nature of the security sold, the purpose of the sale, the interest rate environment and other market conditions. The following tables present the components of our non-interest income for the periods indicated:

	Three Months Ended March 31,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges	$113	$93	$20	21.5%
Net gain on the sale of investment securities available-for-sale	784	—	784	—%
Swap fees	54	250	(196)	(78.4)%
Commitment and other fees	541	477	64	13.4%
Other income (1)	296	204	92	45.1%
Total non-interest income	$1,788	$1,024	$764	74.6%

(1)
Other income includes such items as bank owned life insurance, change in the market value of swap related assets, trading income and other general operating income, none of which account for 1% or more of total interest income and non-interest income combined.

Non-Interest Income for the Three Months Ended March 31, 2013 and 2012. Our non-interest income was $1.8 million for the three months ended March 31, 2013, an increase of $764,000, or 74.6%, from $1.0 million for the same period in 2012, primarily related to increases in net gain on sale of investment securities available-for-sale, commitment and other fees, and other income, partially offset by a decrease in swap fees.

We recognized a net gain on the sale of investment securities available-for-sale of $784,000 for the three months ended March 31, 2013, compared to no activity for the same period in 2012. During the first three months in 2013 we identified opportunities in the marketplace to sell certain investment securities to help fund our loan growth. Although income resulting from these transactions is reported within non-interest income, we exclude such income in the computation of our revenue and efficiency ratio, since we view these transactions as an opportunistic component of our funding strategy and not as a core component of our non-interest income. In addition, the level and frequency of income generated from these transactions can vary materially based on market conditions.

Swap fees of $54,000 for the three months ended March 31, 2013, represented a decrease of $196,000, or 78.4%, from the same period in 2012, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

Commitment and other fees for the three months ended March 31, 2013, increased $64,000, or 13.4%, to $541,000, compared to $477,000 for the same period in 2012, driven largely by growth in unused commitment fees and letter of credit fees.

Other income of $296,000 for the three months ended March 31, 2013, increased $92,000 or 45.1% from $204,000 for the same period in 2012, primarily due to higher income from bank owned life insurance (“BOLI”) as our investment in this product increased to $21.0 million, as of March 31, 2013, from $10.5 million as of March 31, 2012.

Non-Interest Expense

Our non-interest expense represents the operating cost of maintaining and growing our business. The largest portion of non-interest expense is compensation and employee benefits, which include employee payroll expense as well as the cost of incentive compensation, benefit plans, health insurance and payroll taxes, all of which are impacted by the growth in our employee base, coupled with increases in the level of compensation and benefits of our existing employees. The following tables present the components of our non-interest expense for the periods indicated.

	Three Months Ended March 31,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Compensation and employee benefits	$6,276	$5,675	$601	10.6%
Premises and occupancy costs	780	643	137	21.3%
Professional fees	598	688	(90)	(13.1)%
FDIC insurance expense	365	418	(53)	(12.7)%
State capital shares tax	320	313	7	2.2%
Travel and entertainment expense	285	262	23	8.8%
Data processing expense	177	208	(31)	(14.9)%
Other operating expenses (1)	827	555	272	49.0%
Total non-interest expense	$9,628	$8,762	$866	9.9%

Full-time equivalent employees	121	105	16	15.2%

(1)
Other operating expenses includes such items as courier expenses, due from bank charges, software amortization and maintenance, charitable contributions, telephone, marketing, employee-related expenses and other general operating expenses, none of which account for 1% or more of total interest income and non-interest income combined.

Non-Interest Expense for the Three Months Ended March 31, 2013 and 2012. Our non-interest expense for the three months ended March 31, 2013, increased $866,000, or 9.9%, as compared to the same period in 2012, primarily related to increases in compensation and employee benefits, premises and occupancy costs and other operating expenses, which were partially offset by decreases in professional fees, FDIC insurance expense and data processing expense.

For the three months ended March 31, 2013, compensation and employee benefits increased by $601,000, or 10.6%, to $6.3 million, from $5.7 million for the same period in 2012. The increase was primarily due to an increase in the number of full-time equivalent employees, as well as to increases in compensation and benefits to our existing employees. During the first three months in 2013, we added three new positions consisting of one regional president, one relationship manager and one full-time equivalent employee in a support role.

For the three months ended March 31, 2013, premises and occupancy costs increased by $137,000, or 21.3%, to $780,000, from $643,000 for the same period in 2012, primarily as a result of the establishment of our new representative office in New York and higher depreciation expense.

Other operating expenses of $827,000 for the three months ended March 31, 2013, increased by $272,000, or 49.0%, as compared to the same period in 2012, primarily as a result of increases in other categories such as marketing, employee-related expenses and various other expenses related to the growth of our business.

Professional fees expense decreased $90,000 or 13.1%, to $598,000 for the three months ended March 31, 2013, as compared to the same period in 2012 primarily as a result of lower work-out related expenses.

FDIC insurance expense decreased $53,000, or 12.7%, to $365,000 for the three months ended March 31, 2013, as compared to the same period in 2012.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate whether it is more likely than not that we will be able to realize the benefit of identified deferred tax assets.

Income Taxes for the Three Months Ended March 31, 2013 and 2012. For the three months ended March 31, 2013, we recognized income tax expense of $1.5 million or 34.7% of income before tax, as compared to income tax expense of $1.5 million, or 34.5%, of income before tax, for the same period in 2012. Our effective tax rates for the three months ended March 31, 2013 and 2012, were reduced from our statutory rate of 35% primarily by the impact of tax exempt interest.

Financial Condition

Our total assets as of March 31, 2013, totaled $2.1 billion and were in line with total assets as of December 31, 2012, as growth in our earning assets, which was driven primarily by growth in our loan portfolio, was offset by a decrease in cash and cash equivalents as we funded our growth primarily with excess cash. Our loan portfolio increased $50.5 million or 12.3% on an annualized basis, to $1.7 billion, as of March 31, 2013, from $1.6 billion, as of December 31, 2012. Investment securities available-for-sale increased $7.3 million or 15.2% on an annualized basis, to $198.5 million, as of March 31, 2013, from $191.2 million, as of December 31, 2012. Cash and cash equivalents decreased $59.6 million, to $140.5 million, as of March 31, 2013, from $200.1 million, as of March 31, 2012. Our total deposits decreased $16.5 million, or 3.6% on an annualized basis, to $1.8 billion as of March 31, 2013. Our shareholders' equity increased $2.4 million to $220.1 million as of March 31, 2013, compared to $217.7 million as of December 31, 2012. This increase was the result of $2.9 million in net income, coupled with the impact of $171,000 increase related to stock-based compensation, partially offset by a decrease of $653,000 in other comprehensive income, which represents the decrease in the unrealized gain on our investment portfolio.

Loans

Our primary source of income is interest on loans. Our loan portfolio consists primarily of commercial and industrial loans, real estate loans secured by commercial real estate properties and loans to our private banking clients. Our loan portfolio represents the highest yielding component of our earning asset base.

The following table presents the composition of our loan portfolio, by category, as of the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial and industrial	$901,836	$876,443
Commercial real estate loans	497,781	474,679
Private banking-personal	297,848	296,224
Total loans, before deferred loan fees	$1,697,465	$1,647,346

Net deferred loan fees	(5,348)	(5,718)
Total loans, net of deferred loan fees	$1,692,117	$1,641,628

Total loans. Total loans, before deferred loan fees, increased by $50.1 million or 12.2% on an annualized basis, to $1.7 billion as of March 31, 2013, as compared to December 31, 2012. Our growth for the three months ended March 31, 2013, has been comprised of an increase in commercial and industrial loans of $25.4 million or 11.6% on an annualized basis, an increase in commercial real estate loans of $23.1 million or 19.5% on an annualized basis, and an increase in private banking-personal loans of $1.6 million or 2.2% on an annualized basis.

Primary Loan Categories

Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing acquisitions and recapitalizations. Cash flow from the borrower's operations is the primary source of repayment for these loans, except for our private banking commercial loans which are secured by marketable securities.

As of March 31, 2013, our commercial and industrial loans comprised $901.8 million or 53.1% of total loans, before deferred loan fees, compared to $876.4 million or 53.2% of total loans, before deferred loan fees, as of December 31, 2012. Included in our commercial and industrial loans as of March 31, 2013, are $130.4 million of loans sourced through our private banking channel with the proceeds used for a commercial or business purpose. The majority of our commercial loans sourced through our private banking channel are secured by marketable securities.

Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multi-family and hospitality. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The cash flow from income producing properties or the sale of property from construction and development loans are the primary sources of repayment for these loans.

Commercial real estate loans before deferred loan fees as of March 31, 2013, totaled $497.8 million or 29.3% of total loans, before deferred loan fees, as compared to $474.7 million or 28.8% as of December 31, 2012. As of March 31, 2013, $378.6 million of total commercial real estate loans were at a floating rate and $119.2 million were at a fixed rate, as compared to $353.9 million and $120.8 million, respectively, as of December 31, 2012. Included in our commercial real estate loans as of March 31, 2013, are $17.7 million of loans sourced through our private banking channel with the proceeds used for a commercial or business purpose.

Private Banking-Personal Loans. Our private banking-personal loans, along with certain of our loans classified as commercial loans, are sourced through our private banking channel, which operates on a national basis. These loans consist primarily of loans made to high net worth individuals and/or trusts that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking-personal loan portfolio.

As of March 31, 2013, private banking-personal loans (excluding those used for commercial purposes) were approximately $297.8 million or 17.6% of total loans, before deferred loan fees, of which $154.3 million or 51.8% were secured by marketable securities. This compared to the level, as of December 31, 2012, of $296.2 million or 18.0% of total loans, of which $139.1 million or 47.0% were secured by marketable securities. Furthermore, as shown in the table below, aggregate loans secured by marketable securities, including personal and commercial loans, grew by $29.6 million or 13.2%, in the three months ended March 31, 2013, to $253.5 million as of March 31, 2013, from $223.9 million as of December 31, 2012. The growth in loans secured by marketable securities is expected to increase as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile.

As discussed above, loans through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by marketable securities. These loans are included in, and are discussed in connection with, the above-described commercial and industrial loan category. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Private banking-personal loans:
Secured by residential real estate	$132,505	$136,899
Secured by marketable securities	154,278	139,088
Other	11,065	20,237
Total private banking-personal loans	$297,848	$296,224

Private banking-commercial loans:
Secured by commercial real estate	$17,702	$19,531
Secured by marketable securities	99,221	84,853
Other	31,184	34,972
Total private banking-commercial loans	$148,107	$139,356

Total private banking channel loans	$445,955	$435,580

Loan Maturities and Interest Rate Sensitivity

The following tables present the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the dates indicated.

	March 31, 2013
(Dollars in thousands)	Less Than One Year	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$831,379	$58,396	$12,061	$901,836
Commercial real estate loans	338,436	131,119	28,226	497,781
Private banking-personal	173,322	103,275	21,251	297,848
Total loans, before deferred loan fees	$1,343,137	$292,790	$61,538	$1,697,465

Interest rate sensitivity:
Fixed interest rates	$17,912	$149,962	$51,399	$219,273
Floating or adjustable interest rates	1,325,225	142,828	10,139	1,478,192
Total loans, before deferred loan fees	$1,343,137	$292,790	$61,538	$1,697,465

	December 31, 2012
(Dollars in thousands)	Less Than One Year	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$798,430	$68,162	$9,851	$876,443
Commercial real estate loans	313,453	129,076	32,150	474,679
Private banking-personal	170,399	104,866	20,959	296,224
Total loans, before deferred loan fees	$1,282,282	$302,104	$62,960	$1,647,346

Interest rate sensitivity:
Fixed interest rates	$24,513	$152,093	$48,767	$225,373
Floating or adjustable interest rates	1,257,769	150,011	14,193	1,421,973
Total loans, before deferred loan fees	$1,282,282	$302,104	$62,960	$1,647,346

Interest Reserve Loans

As of March 31, 2013, loans with interest reserves totaled $44.4 million, which represented 2.6% of total loans, before deferred loan fees, as compared to $34.7 million or 2.1% as of December 31, 2012. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is subjective and requires material estimates that may change over time.

The components of the allowance for loan losses represent estimates based upon Accounting Standards Codification (“ASC”) Topic 450, Contingencies, and ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under ASC Topic 310. ASC Topic 310 is applied to commercial loans that are individually evaluated for impairment.

Under ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.

In estimating probable loan loss under ASC Topic 450 and the required general reserve, we consider numerous factors, including historical charge-off rates and subsequent recoveries. We also consider, but are not limited to, qualitative factors that influence our credit quality, such as delinquency and nonperforming loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, we consider the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of our primary markets historically tend to lag the national economy, with local economies in those primary markets also improving or weakening, as the case may be, but at a more measured rate than the national trends.

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is the risk rating of the particular loan. Although we have limited loss history against which to measure loss rates related to given risk ratings, management has developed a methodology that is applied to our three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking-personal loans. As the mix and weighted average risk rating of each loan portfolio change, the primary factor is impacted accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each risk rating level. The secondary factor is intended to capture risks related to events and circumstances that may directly or indirectly impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine risk factors and each risk factor is assigned a reserve level, based on judgment as to probable impact on each loan portfolio, and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Monthly updates are presented to our board of directors as to the status of loan quality.

Loan participations follow the same underwriting and risk rating criteria and are individually risk-rated under the same process as loans we directly originated. Our ongoing credit review of the loan participation portfolio follows the same process we use for loans we originate directly. Management does not rely on information from the lead bank when considering the appropriate level of allowance for loan losses to be recorded on our loan participations.

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
General Reserves	$13,770	$13,440
Specific Reserves	3,810	4,434
Total allowance for loan losses	$17,580	$17,874

Allowance for loan losses to total loans	1.04%	1.09%

As of March 31, 2013, we had specific reserves totaling $3.8 million related to four commercial and industrial loans. The total outstanding balance of these loans aggregated to $11.0 million. All of these loans were on non-accrual status as of March 31, 2013.

As of December 31, 2012, we had specific reserves totaling $4.4 million related to four commercial and industrial loans and one commercial real estate loan. The total outstanding balance of these loans aggregated to $9.4 million. All of these loans were on non-accrual status as of December 31, 2012.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$12,300	70.0%	53.1%	$11,319	63.3%	53.2%
Commercial real estate loans	4,029	22.9%	29.3%	5,252	29.4%	28.8%
Private banking-personal	1,251	7.1%	17.6%	1,303	7.3%	18.0%
Total allowance for loan losses	$17,580	100.0%	100.0%	$17,874	100.0%	100.0%

Allowance for Loan Losses as of March 31, 2013 and December 31, 2012. Our allowance for loan losses decreased to $17.6 million, or 1.04%, of total loans as of March 31, 2013, as compared to $17.9 million, or 1.09% of total loans, as of December 31, 2012. This decrease was primarily attributable to a decrease in specific reserves related to the sale of one commercial real estate loan.

Our allowance for loan losses related to commercial and industrial loans increased to $12.3 million as of March 31, 2013, as compared to $11.3 million as of December 31, 2012. This increase was primarily attributable to the growth in this loan portfolio as well as an increase in related specific reserves. Our allowance for loan losses related to commercial real estate loans decreased by $1.3 million, to $4.0 million as of March 31, 2013, as compared to $5.3 million as of December 31, 2012. This decrease was attributable to the decrease of $1.3 million in specific reserves related to the sale of one commercial real estate loan. Our allowance for loan losses related to private banking-personal loans remained consistent, at $1.3 million as of March 31, 2013 and December 31, 2012, as growth in this loan portfolio was offset by an overall improvement in the average risk ratings of the portfolio.

Net Charge-Offs

Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. We may elect to recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged-off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

Net Charge-Offs for the Three Months Ended March 31, 2013. Our net loan charge-offs of $2.4 million or 0.60% of average loans on an annualized basis, for the three months ended March 31, 2013, were comprised of charge-offs of $526,000 on one commercial and industrial loan and $1.9 million on one commercial real estate loan, partially offset by recoveries of $14,000 on two commercial and industrial loans and $22,000 on one commercial real estate loan.

Net Charge-Offs for the Three Months Ended March 31, 2012. Our net loan charge-offs of $880,000, or 0.25% of average loans on an annualized basis, for the three months ended March 31, 2012, were comprised entirely of a charge-off of $884,000 on one commercial real estate loan, partially offset by a recovery of $4,000 on one commercial and industrial loan.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Beginning balance	$17,874	$16,350
Charge-offs:
Commercial and industrial	(526)	—
Commercial real estate loans	(1,936)	(884)
Private banking-personal	—	—
Total charge-offs	(2,462)	(884)
Recoveries:
Commercial and industrial	14	4
Commercial real estate loans	22	—
Private banking-personal	—	—
Total recoveries	36	4
Net charge-offs	(2,426)	(880)
Provision for loan losses	2,132	1,231
Ending balance	$17,580	$16,701

Net loan charge-offs to average total loans (1)	0.60%	0.25%
Provision for loan losses to average total loans (1)	0.53%	0.35%
Allowance for loan losses to total loans	1.04%	1.09%
Allowance for loan losses to nonperforming loans	102.56%	74.28%
Allowance for loan losses to net loan charge-offs	178.68%	471.87%
Provision for loan losses to net loan charge-offs (1)	87.88%	139.89%
(1) Interim period ratios are annualized.

The following table shows the changes in the allowance for loan losses by category for the periods indicated:

	Three Months Ended March 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$11,319	$5,252	$1,303	$17,874
Provision for loan losses	1,493	691	(52)	2,132
Charge-offs	(526)	(1,936)	—	(2,462)
Recoveries	14	22	—	36
Balance, end of period	$12,300	$4,029	$1,251	$17,580

	Three Months Ended March 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$8,899	$6,580	$871	$16,350
Provision for loan losses	331	863	37	1,231
Charge-offs	—	(884)	—	(884)
Recoveries	4	—	—	4
Balance, end of period	$9,234	$6,559	$908	$16,701

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned and other repossessed assets. Nonperforming loans consist of loans that are on non-accrual status and restructured loans, which are loans on which we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower. Other real estate owned consists of real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures, which are loans for which the borrower has no equity in the collateral at market value and are therefore accounted for as if they had been foreclosed on. We initially record other real estate owned at the lower of carrying value or fair value, less estimated costs to sell the assets. We account for troubled debt restructurings in accordance with ASC 310, Receivables.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due or the borrower files for federal bankruptcy protection. There were no loans 90 days or more past due and still accruing interest as of March 31, 2013 and December 31, 2012, and there was no interest income recognized on these loans for the three months ended March 31, 2013 or 2012, while these loans were on non-accrual. As of March 31, 2013, impaired loans that were on non-accrual were $17.1 million or 1.01% of total loans, compared to $22.5 million or 1.37% of total loans, as of December 31, 2012.

Once the determination is made that a foreclosure is necessary, the loan is reclassified as “in-substance foreclosure” until a sale date and title to the property is finalized. Once we own the property, it is maintained, marketed, rented and sold to repay the original loan. Historically, foreclosure trends in our loan portfolio have been low due to the seasoning of our portfolio. Any loans that are modified or extended are reviewed for classification as a troubled debt restructured loan. We complete a process that outlines the terms of the modification, the reasons for the proposed modification and documents the current status of the borrower.

We had nonperforming assets of $17.4 million, or 0.84% of total assets, as of March 31, 2013, as compared to $22.8 million, or 1.10% of total assets, as of December 31, 2012. The decrease in nonperforming assets in 2013 was considered within the assessment of the determination of the allowance for loan losses. As of March 31, 2013, we had one property that was other real estate owned which totaled $290,000, and no loans 90 days or more past due and still accruing interest.

The following table summarizes our nonperforming assets as of the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans:
Commercial and industrial	$12,844	$15,825
Commercial real estate	4,423	6,808
Private banking-personal	—	—
Total non-accrual loans, before deferred loan fees	$17,267	$22,633
Net deferred loan fees	(125)	(150)
Total non-accrual loans, net of deferred loan fees	$17,142	$22,483
Other real estate owned	290	290
Total nonperforming assets	$17,432	$22,773

Nonperforming troubled debt restructured loans (1)	$4,168	$4,210
Performing troubled debt restructured loans	$254	$253
Loans past due 90 days and still accruing	$—	$—
Nonperforming loans to total loans	1.01%	1.37%
Nonperforming assets to total assets	0.84%	1.10%

(1)	Included in total non-accrual loans, net of deferred loan fees.

Potential Problem Loans

Potential problem loans are those loans that are not categorized as nonperforming loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. We monitor past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans as we would with other problem loans and consider the effect of any potential loss in determining any provision for probable loan losses. We also assess alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. The following table presents the age analysis of past due loans segregated by class of loan, as of the dates indicated.

	March 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans
Commercial and industrial	$—	$—	$2,573	$2,573	$899,263	$901,836
Commercial real estate	643	—	3,780	4,423	493,358	497,781
Private banking-personal	—	—	—	—	297,848	297,848
Total loans, before deferred loan fees	$643	—	$6,353	$6,996	$1,690,469	$1,697,465

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans
Commercial and industrial	$—	$—	$3,033	$3,033	$873,410	$876,443
Commercial real estate	—	—	3,780	3,780	470,899	474,679
Private banking-personal	—	—	—	—	296,224	296,224
Total loans, before deferred loan fees	$—	—	$6,813	$6,813	$1,640,533	$1,647,346

On a monthly basis, we monitor various credit quality indicators for our loan portfolio, including delinquency, nonperforming status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors.

We also monitor the loan portfolio through an internal risk rating system on a periodic basis. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating generally have a lower risk of loss than loans that are risk rated as special mention and substandard, which generally have an increasing risk of loss. Our internal risk ratings, which are consistent with regulatory guidance, are as follows:

•
Non-Rated - Loans to individuals and certain trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure that exceeds $250,000 and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. A loan with an exposure below $500,000 is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking-personal loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies.

•	Pass - A pass loan is currently performing in accordance with its contractual terms.

•
Special Mention - A special mention loan has potential weaknesses that warrant management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or in our credit position at some future date. Economic and market conditions, beyond the customer's control, may in the future necessitate this classification.

•
Substandard - A substandard loan is not adequately protected by the net worth and/or paying capacity of the obligor or by the collateral pledged, if any. Substandard loans have a well-defined weakness, or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.

The following tables present the recorded investment in loans by credit quality indicator, as of the dates indicated. As shown in the tables below, our aggregate special mention and substandard loans declined from $54.6 million as of December 31, 2012, to $50.6 million as of March 31, 2013.

	March 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,137	$117	$94,926	$96,180
Pass	863,912	485,227	201,578	1,550,717
Special mention	11,680	8,015	1,240	20,935
Substandard	25,107	4,422	104	29,633
Total loans, before deferred loan fees	$901,836	$497,781	$297,848	$1,697,465

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,238	$119	$100,364	$101,721
Pass	836,948	459,615	194,506	1,491,069
Special mention	9,513	8,137	1,250	18,900
Substandard	28,744	6,808	104	35,656
Total loans, before deferred loan fees	$876,443	$474,679	$296,224	$1,647,346

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists primarily of available-for-sale securities, coupled with a small portfolio of investment securities held for trading purposes from time to time. As of March 31, 2013 and December 31, 2012, no securities within our investment portfolio were classified as held-to-maturity or trading. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the statement of operations. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders' equity, within accumulated other comprehensive income (loss).

On a quarterly basis, we determine the fair market value of our investment securities based on information provided by two external sources. In addition, on a quarterly basis, we conduct an internal evaluation of changes in the fair market value of our investment securities to gain a level of comfort with the market value information received from the external sources.

Securities, like loans, are subject to interest rate and credit risk. In addition, by their nature, securities classified as available-for-sale or trading are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders' equity. We utilize an independent investment advisor to assist us in the management of our investment portfolio, subject to the investment parameters set forth in our investment policy.

Our investment securities can be classified as either held-to-maturity, available-for-sale or trading.  Held-to-maturity securities are carried at amortized cost, while available-for-sale and trading securities are carried at fair value.  As of March 31, 2013 and December 31, 2012, all of our securities were classified as available-for-sale.  Unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

We perform a quarterly review of our investment securities to identify those that may indicate other-than-temporary impairment (“OTTI”). Our policy for OTTI is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the investment security's ability to recover any decline in its estimated fair value and whether we intend to sell the investment security or if it is more likely than not that we will be required to sell the investment security prior to its recovery. If the financial markets experience deterioration, charges to income could occur in future periods.

Our securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and municipal bonds, all with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The targeted duration for the fixed rate investments in our investment portfolio is between 3 to 5 years. The effective duration of our securities portfolio as of March 31, 2013, was approximately 2.5 years. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $198.5 million in available-for-sale investment securities as of March 31, 2013, an increase of $7.3 million, or 3.8%, from December 31, 2012. This increase was attributable to our strategy to increase the level of investment securities in an effort to improve earnings and liquidity, while maintaining an acceptable level of interest rate risk.

On a fair value basis, 36.0% of our available-for-sale investment securities as of March 31, 2013, were floating rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2012, floating rate securities comprised of 37.2% of our available-for-sale investment securities.

On a fair value basis, 54.4% of our available-for-sale investment securities as of March 31, 2013, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio comprised of municipal bonds, non-agency commercial mortgage-backed securities and corporate bonds. As of December 31, 2012, agency securities comprised of 56.9% of our available-for-sale investment securities.

The following tables summarize the carrying value and fair value of investment securities available-for-sale, as of the dates indicated:

	March 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Corporate bonds	$65,852	$97	$492	$65,457
Municipal bonds	16,876	12	188	16,700
Non-agency mortgage-backed securities	7,746	560	—	8,306
Agency collateralized mortgage obligations	65,525	1,385	3	66,907
Agency mortgage-backed securities	40,880	347	132	41,095
Total investment securities available-for-sale	$196,879	$2,401	$815	$198,465

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Corporate bonds	$54,206	$417	$720	$53,903
Municipal bonds	19,858	286	26	20,118
Non-agency mortgage-backed securities	7,748	574	—	8,322
Agency collateralized mortgage obligations	54,432	1,436	—	55,868
Agency mortgage-backed securities	52,342	634	—	52,976
Total investment securities available-for-sale	$188,586	$3,347	$746	$191,187

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our available-for-sale investment securities portfolio as of the dates indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$20,067	2.40%	$45,390	1.77%	$—	—	$—	—	$65,457	1.96%
Municipal bonds	—	—	—	—	7,899	1.45%	8,801	2.07%	16,700	1.78%
Non-agency mortgage-backed securities	—	—	—	—	—	—	8,306	4.12%	8,306	4.12%
Agency collateralized mortgage obligations	—	—	—	—	2,733	0.72%	64,174	1.16%	66,907	1.15%
Agency mortgage-backed securities	—	—	—	—	—	—	41,095	1.53%	41,095	1.53%
Total	$20,067		$45,390		$10,632		$122,376		$198,465
Weighted average yield		2.40%		1.77%		1.27%		1.55%		1.67%

	December 31, 2012
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$48,674	2.32%	$5,229	3.99%	$—	—	$—	—	$53,903	2.50%
Municipal bonds	—	—	2,283	0.74%	17,835	1.92%	—	—	20,118	1.78%
Non-agency mortgage-backed securities	—	—	—	—	—	—	8,322	4.13%	8,322	4.13%
Agency collateralized mortgage obligations	—	—	—	—	2,872	0.73%	52,996	1.31%	55,868	1.28%
Agency mortgage-backed securities	—	—	—	—	—	—	52,976	1.51%	52,976	1.51%
Total	$48,674		$7,512		$20,707		$114,294		$191,187
Weighted average yield		2.32%		3.08%		1.75%		1.60%		1.86%

For additional information regarding our available-for-sale investment securities portfolio, see note 2 to our unaudited condensed consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets, and we source deposits through multiple channels. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. These sources include primarily deposits from high net worth individuals, family offices, trust companies, wealth management firms, middle market businesses and their executives, and other financial institutions. We compete for deposits by offering a range of products and services to our customers, at competitive rates. We believe that our deposit base is stable, diversified and provides a low all-in cost. We further believe we have the ability to attract new deposits to fund our projected loan growth.

As of March 31, 2013, we consider more than 90.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

During our initial years of operations, as we were building relationships, we relied more heavily on brokered deposits as the primary component of our overall deposit strategy. As our institution has matured, however, we have developed and enhanced relationships with customers within our primary markets and the amount of non-brokered deposits has grown as a percentage of our total deposits.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the periods indicated.

	Three Months Ended March 31,
	2013		2012
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$5,295	0.08%	$3,894	0.10%
Money market deposit accounts	902,495	0.44%	622,049	0.61%
Time deposits (excluding CDARS®)	483,890	1.10%	424,408	1.49%
CDARS® time deposits	353,886	0.85%	399,129	1.08%
Total interest-bearing deposits	$1,745,566	0.70%	$1,449,480	1.00%
Noninterest-bearing checking accounts	81,346	—	200,441	—
Total average deposits	$1,826,912	0.67%	$1,649,921	0.87%

Average Deposits for the Three Months Ended March 31, 2013 and 2012. For the three months ended March 31, 2013, our average total deposits were $1.8 billion, representing an increase of $177.0 million, or 10.7%, from the same period in 2012. The deposit growth was driven by increases in interest-bearing checking and money market deposit accounts, and time deposit accounts, partially offset by a decrease in noninterest-bearing deposits and CDARS® time deposits. Our average cost of interest-bearing deposits of 0.70%, for the three months ended March 31, 2013, decreased from 1.00%, for the same period in 2012, as a result of lower cost of deposits across all categories. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 51.7% of total average interest-bearing deposits, for the three months ended March 31, 2013, from 42.9% for the same period in 2012. Average time deposits and average CDARS® time deposits decreased to 27.7% and 20.3%, respectively, of total average interest-bearing deposits for the three months ended March 31, 2013, compared to 29.3% and 27.5%, respectively, for the same period in 2012. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of non-brokered deposits while reducing our overall cost of funds. The decrease of $119.1 million or 59.4% in average noninterest-bearing deposits, from $200.4 million as of December 31, 2012, to $81.3 million, as of March 31, 2013, is primarily the result of the December 31, 2012, expiration of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act.  In connection with the expiration of this program, a majority of our deposits that had benefited from the additional insurance were moved into the Promontory ICS® reciprocal program, which continues to provide these customers with unlimited insurance.

Borrowings

Deposits are the primary source of funds for our lending and investment activities, as well as general business purposes. As an alternative source of liquidity, we may obtain advances from the FHLB of Pittsburgh, sell investment securities subject to our obligation to repurchase them, purchase Federal funds or engage in overnight borrowings from the FHLB or our correspondent banks. The following table presents certain information with respect to our borrowings, as of March 31, 2013.

	March 31, 2013				December 31, 2012
(Dollars in thousands)	Amount	Rate	Maximum Outstanding at Any Month End	Original Term	Amount	Rate	Maximum Outstanding at Any Month End	Original Term
FHLB borrowings: short-term	$—	—	$—	—	$—	0.23%	$5,000	7 days
FHLB borrowings: long-term	20,000	0.42%	20,000	2 years	20,000	0.42%	20,000	2 years
Total borrowings	$20,000	0.42%	$20,000		$20,000	0.42%	$25,000

Liquidity

We evaluate liquidity both at the parent company level and at the Bank level. Because TriState Capital Bank represents our only material asset, other than cash, our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and the net proceeds of sales of our securities through private placements. As of March 31, 2013, our primary liquidity needs at the parent company level were minimal and related solely to reimbursing TriState Capital Bank for accounting and financial reporting services provided by bank personnel. For the three months ended March 31, 2013, there were no material parent company obligations, as compared to $313,000 for the same period in 2012. Our parent company's only obligations for the three months ended March 31, 2012, consisted of dividend payments on the preferred stock that we had issued to the Department of the Treasury in connection with our participation in the Capital Purchase Program. We have funded all parent company obligations through dividends received from the Bank or with the net proceeds of our private placements. We believe that our cash on hand at the holding company level, which was $620,000, as of March 31, 2013, coupled with the dividend paying capacity of TriState Capital Bank, were adequate to fund any foreseeable parent company obligations as of March 31, 2013.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. Our ALCO has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, “well capitalized” regulatory capital ratios and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. ALCO is designated as the body responsible for compliance and implementation. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Our principal sources of asset liquidity are cash and cash due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled payments) and earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposits, borrowing availability at the FHLB of Pittsburgh, unsecured lines with another financial institution, access to the brokered CD market including CDARS®, and the ability to raise debt and equity. Customer deposits are an important source of liquidity which depends on the confidence of those customers in us, supported by our capital position and the protection provided by FDIC insurance.

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position, including a liquidity gap, which measures potential sources and uses of funds over future periods. Policy guidelines have been established for a variety of liquidity-related performance metrics, such as net loans and leases to deposits, brokered funding composition, cash to total loans and duration of time deposits, all of which are utilized in measuring and managing our liquidity position. The ALCO also performs contingency funding and capital stress analyses at least quarterly to determine our ability to meet potential liquidity and capital needs under stress scenarios that cover varying time horizons ranging from immediate to long term. Policy guidelines require coverage ratios of potential sources greater than uses depending on the scenario and time horizon. These are reviewed on a quarterly basis with our board of directors.

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 87.1% and 88.0% as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, we had available liquidity of $504.9 million, or 24.3% of total assets. These sources were comprised of liquid assets (cash and cash equivalents, and investment securities available-for-sale and not pledged under the FHLB borrowing capacity), totaling $268.3 million, or 12.9% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and a correspondent bank line) totaling $236.6 million, or 11.4% of total assets.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Available cash	$105,460	$165,036
Unpledged investment securities	162,855	153,138
Net borrowing capacity	236,632	225,123
Total liquidity	$504,947	$543,297

For the three months ended March 31, 2013, we generated $3.9 million in cash from operating activities, compared to $3.7 million for the same period in 2012. Investing activities resulted in a net cash outflow of $47.0 million, for the three months ended March 31, 2013, as compared to $86.8 million for the same period in 2012. This decrease was primarily due to net loan growth of $55.7 million for the three months ended March 31, 2013, compared to $75.7 million for the same period in 2012, coupled with proceeds from the sales of investment securities available-for-sale totaling $58.0 million, for the three months ended March 31, 2013, compared to no activity for the same period in 2012. Partially offsetting this, purchases of investment securities available-for-sale totaled $62.4 million, for the three months ended March 31, 2013, compared to $18.4 million for the same period in 2012. Financing activities resulted in a net outflow of $16.5 million for the three months ended March 31, 2013, compared to a net inflow of $2.6 million for the same period in 2012, primarily as a result of a net decrease in deposits of $16.5 million for the three months ended March 31, 2013, as we funded growth in our earning assets primarily with excess cash, compared to net growth of $2.9 million in deposits, for the same period in 2012.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including Basel III and those being established under the Dodd-Frank Act, as government regulators move closer to the final rule-making process.

Capital Resources

The access to, and cost of, funding for new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

Shareholders' Equity. Shareholders' equity increased to $220.1 million as of March 31, 2013, compared to $217.7 million as of December 31, 2012. The $2.4 million increase during the first quarter of 2013 was attributable to net income of $2.9 million coupled with the impact of $171,000 in stock-based compensation, partially offset by a decrease of $653,000 in accumulated other comprehensive income.

Regulatory Capital. As of March 31, 2013 and December 31, 2012, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as “well capitalized” for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain categorized as “well capitalized” under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$237,108	11.65%	N/A	N/A	N/A	N/A
Bank	$236,464	11.62%	$162,774	8.00%	$203,468	10.00%
Tier 1 risk-based capital ratio
Company	$219,079	10.77%	N/A	N/A	N/A	N/A
Bank	$218,435	10.74%	$81,387	4.00%	$122,081	6.00%
Tier 1 leverage ratio
Company	$219,079	10.53%	N/A	N/A	N/A	N/A
Bank	$218,435	10.50%	$166,470	8.00%	$166,470	8.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$234,370	11.88%	N/A	N/A	N/A	N/A
Bank	$233,723	11.84%	$157,875	8.00%	$197,344	10.00%
Tier 1 risk-based capital ratio
Company	$216,053	10.95%	N/A	N/A	N/A	N/A
Bank	$215,406	10.92%	$78,937	4.00%	$118,406	6.00%
Tier 1 leverage ratio
Company	$216,053	10.35%	N/A	N/A	N/A	N/A
Bank	$215,406	10.31%	$167,070	8.00%	$167,070	8.00%

Contractual Obligations and Commitments

The following tables present significant fixed and determinable contractual obligations of principal that may require future cash payments as of the dates indicated.

	March 31, 2013
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$991,180	$—	$—	$—	$991,180
Certificates and other time deposits	651,358	164,347	—	—	815,705
Borrowings	—	20,000	—	—	20,000
Operating leases	1,533	2,613	2,222	2,790	9,158
Total contractual obligations	$1,644,071	$186,960	$2,222	$2,790	$1,836,043

	December 31, 2012
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$998,322	$—	$—	$—	$998,322
Certificates and other time deposits	618,898	206,159	—	—	825,057
Borrowings	—	20,000	—	—	20,000
Operating leases	1,510	2,709	2,272	3,029	9,520
Total contractual obligations	$1,618,730	$228,868	$2,272	$3,029	$1,852,899

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Generally, loan commitments have been granted on a temporary basis for working capital or commercial real estate financing requirements or may be reflective of loans in various stages of funding. These commitments are recorded on our financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by one to four family residential properties and commercial properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments.

Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer.

We minimize our exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot be reasonably predicted because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. There is no guarantee that the lines of credit will be used. The following is a summary of the total notional amount of loan commitments and standby letters of credit outstanding as of the dates indicated.

	March 31, 2013
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$248,521	$116,846	$163,939	$8,838	538,144
Standby letters of credit	16,695	17,327	61,708	—	95,730
Total off-balance sheet arrangements	$265,216	$134,173	$225,647	$8,838	$633,874

	December 31, 2012
(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$224,410	$126,339	$158,819	$13,149	522,717
Standby letters of credit	14,777	17,322	58,719	—	90,818
Total off-balance sheet arrangements	$239,187	$143,661	$217,538	$13,149	$613,535

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of both income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Because of the nature of our operations, we are not subject to foreign exchange or commodity price risk. From time to time we do hold market risk sensitive instruments for trading purposes. The summary information provided in this section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

Interest rate risk is comprised of re-pricing risk, basis risk, yield curve risk and option risk. Re-pricing risk arises from differences in the cash flow or re-pricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount or at the same time. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Option risk arises from embedded options within asset and liability products as certain borrowers have the option to prepay their loans when rates fall, while certain depositors can redeem their certificates when rates rise.

Our ALCO actively measures and manages interest rate risk. The ALCO is responsible for the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position. This involves devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital.

We utilize an asset/liability model to measure and manage interest rate risk. The specific measurement tools used by management on at least a quarterly basis include net interest income simulation, economic value of equity and gap analysis. All are static measures that do not incorporate assumptions regarding future business. All are also measures of interest rate sensitivity used to help us develop strategies for managing exposure to interest rate risk rather than projecting future earnings.

In our view, all three measures also have specific benefits and shortcomings. Net interest income, or NII, simulation explicitly measures exposure to earnings from changes in market rates of interest but does not provide a long-term view. Economic value of equity, or EVE, helps identify changes in optionality and price over a longer term horizon but its liquidation perspective does not convey the earnings-based measures that are typically the focus of managing and valuing a going concern. Gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to re-pricing over a period of time but only captures a single rate environment. Reviewing these various measures collectively helps management obtain a comprehensive view of our interest risk rate profile.

The following NII simulation and EVE metrics were calculated using rate shocks which represent immediate rate changes that move all market rates by the same amount instantaneously. The variance percentages represent the change between the NII simulation and EVE calculated under the particular rate scenario versus the NII simulation and EVE calculated assuming market rates as of the dates indicated.

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Earnings at risk:
+300	$9,991	16.40%	-20.00%	$10,655	17.74%
+200	$5,854	9.61%	-15.00%	$6,233	10.38%
+100	$2,291	3.76%	-10.00%	$2,471	4.11%
–100	$1,726	2.83%	-10.00%	$1,908	3.18%

Economic value of equity:
+300	$(19,461)	(8.60)%	+/-30.00%	$(13,315)	(5.99)%
+200	$(13,956)	(6.17)%	+/-20.00%	$(8,817)	(3.96)%
+100	$(7,786)	(3.44)%	+/-10.00%	$(3,803)	(1.71)%
–100	$5,271	2.33%	+/-10.00%	$5,940	2.67%

Given the relatively low current interest rate environment, it is our strategy to continue to manage an asset sensitive interest rate risk position in our net interest income measure. Therefore, rising rates are expected to have a positive effect on net interest income versus net interest income if rates remain unchanged. The results of the EVE calculation, while negative, indicate a low level of interest rate risk. We also acknowledge and will simultaneously attempt to manage the liability sensitivity demonstrated in our economic value of equity measure.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	Interest Rate Sensitivity Period March 31, 2013
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$123,778	$—	$—	$—	$—	$—	$—	$123,778
Federal funds sold	16,547	—	—	—	—	—	—	16,547
Investment securities available-for-sale	72,158	9,627	29,055	27,419	23,988	28,499	7,719	198,465
Total loans	1,327,683	17,803	33,871	225,169	73,101	1,490	13,000	1,692,117
Other assets	—	—	—	—	—	—	43,380	43,380
Total assets	$1,540,166	$27,430	$62,926	$252,588	$97,089	$29,989	$64,099	$2,074,287

Liabilities:
Transaction accounts	$904,913	$—	$—	$—	$—	$—	$86,267	$991,180
Certificates of deposit	119,433	244,798	287,127	164,347	—	—	—	815,705
Long-term borrowings	—	—	—	20,000	—	—	—	20,000
Other liabilities	—	—	—	—	—	—	27,305	27,305
Total liabilities	1,024,346	244,798	287,127	184,347	—	—	113,572	1,854,190

Equity	—	—	—	—	—	—	220,097	220,097

Total liabilities and equity	$1,024,346	$244,798	$287,127	$184,347	$—	$—	$333,669	$2,074,287

Interest rate sensitivity gap	$515,820	$(217,368)	$(224,201)	$68,241	$97,089	$29,989	$(269,570)
Cumulative interest rate sensitivity gap	$515,820	$298,452	$74,251	$142,492	$239,581	$269,570
Cumulative interest rate sensitive assets to rate sensitive liabilities	150.4%	123.5%	104.8%	108.2%	113.8%	115.5%	111.9%
Cumulative gap to total assets	24.9%	14.4%	3.6%	6.9%	11.6%	13.0%

	Interest Rate Sensitivity Period December 31, 2012
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$192,055	$—	$—	$—	$—	$—	$—	$192,055
Federal funds sold	7,026	—	—	—	—	—	—	7,026
Investment securities available-for-sale	57,781	30,343	50,501	5,353	4,229	36,852	6,128	191,187
Total loans	1,241,895	23,259	38,245	254,629	72,860	(464)	11,204	1,641,628
Other assets	—	—	—	—	—	—	41,233	41,233
Total assets	$1,498,757	$53,602	$88,746	$259,982	$77,089	$36,388	$58,565	$2,073,129

Liabilities:
Transaction accounts	$897,927	$—	$—	$—	$—	$—	$100,395	$998,322
Certificates of deposit	148,287	96,053	374,558	206,159	—	—	—	825,057
Long-term borrowings	—	—	—	20,000	—	—	—	20,000
Other Liabilities	—	—	—	—	—	—	12,026	12,026
Total liabilities	1,046,214	96,053	374,558	226,159	—	—	112,421	1,855,405

Equity	—	—	—	—	—	—	217,724	217,724

Total liabilities and equity	$1,046,214	$96,053	$374,558	$226,159	$—	$—	$330,145	$2,073,129

Interest rate sensitivity gap	$452,543	$(42,451)	$(285,812)	$33,823	$77,089	$36,388	$(271,580)
Cumulative interest rate sensitivity gap	$452,543	$410,092	$124,280	$158,103	$235,192	$271,580
Cumulative interest rate sensitive assets to rate sensitive liabilities	143.3%	135.9%	108.2%	109.1%	113.5%	115.6%	111.7%
Cumulative gap to total assets	21.8%	19.8%	6.0%	7.6%	11.3%	13.1%

The gap analysis demonstrates our asset sensitivity because the ratio of our cumulative interest rate sensitive assets to interest rate sensitive liabilities is in excess of 100.0% for both periods. The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 104.8% as of March 31, 2013, as compared to 108.2% as of December 31, 2012.

Various loans across our portfolio have floating rate index floors. As of March 31, 2013 and December 31, 2012, there were $230.2 million and $241.5 million, respectively, in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of these amounts, $123.4 million and $110.4 million, respectively, have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating rate loans given a 100 basis point upward shock in interest rates. The remaining $106.8 million and $131.1 million, respectively, have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed rate loans given a 100 basis point upward shock in interest rates.

Additionally, in all of these analyses (NII, EVE and gap), we use the most conservative treatment of non-maturity, interest-bearing deposits. In our gap analysis, the allocation of non-maturity, interest-bearing deposits is fully reflected in the less than 90 days maturity category. The allocation of non-maturity, noninterest-bearing deposits is fully reflected in the non-sensitive category. In taking this approach, we provide ourselves with no benefit from a potential time-lag in the increase of our non-maturity, interest-bearing deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2013, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS
We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. These risks are not the only risks that we may face in connection our business, financial condition, results of operations and growth prospects, which could also be affected by additional factors that apply to all companies operating in the United States, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and growth prospects.

Risks Relating to our Business

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower's business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Finally, many of our loans are made to middle market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our financial condition and results of operations.

We maintain an allowance for loan losses that represents management's judgment of probable losses and risks inherent in our loan portfolio. The level of the allowance reflects management's continuing evaluation of general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A large portion of our loan portfolio is comprised of commercial loans secured by equipment or other collateral, the deterioration in value of which could increase our exposure to future probable losses.

Historically, a material portion of our total loans, before deferred loan fees, have been comprised of commercial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, asset-based borrowers are often highly leveraged and have inconsistent historical earnings. Historically, losses in our commercial and industrial credits have been higher than losses in other segments of our loan portfolio. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a materially adverse effect on our business, financial condition, results of operations and future prospects.

Because many of our customers are commercial enterprises, they may be adversely affected by any decline in general economic conditions in the United States which, in turn, could have a negative impact on our business.

Many of our customers are commercial enterprises whose business and financial condition are sensitive to changes in the general economy of the United States. Our businesses and operations are, in turn, sensitive to these same general economic conditions. If the U.S. economy does not recover strongly from the recession that lasted from 2007 to 2009 or experiences worsening economic conditions, such as a so-called “double-dip” recession, our growth and profitability could be constrained. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder the U.S. economic recovery. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to the business of our customers and could adversely impact demand for our credit products as well as our credit quality. Our business is also sensitive to monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and difficult to predict. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans are typically more difficult to liquidate. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio could require us to increase our provision for loan losses, which would reduce our profitability and have a material adverse effect on our business, financial condition, results of operations and future prospects.

We make loans to businesses backed by private equity firms. These loan relationships may have repayment and other characteristics that are different than those of traditional business loans, which could have an adverse effect on our asset quality and profitability.

A material portion of our loans are term loans to private equity backed businesses. These loan relationships may have repayment characteristics that are different than those of our traditional, owner-operated businesses. These term loans often are for purposes of financing private equity groups' acquisitions of companies that become our borrowers. Acquisition-related term loans are generally secured by all business assets, but often have a weaker secondary source of repayment resulting in greater reliance upon the cash flow generated by the borrower for repayment, which may be unpredictable. Because private equity groups acquire businesses primarily for financial interests, they may behave differently than our other commercial borrowers. Accordingly, the different repayment characteristics of this segment of our loan portfolio could negatively impact our profitability or asset quality, which could, in turn, have a material adverse effect on our business, financial condition, results of operation and future prospects.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

Historically, a material portion of our loans have been comprised of loans with real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The U.S. recession from 2007 to 2009 has adversely affected real estate market values across the country, including in our primary market areas, and future declines may occur. A further decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A substantial portion of our loan portfolio is comprised of participation and syndicated transaction interests, which could have an adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.

We achieved a significant portion of our loan growth in our initial years of operation by participating in loans originated by other institutions and by participating in syndicated transactions (including shared national credits) in which other lenders serve as the agent bank. Our reduced control over the monitoring and management of these relationships, particularly participations in large bank groups, could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our portfolio contains many large loans, and deterioration in the financial condition of these large loans could have a material adverse impact on our asset quality and profitability.

Our growth since inception has been partially attributable to our ability to originate and retain relatively large loans given our asset size. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our nonperforming loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15.0% of our unimpaired capital and surplus to any one borrower. We have also established an informal, internal limit on loans to one borrower of $10.0 million. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We currently do not have any employment or non-compete agreements with any of our executive officers or key employees. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have a material adverse effect on our ability to successfully implement our business strategy.

Our business has grown rapidly. Although rapid business growth can be a favorable business condition, financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Failure to build infrastructure sufficient to support rapid growth and suffering loan losses in excess of reserves for such losses, as well as other risks associated with rapidly growing financial institutions, could materially impact our operations.

We may not be able to sustain our historical rate of growth or continue to grow our business at all. Because of factors such as the uncertainty in the general economy and the recent government intervention in the credit markets, it may be difficult for us to repeat our recent earnings growth as we continue to expand. Failure to grow or failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.

We have a limited operating history and a limited profit history, which makes it difficult to predict our future prospects and financial performance.

We have only been operating since January 2007. Due to our limited operating history, it may be difficult to evaluate our business prospects and future financial performance. We may not be able to maintain our profitability. Further, our future operating results depend upon a number of factors, including our ability to manage our growth, retain our customer base and to successfully identify and respond to emerging trends in our primary markets.

Our business plan differs from that of many de novo financial institutions in that we have always served middle market businesses in our primary markets and high net worth individuals on a national basis. Operating with this type of broad-based, non-traditional business plan since inception required large initial expenditures. For the period of 2007 through 2009, our operations resulted in an accumulated deficit of approximately $34.4 million. We became profitable on a quarterly basis in the fourth quarter of 2009 and have remained profitable on a quarterly basis since then. Although we believe our future profitability depends on our ability to continue to execute our business strategy, our strategy may not result in our operations being consistently profitable.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

In part because we have only been in business since 2007 and also as a result of our growth over the past several years, a large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. Loans may not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” Because a large portion of our portfolio may be considered relatively new, the current level of delinquencies and defaults may not serve as a reliable basis for predicting the health and nature of our loan portfolio, including net charge-offs and the ratio of nonperforming assets, in the future. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our reliance on brokered deposits could adversely affect our liquidity and results of operations.

Since our inception, we have relied on both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits, and, in the future, those depositors may not renew their deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or may have to replace them with other deposits or with funds from other sources. Additionally, if TriState Capital Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or roll over brokered deposits without a waiver from the FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin and our results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of customer deposits; however, we rely on other sources such as brokered deposits. Such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return trade off. If customers move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, Federal Home Loan Bank (FHLB) advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our deposits, they are more likely to move to the highest rate available.

In addition, customers may move funds out of our bank if they believe that their deposits are not secure. We have not experienced any significant loss of deposits as a result of the December 31, 2012 expiration of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. In connection with the expiration of this unlimited coverage, a majority of our deposits that had benefited from the additional insurance were moved into one of the Promontory Interfinancial Network, LLC, or Promontory, reciprocal programs at the end of the fourth quarter of 2012. However, our remaining depositors in non-interest bearing transaction accounts may be more likely to withdraw deposits in excess of FDIC-insured levels.

We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our liquidity, financial condition, results of operations and future prospects.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer's withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer's withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We are subject to interest rate risk that could negatively impact our profitability.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. One of the ways in which we attempt to manage interest rate risk is by maintaining a largely floating rate balance sheet combined with longer-term deposits, but conditions could prevent us from successfully implementing this strategy in the future.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore net income, could be adversely affected. Our loans are predominantly variable rate loans, with the majority being based on LIBOR. While there is a low probability that interest rates will decline materially from current levels, a continuation of the current levels of historically low interest rates could cause the spread between our loan yields and our deposit rates paid to compress our net interest margin and our net income could be adversely affected. Further, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and future prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to our allowance for loan losses, each of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in Pennsylvania, New Jersey, New York, and Ohio. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of any of those states or the regions of which they are a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

We face significant competitive pressures that could impair our growth, decrease our profitability or reduce our market share.

We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. In addition, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources.

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound banking practices;

•	the scope, relevance and pricing of products and services that we offer;

•	customer satisfaction with our products and services;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our ability to maintain our reputation is critical to the success of our business.

Our business plan emphasizes relationship banking. We have benefited from strong relationships with and among our customers, and also from our relationships with financial intermediaries. As a result, our reputation is one of the most valuable components of our business.

Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily by the involvement in our primary markets and word-of-mouth advertising, rather than on growth in the market for banking services in our primary markets. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, including groups of large customers who have relationships with each other, and we may not be successful in attracting new customers. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Deterioration in the fiscal position of the U.S. federal government and downgrades in U.S. Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. federal government. In addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. It also could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. The adverse consequences of any downgrade could also extend to those to whom we extend credit and could adversely affect their ability to repay their loans. In addition, any resulting decline in the financial markets could affect the value of marketable securities that serve as collateral for our loans, which would, in turn, adversely affect our credit quality and could impede the growth that we expect to achieve within this segment of our loan portfolio. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

We hold an investment securities portfolio. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

Our financial results depend on management's selection of accounting methods and certain assumptions and estimates.

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies include the allowance for loan losses, accounting for income taxes, the determination of fair value for financial instruments and accounting for stock-based compensation. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, significantly increase our accrued tax liability or otherwise incur charges that could have a material adverse effect on our business, financial condition, results of operations and future prospects.

By engaging in derivative transactions, we are exposed to additional credit and market risk.

We use interest rate swaps to help manage our interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts principally related to our fixed rate loan assets. We also have derivatives that result from a service we provide to certain qualifying customers approved through our credit process, and therefore, are not used to manage interest rate risk in our assets or liabilities. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other institutions and we participate in syndicated transactions (including shared national credits) in which other lenders serve as the lead bank. Further, our private banking channel relies on relationships with a number of other financial institutions for referrals. As a result, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses or defaults could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.

Third parties provide key components of our business infrastructure such as data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We utilize the information systems of third parties to monitor the value of and control marketable securities that collateralize our loans, and a failure of those systems or third parties could adversely affect our ability to assess and manage the risk in our loan portfolio.

A significant portion of our loan portfolio is secured by marketable securities that are held by third-party custodians or other financial services or wealth management firms. We utilize the systems of these third parties to provide information to us so that we can quickly and accurately monitor changes in value of the securities that serve as collateral. We also rely on these parties to provide control over marketable securities for purposes of perfecting our security interests and retaining the collateral in the applicable accounts. While we have been careful in selecting the third-parties with which we do business, we do not control their actions, their systems or the information that they provide to us. Any problems caused by these third parties, including as a result of their failure to provide services or information to us for any reason, or their performing services poorly or providing us with incorrect information, could adversely affect our ability to deliver products and services to our customers or could adversely affect our ability to manage, appropriately assess and react to risk in our loan portfolio, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our borrowers, our employees and vendors.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, property appraisals, title information, employment and income documentation, account information and other financial information. We may also rely on representations of clients and counterparties as to the accuracy and completeness of such information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information may not be detected prior to funding a loan or during our ongoing monitoring of outstanding loans. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our loan documentation, operations or systems. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a banking relationship. Threats to data security, including unauthorized access, and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and vendors could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage, any of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Our growth and expansion strategy may involve strategic investments or acquisitions, and we may not be able to overcome risks associated with such transactions.

Although we plan to continue to grow our business organically, we are exploring opportunities to invest in or acquire a wealth management business that we believe would complement our existing business model. Our investment or acquisition activities could be material to our business and involve a number of risks, including the following:

•
incurring time and expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	the lack of history among our management team in working together on acquisitions and related integration activities;

•	the time, expense and difficulty of integrating the operations and personnel of the combined businesses;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business; and

•	a loss of key employees or key customers following our investment or acquisition.

We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential investments or acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The market in which we operate is susceptible to hurricanes and other natural disasters and adverse weather which could result in a disruption of our operations and increases in loan losses.

A significant portion of our business is generated from markets that have been, and may continue to be, damaged by major hurricanes, floods, tropical storms and other natural disasters and adverse weather. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, or other disaster, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A disaster could, therefore, result in decreased revenue and loan losses that have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our operations and clients are concentrated in large metropolitan areas in the United States, which could be the target of terrorist attacks.

A significant portion of our operations and our clients, as well as the properties securing our real estate loans outstanding are located in large metropolitan areas in the United States. These areas have been and may continue to be the target of terrorist attacks. A successful, major terrorist attack in one of our primary markets could severely disrupt our operations and the ability of our clients to do business with us, and cause losses to loans secured by properties in these areas. Such an attack could therefore have a material adverse effect on our business, results of operations, financial condition and future prospects.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations and future prospects.

Risks Relating to the Regulation of our Industry

We operate in a highly regulated environment, which could have a material and adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

Banking is highly regulated under federal and state law. We are subject to extensive regulation and supervision that governs almost all aspects of our operations. As a registered bank holding company, we are subject to supervision, regulation and examination by the Federal Reserve. As a commercial bank chartered under the laws of Pennsylvania, TriState Capital Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the FDIC's Deposit Insurance Fund and bank depositors, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and, with respect to banks, terminate our charter, terminate our deposit insurance or place the Bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.

Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd- Frank Act, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

We are subject to increased regulatory requirements and supervision due to our de novo status.

TriState Capital Bank was chartered in 2007. Accordingly, TriState Capital Bank is subject to more stringent regulatory requirements and supervision than banks that have been established for a longer period of time. In 2009, the FDIC extended the period of heightened supervision for newly insured FDIC-supervised institutions from three to seven years. Our seven-year de novo period will expire in January 2014. Until that time, TriState Capital Bank will be subject to enhanced supervision and any material change in its business plan will require FDIC approval. These enhanced supervisory requirements could restrain our growth or limit our ability to engage in activities that our outside the scope of our business plan, which in turn could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Federal and state bank regulators periodically examine our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Pennsylvania Department of Banking and Securities periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a bank regulatory agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate TriState Capital Bank's charter or deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and future prospects.

The Bank's FDIC deposit insurance premiums and assessments may increase.

The deposits of TriState Capital Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank's regular assessments are determined by its risk category, which is based on a combination of its financial ratios and supervisory ratings, which, among other things, generally demonstrates its regulatory capital levels and level of supervisory concern. High levels of bank failures since 2007 and increases in the statutory deposit insurance limits have increased costs to the FDIC in resolving bank failures and have put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any material decline in our examination ratings could also increase our deposit insurance premiums. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The short-term and long-term impact of the newly proposed regulatory capital rules is uncertain.

On June 7, 2012, the federal banking agencies announced proposed rulemaking for the purpose of strengthening the regulatory capital requirements of all banking organizations in the United States. The proposal is designed to implement the requirements of the agreements reached by the Basel Committee on Banking Supervision. The proposed regulatory capital standards, commonly known as Basel III, were subject to public comment through October 22, 2012. The Basel III proposals were initially expected to begin phasing in on January 1, 2013, but in a statement released on November 9, 2012, the joint federal banking regulatory agencies announced that the implementation of the proposed rules to effect Basel III in the United States was indefinitely delayed. No new time frame for implementation was provided.

Basel III creates a new regulatory capital standard based on tier 1 common equity and increases the minimum leverage and risk-based capital ratios applicable to all banking organizations. Basel III also changes how a number of the regulatory capital components are calculated. We cannot predict whether the proposed rules will be adopted in the form proposed or if they will be modified in any material way during the rulemaking process. Moreover, although we expect that the rulemaking process will result in generally higher regulatory capital standards, it is not certain at this time how any new standards will ultimately be applied to TriState Capital Bank and us. A significant increase in our capital requirement could reduce our growth and profitability and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment
Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution's performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Risks Relating to an Investment in our Common Stock

An active, liquid market for our common stock may not develop or be sustained following this offering.

Prior to this offering, there has been no established public market for our common stock. Our common stock is listed on Nasdaq, but we may be unable to meet continued listing standards. In addition, an active, liquid trading market for our common stock may not develop or be sustained following this offering. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock.

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve;

•
publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts' estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;

•	additional or anticipated sales of our common stock or other securities by us or our existing shareholders;

•	additions or departures of key personnel;

•	perceptions in the marketplace regarding our competitors and/or us;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

•	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market and, in particular, the market for financial institution stocks have experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility may materially and adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

The market price of our common stock could decline significantly due to actual or anticipated issuances or sales of our common stock in the future.

Actual or anticipated issuances or sales of substantial amounts of our common stock could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. All 5,700,000 of the shares of common stock sold in this offering (or 6,555,000 shares if the underwriters exercise in full their over- allotment option) will be freely tradable, except that any shares purchased by our “affiliates” (as that term is defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act) may be resold only in compliance with the limitations described under “Shares Eligible For Future Sale.” The remaining 22,122,779 outstanding shares of our common stock will be deemed to be “restricted securities” as that term is defined in Rule 144, and may be resold in the U.S. only if they are registered for resale under the Securities Act or an exemption, such as Rule 144, is available. In addition, certain of our shareholders have registration rights which, if exercised, could adversely impact the market price of our common stock. We also have filed a registration statement on Form S-8 under the Securities Act to register an aggregate of approximately 4,000,000 shares of common stock issued or reserved for future issuance under our stock incentive plan. We may issue all of these shares without any action or approval by our shareholders, and these shares, once issued (including upon exercise of outstanding options), will be available for sale into the public market, subject to the restrictions described above, if applicable, for affiliate holders.

Securities analysts may not initiate or continue coverage on our common stock.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

We have significant investors whose individual interests may differ from yours.

In August 2012, we completed a private placement of our Series C preferred stock in which we raised gross proceeds of approximately $50.0 million. As a result of this private placement, a significant portion of our outstanding equity is currently held by two investment funds managed by Lovell Minnick Partners LLC. Collectively, these funds beneficially own approximately 17.5% of our outstanding common stock. These funds have a significant level of influence because of their level of ownership, including a greater ability than you and our other shareholders to influence the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. These funds also have certain rights, such as certain board representation rights, that our other shareholders do not have. The interests of these funds could conflict with the interests of our other shareholders, including you, and any future transfer by these funds of their shares of preferred or common stock to other investors who have different business objectives could have a material adverse effect on our business, results of operations, financial condition, future prospects and the market value of our common stock.

Our current management and board of directors have significant control over our business.
Our directors and executive officers beneficially own a material portion of our outstanding common stock. Consequently, our directors and executive officers, acting together, may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interest of our shareholders, including you.

We have broad discretion in the use of the net proceeds to us from sales of our securities, and our use of these proceeds may not yield a favorable return on investment.
We intend to use the net proceeds to us from sales of our securities for general corporate purposes, which may include maintaining liquidity at the holding company, providing equity capital to the Bank to fund balance sheet growth or working capital needs, our working capital needs, and funding investments in, or acquisitions of, wealth management businesses. Our management has broad discretion over how these proceeds are used and could spend these proceeds in ways with which you may not agree. In addition, we may not use the net proceeds to us effectively or in a manner that increases our market value or enhances our profitability.

The rights of holders of our common stock will be subordinate to the rights of holders of any debt securities that we may issue and may be subordinate to the rights of holders of any other class of preferred stock that we may issue in the future.

Our board of directors has the authority to issue debt securities or an aggregate of up to 150,000 shares of preferred stock on the terms it determines without shareholder approval. Although we currently have no plans, arrangements or understandings to issue any debt or shares of preferred stock, you should assume that any debt or shares of preferred stock that we may issue in the future will be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

Fulfilling our public company financial reporting and other regulatory obligations will be expensive and time consuming, and it may strain our resources.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations of the Securities Exchange Commission, or the SEC, as well as the rules of Nasdaq. In particular, we are required to file with the SEC annual, quarterly and current reports with respect to our business and financial condition. Compliance with these requirements places significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and will increase our legal and accounting compliance costs as well as our compensation expense if we need to hire additional accounting, finance, legal and internal audit staff to comply with these reporting requirements. As a public company we also may need to enhance our investor relations, marketing and corporate communications functions. These additional efforts may strain our resources and divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company we may to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies.

We may take advantage of these provisions for up to five years, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

We do not intend, and face regulatory restrictions on our ability, to pay dividends in the foreseeable future.

We have not paid any dividends on our common stock since inception, and we do not intend to pay dividends for the foreseeable future. Instead, we anticipate that all of our future earnings will be used for working capital, to support our operations and to finance the growth and development of our business. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. For example, in connection with the Federal Reserve's approval of our application to become a registered bank holding company for TriState Capital Bank, we have agreed that we will not declare or pay any cash dividends without the prior written approval of the Federal Reserve Bank of Cleveland. Finally, because TriState Capital Bank is our only material asset, our ability to pay dividends to our shareholders depends on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. Accordingly, if the receipt of dividends over the near term is important to you, you should not invest in our common stock.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.

Certain provisions of our amended and restated articles of incorporation, or our Articles of Incorporation, and our bylaws, as amended, or our Bylaws, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are set by our board of directors;

•	divide our board of directors into four classes serving staggered four-year terms;

•	eliminate cumulative voting in elections of directors;

•	require the request of holders of at least 10% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders' meeting;

•	require at least 60 days' advance notice of nominations for the election of directors and the presentation of shareholder proposals at meetings of shareholders; and

•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

There are substantial regulatory limitations on changes of control of bank holding companies.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

Any shares of our common stock you purchase in this offering will not be savings accounts, deposits or other obligations of any of our bank or non-bank subsidiaries and will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, Chief Executive Officer and President

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: May 31, 2013