Form 10-Q
period 2013-06-30
TriState Capital Holdings, Inc.
filed 2013-08-13
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2013

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
(Zip Code)

(412) 304-0304
(Registrant's telephone number, including area code)
_________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of July 31, 2013, there were 28,690,279 shares of the registrant's common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	June 30, 2013	December 31, 2012

ASSETS

Cash	$342	$999
Interest-earning deposits with other institutions	147,245	192,055
Federal funds sold	11,644	7,026
Cash and cash equivalents	159,231	200,080
Investment securities available-for-sale, at fair value (cost: $222,569 and $188,586, respectively)	220,933	191,187
Investment securities held-to-maturity, at cost (fair value: $19,579 and $0, respectively)	20,323	—
Investment securities trading, at fair value	14,048	—
Total investment securities	255,304	191,187
Loans held-for-investment	1,734,565	1,641,628
Allowance for loan losses	(17,708)	(17,874)
Loans receivable, net	1,716,857	1,623,754
Accrued interest receivable	5,880	5,340
Federal Home Loan Bank stock	2,456	2,426
Office properties and equipment, net	4,384	4,317
Prepaid FDIC insurance expense	—	7,843
Bank owned life insurance	41,239	20,886
Deferred tax asset	8,471	6,841
Prepaid expenses and other assets	9,988	10,455
Total assets	$2,203,810	$2,073,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$1,873,150	$1,823,379
Borrowings	20,000	20,000
Accrued interest payable on deposits and borrowings	788	809
Other accrued expenses and other liabilities	21,959	11,217
Total liabilities	1,915,897	1,855,405

Shareholders’ Equity:
Preferred stock, 150,000 shares authorized:
Series C, no par value; 0 shares authorized, issued and outstanding, and 48,780 shares authorized, issued and outstanding, respectively	—	46,011
Common stock, no par value; 45,000,000 shares authorized; 28,687,779 shares issued and outstanding, and 17,444,730 shares issued and outstanding, respectively	280,495	168,351
Additional paid-in capital	8,193	7,871
Retained earnings (accumulated deficit)	547	(6,180)
Accumulated other comprehensive income (loss), net	(1,322)	1,671
Total shareholders’ equity	287,913	217,724

Total liabilities and shareholders’ equity	$2,203,810	$2,073,129

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Interest income:
Loans	$17,217	$16,610	$33,555	$32,531
Investments	800	752	1,707	1,481
Interest-earning deposits	166	111	320	269
Total interest income	18,183	17,473	35,582	34,281

Interest expense:
Deposits	2,877	3,448	5,911	7,035
Borrowings	22	—	43	—
Total interest expense	2,899	3,448	5,954	7,035
Net interest income before provision for loan losses	15,284	14,025	29,628	27,246
Provision for loan losses	671	2,393	2,803	3,624
Net interest income after provision for loan losses	14,613	11,632	26,825	23,622
Non-interest income
Service charges	123	106	236	199
Net gain on the sale of investment securities available-for-sale	—	1,015	784	1,015
Swap fees	321	463	375	713
Commitment and other fees	514	745	1,055	1,222
Other income	346	181	642	385
Total non-interest income	1,304	2,510	3,092	3,534
Non-interest expense
Compensation and employee benefits	6,266	5,903	12,542	11,578
Premises and occupancy costs	774	658	1,554	1,301
Professional fees	797	685	1,395	1,373
FDIC insurance expense	322	271	687	689
State capital shares tax	337	311	657	624
Travel and entertainment expense	374	337	659	599
Data processing expense	202	224	379	432
Other operating expenses	888	863	1,715	1,418
Total non-interest expense	9,960	9,252	19,588	18,014
Income before tax	$5,957	$4,890	$10,329	$9,142
Income tax expense	2,085	1,912	3,602	3,378
Net income	$3,872	$2,978	$6,727	$5,764
Preferred stock dividends and discount amortization on Series A and B	—	383	—	765
Net income available to common shareholders	$3,872	$2,595	$6,727	$4,999

Earnings per common share:
Basic	$0.15	$0.15	$0.28	$0.29
Diluted	$0.15	$0.15	$0.28	$0.29

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012

Net income	$3,872	$2,978	$6,727	$5,764

Other comprehensive income (loss):

Increase (decrease) in unrealized holding gains (losses) net of tax of $1,302, ($87), $1,384 and ($583), respectively	(2,340)	205	(2,489)	1,126

Reclassification adjustment for gains included in net income, net of tax of $0, $363, $280 and $363, respectively	—	(652)	(504)	(652)

Other comprehensive income (loss)	$(2,340)	$(447)	$(2,993)	$474

Total comprehensive income	$1,532	$2,531	$3,734	$6,238

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A and B)	Preferred Stock (Series C)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, December 31, 2011	$23,708	$—	$168,351	$6,982	$(15,327)	$738	$184,452
Net income	—	—	—	—	5,764	—	5,764
Other comprehensive income	—	—	—	—	—	474	474
Preferred stock dividend	—	—	—	—	(627)	—	(627)
Amortization of discount on preferred stock, series A	138	—	—	—	(138)	—	—
Stock-based compensation expense	—	—	—	444	—	—	444
Balance, June 30, 2012	$23,846	$—	$168,351	$7,426	$(10,328)	$1,212	$190,507

Balance, December 31, 2012	$—	$46,011	$168,351	$7,871	$(6,180)	$1,671	$217,724
Net income	—	—	—	—	6,727	—	6,727
Other comprehensive loss	—	—	—	—	—	(2,993)	(2,993)
Issuance of common stock (net of offering costs and discounts of $7,093)	—	—	65,990	—	—	—	65,990
Conversion of preferred stock to common stock	—	(46,011)	46,011	—	—	—	—
Exercise of stock options	—	—	143	(43)	—	—	100
Stock-based compensation expense	—	—	—	365	—	—	365
Balance, June 30, 2013	$—	$—	$280,495	$8,193	$547	$(1,322)	$287,913

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$6,727	$5,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	512	401
Provision for loan losses	2,803	3,624
Net decrease in prepaid FDIC insurance expense	7,843	635
Compensation expense related to stock options and restricted stock	365	444
Net gain on the sale of investment securities available-for-sale	(784)	(1,015)
Income from investment securities trading	(116)	(235)
Purchase of investment securities trading	(63,020)	(44,645)
Proceeds from the sale of investment securities trading	49,090	44,881
Net amortization of premiums and discounts	1,204	958
Increase in accrued interest receivable	(526)	(483)
Decrease in accrued interest payable	(21)	(275)
Bank owned life insurance income	(353)	(202)
Decrease in income taxes payable	(106)	(870)
Increase in prepaid income taxes	(1,795)	—
Deferred tax benefit	—	(152)
Other, net	2,722	2,736
Net cash provided by operating activities	4,545	11,566
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(139,909)	(43,915)
Proceeds from the sale of investment securities available-for-sale	58,038	16,628
Principal repayments and maturities of investment securities available-for-sale	37,131	10,392
Purchase of bank owned life insurance	(20,000)	(10,000)
Purchase of Federal Home Loan Bank stock	(30)	(5)
Redemption of Federal Home Loan Bank stock	—	79
Net increase in loans held-for-investment	(98,708)	(152,180)
Proceeds from loan sales	2,802	2,521
Additions to office properties and equipment	(579)	(576)
Net cash used in investing activities	(161,255)	(177,056)
Cash Flows from Financing Activities:
Net increase in deposit accounts	49,771	42,216
Net proceeds from issuance of common stock	65,990	—
Net proceeds from exercise of stock options	100	—
Dividends paid on preferred stock	—	(627)
Net cash provided by financing activities	115,861	41,589
Net change in cash and cash equivalents during the period	(40,849)	(123,901)
Cash and cash equivalents at beginning of the period	200,080	235,464
Cash and cash equivalents at end of the period	$159,231	$111,563

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,975	$7,310
Income taxes	$5,465	$4,206
Non-cash activity:
Loan foreclosures and repossessions	$—	$322
Unsettled purchase of investment securities available-for-sale	$10,410	$—
Transfer of investment securities available-for-sale to held-to-maturity	$20,335	$—
Conversion of preferred stock to common stock	$46,011	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company’s only significant asset is the stock of its wholly-owned subsidiary, TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank. The Bank was established to serve the needs of middle-market businesses and high-net-worth individuals.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of related revenue and expense during the reporting period. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than those anticipated in the estimates, which could materially affect the financial results of our operations and financial condition.

The material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and income taxes, which are discussed later in this section.

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly-owned subsidiary, Meadowood Asset Management, LLC, after elimination of inter-company accounts and transactions. The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to rules of the Securities and Exchange Commission for quarterly reports on form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012, included in the Company's Registration Statement on Form S-1.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Impaired debt securities are determined to be other-than-temporarily impaired (“OTTI”) if the Company concludes as of the balance sheet date that it has the intent to sell, or believes it will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. Credit losses on OTTI debt securities are recorded through earnings, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s expected cash flows and its amortized cost basis. Non-credit related OTTI charges are recorded as decreases to accumulated other comprehensive income, in the statement of comprehensive income as well as the shareholders’ equity section of our balance sheet, on an after-tax basis, as long as the Company has no intent or expected requirement to sell the impaired debt security before a recovery of its amortized cost basis.

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

The recognition of interest income on a loan is discontinued when, in management's opinion, it is probable the borrower is unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. All unpaid accrued interest on such loans is reversed. Such interest ultimately collected is applied to reduce principal if there is doubt about the collectability of principal. If a borrower brings a loan current for which accrued interest has been reversed, then the recognition of interest income on the loan is resumed, once the loan has been current for a period of six consecutive months or greater.

The Company is a party to financial instruments with off-balance sheet risk (commitments to extend credit) in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management's credit evaluation of the borrower.

OTHER REAL ESTATE OWNED
Real estate, other than bank premises, is recorded at the lower of cost or fair value less estimated selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings in the current period. Depreciation is not recorded on the other real estate owned (“OREO”) properties.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of June 30, 2013. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Under ASC Topic 310, a loan is impaired, based upon current information and events, in management's opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.

In estimating probable loan loss under ASC Topic 450 and the required general reserve, management considers numerous factors, including historical charge-off rates and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of the Company’s primary markets historically tend to lag the national economy, with local economies in our primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends.

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the risk rating of the particular loan. Although the Company has limited loss history against which to measure loss rates related to given risk ratings, management has developed a methodology that is applied to each of the three primary loans portfolios, consisting of commercial and industrial, commercial real estate and private banking-personal loans. As the mix and weighted average risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each risk rating level. The secondary factor is intended to capture risks related to events and circumstances that may directly or indirectly impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine (9) risk factors and each risk factor is assigned a reserve level, based on management's judgment as to the probable impact of each risk factor on each loan portfolio. The impact of each risk factor is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

Loan participations follow the same underwriting and risk rating criteria, and are individually risk rated under the same process as loans directly originated by the Company. The ongoing credit review of the loan participation portfolio follows the same process that is followed by loans originated directly by the Company. Additionally, management does not rely on information from the lead bank when considering the appropriate level of allowance for loan losses to be recorded on any individual loan participation.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. Cash and stock dividends are reported as income from investment securities, in the Consolidated Statements of Income.

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

EARNINGS PER SHARE
We compute earnings per common share (“EPS”) in accordance with the two-class method, which requires that the Series C convertible preferred stock be treated as participating securities in the computation of EPS. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. The Company’s basic EPS is computed by dividing net income allocable to common shareholders by the weighted average number of its common shares outstanding for the period. The Company’s diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

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

FAIR VALUE MEASUREMENT
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date, using assumptions market participants would use when pricing an asset or liability. An orderly transaction assumes exposure to the market for a customary period for marketing activities prior to the measurement date and not a forced liquidation or distressed sale. Fair value measurement and disclosure guidance provides a three-level hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories:

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

The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. As a result, compensation cost for all share-based payments is based on the grant-date fair value estimated in accordance with ASC 718. The value of the portion of the award that is ultimately expected to vest is included in stock-based employee compensation cost in the consolidated statement of income and recorded as a component of Additional Paid-In Capital, for equity-based awards. Compensation expense for options with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the entire option grant.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains and the non-credit component of losses on the Company’s investment securities available-for-sale are included in accumulated other comprehensive income (loss), net of applicable income taxes.

RECENT ACCOUNTING DEVELOPMENTS
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 clarifies the requirements for the reporting of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, companies must disclose the effect of the reclassification on each affected statement of income line item. For all other reclassifications, companies must cross reference to other required U.S. GAAP disclosures. This standards update is effective for the first interim period beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not materially impact the Company's financial statements given that the only reclassifications out of other comprehensive income for the six months ended June 30, 2013, relate to sales of available-for-sale investment securities, where gains/losses are recognized in non-interest income.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” in order to clarify the scope of ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities,” issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards, or IFRS. ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts allowing either party to net in the event of default or to broker-dealer unsettled regular-way trades. Both ASU's are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-02 and 2011-11 impacted only our disclosures and did not have an impact on our results of operations or financial position.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Assets for Impairment,” which reduces the cost and complexity of performing an impairment test for indefinite-lived asset categories by simplifying how an entity performs the testing of those assets. Similar to the amendments to goodwill impairment testing issued in September 2011, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The provisions of ASU 2012-02 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of offset associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This pronouncement is effective for the Company retrospectively beginning January 1, 2013, and the adoption of this pronouncement did not have a material impact on the Company’s financial statements.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	June 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$57,292	$—	$1,091	$56,201
Trust preferred securities	17,252	—	848	16,404
Non-agency mortgage-backed securities	7,744	—	135	7,609
Agency collateralized mortgage obligations	90,658	1,216	146	91,728
Agency mortgage-backed securities	49,623	228	860	48,991
Total investment securities available-for-sale	$222,569	$1,444	$3,080	$220,933
Investment securities held-to-maturity:
Municipal bonds	20,323	—	744	19,579
Total	$242,892	$1,444	$3,824	$240,512

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$54,206	$417	$720	$53,903
Municipal bonds	19,858	286	26	20,118
Non-agency mortgage-backed securities	7,748	574	—	8,322
Agency collateralized mortgage obligations	54,432	1,436	—	55,868
Agency mortgage-backed securities	52,342	634	—	52,976
Total investment securities available-for-sale	$188,586	$3,347	$746	$191,187

As of June 30, 2013, investment securities held-to-maturity reflect municipal bonds reclassified from available-for-sale to held-to-maturity, in the second quarter of 2013.

As of June 30, 2013, the contractual maturities of the debt securities are:

	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	50,342	49,695	1,031	1,009
Due from five to ten years	9,551	9,140	6,785	6,590
Due after ten years	162,676	162,098	12,507	11,980
Total	$222,569	$220,933	$20,323	$19,579

Included in the $162.1 million fair value of investment securities available-for-sale with a contractual maturity due after ten years, are $110.1 million or 67.9% in floating rate securities.

Prepayments may shorten the lives of the collateralized mortgage obligations and mortgage-backed securities.

Proceeds from the sale of investment securities available-for-sale during the three months ended June 30, 2013 and 2012, were $0 and $16.6 million, respectively. Gross gains of $0 and $1.0 million were realized on these sales and reclassified out of accumulated other comprehensive income during the three months ended June 30, 2013 and 2012, respectively. There were no realized losses, during the three months ended June 30, 2013 and 2012, on investment securities available-for-sale.

Proceeds from the sale of investment securities available-for-sale during the six months ended June 30, 2013 and 2012, were $58.0 million and $16.6 million, respectively. Gross gains of $0.8 million and $1.0 million were realized on these sales and reclassified out of accumulated other comprehensive income during the six months ended June 30, 2013 and 2012, respectively. There were no realized losses, during the six months ended June 30, 2013 and 2012, on investment securities available-for-sale.

Investment securities available-for-sale of $32.2 million, as of June 30, 2013, are available as collateral for borrowings at the FHLB.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012, respectively:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$53,284	$797	$2,917	$294	$56,201	$1,091
Trust preferred securities	16,404	848	—	—	16,404	848
Non-agency mortgage-backed securities	7,609	135	—	—	7,609	135
Agency collateralized mortgage obligations	46,162	146	—	—	46,162	146
Agency mortgage-backed securities	33,533	860	—	—	33,533	860
Total investment securities available-for-sale:	$156,992	$2,786	$2,917	$294	$159,909	$3,080
Investment securities held-to-maturity:
Municipal bonds	19,579	744	—	—	19,579	744
Total temporarily impaired securities	$176,571	$3,530	$2,917	$294	$179,488	$3,824

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$2,513	$720	$—	$—	$2,513	$720
Municipal bonds	4,653	26	—	—	4,653	26
Non-agency mortgage-backed securities	—	—	—	—	—	—
Agency collateralized mortgage obligations	—	—	—	—	—	—
Agency mortgage-backed securities	—	—	—	—	—	—
Total temporarily impaired securities	$7,166	$746	$—	$—	$7,166	$746

The change in the fair values of our municipal bonds and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on corporate bonds, management reviews the underlying issuer and related credit rating and underlying financial performance through a review of publicly available financial statements. The Company does not intend to sell and it is not likely that it will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 39 positions, aggregating to $3.1 million, that were temporarily impaired as of June 30, 2013, and four positions, aggregating to $0.7 million, that were temporarily impaired as of December 31, 2012. Within the held-to-maturity portfolio, there were 24 positions, aggregating to $0.7 million, that were temporarily impaired as of June 30, 2013.

There were $14.0 million and $0 investment securities comprised of U.S. Treasury Notes, classified as trading securities outstanding as of June 30, 2013 and December 31, 2012, respectively.

Proceeds from the sale of investment securities trading during the three months ended June 30, 2013 and 2012, were $24.2 million and $10.0 million, respectively. Loss on investment securities trading during the three months ended June 30, 2013 was $8,000, compared to income on investment securities trading of $0.1 million during the three months ended June 30, 2012.

Proceeds from the sale of investment securities trading during the six months ended June 30, 2013 and 2012, were $49.1 million and $44.9 million, respectively. Income on investment securities trading during the six months ended June 30, 2013 and 2012 was $0.1 million and $0.2 million, respectively.

[3] LOANS RECEIVABLE, NET

Loans receivable is comprised of the following:

	June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total

Loans held-for-investment, before deferred fees	$908,502	$509,701	$321,417	$1,739,620
Less: net deferred loan (fees) costs	(4,112)	(1,412)	469	(5,055)
Loans held-for-investment, net of deferred fees	$904,390	$508,289	$321,886	$1,734,565
Less: allowance for loan losses	(12,656)	(3,735)	(1,317)	(17,708)
Loans receivable, net	$891,734	$504,554	$320,569	$1,716,857

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total

Loans held-for-investment, before deferred fees	$876,443	$474,679	$296,224	$1,647,346
Less: net deferred loan (fees) costs	(4,450)	(1,471)	203	(5,718)
Loans held-for-investment, net of deferred fees	$871,993	$473,208	$296,427	$1,641,628
Less: allowance for loan losses	(11,319)	(5,252)	(1,303)	(17,874)
Loans receivable, net	$860,674	$467,956	$295,124	$1,623,754

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including letters of credit, as of June 30, 2013 and December 31, 2012, was $682.4 million and $613.5 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of June 30, 2013, are as follows: $285.8 million in one year or less; $151.3 million in one to three years; and $245.4 million in greater than three years. The reserve for losses on unfunded commitments was $0.4 million and $0.4 million, as of June 30, 2013 and December 31, 2012, respectively, which includes reserves for probable losses on unfunded loan commitments, including letters of credit, and also risk participations.

As of June 30, 2013 and December 31, 2012, the Company had loans in the process of origination totaling approximately $69.3 million and $46.2 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party, in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to letters of credit as of June 30, 2013, included in the total listed above, is $84.1 million of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company may seek recourse from the customer for reimbursement of amounts paid. As of June 30, 2013, $14.2 million (in the aggregate) in standby letters of credit will expire within one year, while the remaining letters of credit will expire in periods greater than one year. During the six months ended June 30, 2013, there were no standby letters of credit drawn. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on letters of credit is included in the reserve for losses on unfunded commitments.

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

[4] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios, Commercial and Industrial (“C&I”), Commercial Real Estate (“CRE”) and Private Banking-Personal, based on each portfolio’s risk ratings. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Please refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

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

CRE – This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multi-family and hospitality. Individual projects as well as global cash flows are the primary sources of repayment for these loans. Also included are commercial construction loans, which are loans made to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk of these loans is generally confined to the construction period. If there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The condition of the local/regional economy is an important indicator of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as collateral type and the business performance, if the project is not owner occupied, as well as the type of project and the experience and resources of the developer.

Private Banking-Personal – Our private banking personal lending activities are conducted on a national basis. This loan portfolio includes primarily loans made to high-net-worth individuals and/or trusts that may be secured by cash, marketable securities, residential property or other financial assets, as well as unsecured loans and lines of credit. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The conditions of the securities markets and the local economy are important indicators of risk for this loan portfolio. In addition, the condition of the local housing market can also have a significant impact on this portfolio, since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

Management further assesses risk within each loan portfolio using key inherent risk differentiators. The most important indicator of risk is the internally assigned risk rating, including pass, special mention and substandard. The components of the allowance for loan losses represent estimates based upon ASC Topic 450, Contingencies, and ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under ASC Topic 310.

Impaired loans are individually evaluated for impairment under ASC Topic 310. The Company’s internal risk rating system is consistent with definitions found in current regulatory guidelines.

On a monthly basis, management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. Please refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

Management continually monitors the loan portfolio through its internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating generally have a lower risk of loss than loans risk rated as special mention, substandard and doubtful, which generally have an increasing risk of loss.

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure that exceeds $0.25 million and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $0.5 million are not required to be individually risk rated. A loan with an exposure below $0.5 million is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking-personal loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised less than 5.7% of the total loan portfolio, as of June 30, 2013. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the Bank has a 1st or 2nd lien position.

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

Doubtful – A doubtful loan has all the weaknesses inherent in a loan categorized as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables present the recorded investment in loans by credit quality indicator:

	June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Non-rated	$1,589	$52	$96,708	$98,349
Pass	858,142	503,871	223,847	1,585,860
Special mention	18,478	—	1,228	19,706
Substandard	18,491	4,366	103	22,960
Doubtful	7,690	—	—	7,690
Total	$904,390	$508,289	$321,886	$1,734,565

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Non-rated	$1,242	$120	$100,611	$101,973
Pass	832,750	458,143	194,461	1,485,354
Special mention	9,442	8,142	1,251	18,835
Substandard	28,559	6,803	104	35,466
Total	$871,993	$473,208	$296,427	$1,641,628

Changes in the allowance for loan losses are as follows for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$12,300	$4,029	$1,251	$17,580
Provision for loan losses	899	(294)	66	671
Charge-offs	(643)	—	—	(643)
Recoveries	100	—	—	100
Balance, end of period	$12,656	$3,735	$1,317	$17,708

	Three Months Ended June 30, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$9,234	$6,559	$908	$16,701
Provision for loan losses	1,667	375	351	2,393
Charge-offs	—	(1,730)	—	(1,730)
Recoveries	100	—	—	100
Balance, end of period	$11,001	$5,204	$1,259	$17,464

Charge-offs of $0.6 million for the three months ended June 30, 2013, included one C&I loan, which was partially offset by recoveries on one C&I loan of $0.1 million. Charge-offs of $1.7 million for the three months ended June 30, 2012, included one CRE loan, which were partially offset by recoveries on one C&I loan of $0.1 million.

Changes in the allowance for loan losses are as follows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$11,319	$5,252	$1,303	$17,874
Provision for loan losses	2,392	397	14	2,803
Charge-offs	(1,169)	(1,936)	—	(3,105)
Recoveries	114	22	—	136
Balance, end of period	$12,656	$3,735	$1,317	$17,708

	Six Months Ended June 30, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$8,899	$6,580	$871	$16,350
Provision for loan losses	1,998	1,238	388	3,624
Charge-offs	—	(2,614)	—	(2,614)
Recoveries	104	—	—	104
Balance, end of period	$11,001	$5,204	$1,259	$17,464

Charge-offs of $3.1 million for the six months ended June 30, 2013, included two C&I loan and one CRE loan, which were partially offset by recoveries on three C&I loans and one CRE loan of $0.1 million. Charge-offs of $2.6 million for the six months ended June 30, 2012, included two CRE loans, which were partially offset by recoveries on one C&I loan of $0.1 million.

The following tables present the age analysis of past due loans segregated by class of loan:

	June 30, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$2,278	$2,278	$902,112	$904,390
Commercial real estate	—	—	4,366	4,366	503,923	508,289
Private banking-personal	—	—	—	—	321,886	321,886
Total	$—	$—	$6,644	$6,644	$1,727,921	$1,734,565

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$3,033	$3,033	$868,960	$871,993
Commercial real estate	—	—	3,780	3,780	469,428	473,208
Private banking-personal	—	—	—	—	296,427	296,427
Total	$—	$—	$6,813	$6,813	$1,634,815	$1,641,628

Non-Performing Loans

Management monitors the delinquency status of the loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for non-performing loans.

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Six Months Ended June 30,
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial and industrial	$14,324	$17,533	$4,232	$12,732	$—
Commercial real estate	—	—	—	—	—
Private banking-personal	—	—	—	—	—
Total with a related allowance recorded	$14,324	$17,533	$4,232	$12,732	$—
Without a related allowance recorded:
Commercial and industrial	$1,527	$2,731	$—	$1,665	$—
Commercial real estate	4,366	10,573	—	4,409	—
Private banking-personal	—	—	—	—	—
Total without a related allowance recorded	$5,893	$13,304	$—	$6,074	$—
Total:
Commercial and industrial	$15,851	$20,264	$4,232	$14,397	$—
Commercial real estate	4,366	10,573	—	4,409	—
Private banking-personal	—	—	—	—	—
Total	$20,217	$30,837	$4,232	$18,806	$—

	As of and for the Twelve Months Ended December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial and industrial	$7,036	$7,402	$3,156	$7,129	$—
Commercial real estate	2,375	2,375	1,278	2,444	—
Private banking-personal	—	—	—	—	—
Total with a related allowance recorded	$9,411	$9,777	$4,434	$9,573	$—
Without a related allowance recorded:
Commercial and industrial	$8,644	$11,839	$—	$11,577	$—
Commercial real estate	4,428	10,630	—	4,483	—
Private banking-personal	—	—	—	—	—
Total without a related allowance recorded	$13,072	$22,469	$—	$16,060	$—
Total:
Commercial and industrial	$15,680	$19,241	$3,156	$18,706	$—
Commercial real estate	6,803	13,005	1,278	6,927	—
Private banking-personal	—	—	—	—	—
Total	$22,483	$32,246	$4,434	$25,633	$—

Impaired and non-accrual loans as of June 30, 2013 and December 31, 2012, were $20.2 million and $22.5 million, respectively. There was no interest income recognized on these loans for the six months ended June 30, 2013 and 2012, while these loans were on non-accrual status. As of June 30, 2013 and December 31, 2012, there were no loans 90 days or more past due and still accruing interest income.

Impaired and non-accrual loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses, based on a discounted cash flow method, for non-collateral dependent loans. Based on those evaluations, as of June 30, 2013, there was a specific reserve established totaling $4.2 million, which is included in the $17.7 million allowance for loan losses. The specific reserve as of June 30, 2013, includes a $1.4 million specific reserve recorded on our largest non-performing loan, which represented approximately 38.0% of total non-performing loans as of June 30, 2013. Also included in impaired and non-accrual loans are two C&I loans and two CRE loans with a combined balance of $5.9 million as of June 30, 2013, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

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

The following tables present the allowance for loan losses and recorded investment in loans by class:

	June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,232	$—	$—	$4,232
Collectively evaluated for impairment	8,424	3,735	1,317	13,476
Total allowance for loan losses	$12,656	$3,735	$1,317	$17,708
Portfolio loans:
Individually evaluated for impairment	$15,851	$4,366	$—	$20,217
Collectively evaluated for impairment	888,539	503,923	321,886	1,714,348
Total portfolio loans	$904,390	$508,289	$321,886	$1,734,565

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,156	$1,278	$—	$4,434
Collectively evaluated for impairment	8,163	3,974	1,303	13,440
Total allowance for loan losses	$11,319	$5,252	$1,303	$17,874
Portfolio loans:
Individually evaluated for impairment	$15,680	$6,803	$—	$22,483
Collectively evaluated for impairment	856,313	466,405	296,427	1,619,145
Total portfolio loans	$871,993	$473,208	$296,427	$1,641,628

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans classified as troubled debt restructurings:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$—	$253
Non-accrual	14,244	4,210
Total troubled debt restructurings	$14,244	$4,463

Of the non-accrual loans as of June 30, 2013, five C&I loans and one CRE loan were classified by the Company as TDRs. The aggregate recorded investment of these loans is $14.2 million. There were no loans that were still accruing interest and classified by the Company as a TDRs as of June 30, 2013.

Of the non-accrual loans as of December 31, 2012, two C&I loans and one CRE loan were classified by the Company as TDRs. There was also one CRE loan that was still accruing interest and classified by the Company as a performing TDR as of December 31, 2012. The aggregate net carrying value of these loans is $4.5 million.

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. We generally do not forgive principal when restructuring loans. There were no payment defaults, during the three months ended June 30, 2013 and 2012, for loans modified as TDRs within twelve months of the corresponding balance sheet dates. The financial effects of our modifications made during the three months ended June 30, 2013 and 2012, are as follows:

	Three Months Ended June 30, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extension of term	1	2,691	2,694	1,100	1,100
Advanced additional funds	1	6,957	7,690	2,000	1,357
Total	2	$9,648	$10,384	$3,100	$2,457

	Three Months Ended June 30, 2012
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extension of term	1	$2,848	$2,848	$1,000	$1,000
Commercial real estate:
Extension of term	1	714	714	—	—
Total	2	$3,562	$3,562	$1,000	$1,000

There were no payment defaults, during the six months ended June 30, 2013 and 2012, for loans modified as TDRs within twelve months of the corresponding balance sheet dates. The financial effects of our modifications made during the six months ended June 30, 2013 and 2012, are as follows:

	Six Months Ended June 30, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extension of term	1	$2,691	$2,694	$1,100	$1,100
Advanced additional funds	2	6,957	8,202	2,000	1,357
Total	3	$9,648	$10,896	$3,100	$2,457

	Six Months Ended June 30, 2012
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extension of term	1	$2,848	$2,848	$1,000	$1,000
Commercial real estate:
Extension of term	1	714	714	—	—
Total	2	$3,562	$3,562	$1,000	$1,000

Other Real Estate Owned

As of June 30, 2013 and December 31, 2012, the balance of the Other Real Estate Owned portfolio was $0.3 million and $0.3 million, respectively.

[5] DEPOSITS

	Interest Rate as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	June 30, 2013	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$86,023	$100,395
Interest-bearing checking accounts	0.00 to 0.19%	0.07%	0.06%	5,241	7,043
Money market deposit accounts	0.05 to 0.80%	0.38%	0.47%	949,221	890,884
Total demand and savings accounts				$1,040,485	$998,322
Time deposits	0.05 to 5.21%	0.87%	1.03%	832,665	825,057
Total deposit balance				$1,873,150	$1,823,379
Average rate paid on interest-bearing accounts		0.61%	0.74%

As of June 30, 2013 and December 31, 2012, the Bank had total brokered deposits of $712.7 million and $717.8 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) totaling $442.8 million and $456.2 million as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $417.1 million and $380.1 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

	June 30, 2013	December 31, 2012
(Dollars in thousands)
12 months or less	$721,981	$618,898
12 months to 24 months	103,373	167,288
24 months to 36 months	7,311	38,871
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$832,665	$825,057

Interest expense on deposits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest-bearing checking accounts	$—	$—	$1	$1
Money market deposit accounts	957	954	1,936	1,895
Time deposits	1,920	2,494	3,974	5,139
Total interest expense on deposits	$2,877	$3,448	$5,911	$7,035

[6] BORROWINGS

As of June 30, 2013 and December 31, 2012, borrowings were comprised of the following:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowing	0.42%	$20,000	9/25/2014	0.42%	$20,000	9/25/2014
Total		$20,000			$20,000

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank. As of June 30, 2013, the full amount of this established line was available to the Bank.

The Bank has borrowing capacity with the FHLB. The borrowing capacity is based on the collateral value of certain securities plus the Bank’s Maximum Borrowing Capacity (“MBC”) factored by 75%. The Bank’s MBC is updated quarterly based on the Qualified Collateral Report (“QCR”) submitted to the FHLB. As of June 30, 2013, the Bank’s MBC is based on the information provided in the March 31, 2013, QCR filing. As of June 30, 2013, the Bank had agency bond collateral with a fair value of $32.2 million, combined with pledged loans of $429.3 million, for a total borrowing capacity of $290.7 million, net of $20.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2012, there was $20.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2013, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$307,110	14.52%	N/A	N/A	N/A	N/A
Bank	$240,352	11.36%	$169,244	8.00%	$211,555	10.00%
Tier 1 risk-based capital ratio
Company	$288,964	13.66%	N/A	N/A	N/A	N/A
Bank	$222,206	10.50%	$84,622	4.00%	$126,933	6.00%
Tier 1 leverage ratio
Company	$288,964	13.35%	N/A	N/A	N/A	N/A
Bank	$222,206	10.27%	$173,168	8.00%	$173,168	8.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$234,370	11.88%	N/A	N/A	N/A	N/A
Bank	$233,723	11.84%	$157,875	8.00%	$197,344	10.00%
Tier 1 risk-based capital ratio
Company	$216,053	10.95%	N/A	N/A	N/A	N/A
Bank	$215,406	10.92%	$78,937	4.00%	$118,406	6.00%
Tier 1 leverage ratio
Company	$216,053	10.35%	N/A	N/A	N/A	N/A
Bank	$215,406	10.31%	$167,070	8.00%	$167,070	8.00%

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

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2013, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. Substantially all employees received an automatic contribution of three percent of their base salary for the three and six months ended June 30, 2013 and 2012. The Company’s contribution expense was $0.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, including incidental administrative fees paid to a third party administrator of the plan. The Company’s contribution expense was $0.2 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively, including incidental administrative fees paid to a third party administrator of the plan.

[9] ISSUANCE OF STOCK

On May 14, 2013, the Company completed the issuance and sale of 6,355,000 shares of its common stock, no par value, in its initial public offering of Common Stock, including 855,000 shares sold pursuant to the exercise in full by its underwriters of their option to purchase additional shares from the Company, at a price to the public of $11.50 per share. The shares were offered pursuant to the Company’s Registration Statement on Form S-1. The Company received net proceeds of $66.0 million from the initial public offering, after deducting underwriting discounts and commissions and direct offering expenses.

In connection with the closing of initial public offering, on May 14, 2013, the Company converted all of its 48,780.488 outstanding shares of Series C preferred stock to shares of common stock, resulting in the issuance of 4,878,049 shares of common stock upon conversion.

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share data)	2013	2012	2013	2012

Net income available to common shareholders	$3,872	$2,595	$6,727	$4,999
Less: earnings allocated to participating stock	348	—	1,004	—
Net income available to common shareholders, after required adjustments for the calculation of basic EPS	$3,524	$2,595	$5,723	$4,999

Basic shares	23,373,262	17,394,730	20,421,506	17,394,249
Preferred shares - dilutive	2,305,012	—	3,584,423	—
Unvested restricted shares - dilutive	—	33,466	3,867	30,534
Stock options - dilutive	331,395	—	235,673	—
Diluted shares	26,009,669	17,428,196	24,245,469	17,424,783

Earnings per common share:
Basic	$0.15	$0.15	$0.28	$0.29
Diluted	$0.15	$0.15	$0.28	$0.29

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive shares (1)	59,000	1,938,000	155,000	1,938,000

(1)	Includes stock options not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE BALANCE SHEET
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2013 and December 31, 2012:

	Asset Derivatives		Liability Derivatives
	as of June 30, 2013		as of June 30, 2013
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Interest rate products	Other assets	$—	Other liabilities	$934
Derivative not designated as hedging instruments
Interest rate products	Other assets	$3,384	Other liabilities	$3,512

	Asset Derivatives		Liability Derivatives
	as of December 31, 2012		as of December 31, 2012
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Interest rate products	Other assets	$—	Other liabilities	$1,299
Derivative not designated as hedging instruments
Interest rate products	Other assets	$5,681	Other liabilities	$5,955

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2013, the Company had nine interest rate swaps, with a notional amount of $9.1 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk is considered insignificant in 2013 and 2012. There were no counterparty default losses on derivatives for the three and six months ended June 30, 2013, and the twelve months ended December 31, 2012.

For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Two of the Company’s nine interest rate swaps are designated as fair value hedges applying the “shortcut” method. As such, the gain or loss on these two derivatives exactly offsets the loss or gain on the hedged items, resulting in zero net earnings impact. The remaining seven hedges have been designated as fair value hedges applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2013, the Company recognized gain of $9,000 and $1,000, respectively, in non-interest income related to hedge ineffectiveness. The Company also recognized a decrease to interest income of $112,000 and $230,000, respectively, for the three and six months ended June 30, 2013, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers or are hedges that were previously designated in qualifying hedging relationships that no longer meet the strict requirements to apply hedge accounting, as discussed in the Fair Value Hedges of Interest Rate Risk section. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2013, the Company had seventy-two derivative transactions with an aggregate notional amount of $261.3 million related to this program and two interest rate swaps with embedded floors that no longer meet the requirements to apply hedge accounting with an aggregate notional amount of $7.7 million. During the three and six months ended June 30, 2013, the Company recognized a net gain of $135,000 and $126,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS ON THE INCOME STATEMENT
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the periods presented:

		Three Months Ended June 30,
(Dollars in thousands)		2013	2012
Derivative in fair value hedging relationships	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(112)	$(194)
	Non-interest income (expense)	9	(1)
Total		$(103)	$(195)

Derivative not designated as hedging instruments	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$135	$(69)
Total		$135	$(69)

		Six Months Ended June 30,
(Dollars in thousands)		2013	2012
Derivative in fair value hedging relationships	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(230)	$(433)
	Non-interest income (expense)	1	(6)
Total		$(229)	$(439)

Derivative not designated as hedging instruments	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$126	$(99)
Total		$126	$(99)

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

As of June 30, 2013, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $3.8 million. As of June 30, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.6 million. If the Company had breached any of these provisions as of June 30, 2013, it could have been required to settle its obligations under the agreements at their termination value.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2013 and December 31, 2012:

CASH AND CASH EQUIVALENTS
The carrying amount approximates fair value.

INVESTMENT SECURITIES
The fair values of investment securities available-for-sale, held-to-maturity and trading are based on quoted market prices for similar securities, recently executed transactions and pricing models.

LOANS HELD-FOR-INVESTMENT
The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair value as determined here does not represent an exit price. Impaired loans are generally valued at the fair value of the associated collateral.

FEDERAL HOME LOAN BANK STOCK
The carrying value of our FHLB stock, which is a marketable equity investment, approximates market value.

BANK OWNED LIFE INSURANCE
The Company owns general account bank owned life insurance. The fair value of the general account BOLI is based on the insurance contract net cash surrender value.

DEPOSITS
The fair value of demand deposits is the amount payable on demand as of the reporting date, i.e., their carrying amounts. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	1	$159,231	$159,231	$200,080	$200,080
Investment securities available-for-sale	2	220,933	220,933	191,187	191,187
Investment securities held-to-maturity	2	20,323	19,579	—	—
Investment securities trading	1	14,048	14,048	—	—
Loans held-for-investment, net	3	1,716,857	1,733,133	1,623,754	1,631,578
Federal Home Loan Bank stock	2	2,456	2,456	2,426	2,426
Bank owned life insurance	2	41,239	41,239	20,886	20,886
Interest rate swaps	2	3,384	3,384	5,681	5,681
Other real estate owned	3	290	290	290	290

Financial liabilities:
Deposits	2	$1,873,150	$1,876,225	$1,823,379	$1,828,107
Borrowings	2	20,000	19,988	20,000	19,976
Interest rate swaps	2	4,446	4,446	7,254	7,254

FAIR VALUE MEASUREMENTS
In accordance with U.S. GAAP the Company must account for certain financial assets and liabilities at fair value on a recurring and non-recurring basis. The Company utilizes a three-level fair value hierarchy of valuation techniques to estimate the fair value of its financial assets and liabilities based on whether the inputs to those valuation techniques are observable or unobservable. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within multiple levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.

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

The following tables represent assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$56,201	$—	$56,201
Trust preferred securities	—	16,404	—	16,404
Non-agency mortgage-backed securities	—	7,609	—	7,609
Agency collateralized mortgage obligations	—	91,728	—	91,728
Agency mortgage-backed securities	—	48,991	—	48,991
Investment securities trading:
U.S. Treasury Notes	14,048	—	—	14,048
Interest rate swaps	—	3,384	—	3,384
Total financial assets	$14,048	$224,317	$—	$238,365

Financial liabilities:
Interest rate swaps	$—	$4,446	$—	$4,446
Total financial liabilities	$—	$4,446	$—	$4,446

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities:
Corporate bonds	$—	$53,903	$—	$53,903
Municipal bonds	—	20,118	—	20,118
Non-agency mortgage-backed securities	—	8,322	—	8,322
Agency collateralized mortgage obligations	—	55,868	—	55,868
Agency mortgage-backed securities	—	52,976	—	52,976
Interest rate swaps	—	5,681	—	5,681
Total financial assets	$—	$196,868	$—	$196,868

Financial liabilities:
Interest rate swaps	$—	$7,254	$—	$7,254
Total financial liabilities	$—	$7,254	$—	$7,254

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs. The valuation for debt securities are classified as either Level 1 or Level 2. U.S. Treasury Notes are classified as Level 1 because these securities are in actively traded markets. Investment securities within Level 2 include corporate bonds, trust preferred securities, municipal bonds, non-agency mortgage-backed securities, collateralized mortgage obligations and mortgage-backed securities issued by U.S. government agencies.

INTEREST RATE SWAPS
The fair value is estimated by the counterparty using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified as Level 2. These fair value estimations include primarily market observable inputs such as the LIBOR swap curve, the basis for the underlying interest rate.

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$15,985	$15,985
Other real estate owned	—	—	290	290
Total assets	$—	$—	$16,275	$16,275

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$18,049	$18,049
Other real estate owned	—	—	290	290
Total assets	$—	$—	$18,339	$18,339

As of June 30, 2013, the Company recorded $4.2 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $9.7 million, and as a result of adjusting the value based upon the discounted cash flow relating to one loans, to $6.3 million, as of June 30, 2013.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(Dollars in thousands)	Fair Value		Valuation Techniques		Significant Unobservable Inputs	Range (weighted average)
Loans measured for impairment	$15,985	(1)	Appraisal value	(2)	Discount due to salability conditions or lack of market data	10% - 40%

Other real estate owned	$290		Appraisal value	(2)	Discount due to salability conditions	10%

(1)	Loans measured for impairment of $16.0 million are net of specific reserve of $4.2 million.

(2)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

	December 31, 2012
(Dollars in thousands)	Fair Value		Valuation Techniques		Significant Unobservable Inputs	Range (weighted average)
Loans measured for impairment	$18,049	(1)	Appraisal value	(2)	Discount due to salability conditions or lack of market data	10% - 60%

Other real estate owned	$290		Appraisal value	(2)	Discount due to salability conditions	10%

(1)	Loans measured for impairment of $18.0 million are net of specific reserve of $4.4 million.

(2)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in accumulated other comprehensive income, for the periods presented:

	Three Months Ended June 30,
	2013	2012
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$1,018	$1,659
Increase (decrease) in unrealized holding gains	(2,340)	205
Gains reclassified from other comprehensive income (1)	—	(652)
Net other comprehensive income	(2,340)	(447)
Balance, end of period	$(1,322)	$1,212

(1)
Consists of realized gains on securities (net gain on sale of investment securities available-for-sale) of $0 and $1.0 million, net of tax (income tax expense) of $0 and $0.4 million for the three months ended June 30, 2013 and 2012, respectively.

	Six Months Ended June 30,
	2013	2012
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$1,671	$738
Increase (decrease) in unrealized holding gains	(2,489)	1,126
Gains reclassified from other comprehensive income (1)	(504)	(652)
Net other comprehensive income	(2,993)	474
Balance, end of period	$(1,322)	$1,212

(1)
Consists of realized gains on securities (net gain on sale of investment securities available-for-sale) of $0.8 million and $1.0 million, net of tax (income tax expense) of $0.3 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

[14] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and six months ended June 30, 2013. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management's Discussion and Analysis included in the Company's Prospectus filed with the Securities and Exchange Commission on May 9, 2013, as part of the Company's Registration Statement on Form S-1 (File No. 333-187681).

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

•
Other factors that are discussed in the section entitled “Risk Factors,” in our Registration Statement on Form S-1, Registration No. 333-187681, filed with the SEC on April 23, 2013, and in our Quarterly Report on Form 10Q for the period ending March 31, 2013, filed with the SEC, which are accessible at www.sec.gov.

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

For the three months ended June 30, 2013, our net income available to common shareholders was $3.9 million compared to $2.6 million for the same period in 2012, an increase of $1.3 million, or 49.2%, primarily due to the impact of (1) a $1.3 million, or 9.0%, increase in our net interest income, (2) a decrease of $1.7 million in our provision for loan losses, (3) the elimination of dividends on our Series A and Series B preferred shares, which we redeemed in September 2012, partially offset by (4) a decrease of $1.2 million, or 48.0%, in our non-interest income primarily due to a $1.0 million gain on sale of securities during the three months ended June 30, 2012, compared to no gain on sale of securities during the three months ended June 30, 2013, and (5) a $708,000, or 7.7%, increase in our non-interest expense.

For the six months ended June 30, 2013, our net income available to common shareholders was $6.7 million compared to $5.0 million for the same period in 2012, an increase of $1.7 million, or 34.6%, primarily due to the impact of (1) a $2.4 million, or 8.7%, increase in our net interest income, (2) a decrease of $821,000 in our provision for loan losses, and (3) the elimination of dividends on our Series A and Series B preferred shares, partially offset by (4) a $442,000 or 12.5% decrease in non-interest income partially due to a $231,000 lower gain on sale of securities, and (5) a $1.6 million, or 8.7%, increase in our non-interest expense.

Our diluted EPS was $0.15 for the three months ended June 30, 2013, compared to $0.15 for the same period in 2012. The dilutive impact of our August 2012 issuance of $50.0 million in our Series C preferred stock (net proceeds of $46.0 million), coupled with the impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering, with net proceeds of $66.0 million, were offset by an increase of $1.3 million, or 49.2%, in our net income available to common shareholders.

Our diluted EPS decreased $0.01, or 3.4%, to $0.28 for the six months ended June 30, 2013, compared to $0.29 for the same period in 2012. The dilutive impact of our August 2012 issuance of $50.0 million in our Series C preferred stock (net proceeds of $46.0 million), coupled with the impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering, with net proceeds of $66.0 million, were partially offset by an increase of $1.7 million, or 34.6%, in our net income available to common shareholders.

Our annualized return on average assets was 0.72% for the three months ended June 30, 2013, as compared to 0.64% for the same period in 2012, and 0.64% for the six months ended June 30, 2013, as compared to 0.62% for the same period in 2012. Our annualized return on average equity was 6.01% and 5.67%, for the three and six months ended June 30, 2013, respectively, as compared to 6.26% and 6.12% for the three and six months ended June 30, 2012, respectively. The resulting decrease was primarily from the effect of additional equity stemming from the issuance of our Series C preferred stock and shares of our common stock in connection with our initial public offering, which we have not yet fully leveraged.

Our annualized net interest margin was 2.91% for the three months ended June 30, 2013 and 2.89% for the six months ended June 30, 2013, as compared to 3.05% and 2.98%, respectively, for the same periods in 2012. This decrease was primarily due to the impact of the continued low interest rate environment coupled with competition for quality commercial and private banking loans. Historically, we have mitigated the pressure on our net interest margin in part by managing the rates paid on our deposits and improving the mix of our deposit portfolio toward lower rate deposits. A continued low interest rate environment may limit our ability to reduce rates on our deposits faster than our loan yields decline, without sacrificing loan or deposit growth, deposit source composition or competitive positioning.

For the three months ended June 30, 2013 and for the six months ended June 30, 2013, our efficiency ratio was 60.04% and 61.34%, respectively, as compared to 59.61% and 60.52%, respectively, for the same period in 2012, primarily as a result of our non-interest expense growing faster than our total revenue. The growth rate of our total revenue was impacted by a fourteen basis point decrease in our net interest margin for the three months ended June 30, 2013 and a nine basis point decrease in our net interest margin for the six months ended June 30, 2013, compared to the same period in 2012. Our non-interest expense to average assets for the three and six months ended June 30, 2013 were 1.84% and 1.86%, respectively, compared to 1.98% and 1.94%, respectively, for the same periods in 2012.

For the three months ended June 30, 2013, total revenue increased $1.1 million, or 6.9%, to $16.6 million from $15.5 million for the same period in 2012, driven primarily by growth in net interest income, as a result of growth in our loan portfolio, partially offset by a decrease in our non-interest income primarily as a result of lower gain on sales of securities. Pre-tax, pre-provision net revenue increased $360,000, or 5.7%, to $6.6 million for the three months ended June 30, 2013, from $6.3 million for the same period in 2012, primarily resulting from growth of $1.1 million, or 6.9%, in total revenue, partially offset by an increase of $708,000, or 7.7%, in non-interest expense.

For the six months ended June 30, 2013, total revenue increased $2.2 million, or 7.3%, to $31.9 million from $29.8 million for the same period in 2012, driven by growth in net interest income, as a result of growth in our loan portfolio, partially offset by a decrease in our non-interest income primarily as a result of lower gain on sales of securities. Pre-tax, pre-provision net revenue increased $597,000, or 5.1%, to $12.3 million for the six months ended June 30, 2013, from $11.8 million for the same period in 2012, primarily resulting from growth of $2.2 million, or 7.3%, in total revenue, partially offset by an increase of $1.6 million, or 8.7%, in non-interest expense.

Total assets of $2.2 billion as of June 30, 2013, increased $130.7 million, or 12.7% on an annualized basis, from December 31, 2012. Total loans grew by $92.9 million to $1.7 billion as of June 30, 2013, an annualized increase of 11.4% from December 31, 2012, as a result of growth in our three primarily loan portfolios, commercial and industrial, commercial real estate and private banking-personal loans. Total deposits increased $49.8 million, or 5.5% on an annualized basis, to $1.9 billion as of June 30, 2013, from $1.8 billion, as of December 31, 2012.

Non-performing assets to total assets decreased to 0.93% as of June 30, 2013, from 1.10% as of December 31, 2012. Annualized net charge-offs to average loans for the three months ended June 30, 2013, was 0.13%, as compared to 0.43% for the same period in 2012. Annualized net charge-offs to average loans for the six months ended June 30, 2013, was 0.36%, as compared to 0.34% for the same period in 2012.

The allowance for loan losses to total loans decreased to 1.02% as of June 30, 2013, from 1.09% as of December 31, 2012, primarily as a result of the partial charge-off of one non-performing loan, which was subsequently sold. The allowance for loan losses to non-performing loans increased to 87.59% as of June 30, 2013, from 79.50% as of December 31, 2012. The provision for loan losses was $671,000 for the three months ended June 30, 2013, compared to $2.4 million for the same period in 2012. The increase in the ratio of allowance for loan losses to non-performing loans related to a specific reserve recorded on one non-performing loan. The provision for loan losses was $2.8 million for the six months ended June 30, 2013, compared to $3.6 million for the same period in 2012.

Our book value per common share, assuming preferred shares were converted to common shares, increased $0.29 or 3.0%, to $10.04 as of June 30, 2013, from $9.75 as of December 31, 2012. Our tangible equity to tangible assets ratio increased to 13.06% as of June 30, 2013, from 10.50% as of December 31, 2012. Both trends are primarily the result of the capital raised in connection with our initial public offering and growth in our retained earnings.

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

“Tangible equity” is defined as shareholders' equity reduced by intangible assets, including goodwill, if any. We believe this measure is important to management and investors to better understand and assess changes from period to period in shareholders' equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets. We had no goodwill recorded on our balance sheet as of June 30, 2013.

“Tangible equity to tangible assets” is defined as the ratio of shareholders' equity reduced by intangible assets, divided by total assets reduced by intangible assets. We believe this measure is important to many investors who are interested in relative changes from period to period in equity and total assets, each exclusive of changes in intangible assets.

“Common shares outstanding with preferred converted to common” is defined as shares of our common stock issued and outstanding, inclusive of our issued and outstanding Series C preferred stock. We believe this measure is important to many investors who are interested in changes from period to period in our shares of common stock issued and outstanding giving effect to the conversion of shares of our Series C preferred stock which were convertible at the option of the holder and were converted to common stock immediately prior to the closing of the initial public offering, which closed on May 14, 2013. Convertible shares of preferred stock had the effect of not impacting shares of common stock issued and outstanding until they were converted, at which point they added to the number of shares of common stock issued and outstanding.

“Book value per share with preferred converted to common” is defined as book value, divided by shares of common stock issued and outstanding with preferred stock converted to common stock. We believe this measure is important to many investors who are interested in changes from period to period in book value per share inclusive of shares of preferred stock that could be converted to shares of common stock. Prior to conversion, convertible shares of preferred stock had the effect of not impacting book value per common share, but reduced our book value per share with preferred converted to common.

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

(Dollars in thousands, except share and per share data)	June 30, 2013	December 31, 2012
Book value per share with preferred converted to common:
Common shareholders' equity	$287,913	$171,713
Preferred stock (convertible)	—	46,011
Total common shareholders' equity and preferred stock to Series C	$287,913	$217,724
Preferred shares outstanding	—	48,780.488
Conversion factor	—	100
Preferred shares converted to common shares outstanding	—	4,878,049
Common shares outstanding	28,687,779	17,444,730
Common shares with preferred shares converted to common	28,687,779	22,322,779
Book value per share with preferred converted to common	$10.04	$9.75

Tangible equity to tangible assets:
Total shareholders' equity	$287,913	$217,724
Less: intangible assets	—	—
Tangible equity	$287,913	$217,724
Total assets	$2,203,810	$2,073,129
Less: intangible assets	—	—
Tangible assets	$2,203,810	$2,073,129
Tangible equity to tangible assets	13.06%	10.50%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Pre-tax, pre-provision net revenue:
Net interest income before provision for loan losses	$15,284	$14,025	$29,628	$27,246
Total non-interest income	1,304	2,510	3,092	3,534
Less: net gain on the sale of investment securities available-for-sale	—	1,015	784	1,015
Total revenue	16,588	15,520	31,936	29,765
Less: total non-interest expense	9,960	9,252	19,588	18,014
Pre-tax, pre-provision net revenue	$6,628	$6,268	$12,348	$11,751

Efficiency ratio:
Total non-interest expense (numerator)	$9,960	$9,252	$19,588	$18,014
Total revenue (denominator)	$16,588	$15,520	$31,936	$29,765
Efficiency ratio	60.04%	59.61%	61.34%	60.52%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 92.8% and 91.5% of total revenue for the six months ended June 30, 2013 and 2012, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest income	$18,183	$17,473	$35,582	$34,281
Fully taxable equivalent adjustment	58	18	109	21
Interest income adjusted	18,241	17,491	35,691	34,302
Interest expense	2,899	3,448	5,954	7,035
Net interest income adjusted	$15,342	$14,043	$29,737	$27,267

Yield on earning assets	3.46%	3.80%	3.46%	3.75%
Cost of interest-bearing liabilities	0.65%	0.94%	0.67%	0.97%
Net interest spread	2.81%	2.86%	2.79%	2.78%
Net interest margin (1)	2.91%	3.05%	2.89%	2.98%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended June 30, 2013 and 2012. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a tax equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$166,108	$163	0.39%	$146,394	$108	0.30%
Federal funds sold	9,637	2	0.08%	9,248	3	0.13%
Investment securities available-for-sale	206,221	786	1.53%	180,717	758	1.69%
Investment securities held-to-maturity	6,700	46	2.75%	—	—	—%
Investment securities trading	3,211	16	2.00%	110	—	—%
Total loans	1,725,440	17,228	4.00%	1,514,082	16,622	4.42%
Total interest-earning assets	2,117,317	18,241	3.46%	1,850,551	17,491	3.80%
Other assets	48,455			32,686
Total assets	$2,165,772			$1,883,237

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$5,809	$—	—%	$4,288	$—	—%
Money market deposit accounts	933,167	957	0.41%	625,303	954	0.61%
Time deposits (excluding CDARS®)	489,704	1,238	1.01%	467,813	1,587	1.36%
CDARS® time deposits	348,720	682	0.78%	381,252	907	0.96%
Borrowings	20,000	22	0.44%	—	—	—%
Total interest-bearing liabilities	1,797,400	2,899	0.65%	1,478,656	3,448	0.94%
Noninterest-bearing deposits	79,824			198,787
Other liabilities	30,061			14,594
Shareholders' equity	258,487			191,200
Total liabilities and shareholders' equity	$2,165,772			$1,883,237

Net interest income		$15,342			$14,043
Net interest spread			2.81%			2.86%
Net interest margin (1)			2.91%			3.05%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended June 30, 2013 and 2012. Net interest income, calculated on a fully taxable equivalent basis, increased $1.3 million or 9.3%, to $15.3 million for the three months ended June 30, 2013, from $14.0 million for the same period in 2012. The increase in net interest income for the three months ended June 30, 2013, was primarily attributable to a $266.8 million, or 14.4%, increase in average interest-earning assets, partially offset by a decrease in net interest margin of fourteen basis points to 2.91%. The increase in net interest income reflects an increase of $750,000, or 4.3%, in interest income, coupled with a decrease of $549,000, or 15.9%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $211.4 million, or 14.0%, which is our highest yielding earning asset and our core business, as well as an increase of $25.5 million, or 14.1%, in average investment securities available-for-sale, partially offset by a decrease of 42 basis points in yield on our total loans. The declining yield on our loan portfolio was reflective of the low interest rate environment, coupled with market pressure from competition for higher quality loans. Although our yield on loans declined 42 basis points, the overall yield on interest-earning assets declined 34 basis points to 3.46% for the three months ended June 30, 2013, as compared to 3.80% for the same period in 2012, primarily as a result of the shift in the composition of our earning assets from lower yielding interest-earning deposits to higher yielding loans.

Interest expense on interest-bearing liabilities of $2.9 million, for the three months ended June 30, 2013, decreased $549,000 or 15.9% from the same period in 2012 as a result of a decrease of 29 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2012, partially offset by an increase of $318.7 million or 21.6% in average interest-bearing liabilities for the three months ended June 30, 2013, for the same period. The decrease in average rate paid was reflective of decreases in rates paid across all interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $307.9 million, or 49.2%, in average money market deposit accounts, coupled with an increase of

$21.9 million, or 4.7%, in average time deposits (excluding CDARS®) and an increase of $20.0 million in average borrowings, partially offset by a decline in average CDARS® time deposits of $32.5 million, or 8.5%.

The following tables analyze the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended June 30, 2013 and 2012. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30,
	2013 over 2012
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$39	$16	$55
Federal funds sold	(1)	—	(1)
Investment securities available-for-sale	(73)	101	28
Investment securities held-to-maturity	23	23	46
Investment securities trading	8	8	16
Total loans	(1,587)	2,193	606
Total increase (decrease) in interest income	(1,591)	2,341	750

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	—	—	—
Money market deposit accounts	(374)	377	3
Time deposits (excluding CDARS®)	(420)	71	(349)
CDARS® time deposits	(152)	(73)	(225)
Borrowings	11	11	22
Total increase (decrease) in interest expense	(935)	386	(549)

Total increase (decrease) in net interest income	$(656)	$1,955	$1,299

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the six months ended June 30, 2013 and 2012. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a tax equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$171,944	$313	0.37%	$177,384	$264	0.30%
Federal funds sold	10,167	6	0.12%	8,668	5	0.12%
Investment securities available-for-sale	204,954	1,721	1.69%	177,533	1,464	1.66%
Investment securities held-to-maturity	3,368	46	2.75%	—	—	—%
Investment securities trading	2,679	27	2.03%	2,541	23	1.82%
Total loans	1,685,114	33,578	4.02%	1,471,287	32,546	4.45%
Total interest-earning assets	2,078,226	35,691	3.46%	1,837,413	34,302	3.75%
Other assets	46,384			29,454
Total assets	$2,124,610			$1,866,867

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$5,553	$1	0.04%	$4,091	$1	0.05%
Money market deposit accounts	917,916	1,936	0.43%	623,676	1,895	0.61%
Time deposits (excluding CDARS®)	486,813	2,546	1.05%	446,110	3,157	1.42%
CDARS® time deposits	351,288	1,428	0.82%	390,191	1,982	1.02%
Borrowings	20,000	43	0.43%	—	—	—%
Total interest-bearing liabilities	1,781,570	5,954	0.67%	1,464,068	7,035	0.97%
Noninterest-bearing deposits	80,581			199,614
Other liabilities	23,019			13,689
Shareholders' equity	239,440			189,496
Total liabilities and shareholders' equity	$2,124,610			$1,866,867

Net interest income		$29,737			$27,267
Net interest spread			2.79%			2.78%
Net interest margin (1)			2.89%			2.98%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Six Months Ended June 30, 2013 and 2012. Net interest income, calculated on a fully taxable equivalent basis, increased $2.5 million or 9.1%, to $29.7 million for the six months ended June 30, 2013, from $27.3 million for the same period in 2012. The increase in net interest income for the six months ended June 30, 2013, was primarily attributable to a $240.8 million, or 13.1%, increase in average interest-earning assets, partially offset by a decrease in net interest margin of nine basis points to 2.89%. The increase in net interest income reflects an increase of $1.4 million, or 4.0%, in interest income, coupled with a decrease of $1.1 million, or 15.4%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $213.8 million, or 14.5%, which is our highest yielding earning asset and our core business, as well as an increase of $27.4 million, or 15.4%, in average investment securities available-for-sale, partially offset by a decrease of 43 basis points in yield on our loans. The declining yield on our loan portfolio was reflective of the low interest rate environment, coupled with market pressure from competition for higher quality loans. The overall yield on interest-earning assets declined 29 basis points to 3.46% for the six months ended June 30, 2013, as compared to 3.75% for the same period in 2012, primarily as a result of the shift in the composition of our earning assets from lower yielding interest-earning deposits to higher yielding loans and investment securities.

Interest expense on interest-bearing liabilities of $6.0 million, for the six months ended June 30, 2013, decreased $1.1 million or 15.4% from the same period in 2012 as a result of a decrease of 30 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2012, partially offset by an increase of $317.5 million or 21.7% in average interest-bearing liabilities for the six months ended June 30, 2013, for the same period. The decrease in average rate paid was reflective of decreases in rates paid across all interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $294.2 million, or 47.2%, in average money market deposit accounts, coupled with an increase of

$40.7 million, or 9.1%, in average time deposits (excluding CDARS®) and an increase of $20.0 million in average borrowings, partially offset by a decline in average CDARS® time deposits of $38.9 million, or 10.0%.

The following tables analyze the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the six months ended June 30, 2013 and 2012. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Six Months Ended June 30,
	2013 over 2012
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$57	$(8)	$49
Federal funds sold	—	1	1
Investment securities available-for-sale	34	223	257
Investment securities held-to-maturity	23	23	46
Investment securities trading	3	1	4
Total loans	(3,295)	4,327	1,032
Total increase (decrease) in interest income	(3,178)	4,567	1,389

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	—	—	—
Money market deposit accounts	(678)	719	41
Time deposits (excluding CDARS®)	(874)	263	(611)
CDARS® time deposits	(367)	(187)	(554)
Borrowings	22	21	43
Total increase (decrease) in interest expense	(1,897)	816	(1,081)

Total increase (decrease) in net interest income	$(1,281)	$3,751	$2,470

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

Provision for Loan Losses for the Three Months Ended June 30, 2013 and 2012. We recorded a $671,000 provision for loan losses for the three months ended June 30, 2013, primarily as a result of additional specific reserves, partially offset by an improvement in the overall internal risk ratings of the loans in the portfolio. We recorded a $2.4 million provision for loan losses for the same period in 2012, primarily as a result of additional specific reserves on impaired loans.

Commercial and Industrial: Provision for loan losses of $899,000, for the three months ended June 30, 2013, was primarily the result of $1.1 million in additions to specific reserves, partially offset by a net decrease of $166,000 in general reserves primarily as a result of recoveries on previous charge-offs.

Commercial Real Estate: Provision credit of $294,000, for the three months ended June 30, 2013, was the result of a decrease in general reserves stemming primarily from an improvement in the overall internal risk ratings of the loans in the portfolio.

Private Banking-Personal: Provision for loan losses of $66,000, for the three months ended June 30, 2013, was the result of a net increase in general reserves, as a result of growth in the loan portfolio.

Provision for Loan Losses for the Six Months Ended June 30, 2013 and 2012. We recorded a $2.8 million provision for loan losses for the six months ended June 30, 2013, primarily as a result of additional specific reserves, partially offset by an improvement in the overall internal risk ratings of the loans in the portfolio. We recorded a $3.6 million provision for loan losses for the same period in 2012, primarily as a result of additional specific reserves on impaired loans.

Commercial and Industrial: Provision for loan losses of $2.4 million, for the six months ended June 30, 2013, was primarily the result of $2.2 million in additions to specific reserves and a net increase of $147,000 in general reserves as a result of loan growth.

Commercial Real Estate: Provision for loan losses of $397,000, for the six months ended June 30, 2013, was comprised of $658,000 in additions to specific reserves, partially offset by a net decrease of $261,000 in general reserves mostly as a result of an improvement in the overall internal risk ratings of the loans in the portfolio.

Private Banking-Personal: Provision for loan losses of $14,000, for the six months ended June 30, 2013, was the result of an increase in general reserves, primarily as a result of loan growth.

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

The following tables present the components of our non-interest income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges	$123	$106	$17	16.0%
Net gain on the sale of investment securities available-for-sale	—	1,015	(1,015)	(100.0)%
Swap fees	321	463	(142)	(30.7)%
Commitment and other fees	514	745	(231)	(31.0)%
Other income (1)	346	181	165	91.2%
Total non-interest income	$1,304	$2,510	$(1,206)	(48.0)%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets, trading income and other general operating income.

Non-Interest Income for the Three Months Ended June 30, 2013 and 2012. Our non-interest income was $1.3 million for the three months ended June 30, 2013, a decrease of $1.2 million, or 48.0%, from $2.5 million for the same period in 2012, primarily related to a decrease in net gain on sale of investment securities available-for-sale and commitment and other fees.

We recognized a net gain on the sale of investment securities available-for-sale of $1.0 million for the three months ended June 30, 2012, compared to no gain for the same period in 2013. During the three months ended June 30, 2012, we identified opportunities in the marketplace to sell certain investment securities to help fund our loan growth. Although income resulting from these transactions is reported within non-interest income, we exclude such income in the computation of our revenue and efficiency ratio, since we view these transactions as an opportunistic component of our funding strategy and not as a core component of our non-interest income. In addition, the level and frequency of income generated from these transactions can vary materially based on market conditions.

Swap fees of $321,000 for the three months ended June 30, 2013, represented a decrease of $142,000, or 30.7%, from the same period in 2012, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

Commitment and other fees for the three months ended June 30, 2013, decreased $231,000, or 31.0%, to $514,000, compared to $745,000 for the same period in 2012, driven by fluctuations in fees related to loans and loan commitments.

Other income of $346,000 for the three months ended June 30, 2013, increased $165,000 or 91.2% from $181,000 for the same period in 2012, primarily due to $185,000 higher income resulting from an increase in the values of our swaps, coupled with $80,000 higher income from BOLI, as our investment in this product increased to $41.2 million, as of June 30, 2013, from $20.6 million, as of June 30, 2012, partially offset by $104,000 lower trading income on our trading investment securities.

The following tables present the components of our non-interest income for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges	$236	$199	$37	18.6%
Net gain on the sale of investment securities available-for-sale	784	1,015	(231)	(22.8)%
Swap fees	375	713	(338)	(47.4)%
Commitment and other fees	1,055	1,222	(167)	(13.7)%
Other income (1)	642	385	257	66.8%
Total non-interest income	$3,092	$3,534	$(442)	(12.5)%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets, trading income and other general operating income.

Non-Interest Income for the Six Months Ended June 30, 2013 and 2012. Our non-interest income was $3.1 million for the six months ended June 30, 2013, a decrease of $442,000, or 12.5%, from $3.5 million for the same period in 2012, primarily related to decreases in swap fees, net gain on sale of investment securities available-for-sale and commitment and other fees, partially offset by an increase in other income.

We recognized a net gain on the sale of investment securities available-for-sale of $784,000 for the six months ended June 30, 2013, compared to $1.0 million for the same period in 2012.

Swap fees of $375,000 for the six months ended June 30, 2013, represented a decrease of $338,000, or 47.4%, from the same period in 2012, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

Commitment and other fees for the six months ended June 30, 2013, decreased $167,000, or 13.7%, to $1.1 million, compared to $1.2 million for the same period in 2012, driven by fluctuations in fees related to loans and loan commitments.

Other income of $642,000 for the six months ended June 30, 2013, increased $257,000 or 66.8% from $385,000 for the same period in 2012, primarily due $212,000 higher income resulting from an increase in the values of our swaps coupled with $150,000 higher income from BOLI as a result of an increase in our investment in this product, partially offset by $191,000 lower trading income on our trading investment securities.

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

The following tables present the components of our non-interest expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Compensation and employee benefits	$6,266	$5,903	$363	6.1%
Premises and occupancy costs	774	658	116	17.6%
Professional fees	797	685	112	16.4%
FDIC insurance expense	322	271	51	18.8%
State capital shares tax	337	311	26	8.4%
Travel and entertainment expense	374	337	37	11.0%
Data processing expense	202	224	(22)	(9.8)%
Other operating expenses (1)	888	863	25	2.9%
Total non-interest expense	$9,960	$9,252	$708	7.7%

Full-time equivalent employees (2)	124	110	14	12.7%

(1)
Other operating expenses includes such items as courier expenses, due from bank charges, software amortization and maintenance, charitable contributions, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Three Months Ended June 30, 2013 and 2012. Our non-interest expense for the three months ended June 30, 2013, increased $708,000, or 7.7%, as compared to the same period in 2012, primarily related to increases in compensation and employee benefits, premises and occupancy costs and professional fees.

For the three months ended June 30, 2013, compensation and employee benefits increased by $363,000, or 6.1%, to $6.3 million, from $5.9 million for the same period in 2012. The increase was primarily due to an increase in the number of full-time equivalent employees, as well as to increases in compensation and benefits to our existing employees.

For the three months ended June 30, 2013, premises and occupancy costs increased by $116,000, or 17.6%, to $774,000, from $658,000 for the same period in 2012, primarily as a result of the establishment of our new representative office in New York and higher depreciation expense.

Professional fees expense increased $112,000 or 16.4%, to $797,000 for the three months ended June 30, 2013, as compared to $685,000 for the same period in 2012.

FDIC insurance expense increased $51,000, or 18.8%, to $322,000 for the three months ended June 30, 2013, as compared to $271,000 for the same period in 2012, primarily as a result of growth in our business.

The following tables present the components of our non-interest expense for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Compensation and employee benefits	$12,542	$11,578	$964	8.3%
Premises and occupancy costs	1,554	1,301	253	19.4%
Professional fees	1,395	1,373	22	1.6%
FDIC insurance expense	687	689	(2)	(0.3)%
State capital shares tax	657	624	33	5.3%
Travel and entertainment expense	659	599	60	10.0%
Data processing expense	379	432	(53)	(12.3)%
Other operating expenses (1)	1,715	1,418	297	20.9%
Total non-interest expense	$19,588	$18,014	$1,574	8.7%

(1)
Other operating expenses includes such items as courier expenses, due from bank charges, software amortization and maintenance, charitable contributions, telephone, marketing, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Six Months Ended June 30, 2013 and 2012. Our non-interest expense for the six months ended June 30, 2013, increased $1.6 million, or 8.7%, as compared to the same period in 2012, primarily related to increases in compensation and employee benefits, premises and occupancy costs and other operating expenses.

For the six months ended June 30, 2013, compensation and employee benefits increased by $964,000, or 8.3%, to $12.5 million, from $11.6 million for the same period in 2012. The increase was primarily due to an increase in the number of full-time equivalent employees, as well as to increases in compensation and benefits to our existing employees.

For the six months ended June 30, 2013, premises and occupancy costs increased by $253,000, or 19.4%, to $1.6 million, from $1.3 million for the same period in 2012, primarily as a result of the establishment of our new representative office in New York and higher depreciation expense.

Other operating expenses of $1.7 million for the six months ended June 30, 2013, increased by $297,000, or 20.9%, as compared to the same period in 2012, primarily as a result of increases in other categories such as employee-related expenses, general bank insurance and various other expenses related to the growth of our business.

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

Income Taxes for the Three Months Ended June 30, 2013 and 2012. For the three months ended June 30, 2013, we recognized income tax expense of $2.1 million or 35.0% of income before tax, as compared to income tax expense of $1.9 million, or 39.1%, of income before tax, for the same period in 2012. Our effective tax rate for the three months ended June 30, 2012, was elevated by the limitation of deductible compensation expense under section 162(m) of the Internal Revenue Service.

Income Taxes for the Six Months Ended June 30, 2013 and 2012. For the six months ended June 30, 2013, we recognized income tax expense of $3.6 million or 34.9% of income before tax, as compared to income tax expense of $3.4 million, or 37.0%, of income before tax, for the same period in 2012. Our effective tax rate for the six months ended June 30, 2012, was elevated by the limitation of deductible compensation expense under section 162(m) of the Internal Revenue Service.

Financial Condition

Our total assets as of June 30, 2013, totaled $2.2 billion which was an increase of $130.7 million or 12.7% on an annualized basis, from December 31, 2012, as growth in our earning assets, which was driven primarily by growth in our loan portfolio and investments securities, was partially offset by a decrease in cash and cash equivalents as we funded our growth partially with excess cash. Our loan portfolio increased $92.9 million or 11.4% on an annualized basis, to $1.7 billion, as of June 30, 2013, from $1.6 billion, as of December 31, 2012. Total investment securities increased $64.1 million or 67.6% on an annualized basis, to $255.3 million, as of June 30, 2013, from $191.2 million, as of December 31, 2012. Cash and cash equivalents decreased $40.8 million, to $159.2 million, as of June 30, 2013, from $200.1 million, as of December 31, 2012. Our total deposits increased $49.8 million, or 5.5% on an annualized basis, to $1.9 billion as of June 30, 2013. Our shareholders' equity increased $70.2 million to $287.9 million as of June 30, 2013, compared to $217.7 million as of December 31, 2012. This increase was primarily the result of net proceeds from the issuance of common stock of $66.0 million, coupled with $6.7 million in net income, partially offset by a decrease of $3.0 million in other comprehensive income, which represents the increase in the unrealized loss on our investment portfolio.

Loans

Our primary source of income is interest on loans. Our loan portfolio consists primarily of commercial and industrial loans, real estate loans secured by commercial real estate properties and loans to our private banking clients. Our loan portfolio represents the highest yielding component of our earning asset base.

The following table presents the composition of our loan portfolio, by category, as of the dates indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial and industrial	$908,502	$876,443
Commercial real estate	509,701	474,679
Private banking-personal	321,417	296,224
Total loans, before deferred loan fees	$1,739,620	$1,647,346

Net deferred loan fees	(5,055)	(5,718)
Total loans, net of deferred loan fees	$1,734,565	$1,641,628

Total loans. Total loans, before deferred loan fees, increased by $92.3 million or 11.3% on an annualized basis, to $1.7 billion as of June 30, 2013, as compared to December 31, 2012. Our growth for the six months ended June 30, 2013, has been comprised of an increase in commercial and industrial loans of $32.1 million or 7.4% on an annualized basis, an increase in commercial real estate loans of $35.0 million or 14.9% on an annualized basis, and an increase in private banking-personal loans of $25.2 million or 17.2% on an annualized basis.

Primary Loan Categories

Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing acquisitions and recapitalizations. Cash flow from the borrower's operations is the primary source of repayment for these loans, except for our private banking commercial loans which are mostly secured by marketable securities.

As of June 30, 2013, our commercial and industrial loans comprised $908.5 million or 52.2% of total loans, before deferred loan fees, compared to $876.4 million or 53.2% of total loans, before deferred loan fees, as of December 31, 2012. Included in our commercial and industrial loans as of June 30, 2013, are $138.7 million of loans sourced through our private banking channel with the proceeds used for a commercial or business purpose. The majority of our commercial loans sourced through our private banking channel are secured by marketable securities.

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

Commercial real estate loans before deferred loan fees as of June 30, 2013, totaled $509.7 million or 29.3% of total loans, before deferred loan fees, as compared to $474.7 million or 28.8% as of December 31, 2012. As of June 30, 2013, $380.6 million of total commercial real estate loans were at a floating rate and $129.1 million were at a fixed rate, as compared to $353.9 million and $120.8 million, respectively, as of December 31, 2012. Included in our commercial real estate loans as of June 30, 2013, are $19.5 million of loans sourced through our private banking channel with the proceeds used for a commercial or business purpose.

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

As of June 30, 2013, private banking-personal loans (excluding those used for commercial purposes) were approximately $321.4 million or 18.5% of total loans, before deferred loan fees, of which $177.5 million or 55.2% were secured by marketable securities. This compared to the level, as of December 31, 2012, of $296.2 million or 18.0% of total loans, of which $139.1 million or 47.0% were secured by marketable securities. Furthermore, as shown in the table below, aggregate loans secured by marketable securities, including personal and commercial loans, grew by $62.1 million or 27.8%, in the six months ended June 30, 2013, to $286.1 million as of June 30, 2013, from $223.9 million as of December 31, 2012. The growth in loans secured by marketable securities is expected to increase as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile.

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

(Dollars in thousands)	June 30, 2013	December 31, 2012
Private banking-personal loans:
Secured by residential real estate	$134,989	$136,899
Secured by marketable securities	177,525	139,088
Other	8,903	20,237
Total private banking-personal loans	$321,417	$296,224

Private banking-commercial loans:
Secured by commercial real estate	$19,507	$19,531
Secured by marketable securities	108,563	84,853
Other	30,095	34,972
Total private banking-commercial loans	$158,165	$139,356

Total private banking channel loans	$479,582	$435,580

Loan Maturities and Interest Rate Sensitivity

The following tables present the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the dates indicated.

	June 30, 2013
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$825,735	$63,389	$19,378	$908,502
Commercial real estate	356,544	106,953	46,204	509,701
Private banking-personal	196,729	99,654	25,034	321,417
Total loans, before deferred loan fees	$1,379,008	$269,996	$90,616	$1,739,620

Interest rate sensitivity:
Fixed interest rates	$22,678	$143,326	$84,019	$250,023
Floating or adjustable interest rates	1,356,330	126,670	6,597	1,489,597
Total loans, before deferred loan fees	$1,379,008	$269,996	$90,616	$1,739,620

	December 31, 2012
(Dollars in thousands)	Less Than One Year	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$798,430	$68,162	$9,851	$876,443
Commercial real estate	313,453	129,076	32,150	474,679
Private banking-personal	170,399	104,866	20,959	296,224
Total loans, before deferred loan fees	$1,282,282	$302,104	$62,960	$1,647,346

Interest rate sensitivity:
Fixed interest rates	$24,513	$152,093	$48,767	$225,373
Floating or adjustable interest rates	1,257,769	150,011	14,193	1,421,973
Total loans, before deferred loan fees	$1,282,282	$302,104	$62,960	$1,647,346

Interest Reserve Loans

As of June 30, 2013, loans with interest reserves totaled $19.4 million, which represented 1.1% of total loans, before deferred loan fees, as compared to $34.7 million or 2.1% as of December 31, 2012. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

The components of the allowance for loan losses represent estimates based upon ASC Topic 450, Contingencies, and ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under ASC Topic 310. ASC Topic 310 is applied to commercial loans that are individually evaluated for impairment.

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

In estimating probable loan loss under ASC Topic 450 and the required general reserve, we consider numerous factors, including historical charge-off rates and subsequent recoveries. We also consider, but are not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, we consider the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of our primary markets historically tend to lag the national economy, with local economies in those primary markets also improving or weakening, as the case may be, but at a more measured rate than the national trends.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012
General reserves	$13,476	$13,440
Specific reserves	4,232	4,434
Total allowance for loan losses	$17,708	$17,874

Allowance for loan losses to total loans	1.02%	1.09%

As of June 30, 2013, we had specific reserves totaling $4.2 million, related to five commercial and industrial loans, with an aggregated total outstanding balance of $14.3 million. All of these loans were on non-accrual status as of June 30, 2013.

As of December 31, 2012, we had specific reserves totaling $4.4 million related to four commercial and industrial loans and one commercial real estate loan, with an aggregated total outstanding balance of $9.4 million. All of these loans were on non-accrual status as of December 31, 2012.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$12,656	71.5%	52.2%	$11,319	63.3%	53.2%
Commercial real estate	3,735	21.1%	29.3%	5,252	29.4%	28.8%
Private banking-personal	1,317	7.4%	18.5%	1,303	7.3%	18.0%
Total allowance for loan losses	$17,708	100.0%	100.0%	$17,874	100.0%	100.0%

Allowance for Loan Losses as of June 30, 2013 and December 31, 2012. Our allowance for loan losses decreased to $17.7 million, or 1.02%, of total loans as of June 30, 2013, as compared to $17.9 million, or 1.09% of total loans, as of December 31, 2012. This decrease was primarily attributable to a decrease in specific reserves related to the sale of one commercial real estate loan and an overall improvement in the average risk ratings of the portfolio.

Our allowance for loan losses related to commercial and industrial loans increased to $12.7 million as of June 30, 2013, as compared to $11.3 million as of December 31, 2012. This increase was primarily attributable to the growth in this loan portfolio as well as an increase of $1.1 million in related specific reserves. Our allowance for loan losses related to commercial real estate loans decreased by $1.5 million, to $3.7 million as of June 30, 2013, as compared to $5.3 million as of December 31, 2012. This decrease was primarily attributable to the decrease of $1.3 million in specific reserves related to the sale of one commercial real estate loan. Our allowance for loan losses related to private banking-personal loans remained consistent, at $1.3 million as of June 30, 2013 and December 31, 2012, as growth in this loan portfolio was offset by an overall improvement in the average risk ratings of the portfolio.

Net Charge-Offs

Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged-off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Beginning balance	$17,580	$16,701	$17,874	$16,350
Charge-offs:
Commercial and industrial	(643)	—	(1,169)	—
Commercial real estate	—	(1,730)	(1,936)	(2,614)
Private banking-personal	—	—	—	—
Total charge-offs	(643)	(1,730)	(3,105)	(2,614)
Recoveries:
Commercial and industrial	100	100	114	104
Commercial real estate	—	—	22	—
Private banking-personal	—	—	—	—
Total recoveries	100	100	136	104
Net charge-offs	(543)	(1,630)	(2,969)	(2,510)
Provision for loan losses	671	2,393	2,803	3,624
Ending balance	$17,708	$17,464	$17,708	$17,464

Net loan charge-offs to average total loans (1)	0.13%	0.43%	0.36%	0.34%
Provision for loan losses to average total loans (1)	0.16%	0.64%	0.34%	0.50%
Allowance for loan losses to net loan charge-offs (1)	813.05%	266.39%	295.76%	345.99%
Provision for loan losses to net loan charge-offs (1)	123.57%	146.81%	94.41%	144.38%

(1)	Interim period ratios are annualized.

The following table shows the changes in the allowance for loan losses by category for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$12,300	$4,029	$1,251	$17,580
Provision for loan losses	899	(294)	66	671
Charge-offs	(643)	—	—	(643)
Recoveries	100	—	—	100
Balance, end of period	$12,656	$3,735	$1,317	$17,708

	Three Months Ended June 30, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$9,234	$6,559	$908	$16,701
Provision for loan losses	1,667	375	351	2,393
Charge-offs	—	(1,730)	—	(1,730)
Recoveries	100	—	—	100
Balance, end of period	$11,001	$5,204	$1,259	$17,464

Net Charge-Offs for the Three Months Ended June 30, 2013. Our net loan charge-offs of $543,000 or 0.13% of average loans on an annualized basis, for the three months ended June 30, 2013, were comprised a charge-off of $643,000 on one commercial and industrial loan, partially offset by a recovery of $100,000 on one commercial and industrial loan.

Net Charge-Offs for the Three Months Ended June 30, 2012. Our net loan charge-offs of $1.6 million, or 0.43% of average loans on an annualized basis, for the three months ended June 30, 2012, were comprised of a charge-off of $1.7 million on one commercial real estate loan, partially offset by a recovery of $100,000 on one commercial and industrial loan.

The following table shows the changes in the allowance for loan losses by category for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$11,319	$5,252	$1,303	$17,874
Provision for loan losses	2,392	397	14	2,803
Charge-offs	(1,169)	(1,936)	—	(3,105)
Recoveries	114	22	—	136
Balance, end of period	$12,656	$3,735	$1,317	$17,708

	Six Months Ended June 30, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$8,899	$6,580	$871	$16,350
Provision for loan losses	1,998	1,238	388	3,624
Charge-offs	—	(2,614)	—	(2,614)
Recoveries	104	—	—	104
Balance, end of period	$11,001	$5,204	$1,259	$17,464

Net Charge-Offs for the Six Months Ended June 30, 2013. Our net loan charge-offs of $3.0 million or 0.36% of average loans on an annualized basis, for the six months ended June 30, 2013, were comprised of charge-offs of $1.2 million on two commercial and industrial loan and $1.9 million on one commercial real estate loan, partially offset by recoveries of $114,000 on three commercial and industrial loans and $22,000 on one commercial real estate loan.

Net Charge-Offs for the Six Months Ended June 30, 2012. Our net loan charge-offs of $2.5 million, or 0.34% of average loans on an annualized basis, for the six months ended June 30, 2012, were comprised of charge-offs of $2.6 million on two commercial real estate loans, partially offset by a recovery of $104,000 on one commercial and industrial loan.

Non-Performing Assets

Non-performing assets consist of non-performing loans, other real estate owned and other repossessed assets. Non-performing loans consist of loans that are on non-accrual status and restructured loans, which are loans on which we have granted a concession on the interest rate or original repayment terms due to financial difficulties of the borrower. OREO of real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures, which are loans for which the borrower has no equity in the collateral at market value and are therefore accounted for as if they had been foreclosed on. We initially record OREO at the lower of carrying value or fair value, less estimated costs to sell the assets. We account for TDRs in accordance with ASC 310, Receivables.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due or the borrower files for federal bankruptcy protection. There were no loans 90 days or more past due and still accruing interest as of June 30, 2013 and December 31, 2012, and there was no interest income recognized on these loans for the six months ended June 30, 2013 and 2012, while these loans were on non-accrual. As of June 30, 2013, impaired loans that were on non-accrual were $20.2 million or 1.17% of total loans, compared to $22.5 million or 1.37% of total loans, as of December 31, 2012.

Once the determination is made that a foreclosure is necessary, the loan is reclassified as “in-substance foreclosure” until a sale date and title to the property is finalized. Once we own the property, it is maintained, marketed, rented and sold to repay the original loan. Historically, foreclosure trends in our loan portfolio have been low due to the seasoning of our portfolio. Any loans that are modified or extended are reviewed for potential classification as a TDR loan. We complete a process that outlines the terms of the modification, the reasons for the proposed modification and documents the current status of the borrower.

We had non-performing assets of $20.5 million, or 0.93% of total assets, as of June 30, 2013, as compared to $22.8 million, or 1.10% of total assets, as of December 31, 2012. The decrease in non-performing assets in 2013 was considered within the assessment of the determination of the allowance for loan losses. As of June 30, 2013, we had one property that was OREO which totaled $290,000, and no loans 90 days or more past due and still accruing interest.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans:
Commercial and industrial	$15,956	$15,825
Commercial real estate	4,371	6,808
Private banking-personal	—	—
Total non-accrual loans, before deferred loan fees	$20,327	$22,633
Net deferred loan fees	(110)	(150)
Total non-accrual loans, net of deferred loan fees	$20,217	$22,483
Other real estate owned	290	290
Total non-performing assets	$20,507	$22,773

Non-performing troubled debt restructured loans (1)	$14,244	$4,210
Performing troubled debt restructured loans	$—	$253
Loans past due 90 days and still accruing	$—	$—
Non-performing loans to total loans	1.17%	1.37%
Allowance for loan losses to non-performing loans	87.59%	79.50%
Non-performing assets to total assets	0.93%	1.10%

(1)	Included in total non-accrual loans, net of deferred loan fees.

Potential Problem Loans

Potential problem loans are those loans that are not categorized as non-performing loans, but where current information indicates that the borrower may not be able to comply with present loan repayment terms. Among other factors, we monitor past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans as we would with other problem loans and consider the effect of any potential loss in determining any provision for probable loan losses. We also assess alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action. The following table presents the age analysis of past due loans segregated by class of loan, as of the dates indicated.

	June 30, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans
Commercial and industrial	$—	$—	$2,278	$2,278	$906,224	$908,502
Commercial real estate	—	—	4,370	4,370	505,331	509,701
Private banking-personal	—	—	—	—	321,417	321,417
Total loans, before deferred loan fees	$—	$—	$6,648	$6,648	$1,732,972	$1,739,620

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans
Commercial and industrial	$—	$—	$3,033	$3,033	$873,410	$876,443
Commercial real estate	—	—	3,780	3,780	470,899	474,679
Private banking-personal	—	—	—	—	296,224	296,224
Total loans, before deferred loan fees	$—	$—	$6,813	$6,813	$1,640,533	$1,647,346

On a monthly basis, we monitor various credit quality indicators for our loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors.

We also monitor the loan portfolio through an internal risk rating system on a periodic basis. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are viewed to have a lower risk of loss than loans that are risk rated as special mention, substandard and doubtful, which are viewed to have an increasing risk of loss. Our internal risk ratings, which are consistent with regulatory guidance, are as follows:

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

•
Doubtful - A doubtful loan has all the weaknesses inherent in a loan categorized as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables present the recorded investment in loans by credit quality indicator, as of the dates indicated. As shown in the tables below, our aggregate special mention, substandard and doubtful loans declined from $54.6 million as of December 31, 2012, to $50.7 million as of June 30, 2013.

	June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,575	$52	$96,503	$98,130
Pass	861,927	505,279	223,584	1,590,790
Special mention	18,674	—	1,227	19,901
Substandard	18,636	4,370	103	23,109
Doubtful	7,690	—	—	7,690
Total loans, before deferred loan fees	$908,502	$509,701	$321,417	$1,739,620

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,238	$119	$100,364	$101,721
Pass	836,948	459,615	194,506	1,491,069
Special mention	9,513	8,137	1,250	18,900
Substandard	28,744	6,808	104	35,656
Total loans, before deferred loan fees	$876,443	$474,679	$296,224	$1,647,346

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and securities held for trading purposes, from time to time. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the statement of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders' equity, within accumulated other comprehensive income (loss). Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are reported at amortized cost.

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

Our investment securities can be classified as either held-to-maturity, available-for-sale or trading. Held-to-maturity securities are carried at amortized cost, while available-for-sale and trading securities are carried at fair value. For available-for-sale investment securities, unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income. As of June 30, 2013 we reported securities in all three categories while as of December 31, 2012, all of our securities were classified as available-for-sale. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

We perform a quarterly review of our investment securities to identify those that may indicate other-than-temporary impairment. Our policy for OTTI is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the investment security's ability to recover any decline in its estimated fair value and whether we intend to sell the investment security or if it is more likely than not that we will be required to sell the investment security prior to its recovery. If the financial markets experience deterioration, charges to income could occur in future periods.

Our available-for-sale securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and trust preferred securities, all with varying contractual maturities. Our held-to-maturity portfolio consists of municipal bonds and our trading portfolio consists of 10-year U.S. Treasury Notes. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of June 30, 2013, was approximately 3 years. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $220.9 million in investment securities available-for-sale as of June 30, 2013, an increase of $29.7 million, or 15.6%, from December 31, 2012. This increase was attributable to our strategy to increase the level of investment securities in an effort to improve earnings and liquidity, while maintaining an acceptable level of interest rate risk.

On a fair value basis, 51.0% of our available-for-sale investment securities as of June 30, 2013, were floating rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2012, floating rate securities comprised of 37.2% of our available-for-sale investment securities.

On a fair value basis, 63.7% of our available-for-sale investment securities as of June 30, 2013, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio comprised of non-agency commercial mortgage-backed securities, corporate bonds and trust preferred securities. As of December 31, 2012, agency securities comprised of 56.9% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $20.3 million and $0 in investment securities held-to-maturity as of June 30, 2013 and December 31, 2012, respectively. The balance of held-to-maturity securities as of June 30, 2013 was comprised entirely of fixed rate municipal bonds. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold our municipal bonds until maturity, and these securities were reported at amortized cost, as of June 30, 2013.

Trading Investment Securities. We held $14.0 million and $0 in investment securities trading as of June 30, 2013 and December 31, 2012, respectively. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the carrying value and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	June 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$57,292	$—	$1,091	$56,201
Trust preferred securities	17,252	—	848	16,404
Non-agency mortgage-backed securities	7,744	—	135	7,609
Agency collateralized mortgage obligations	90,658	1,216	146	91,728
Agency mortgage-backed securities	49,623	228	860	48,991
Total investment securities available-for-sale	$222,569	$1,444	$3,080	$220,933
Investment securities held-to-maturity:
Municipal bonds	20,323	—	744	19,579
Total	$242,892	$1,444	$3,824	$240,512

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$54,206	$417	$720	$53,903
Municipal bonds	19,858	286	26	20,118
Non-agency mortgage-backed securities	7,748	574	—	8,322
Agency collateralized mortgage obligations	54,432	1,436	—	55,868
Agency mortgage-backed securities	52,342	634	—	52,976
Total investment securities available-for-sale	$188,586	$3,347	$746	$191,187

The following tables set forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity investment securities portfolios as of the dates indicated. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$49,695	1.52%	$6,506	3.99%	$—	—%	$56,201	1.82%
Trust preferred securities	—	—%	—	—%	—	—%	16,404	2.09%	16,404	2.09%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	7,609	4.12%	7,609	4.12%
Agency collateralized mortgage obligations	—	—%	—	—%	2,634	0.71%	89,094	0.97%	91,728	0.96%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	48,991	1.57%	48,991	1.57%
Total investment securities available-for-sale	$—		$49,695		$9,140		$162,098		$220,933
Weighted average yield		—%		1.52%		3.10%		1.42%		1.51%
Investment securities held-to-maturity:
Municipal bonds	—	—%	1,009	1.33%	6,590	1.45%	11,980	1.90%	19,579	1.72%
Total	$—		$50,704		$15,730		$174,078		$240,512
Weighted average yield		—%		1.52%		2.41%		1.45%		1.53%

	December 31, 2012
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$48,674	2.32%	$5,229	3.99%	$—	—%	$—	—%	$53,903	2.50%
Municipal bonds	—	—%	2,283	0.74%	17,835	1.92%	—	—%	20,118	1.78%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	8,322	4.13%	8,322	4.13%
Agency collateralized mortgage obligations	—	—%	—	—%	2,872	0.73%	52,996	1.31%	55,868	1.28%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	52,976	1.51%	52,976	1.51%
Total investment securities available-for-sale	$48,674		$7,512		$20,707		$114,294		$191,187
Weighted average yield		2.32%		3.08%		1.75%		1.60%		1.86%

For additional information regarding our investment securities portfolios, see note 2 to our unaudited condensed consolidated financial statements.

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

As of June 30, 2013, we consider more than 90.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

During our initial years of operations, as we were building relationships, we relied more heavily on brokered deposits as the primary component of our overall deposit strategy. As our institution has matured, however, we have developed and enhanced relationships with customers within our primary markets and the amount of non-brokered deposits has grown as a percentage of our total deposits.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013		2012
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$5,809	—%	$4,288	—%
Money market deposit accounts	933,167	0.41%	625,303	0.61%
Time deposits (excluding CDARS®)	489,704	1.01%	467,813	1.36%
CDARS® time deposits	348,720	0.78%	381,252	0.96%
Total interest-bearing deposits	$1,777,400	0.65%	$1,478,656	0.94%
Noninterest-bearing deposits	79,824	—	198,787	—
Total average deposits	$1,857,224	0.62%	$1,677,443	0.83%

Average Deposits for the Three Months Ended June 30, 2013 and 2012. For the three months ended June 30, 2013, our average total deposits were $1.9 billion, representing an increase of $179.8 million, or 10.7%, from the same period in 2012. The deposit growth was driven primarily by increases in money market deposit accounts and time deposit accounts, partially offset by a decrease in noninterest-bearing deposits and CDARS® time deposits. Our average cost of interest-bearing deposits of 0.65%, for the three months ended June 30, 2013, decreased from 0.94%, for the same period in 2012, as a result of lower cost of deposits across all categories. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 52.5% of total average interest-bearing deposits, for the three months ended June 30, 2013, from 42.3% for the same period in 2012. Average time deposits and average CDARS® time deposits decreased to 27.6% and 19.6%, respectively, of total average interest-bearing deposits for the three months ended June 30, 2013, compared to 31.6% and 25.8%, respectively, for the same period in 2012. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. The decrease of $119.0 million or 59.8% in average noninterest-bearing deposits, from $198.8 million for the three months ended June 30, 2012, to $79.8 million, for the same period in 2013, is primarily the result of the December 31, 2012, expiration of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. In connection with the expiration of this program, a majority of our deposits that had benefited from the additional insurance were moved into the Promontory ICS® reciprocal program, which continues to provide these customers with unlimited insurance.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013		2012
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$5,553	0.04%	$4,091	0.05%
Money market deposit accounts	917,916	0.43%	623,676	0.61%
Time deposits (excluding CDARS®)	486,813	1.05%	446,110	1.42%
CDARS® time deposits	351,288	0.82%	390,191	1.02%
Total interest-bearing deposits	$1,761,570	0.68%	$1,464,068	0.97%
Noninterest-bearing deposits	80,581	—	199,614	—
Total average deposits	$1,842,151	0.65%	$1,663,682	0.85%

Average Deposits for the Six Months Ended June 30, 2013 and 2012. For the six months ended June 30, 2013, our average total deposits were $1.8 billion, representing an increase of $178.5 million, or 10.7%, from the same period in 2012. The deposit growth was driven by increases in money market deposit accounts and time deposit accounts, partially offset by a decrease in noninterest-bearing deposits and CDARS® time deposits. Our average cost of interest-bearing deposits of 0.68%, for the six months ended June 30, 2013, decreased from 0.97%, for the same period in 2012, as a result of lower cost of deposits across all categories. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 52.1% of total average interest-bearing deposits, for the six months ended June 30, 2013, from 42.6% for the same period in 2012. Average time deposits and average CDARS® time deposits decreased to 27.6% and 19.9%, respectively, of total average interest-bearing deposits for the six months ended June 30, 2013, compared to 30.5% and 26.7%, respectively, for the same period in 2012. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. The decrease of $119.0 million or 59.6% in average noninterest-bearing deposits, from $199.6 million for the six months ended June 30, 2012, to $80.6 million, for the same period in 2013, is primarily the result of the December 31, 2012, expiration of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Act. In connection with the expiration of this program, a majority of our deposits that had benefited from the additional insurance were moved into the Promontory ICS® reciprocal program, which continues to provide these customers with unlimited insurance.

Borrowings

Deposits are the primary source of funds for our lending and investment activities, as well as general business purposes. As an alternative source of liquidity, we may obtain advances from the FHLB of Pittsburgh, sell investment securities subject to our obligation to repurchase them, purchase Federal funds or engage in overnight borrowings from the FHLB or our correspondent banks. The following table presents certain information with respect to our borrowings, as of June 30, 2013 and December 31, 2012.

	June 30, 2013				December 31, 2012
(Dollars in thousands)	Amount	Rate	Maximum Outstanding at Any Month End	Original Term	Amount	Rate	Maximum Outstanding at Any Month End	Original Term
FHLB borrowings: short-term	$—	—	$—	—	$—	0.23%	$5,000	7 days
FHLB borrowings: long-term	20,000	0.42%	20,000	2 years	20,000	0.42%	20,000	2 years
Total borrowings	$20,000	0.42%	$20,000		$20,000	0.42%	$25,000

Liquidity

We evaluate liquidity both at the parent company level and at the Bank level. Since the Bank represents our only material asset, other than cash, our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and the net proceeds from the sale of our securities. As of June 30, 2013, our primary liquidity needs at the parent company level were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the six months ended June 30, 2013, there were no material parent company obligations, as compared to $627,000 for the same period in 2012. Our parent company's only obligations for the six months ended June 30, 2012, consisted of dividend payments on the Series A and Series B preferred stock that we had issued to the Department of the Treasury in connection with our participation in the Capital Purchase Program. We have funded all parent company obligations through dividends received from the Bank or with the net proceeds from the sale of our securities. We believe that our cash on hand at the parent company level, which was $67.1 million, as of June 30, 2013, coupled with the dividend paying capacity of the Bank, were adequate to fund any foreseeable parent company obligations as of June 30, 2013.

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

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 85.0% and 88.0% as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, we had available liquidity of $628.8 million, or 28.5% of total assets. These sources were comprised of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $328.1 million, or 14.9% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and a correspondent bank line) totaling $300.7 million, or 13.6% of total assets.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Available cash	$135,645	$165,036
Unpledged investment securities	192,426	153,138
Net borrowing capacity	300,681	225,123
Total liquidity	$628,752	$543,297

For the six months ended June 30, 2013, we generated $4.5 million in cash from operating activities, compared to $11.6 million for the same period in 2012. This decrease was primarily the result of an increase in purchase of investment securities trading, net of proceeds from the sale of these securities. Investing activities resulted in a net cash outflow of $161.3 million, for the six months ended June 30, 2013, as compared to a net cash outflow of $177.1 million for the same period in 2012. This decrease was primarily due to purchases of investment securities available-for-sale which totaled $139.9 million, for the six months ended June 30, 2013, compared to $43.9 million for the same period in 2012, partially offset by net growth in loans of $98.7 million for the six months ended June 30, 2013, compared to $152.2 million for the same period in 2012, coupled with proceeds from the sale of investment securities available-for-sale totaling $58.0 million, for the six months ended June 30, 2013, compared to $16.6 million for the same period in 2012. Financing activities resulted in a net inflow of $115.9 million for the six months ended June 30, 2013, compared to a net inflow of $41.6 million for the same period in 2012, primarily as a result of a net growth in deposits of $49.8 million for the six months ended June 30, 2013, compared to net growth of $42.2 million in deposits, for the same period in 2012, coupled with the proceeds from the issuance of common stock of $66.0 million.

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

Shareholders' Equity. Shareholders' equity increased to $287.9 million as of June 30, 2013, compared to $217.7 million as of December 31, 2012. The $70.2 million, or 32.2%, increase during the six months ended June 30, 2013, was attributable to net income of $6.7 million, common stock proceeds of $66.0 million, the impact of $365,000 in stock-based compensation and $100,000 stock options exercised, partially offset by a decrease of $3.0 million in accumulated other comprehensive income.

Regulatory Capital. As of June 30, 2013 and December 31, 2012, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as “well capitalized” for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain categorized as “well capitalized” under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	June 30, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$307,110	14.52%	N/A	N/A	N/A	N/A
Bank	$240,352	11.36%	$169,244	8.00%	$211,555	10.00%
Tier 1 risk-based capital ratio
Company	$288,964	13.66%	N/A	N/A	N/A	N/A
Bank	$222,206	10.50%	$84,622	4.00%	$126,933	6.00%
Tier 1 leverage ratio
Company	$288,964	13.35%	N/A	N/A	N/A	N/A
Bank	$222,206	10.27%	$173,168	8.00%	$173,168	8.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$234,370	11.88%	N/A	N/A	N/A	N/A
Bank	$233,723	11.84%	$157,875	8.00%	$197,344	10.00%
Tier 1 risk-based capital ratio
Company	$216,053	10.95%	N/A	N/A	N/A	N/A
Bank	$215,406	10.92%	$78,937	4.00%	$118,406	6.00%
Tier 1 leverage ratio
Company	$216,053	10.35%	N/A	N/A	N/A	N/A
Bank	$215,406	10.31%	$167,070	8.00%	$167,070	8.00%

Contractual Obligations and Commitments

The following tables present significant fixed and determinable contractual obligations of principal that may require future cash payments as of the dates indicated.

	June 30, 2013
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,040,485	$—	$—	$—	$1,040,485
Certificates and other time deposits	721,981	110,684	—	—	832,665
Borrowings	—	20,000	—	—	20,000
Operating leases	1,537	2,541	2,147	2,551	8,776
Total contractual obligations	$1,764,003	$133,225	$2,147	$2,551	$1,901,926

	December 31, 2012
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$998,322	$—	$—	$—	$998,322
Certificates and other time deposits	618,898	206,159	—	—	825,057
Borrowings	—	20,000	—	—	20,000
Operating leases	1,510	2,709	2,272	3,029	9,520
Total contractual obligations	$1,618,730	$228,868	$2,272	$3,029	$1,852,899

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

	June 30, 2013
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$271,594	$112,900	$78,731	$135,077	598,302
Standby letters of credit	14,199	38,367	21,119	10,448	84,133
Total off-balance sheet arrangements	$285,793	$151,267	$99,850	$145,525	$682,435

	December 31, 2012
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$224,410	$126,339	$158,819	$13,149	522,717
Standby letters of credit	14,777	17,322	58,719	—	90,818
Total off-balance sheet arrangements	$239,187	$143,661	$217,538	$13,149	$613,535

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

In our view, all three measures also have specific benefits and shortcomings. Net interest income (“NII”) simulation explicitly measures exposure to earnings from changes in market rates of interest but does not provide a long-term view. Economic value of equity (“EVE”) helps identify changes in optionality and price over a longer term horizon but its liquidation perspective does not convey the earnings-based measures that are typically the focus of managing and valuing a going concern. Gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to re-pricing over a period of time but only captures a single rate environment. Reviewing these various measures collectively helps management obtain a comprehensive view of our interest risk rate profile.

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

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$8,808	14.48%	-20.00%	$10,655	17.74%
+200	$5,126	8.43%	-15.00%	$6,233	10.38%
+100	$1,950	3.21%	-10.00%	$2,471	4.11%
–100	$1,812	2.98%	-10.00%	$1,908	3.18%

Economic value of equity:
+300	$(28,785)	(9.58)%	+/-30.00%	$(13,315)	(5.99)%
+200	$(20,423)	(6.80)%	+/-20.00%	$(8,817)	(3.96)%
+100	$(10,912)	(3.63)%	+/-10.00%	$(3,803)	(1.71)%
–100	$7,934	2.64%	+/-10.00%	$5,940	2.67%

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

	Interest Rate Sensitivity Period
	June 30, 2013
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$147,245	$—	$—	$—	$—	$—	$—	$147,245
Federal funds sold	11,644	—	—	—	—	—	—	11,644
Total investment securities	97,826	22,066	14,948	35,946	21,615	60,589	2,314	255,304
Total loans	1,383,145	19,453	31,508	204,056	68,543	11,719	16,141	1,734,565
Other assets	—	—	—	—	—	—	55,052	55,052
Total assets	$1,639,860	$41,519	$46,456	$240,002	$90,158	$72,308	$73,507	$2,203,810

Liabilities:
Transaction accounts	$954,462	$—	$—	$—	$—	$—	$86,023	$1,040,485
Certificates of deposit	270,926	136,204	314,851	110,684	—	—	—	832,665
Long-term borrowings	—	—	—	20,000	—	—	—	20,000
Other liabilities	—	—	—	—	—	—	22,747	22,747
Total liabilities	1,225,388	136,204	314,851	130,684	—	—	108,770	1,915,897

Equity	—	—	—	—	—	—	287,913	287,913

Total liabilities and equity	$1,225,388	$136,204	$314,851	$130,684	$—	$—	$396,683	$2,203,810

Interest rate sensitivity gap	$414,472	$(94,685)	$(268,395)	$109,318	$90,158	$72,308	$(323,176)
Cumulative interest rate sensitivity gap	$414,472	$319,787	$51,392	$160,710	$250,868	$323,176
Cumulative interest rate sensitive assets to rate sensitive liabilities	133.8%	123.5%	103.1%	108.9%	113.9%	117.9%	115.0%
Cumulative gap to total assets	18.8%	14.5%	2.3%	7.3%	11.4%	14.7%

	Interest Rate Sensitivity Period
	December 31, 2012
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$192,055	$—	$—	$—	$—	$—	$—	$192,055
Federal funds sold	7,026	—	—	—	—	—	—	7,026
Total investment securities	57,781	30,343	50,501	5,353	4,229	36,852	6,128	191,187
Total loans	1,241,895	23,259	38,245	254,629	72,860	(464)	11,204	1,641,628
Other assets	—	—	—	—	—	—	41,233	41,233
Total assets	$1,498,757	$53,602	$88,746	$259,982	$77,089	$36,388	$58,565	$2,073,129

Liabilities:
Transaction accounts	$897,927	$—	$—	$—	$—	$—	$100,395	$998,322
Certificates of deposit	148,287	96,053	374,558	206,159	—	—	—	825,057
Long-term borrowings	—	—	—	20,000	—	—	—	20,000
Other Liabilities	—	—	—	—	—	—	12,026	12,026
Total liabilities	1,046,214	96,053	374,558	226,159	—	—	112,421	1,855,405

Equity	—	—	—	—	—	—	217,724	217,724

Total liabilities and equity	$1,046,214	$96,053	$374,558	$226,159	$—	$—	$330,145	$2,073,129

Interest rate sensitivity gap	$452,543	$(42,451)	$(285,812)	$33,823	$77,089	$36,388	$(271,580)
Cumulative interest rate sensitivity gap	$452,543	$410,092	$124,280	$158,103	$235,192	$271,580
Cumulative interest rate sensitive assets to rate sensitive liabilities	143.3%	135.9%	108.2%	109.1%	113.5%	115.6%	111.7%
Cumulative gap to total assets	21.8%	19.8%	6.0%	7.6%	11.3%	13.1%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 103.1% as of June 30, 2013, as compared to 108.2% as of December 31, 2012, as the growth in our deposits during this period was primarily driven by growth in money market deposits.

Various loans across our portfolio have floating rate index floors. As of June 30, 2013 and December 31, 2012, there were $202.9 million and $241.5 million, respectively, in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of these amounts, $123.0 million and $110.4 million, respectively, have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating rate loans given a 100 basis point upward shock in interest rates. The remaining $79.9 million and $131.1 million, respectively, have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed rate loans given a 100 basis point upward shock in interest rates.

Additionally, in all of these analyses (NII, EVE and gap), we use what we believe is a conservative treatment of non-maturity, interest-bearing deposits. In our gap analysis, the allocation of non-maturity, interest-bearing deposits is fully reflected in the less than 90 days maturity category. The allocation of non-maturity, noninterest-bearing deposits is fully reflected in the non-sensitive category. In taking this approach, we provide ourselves with no benefit from a potential time-lag in the rate increase of our non-maturity, interest-bearing deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended June 30, 2013, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management's expectations. Any of the risks described in our Quarterly Report on Form 10-Q for the period ended March 31, 2013, or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: August 13, 2013

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.