Form 10-Q
period 2013-09-30
TriState Capital Holdings, Inc.
filed 2013-11-07
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2013

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

As of October 31, 2013, there were 28,690,279 shares of the registrant's common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	September 30, 2013	December 31, 2012

ASSETS

Cash	$889	$999
Interest-earning deposits with other institutions	135,340	192,055
Federal funds sold	3,612	7,026
Cash and cash equivalents	139,841	200,080
Investment securities available-for-sale, at fair value (cost: $216,277 and $188,586, respectively)	214,113	191,187
Investment securities held-to-maturity, at cost (fair value: $24,687 and $0, respectively)	25,293	—
Total investment securities	239,406	191,187
Loans held-for-investment	1,766,504	1,641,628
Allowance for loan losses	(18,281)	(17,874)
Loans receivable, net	1,748,223	1,623,754
Accrued interest receivable	5,708	5,340
Federal Home Loan Bank stock	2,336	2,426
Office properties and equipment, net	4,230	4,317
Prepaid FDIC insurance expense	—	7,843
Bank owned life insurance	41,559	20,886
Deferred tax asset	8,654	6,841
Prepaid expenses and other assets	10,940	10,455
Total assets	$2,200,897	$2,073,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$1,878,694	$1,823,379
Borrowings	20,000	20,000
Accrued interest payable on deposits and borrowings	568	809
Other accrued expenses and other liabilities	12,569	11,217
Total liabilities	1,911,831	1,855,405

Shareholders’ Equity:
Preferred stock, 150,000 shares authorized:
Series C, no par value; 0 shares authorized, issued and outstanding, and 48,780 shares authorized, issued and outstanding, respectively	—	46,011
Common stock, no par value; 45,000,000 shares authorized; 28,690,279 shares issued and outstanding, and 17,444,730 shares issued and outstanding, respectively	280,531	168,351
Additional paid-in capital	8,308	7,871
Retained earnings (accumulated deficit)	1,877	(6,180)
Accumulated other comprehensive income (loss), net	(1,650)	1,671
Total shareholders’ equity	289,066	217,724

Total liabilities and shareholders’ equity	$2,200,897	$2,073,129

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012

Interest income:
Loans	$17,252	$17,197	$50,807	$49,728
Investments	1,002	812	2,709	2,293
Interest-earning deposits	130	137	450	406
Total interest income	18,384	18,146	53,966	52,427

Interest expense:
Deposits	2,591	3,325	8,502	10,360
Borrowings	21	2	64	2
Total interest expense	2,612	3,327	8,566	10,362
Net interest income before provision for loan losses	15,772	14,819	45,400	42,065
Provision for loan losses	4,911	1,537	7,714	5,161
Net interest income after provision for loan losses	10,861	13,282	37,686	36,904
Non-interest income
Service charges	120	123	356	322
Net gain on the sale of investment securities available-for-sale	—	99	784	1,114
Swap fees	163	61	538	774
Commitment and other fees	506	881	1,561	2,103
Other income	329	381	971	766
Total non-interest income	1,118	1,545	4,210	5,079
Non-interest expense
Compensation and employee benefits	5,904	6,333	18,446	17,911
Premises and occupancy costs	777	758	2,331	2,059
Professional fees	678	811	2,073	2,184
FDIC insurance expense	375	343	1,062	1,032
State capital shares tax	368	321	1,025	945
Travel and entertainment expense	447	282	1,106	881
Data processing expense	203	190	582	622
Other operating expenses	1,264	956	2,979	2,374
Total non-interest expense	10,016	9,994	29,604	28,008
Income before tax	$1,963	$4,833	$12,292	$13,975
Income tax expense	633	1,881	4,235	5,259
Net income	$1,330	$2,952	$8,057	$8,716
Preferred stock dividends and discount amortization on Series A and B	—	760	—	1,525
Net income available to common shareholders	$1,330	$2,192	$8,057	$7,191

Earnings per common share:
Basic	$0.05	$0.11	$0.31	$0.39
Diluted	$0.05	$0.11	$0.31	$0.39

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012

Net income	$1,330	$2,952	$8,057	$8,716

Other comprehensive income (loss):

Increase (decrease) in unrealized holding gains (losses) net of tax of $182, ($668), $1,567 and ($1,251), respectively	(328)	1,057	(2,817)	2,183

Reclassification adjustment for gains included in net income, net of tax of $0, $35, $280 and $398, respectively	—	(64)	(504)	(716)

Other comprehensive income (loss)	$(328)	$993	$(3,321)	$1,467

Total comprehensive income	$1,002	$3,945	$4,736	$10,183

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A and B)	Preferred Stock (Series C)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, December 31, 2011	$23,708	$—	$168,351	$6,982	$(15,327)	$738	$184,452
Net income	—	—	—	—	8,716	—	8,716
Other comprehensive income	—	—	—	—	—	1,467	1,467
Issuance of preferred stock (net of offering costs of $3,989)	—	46,011	—	—	—	—	46,011
Retirement of preferred stock	(24,150)	—	—	—	—	—	(24,150)
Preferred stock dividend	—	—	—	—	(1,083)	—	(1,083)
Amortization of discount on preferred stock, series A	592	—	—	—	(592)	—	—
Accretion of premium on preferred stock, series B	(150)	—	—	—	150	—	—
Stock-based compensation expense	—	—	—	677	—	—	677
Balance, September 30, 2012	$—	$46,011	$168,351	$7,659	$(8,136)	$2,205	$216,090

Balance, December 31, 2012	$—	$46,011	$168,351	$7,871	$(6,180)	$1,671	$217,724
Net income	—	—	—	—	8,057	—	8,057
Other comprehensive loss	—	—	—	—	—	(3,321)	(3,321)
Issuance of common stock (net of offering costs and discounts of $7,093)	—	—	65,990	—	—	—	65,990
Conversion of preferred stock to common stock	—	(46,011)	46,011	—	—	—	—
Exercise of stock options	—	—	179	(54)	—	—	125
Stock-based compensation expense	—	—	—	491	—	—	491
Balance, September 30, 2013	$—	$—	$280,531	$8,308	$1,877	$(1,650)	$289,066

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Cash Flows from Operating Activities:
Net income	$8,057	$8,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	780	631
Provision for loan losses	7,714	5,161
Net decrease in prepaid FDIC insurance expense	7,843	949
Compensation expense related to stock options and restricted stock	491	677
Net gain on the sale of investment securities available-for-sale	(784)	(1,114)
Income from investment securities trading	(120)	(458)
Purchase of investment securities trading	(77,244)	(84,290)
Proceeds from the sale of investment securities trading	77,378	84,749
Net amortization of premiums and discounts	1,697	1,549
Increase in accrued interest receivable	(368)	(1,388)
Decrease in accrued interest payable	(241)	(395)
Bank owned life insurance income	(673)	(352)
Decrease in income taxes payable	(106)	(1,614)
Increase in prepaid income taxes	(3,193)	—
Deferred tax benefit	—	(152)
Other, net	4,202	3,983
Net cash provided by operating activities	25,433	16,652
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(150,318)	(65,883)
Purchase of investment securities held-to-maturity	(5,000)	—
Proceeds from the sale of investment securities available-for-sale	58,038	19,748
Principal repayments and maturities of investment securities available-for-sale	42,965	15,541
Purchase of bank owned life insurance	(20,000)	(10,000)
Net redemption (purchase) of Federal Home Loan Bank stock	90	(1,076)
Net increase in loans held-for-investment	(93,877)	(213,612)
Purchase of loans held-for-investment	(41,146)	—
Proceeds from loan sales	2,839	2,557
Additions to office properties and equipment	(693)	(917)
Net cash used in investing activities	(207,102)	(253,642)
Cash Flows from Financing Activities:
Net increase in deposit accounts	55,315	132,762
Increase in FHLB advances	—	25,000
Net proceeds from issuance of preferred stock	—	46,011
Net proceeds from issuance of common stock	65,990	—
Net proceeds from exercise of stock options	125	—
Retirement of preferred stock	—	(24,150)
Dividends paid on preferred stock	—	(1,083)
Net cash provided by financing activities	121,430	178,540
Net change in cash and cash equivalents during the period	(60,239)	(58,450)
Cash and cash equivalents at beginning of the period	200,080	235,464
Cash and cash equivalents at end of the period	$139,841	$177,014

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$8,807	$10,757
Income taxes	$7,495	$6,199
Non-cash activity:
Loan foreclosures and repossessions	$—	$322
Transfer of investment securities available-for-sale to held-to-maturity	$20,335	$—
Conversion of preferred stock to common stock	$46,011	$—

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of September 30, 2013. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio. Management has developed a methodology that is applied to each of the three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking-personal loans. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine (9) risk factors and each risk factor is assigned a reserve level, based on management's judgment as to the probable impact of each risk factor on each loan portfolio. The impact of each risk factor is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains and the non-credit component of losses on the Company’s investment securities available-for-sale are included in accumulated other comprehensive income (loss), net of applicable income taxes. Also included in accumulated other comprehensive income (loss) is the remaining unamortized balance of the unrealized holding gains (non-credit losses), net of applicable income taxes, that existed on the transfer date for investment securities transferred into the held-to-maturity category from the available-for-sale category.

RECENT ACCOUNTING DEVELOPMENTS

In August 2013, the FASB issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." This ASU permits the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate), in addition to the U.S. government rate (UST) and London Interbank Offered Rate (LIBOR), as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging. This ASU has no new transition or recurring disclosures. All entities may apply the ASU prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 clarifies the requirements for the reporting of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, companies must disclose the effect of the reclassification on each affected statement of income line item. For all other reclassifications, companies must cross reference to other required U.S. GAAP disclosures. This standards update is effective for the first interim period beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not materially impact the Company's financial statements given that the only reclassifications out of other comprehensive income for the nine months ended September 30, 2013, relate to sales of available-for-sale investment securities, where gains/losses are recognized in non-interest income.

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

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,962	$97	$676	$56,383
Trust preferred securities	17,284	—	1,373	15,911
Non-agency mortgage-backed securities	7,742	29	21	7,750
Agency collateralized mortgage obligations	85,868	875	672	86,071
Agency mortgage-backed securities	48,421	283	706	47,998
Total investment securities available-for-sale	$216,277	$1,284	$3,448	$214,113
Investment securities held-to-maturity:
Corporate bonds	$5,000	$130	$—	$5,130
Municipal bonds	20,293	—	736	19,557
Total investment securities held-to-maturity	$25,293	$130	$736	$24,687
Total	$241,570	$1,414	$4,184	$238,800

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$54,206	$417	$720	$53,903
Municipal bonds	19,858	286	26	20,118
Non-agency mortgage-backed securities	7,748	574	—	8,322
Agency collateralized mortgage obligations	54,432	1,436	—	55,868
Agency mortgage-backed securities	52,342	634	—	52,976
Total investment securities available-for-sale	$188,586	$3,347	$746	$191,187

As of September 30, 2013, investment securities held-to-maturity include municipal bonds reclassified from available-for-sale to held-to-maturity, in the second quarter of 2013, as well as a new security purchased in the third quarter of 2013.

As of September 30, 2013, the contractual maturities of the debt securities are:

	September 30, 2013
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	50,053	49,867	6,030	6,142
Due from five to ten years	9,344	9,005	7,226	7,022
Due after ten years	156,880	155,241	12,037	11,523
Total	$216,277	$214,113	$25,293	$24,687

Included in the $155.2 million fair value of investment securities available-for-sale with a contractual maturity due after ten years as of September 30, 2013, are $104.9 million or 67.6% in floating rate securities.

Prepayments may shorten the lives of the collateralized mortgage obligations and mortgage-backed securities.

Proceeds from the sale of investment securities available-for-sale during the three months ended September 30, 2013 and 2012, were $0 and $3.1 million, respectively. Gross gains of $0 and $0.1 million were realized on these sales and reclassified out of accumulated other comprehensive income during the three months ended September 30, 2013 and 2012, respectively. There were no realized losses, during the three months ended September 30, 2013 and 2012, on investment securities available-for-sale.

Proceeds from the sale of investment securities available-for-sale during the nine months ended September 30, 2013 and 2012, were $58.0 million and $19.7 million, respectively. Gross gains of $0.8 million and $1.1 million were realized on these sales and reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2013 and 2012, respectively. There were no realized losses, during the nine months ended September 30, 2013 and 2012, on investment securities available-for-sale.

Investment securities available-for-sale of $29.2 million, as of September 30, 2013, are available as collateral for borrowings at the FHLB.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$32,233	$412	$2,936	$264	$35,169	$676
Trust preferred securities	15,911	1,373	—	—	15,911	1,373
Non-agency mortgage-backed securities	4,360	21	—	—	4,360	21
Agency collateralized mortgage obligations	55,706	672	—	—	55,706	672
Agency mortgage-backed securities	22,903	706	—	—	22,903	706
Total investment securities available-for-sale	$131,113	$3,184	$2,936	$264	$134,049	$3,448
Investment securities held-to-maturity:
Municipal bonds	19,557	736	—	—	19,557	736
Total investment securities held-to-maturity	$19,557	$736	$—	$—	$19,557	$736
Total temporarily impaired securities	$150,670	$3,920	$2,936	$264	$153,606	$4,184

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$2,513	$720	$—	$—	$2,513	$720
Municipal bonds	4,653	26	—	—	4,653	26
Non-agency mortgage-backed securities	—	—	—	—	—	—
Agency collateralized mortgage obligations	—	—	—	—	—	—
Agency mortgage-backed securities	—	—	—	—	—	—
Total temporarily impaired securities	$7,166	$746	$—	$—	$7,166	$746

The change in the fair values of our municipal bonds and fixed rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, trust preferred securities and non-agency mortgage-backed securities, management reviews the underlying issuer, related credit rating and underlying financial performance through a review of publicly available financial statements. The Company does not intend to sell and it is not likely that it will be required to sell any of the securities, referenced in the table above, in an unrealized loss position before recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 37 positions, aggregating to $3.4 million, that were temporarily impaired as of September 30, 2013, and four positions, aggregating to $0.7 million, that were temporarily impaired as of December 31, 2012. Within the held-to-maturity portfolio, there were 24 positions, aggregating to $0.7 million, that were temporarily impaired as of September 30, 2013.

There were no investment securities classified as trading securities outstanding as of September 30, 2013 and December 31, 2012.

Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the three months ended September 30, 2013 and 2012, were $28.3 million and $39.9 million, respectively. Income on investment securities trading during the three months ended September 30, 2013 was $4,000, compared to $0.2 million during the three months ended September 30, 2012.

Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the nine months ended September 30, 2013 and 2012, were $77.4 million and $84.7 million, respectively. Income on investment securities trading during the nine months ended September 30, 2013 and 2012 was $0.1 million and $0.5 million, respectively.

[3] LOANS RECEIVABLE, NET

Loans receivable is comprised of the following:

	September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total

Loans held-for-investment, before deferred fees	$882,459	$521,606	$367,387	$1,771,452
Less: net deferred loan (fees) costs	(3,914)	(1,396)	362	(4,948)
Loans held-for-investment, net of deferred fees	$878,545	$520,210	$367,749	$1,766,504
Less: allowance for loan losses	(12,949)	(4,476)	(856)	(18,281)
Loans receivable, net	$865,596	$515,734	$366,893	$1,748,223

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total

Loans held-for-investment, before deferred fees	$876,443	$474,679	$296,224	$1,647,346
Less: net deferred loan (fees) costs	(4,450)	(1,471)	203	(5,718)
Loans held-for-investment, net of deferred fees	$871,993	$473,208	$296,427	$1,641,628
Less: allowance for loan losses	(11,319)	(5,252)	(1,303)	(17,874)
Loans receivable, net	$860,674	$467,956	$295,124	$1,623,754

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including letters of credit, as of September 30, 2013 and December 31, 2012, was $725.8 million and $613.5 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of September 30, 2013, are as follows: $328.5 million in one year or less; $160.9 million in one to three years; and $236.5 million in greater than three years. The reserve for losses on unfunded commitments was $0.5 million and $0.4 million, as of September 30, 2013 and December 31, 2012, respectively, which includes reserves for probable losses on unfunded loan commitments, including letters of credit, and also risk participations.

As of September 30, 2013 and December 31, 2012, the Company had loans in the process of origination totaling approximately $51.8 million and $46.2 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to standby letters of credit as of September 30, 2013, included in the total listed above, is $88.6 million of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of September 30, 2013, $18.7 million (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the three and nine months ended September 30, 2013, there was one standby letter of credit drawn for $117,000 which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit is included in the reserve for losses on unfunded commitments.

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

[4] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios, commercial and industrial (“C&I”), commercial real estate (“CRE”) and private banking-personal. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Please refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

The following discusses key characteristics and risks within each primary loan portfolio:

C&I – This loan portfolio includes primarily loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans, except for our commercial loans that are secured by cash and marketable securities.

The industry of the borrower is an important indicator of risk, but there are also more specific risks depending on the condition of the local/regional economy. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. Any C&I loan collateralized by cash and marketable securities are treated the same as private banking-personal loans for purposes of the allowance for loan loss calculation.

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

The underlying purpose/collateral of the loans is an important indicator of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as condition the local/regional economy and the business performance, if the project is not owner occupied, as well as the type of project and the experience and resources of the developer.

Private Banking-Personal – Our private banking-personal lending activities are conducted on a national basis. This loan portfolio includes primarily loans made to high-net-worth individuals and/or trusts that may be secured by cash, marketable securities, residential property or other financial assets, as well as unsecured loans and lines of credit. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The underlying collateral is the most important indicator of risk for this loan portfolio. In addition, the condition of the local economy and the local housing market can also have a significant impact on this portfolio, since low demand and/or declining home values can limit the ability of borrowers to sell a property and satisfy the debt.

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

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure that exceeds $0.25 million and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $0.5 million are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking-personal loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 7.6% of the total loan portfolio, as of September 30, 2013. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the Bank has a 1st or 2nd lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,730	$481	$132,854	$135,065
Pass	827,015	515,363	233,574	1,575,952
Special mention	23,539	—	1,218	24,757
Substandard	18,620	4,366	103	23,089
Doubtful	7,641	—	—	7,641
Total loans	$878,545	$520,210	$367,749	$1,766,504

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,242	$120	$100,611	$101,973
Pass	832,750	458,143	194,461	1,485,354
Special mention	9,442	8,142	1,251	18,835
Substandard	28,559	6,803	104	35,466
Total loans	$871,993	$473,208	$296,427	$1,641,628

Changes in the allowance for loan losses are as follows for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$12,656	$3,735	$1,317	$17,708
Provision for loan losses	4,632	740	(461)	4,911
Charge-offs	(4,339)	—	—	(4,339)
Recoveries	—	1	—	1
Balance, end of period	$12,949	$4,476	$856	$18,281

	Three Months Ended September 30, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$11,001	$5,204	$1,259	$17,464
Provision for loan losses	845	524	168	1,537
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$11,846	$5,728	$1,427	$19,001

Charge-offs of $4.3 million for the three months ended September 30, 2013, represent one C&I loan, which was partially offset by recoveries on one CRE loan of $1,000. There were no charge-offs for the three months ended September 30, 2012, and no recoveries for the three months ended September 30, 2012.

Changes in the allowance for loan losses are as follows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$11,319	$5,252	$1,303	$17,874
Provision for loan losses	7,024	1,137	(447)	7,714
Charge-offs	(5,508)	(1,936)	—	(7,444)
Recoveries	114	23	—	137
Balance, end of period	$12,949	$4,476	$856	$18,281

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$8,899	$6,580	$871	$16,350
Provision for loan losses	2,843	1,762	556	5,161
Charge-offs	—	(2,614)	—	(2,614)
Recoveries	104	—	—	104
Balance, end of period	$11,846	$5,728	$1,427	$19,001

Charge-offs of $7.4 million for the nine months ended September 30, 2013, included three C&I loans and one CRE loan, which were partially offset by recoveries on three C&I loans and two CRE loans of $0.1 million. Charge-offs of $2.6 million for the nine months ended September 30, 2012, included two CRE loans, which were partially offset by recoveries on one C&I loan of $0.1 million.

The following tables present the age analysis of past due loans segregated by class of loan:

	September 30, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$1,170	$—	$2,079	$3,249	$875,296	$878,545
Commercial real estate	—	—	4,366	4,366	515,844	520,210
Private banking-personal	—	—	—	—	367,749	367,749
Total loans	$1,170	$—	$6,445	$7,615	$1,758,889	$1,766,504

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$3,033	$3,033	$868,960	$871,993
Commercial real estate	—	—	3,780	3,780	469,428	473,208
Private banking-personal	—	—	—	—	296,427	296,427
Total loans	$—	$—	$6,813	$6,813	$1,634,815	$1,641,628

Non-Performing and Impaired Loans

Management monitors the delinquency status of the loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that a material deterioration in the borrower’s financial condition exists. The risk of loss is generally highest for non-performing loans.

Management determines loans to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all interest and principal payments due according to the original contractual terms of the loan agreement or if a loan is classified as a troubled debt restructuring. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy on evaluating loans for impairment and interest income.

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Nine Months Ended September 30, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial and industrial	$16,403	$24,267	$5,508	$13,480	$—
Commercial real estate	—	—	—	—	—
Private banking-personal	—	—	—	—	—
Total with a related allowance recorded	$16,403	$24,267	$5,508	$13,480	$—
Without a related allowance recorded:
Commercial and industrial	$1,311	$2,522	$—	$1,562	$—
Commercial real estate	4,366	10,573	—	4,395	—
Private banking-personal	—	—	—	—	—
Total without a related allowance recorded	$5,677	$13,095	$—	$5,957	$—
Total:
Commercial and industrial	$17,714	$26,789	$5,508	$15,042	$—
Commercial real estate	4,366	10,573	—	4,395	—
Private banking-personal	—	—	—	—	—
Total	$22,080	$37,362	$5,508	$19,437	$—

	As of and for the Twelve Months Ended December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded:
Commercial and industrial	$7,036	$7,402	$3,156	$7,129	$—
Commercial real estate	2,375	2,375	1,278	2,444	—
Private banking-personal	—	—	—	—	—
Total with a related allowance recorded	$9,411	$9,777	$4,434	$9,573	$—
Without a related allowance recorded:
Commercial and industrial	$8,644	$11,839	$—	$11,577	$—
Commercial real estate	4,428	10,630	—	4,483	—
Private banking-personal	—	—	—	—	—
Total without a related allowance recorded	$13,072	$22,469	$—	$16,060	$—
Total:
Commercial and industrial	$15,680	$19,241	$3,156	$18,706	$—
Commercial real estate	6,803	13,005	1,278	6,927	—
Private banking-personal	—	—	—	—	—
Total	$22,483	$32,246	$4,434	$25,633	$—

Impaired loans as of September 30, 2013 and December 31, 2012, were $22.1 million and $22.5 million, respectively. There was no interest income recognized on these loans for the nine months ended September 30, 2013 and the twelve months ended December 31, 2012, while these loans were on non-accrual status. As of September 30, 2013 and December 31, 2012, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses, based on a discounted cash flow method, for non-collateral dependent loans. Based on those evaluations, as of September 30, 2013, there was a specific reserve established totaling $5.5 million, which is included in the $18.3 million allowance for loan losses. The specific reserve as of September 30, 2013, includes a $1.4 million specific reserve recorded on our largest non-performing loan, which represented approximately 34.6% of total impaired loans as of September 30, 2013. Also included in impaired loans are two C&I loans and two CRE loans with a combined balance of $5.7 million as of September 30, 2013, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

As of December 31, 2012, there was a specific reserve established totaling $4.4 million, which is included in the $17.9 million allowance for loan losses. Also included in impaired loans are two C&I loans and two CRE loans with a combined balance of $13.1 million as of December 31, 2012, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Allowance for loan losses:
Individually evaluated for impairment	$5,508	$—	$—	$5,508
Collectively evaluated for impairment	7,441	4,476	856	12,773
Total allowance for loan losses	$12,949	$4,476	$856	$18,281
Portfolio loans:
Individually evaluated for impairment	$17,714	$4,366	$—	$22,080
Collectively evaluated for impairment	860,831	515,844	367,749	1,744,424
Total portfolio loans	$878,545	$520,210	$367,749	$1,766,504

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,156	$1,278	$—	$4,434
Collectively evaluated for impairment	8,163	3,974	1,303	13,440
Total allowance for loan losses	$11,319	$5,252	$1,303	$17,874
Portfolio loans:
Individually evaluated for impairment	$15,680	$6,803	$—	$22,483
Collectively evaluated for impairment	856,313	466,405	296,427	1,619,145
Total portfolio loans	$871,993	$473,208	$296,427	$1,641,628

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans classified as troubled debt restructurings:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$530	$253
Non-accrual	13,422	4,210
Total troubled debt restructurings	$13,952	$4,463

Of the non-accrual loans as of September 30, 2013, four C&I loans and one CRE loan were classified by the Company as TDRs. There was one C&I loan that was still accruing interest and classified by the Company as a TDRs as of September 30, 2013. The aggregate recorded investment of these loans was $14.0 million. There was $0.7 million of unused commitments on these loans as of September 30, 2013, of which $0.2 million was related to an accruing TDR.

Of the non-accrual loans as of December 31, 2012, two C&I loans and one CRE loan were classified by the Company as TDRs. There was also one CRE loan that was still accruing interest and classified by the Company as a performing TDR as of December 31, 2012. The aggregate net carrying value of these loans is $4.5 million. There was $0.9 million of unused commitments on these loans as of December 31, 2012.

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. We generally do not forgive principal when restructuring loans. There were no payment defaults, during the three months ended September 30, 2013 and 2012, for loans modified as TDRs within twelve months of the corresponding balance sheet dates. There were no modifications made during the three months ended September 30, 2013 and 2012.

There were no payment defaults, during the nine months ended September 30, 2013 and 2012, for loans modified as TDRs within twelve months of the corresponding balance sheet dates. The financial effects of our modifications made during the nine months ended September 30, 2013 and 2012, are as follows:

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extension of term	1	$2,691	$2,577	$1,100	$1,100
Advanced additional funds	2	6,957	8,170	2,000	1,357
Total	3	$9,648	$10,747	$3,100	$2,457

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extension of term	1	$2,848	$2,776	$1,000	$1,000
Commercial real estate:
Extension of term	1	714	681	—	—
Total	2	$3,562	$3,457	$1,000	$1,000

Other Real Estate Owned

As of September 30, 2013 and December 31, 2012, the balance of the Other Real Estate Owned portfolio was $0.3 million and $0.3 million, respectively.

[5] DEPOSITS

	Interest Rate as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	September 30, 2013	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$113,313	$100,395
Interest-bearing checking accounts	0.00 to 0.18%	0.06%	0.06%	6,243	7,043
Money market deposit accounts	0.05 to 0.80%	0.38%	0.47%	934,906	890,884
Total demand and savings accounts				$1,054,462	$998,322
Time deposits	0.05 to 5.21%	0.75%	1.03%	824,232	825,057
Total deposit balance				$1,878,694	$1,823,379
Average rate paid on interest-bearing accounts		0.55%	0.74%

As of September 30, 2013 and December 31, 2012, the Bank had total brokered deposits of $724.9 million and $717.8 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) totaling $430.0 million and $456.2 million as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $385.3 million and $380.1 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

	September 30, 2013	December 31, 2012
(Dollars in thousands)
12 months or less	$678,338	$618,898
12 months to 24 months	140,168	167,288
24 months to 36 months	5,726	38,871
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$824,232	$825,057

Interest expense on deposits is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest-bearing checking accounts	$1	$1	$3	$2
Money market deposit accounts	899	1,049	2,834	2,944
Time deposits	1,691	2,275	5,665	7,414
Total interest expense on deposits	$2,591	$3,325	$8,502	$10,360

[6] BORROWINGS

As of September 30, 2013 and December 31, 2012, borrowings were comprised of the following:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowing	0.42%	$20,000	9/25/2014	0.42%	$20,000	9/25/2014
Total		$20,000			$20,000

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of September 30, 2013, the full amount of these established lines were available to the Bank.

The Bank has borrowing capacity with the FHLB. The borrowing capacity is based on the collateral value of certain securities and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of September 30, 2013, the Bank’s borrowing capacity is based on the information provided in the June 30, 2013, QCR filing. As of September 30, 2013, the Bank had agency bond collateral with a fair value of $29.1 million, combined with pledged loans of $456.3 million, for a total borrowing capacity of $326.2 million, net of $20.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2012, there was $20.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2013, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$309,255	14.51%	N/A	N/A	N/A	N/A
Bank	$242,426	11.38%	$170,472	8.00%	$213,091	10.00%
Tier 1 risk-based capital ratio
Company	$290,456	13.63%	N/A	N/A	N/A	N/A
Bank	$223,627	10.49%	$85,236	4.00%	$127,854	6.00%
Tier 1 leverage ratio
Company	$290,456	13.23%	N/A	N/A	N/A	N/A
Bank	$223,627	10.18%	$175,700	8.00%	$175,700	8.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$234,370	11.88%	N/A	N/A	N/A	N/A
Bank	$233,723	11.84%	$157,875	8.00%	$197,344	10.00%
Tier 1 risk-based capital ratio
Company	$216,053	10.95%	N/A	N/A	N/A	N/A
Bank	$215,406	10.92%	$78,937	4.00%	$118,406	6.00%
Tier 1 leverage ratio
Company	$216,053	10.35%	N/A	N/A	N/A	N/A
Bank	$215,406	10.31%	$167,070	8.00%	$167,070	8.00%

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

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2013, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. Substantially all employees received an automatic contribution of three percent of their base salary for the three and nine months ended September 30, 2013 and 2012. The Company’s contribution expense was $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, including incidental administrative fees paid to a third party administrator of the plan. The Company’s contribution expense was $0.3 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively, including incidental administrative fees paid to a third party administrator of the plan.

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

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share data)	2013	2012	2013	2012

Net income available to common shareholders	$1,330	$2,192	$8,057	$7,191
Less: earnings allocated to participating stock	—	300	748	363
Net income available to common shareholders, after required adjustments for the calculation of basic EPS	$1,330	$1,892	$7,309	$6,828

Basic shares	28,690,034	17,394,730	23,207,969	17,394,411
Preferred shares - dilutive	—	2,757,158	2,376,485	925,761
Unvested restricted shares - dilutive	—	40,183	2,564	33,785
Stock options - dilutive	424,761	—	303,018	—
Diluted shares	29,114,795	20,192,071	25,890,036	18,353,957

Earnings per common share:
Basic	$0.05	$0.11	$0.31	$0.39
Diluted	$0.05	$0.11	$0.31	$0.39

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Anti-dilutive shares (1)	61,500	1,948,000	163,000	1,948,000

(1)	Includes stock options not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE BALANCE SHEET
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2013 and December 31, 2012:

	Asset Derivatives		Liability Derivatives
	as of September 30, 2013		as of September 30, 2013
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Interest rate products	Other assets	$—	Other liabilities	$850
Derivative not designated as hedging instruments
Interest rate products	Other assets	$3,280	Other liabilities	$3,425

	Asset Derivatives		Liability Derivatives
	as of December 31, 2012		as of December 31, 2012
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Interest rate products	Other assets	$—	Other liabilities	$1,299
Derivative not designated as hedging instruments
Interest rate products	Other assets	$5,681	Other liabilities	$5,955

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2013, the Company had eight interest rate swaps, with a notional amount of $8.3 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk is considered insignificant in 2013 and 2012. There were no counterparty default losses on derivatives for the three and nine months ended September 30, 2013, and the twelve months ended December 31, 2012.

For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Two of the Company’s eight interest rate swaps are designated as fair value hedges applying the “shortcut” method. As such, the gain or loss on these two derivatives exactly offsets the loss or gain on the hedged items, resulting in zero net earnings impact. The remaining six hedges have been designated as fair value hedges applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2013, the Company recognized gain of $5,000 and $6,000, respectively, in non-interest income related to hedge ineffectiveness. The Company also recognized a decrease to interest income of $159,000 and $389,000, respectively, for the three and nine months ended September 30, 2013, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers or are hedges that were previously designated in qualifying hedging relationships that no longer meet the strict requirements to apply hedge accounting, as discussed in the Fair Value Hedges of Interest Rate Risk section. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2013, the Company had seventy-six derivative transactions with an aggregate notional amount of $253.6 million related to this program and two interest rate swaps with embedded floors that no longer meet the requirements to apply hedge accounting with an aggregate notional amount of $7.7 million. During the three and nine months ended September 30, 2013, the Company recognized a net loss of $19,000 and a net gain of $107,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS ON THE INCOME STATEMENT
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the periods presented:

		Three Months Ended September 30,
(Dollars in thousands)		2013	2012
Derivative in fair value hedging relationships	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(159)	$(155)
	Non-interest income (expense)	5	19
Total		$(154)	$(136)

Derivative not designated as hedging instruments	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$(19)	$(17)
Total		$(19)	$(17)

		Nine Months Ended September 30,
(Dollars in thousands)		2013	2012
Derivative in fair value hedging relationships	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(389)	$(588)
	Non-interest income (expense)	6	13
Total		$(383)	$(575)

Derivative not designated as hedging instruments	Location of Gain (Loss) recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$107	$(116)
Total		$107	$(116)

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

As of September 30, 2013, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $3.9 million. As of September 30, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.1 million. If the Company had breached any of these provisions as of September 30, 2013, it could have been required to settle its obligations under the agreements at their termination value.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2013 and December 31, 2012:

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	1	$139,841	$139,841	$200,080	$200,080
Investment securities available-for-sale	2	214,113	214,113	191,187	191,187
Investment securities held-to-maturity	2	25,293	24,687	—	—
Loans held-for-investment, net	3	1,748,223	1,764,354	1,623,754	1,631,578
Federal Home Loan Bank stock	2	2,336	2,336	2,426	2,426
Bank owned life insurance	2	41,559	41,559	20,886	20,886
Interest rate swaps	2	3,280	3,280	5,681	5,681
Other real estate owned	3	290	290	290	290

Financial liabilities:
Deposits	2	$1,878,694	$1,880,937	$1,823,379	$1,828,107
Borrowings	2	20,000	20,006	20,000	19,976
Interest rate swaps	2	4,275	4,275	7,254	7,254

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

The following tables represent assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$56,383	$—	$56,383
Trust preferred securities	—	15,911	—	15,911
Non-agency mortgage-backed securities	—	7,750	—	7,750
Agency collateralized mortgage obligations	—	86,071	—	86,071
Agency mortgage-backed securities	—	47,998	—	47,998
Interest rate swaps	—	3,280	—	3,280
Total financial assets	$—	$217,393	$—	$217,393

Financial liabilities:
Interest rate swaps	$—	$4,275	$—	$4,275
Total financial liabilities	$—	$4,275	$—	$4,275

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$53,903	$—	$53,903
Municipal bonds	—	20,118	—	20,118
Non-agency mortgage-backed securities	—	8,322	—	8,322
Agency collateralized mortgage obligations	—	55,868	—	55,868
Agency mortgage-backed securities	—	52,976	—	52,976
Interest rate swaps	—	5,681	—	5,681
Total financial assets	$—	$196,868	$—	$196,868

Financial liabilities:
Interest rate swaps	$—	$7,254	$—	$7,254
Total financial liabilities	$—	$7,254	$—	$7,254

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$16,572	$16,572
Other real estate owned	—	—	290	290
Total assets	$—	$—	$16,862	$16,862

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$18,049	$18,049
Other real estate owned	—	—	290	290
Total assets	$—	$—	$18,339	$18,339

As of September 30, 2013, the Company recorded $5.5 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $9.4 million, and as a result of adjusting the value based upon the discounted cash flow to $7.2 million, as of September 30, 2013.

As of December 31, 2012, the Company recorded $4.4 million of specific allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $11.1 million, and as a result of adjusting the value based upon the discounted cash flow to $6.9 million as of December 31, 2012.

The Company obtains updated appraisals for collateral dependent impaired loans on an annual basis, unless circumstances require a more frequent appraisal.

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is classified as a troubled debt restructuring. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and which may cause us to believe our recovered value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans for which it has established specific reserves as part of the allocated allowance component of the allowance for loan losses.

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

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average
Loans measured for impairment	$9,389	(2)	Appraisal value	Discount due to salability conditions	10%

Loans measured for impairment	$7,183	(3)	Discounted cash flow	Lack of market data	14%

Other real estate owned	$290		Appraisal value	Discount due to salability conditions	10%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $9.4 million are net of specific reserve of $2.9 million.

(3)	Loans measured for impairment based on discounted cash flow of $7.2 million are net of specific reserve of $2.7 million.

	December 31, 2012
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average
Loans measured for impairment	$11,111	(2)	Appraisal value	Discount due to salability conditions	7%

Loans measured for impairment	$6,938	(3)	Discounted cash flow	Lack of market data	5%

Other real estate owned	$290		Appraisal value	Discount due to salability conditions	10%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $11.1 million are net of specific reserve of $4.4 million.

(3)	Loans measured for impairment based on discounted cash flow of $6.9 million are net of specific reserve of $0.

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables show the changes in accumulated other comprehensive income, for the periods presented:

	Three Months Ended September 30,
	2013	2012
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(1,322)	$1,212
Increase (decrease) in unrealized holding gains (losses)	(328)	1,057
Gains reclassified from other comprehensive income (1)	—	(64)
Net other comprehensive income	(328)	993
Balance, end of period	$(1,650)	$2,205

(1)
Consists of realized gains on securities (net gain on sale of investment securities available-for-sale) of $0 and $99,000, net of tax (income tax expense) of $0 and $35,000 for the three months ended September 30, 2013 and 2012, respectively.

	Nine Months Ended September 30,
	2013	2012
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$1,671	$738
Increase (decrease) in unrealized holding gains (losses)	(2,817)	2,183
Gains reclassified from other comprehensive income (1)	(504)	(716)
Net other comprehensive income	(3,321)	1,467
Balance, end of period	$(1,650)	$2,205

(1)
Consists of realized gains on securities (net gain on sale of investment securities available-for-sale) of $0.8 and $1.1 million, net of tax (income tax expense) of $0.3 and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively.

[14] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and nine months ended September 30, 2013. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management's Discussion and Analysis included in the Company's Prospectus filed with the Securities and Exchange Commission on May 9, 2013, as part of the Company's Registration Statement on Form S-1 (File No. 333-187681).

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

For the three months ended September 30, 2013, our net income available to common shareholders was $1.3 million compared to $2.2 million for the same period in 2012, a decrease of $862,000, or 39.3%, primarily due to the impact of (1) an increase of $3.4 million in our provision for loan losses, (2) a decrease of $427,000, or 27.6%, in our non-interest income, partially offset by (3) a $953,000, or 6.4%, increase in our net interest income, (4) a decrease in income tax expense of $1.2 million and (5) the elimination of dividends on our Series A and Series B preferred shares, which we redeemed in September 2012.

For the nine months ended September 30, 2013, our net income available to common shareholders was $8.1 million compared to $7.2 million for the same period in 2012, an increase of $866,000, or 12.0%, primarily due to the impact of (1) a $3.3 million, or 7.9%, increase in our net interest income, (2) a decrease in income tax expense of $1.0 million and (3) the elimination of dividends on our Series A and Series B preferred shares, partially offset by (4) an increase of $2.6 million in our provision for loan losses, (5) a $869,000 or 17.1% decrease in non-interest income partially due to a $330,000 lower gain on sale of securities, and (6) a $1.6 million, or 5.7%, increase in our non-interest expense.

Our diluted EPS was $0.05 for the three months ended September 30, 2013, compared to $0.11 for the same period in 2012. The dilutive impact of our August 2012 issuance of $50.0 million in our Series C preferred stock (net proceeds of $46.0 million), coupled with the impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering (net proceeds of $66.0 million), plus a decrease of $862,000, or 39.3%, in our net income available to common shareholders impacted the quarterly diluted EPS.

Our diluted EPS was $0.31 for the nine months ended September 30, 2013, compared to $0.39 for the same period in 2012. The dilutive impact of our August 2012 issuance of $50.0 million in our Series C preferred stock (net proceeds of $46.0 million), coupled with the impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering (net proceeds of $66.0 million), were partially offset by an increase of $0.9 million, or 12.0%, in our net income available to common shareholders.

Our annualized return on average assets was 0.24% for the three months ended September 30, 2013, as compared to 0.59% for the same period in 2012, and 0.50% for the nine months ended September 30, 2013, as compared to 0.61% for the same period in 2012. Our annualized return on average equity was 1.81% and 4.20%, for the three and nine months ended September 30, 2013, respectively, as compared to 5.39% and 5.85% for the three and nine months ended September 30, 2012, respectively. The resulting decrease was from the effect of additional equity stemming from the issuance of our Series C preferred stock and shares of our common stock in connection with our initial public offering, which we have not yet fully leveraged, and the impact on EPS from the increase in the provision for loan losses.

Our annualized net interest margin was 2.93% for the three months ended September 30, 2013 and 2.90% for the nine months ended September 30, 2013, as compared to 3.04% and 3.00%, respectively, for the same periods in 2012. This decrease was primarily due to the impact of the continued low interest rate environment coupled with competition for quality commercial and private banking loans. Historically, we have mitigated the pressure on our net interest margin in part by managing the rates paid on our deposits and improving the mix of our deposit portfolio toward lower rate deposits. A continued low interest rate environment may limit our ability to reduce rates on our deposits faster than our loan yields decline, without sacrificing loan or deposit growth, deposit source composition or competitive positioning.

For the three and nine months ended September 30, 2013, our efficiency ratio was 59.30% and 60.63%, respectively, as compared to 61.44% and 60.85%, respectively, for the same periods in 2012, primarily as a result of our total revenue growing faster than our non-interest expense. The increase in our total revenue was driven by growth in our loan and investment portfolios, as well as a decrease in the cost of funds for the three and nine months ended September 30, 2013 compared to the same periods in 2012. Our non-interest expense to average assets for the three and nine months ended September 30, 2013, were 1.81% and 1.84%, respectively, compared to 2.00% and 1.96%, respectively, for the same periods in 2012.

For the three months ended September 30, 2013, total revenue increased $625,000, or 3.8%, to $16.9 million from $16.3 million for the same period in 2012, driven primarily by growth in net interest income due largely to decreased funding costs partially offset by a decrease in our non-interest income. Pre-tax, pre-provision net revenue increased $603,000, or 9.6%, to $6.9 million for the three months ended September 30, 2013, from $6.3 million for the same period in 2012, primarily the result of the increase in total revenue noted above.

For the nine months ended September 30, 2013, total revenue increased $2.8 million, or 6.1%, to $48.8 million from $46.0 million for the same period in 2012, driven by growth in net interest income due largely to decreased funding cost, partially offset by a decrease in our non-interest income. Pre-tax, pre-provision net revenue increased $1.2 million, or 6.7%, to $19.2 million for the nine months ended September 30, 2013, from $18.0 million for the same period in 2012, primarily resulting from growth of $2.8 million, or 6.1%, in total revenue, partially offset by an increase of $1.6 million, or 5.7%, in non-interest expense.

Total assets of $2.2 billion as of September 30, 2013, increased $127.8 million, or 8.2% on an annualized basis, from December 31, 2012. Total loans grew by $124.9 million to $1.8 billion as of September 30, 2013, an annualized increase of 10.2% from December 31, 2012, primarily as a result of growth in our three loan portfolios; commercial and industrial, commercial real estate and private banking-personal loans. Total deposits increased $55.3 million, or 4.1% on an annualized basis, to $1.9 billion as of September 30, 2013, from $1.8 billion, as of December 31, 2012.

Non-performing assets to total assets decreased to 0.99% as of September 30, 2013, from 1.10% as of December 31, 2012. Annualized net charge-offs to average loans for the three months ended September 30, 2013, was 0.98%, as compared to none for the same period in 2012. Annualized net charge-offs to average loans for the nine months ended September 30, 2013, was 0.57%, as compared to 0.22% for the same period in 2012.

The allowance for loan losses to total loans decreased to 1.03% as of September 30, 2013, from 1.09% as of December 31, 2012, primarily as a result of the overall increase in the loan portfolio of 7.6% and overall improvement in the private banking-personal loan portfolio. The allowance for loan losses to non-performing loans increased to 84.83% as of September 30, 2013, from 79.50% as of December 31, 2012. The increase in this ratio is a result of the sale of one non-performing loan and an increase in specific reserves. The provision for loan losses was $4.9 million for the three months ended September 30, 2013, compared to $1.5 million for the same period in 2012 as a result of a $4.3 million specific reserve, which was subsequently charged-off, in the three months ended September 30, 2013. The provision for loan losses was $7.7 million for the nine months ended September 30, 2013, compared to $5.2 million for the same period in 2012.

Our book value per common share, assuming preferred shares were converted to common shares, increased $0.33 or 3.4%, to $10.08 as of September 30, 2013, from $9.75 as of December 31, 2012. Our tangible equity to tangible assets ratio increased to 13.13% as of September 30, 2013, from 10.50% as of December 31, 2012. Both trends are primarily the result of the capital raised in connection with our initial public offering and growth in our retained earnings.

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

“Tangible equity” is defined as shareholders' equity reduced by intangible assets, including goodwill, if any. We believe this measure is important to management and investors to better understand and assess changes from period to period in shareholders' equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets. We had no goodwill recorded on our balance sheet as of September 30, 2013.

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

(Dollars in thousands, except share and per share data)	September 30, 2013	December 31, 2012
Book value per share with preferred converted to common:
Common shareholders' equity	$289,066	$171,713
Preferred stock (convertible)	—	46,011
Total common shareholders' equity and preferred stock to Series C	$289,066	$217,724
Preferred shares outstanding	—	48,780.488
Conversion factor	—	100
Preferred shares converted to common shares outstanding	—	4,878,049
Common shares outstanding	28,690,279	17,444,730
Common shares with preferred shares converted to common	28,690,279	22,322,779
Book value per share with preferred converted to common	$10.08	$9.75

Tangible equity to tangible assets:
Total shareholders' equity	$289,066	$217,724
Less: intangible assets	—	—
Tangible equity	$289,066	$217,724
Total assets	$2,200,897	$2,073,129
Less: intangible assets	—	—
Tangible assets	$2,200,897	$2,073,129
Tangible equity to tangible assets	13.13%	10.50%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Pre-tax, pre-provision net revenue:
Net interest income before provision for loan losses	$15,772	$14,819	$45,400	$42,065
Total non-interest income	1,118	1,545	4,210	5,079
Less: net gain on the sale of investment securities available-for-sale	—	99	784	1,114
Total revenue	16,890	16,265	48,826	46,030
Less: total non-interest expense	10,016	9,994	29,604	28,008
Pre-tax, pre-provision net revenue	$6,874	$6,271	$19,222	$18,022

Efficiency ratio:
Total non-interest expense (numerator)	$10,016	$9,994	$29,604	$28,008
Total revenue (denominator)	$16,890	$16,265	$48,826	$46,030
Efficiency ratio	59.30%	61.44%	60.63%	60.85%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is very significant to our financial performance because net interest income comprised 93.0% and 91.4% of total revenue for the nine months ended September 30, 2013 and 2012, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Interest income	$18,384	$18,146	$53,966	$52,427
Fully taxable equivalent adjustment	59	50	168	71
Interest income adjusted	18,443	18,196	54,134	52,498
Interest expense	2,612	3,327	8,566	10,362
Net interest income adjusted	$15,831	$14,869	$45,568	$42,136

Yield on earning assets	3.42%	3.72%	3.45%	3.74%
Cost of interest-bearing liabilities	0.58%	0.84%	0.64%	0.92%
Net interest spread	2.84%	2.88%	2.81%	2.82%
Net interest margin (1)	2.93%	3.04%	2.90%	3.00%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended September 30, 2013 and 2012. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a tax equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$135,519	$129	0.38%	$158,938	$135	0.34%
Federal funds sold	6,900	1	0.06%	7,950	2	0.10%
Investment securities available-for-sale	218,513	814	1.48%	185,760	831	1.78%
Investment securities held-to-maturity	23,737	192	3.21%	—	—	—%
Investment securities trading	6,869	44	2.54%	4,328	19	1.75%
Total loans	1,750,101	17,263	3.91%	1,588,933	17,209	4.31%
Total interest-earning assets	2,141,639	18,443	3.42%	1,945,909	18,196	3.72%
Other assets	52,549			37,800
Total assets	$2,194,188			$1,983,709

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$5,348	$1	0.07%	$3,553	$1	0.11%
Money market deposit accounts	935,858	899	0.38%	698,354	1,049	0.60%
Time deposits (excluding CDARS®)	465,435	1,068	0.91%	505,942	1,469	1.16%
CDARS® time deposits	359,845	623	0.69%	369,075	806	0.87%
Borrowings	20,000	21	0.42%	1,631	2	0.49%
Total interest-bearing liabilities	1,786,486	2,612	0.58%	1,578,555	3,327	0.84%
Noninterest-bearing deposits	102,649			171,277
Other liabilities	14,182			15,922
Shareholders' equity	290,871			217,955
Total liabilities and shareholders' equity	$2,194,188			$1,983,709

Net interest income		$15,831			$14,869
Net interest spread			2.84%			2.88%
Net interest margin (1)			2.93%			3.04%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended September 30, 2013 and 2012. Net interest income, calculated on a fully taxable equivalent basis, increased $962,000 or 6.5%, to $15.8 million for the three months ended September 30, 2013, from $14.9 million for the same period in 2012. The increase in net interest income for the three months ended September 30, 2013, was primarily attributable to a $195.7 million, or 10.1%, increase in average interest-earning assets, partially offset by a decrease in net interest margin of 11 basis points to 2.93%. The increase in net interest income reflects an increase of $247,000, or 1.4%, in interest income, coupled with a decrease of $715,000, or 21.5%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $161.2 million, or 10.1%, which is our highest yielding earning asset and our core business, as well as an increase of $32.8 million, or 17.6%, in average investment securities available-for-sale, partially offset by a decrease of 40 basis points in yield on our total loans. The declining yield on our loan portfolio was reflective of the low interest rate environment, coupled with market pressure from competition for higher quality loans. Although our yield on loans declined 40 basis points, the overall yield on interest-earning assets declined 30 basis points to 3.42% for the three months ended September 30, 2013, as compared to 3.72% for the same period in 2012, primarily as a result of the shift in the composition of our earning assets from lower yielding interest-earning deposits to higher yielding loans and securities.

Interest expense on interest-bearing liabilities of $2.6 million, for the three months ended September 30, 2013, decreased $715,000 or 21.5% from the same period in 2012 as a result of a decrease of 26 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2012, partially offset by an increase of $207.9 million or 13.2% in average interest-bearing liabilities for the three months ended September 30, 2013, for the same period. The decrease in average rate paid was reflective of decreases in rates paid across all interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $237.5 million, or 34.0%, in average money market deposit accounts, coupled with an increase of $18.4 million in average borrowings, partially offset by a decrease of $40.5 million, or 8.0%, in average time deposits (excluding CDARS®) and a decline in average CDARS® time deposits of $9.2 million, or 2.5%.

The following tables analyze the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended September 30, 2013 and 2012. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30,
	2013 over 2012
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$15	$(21)	$(6)
Federal funds sold	(1)	—	(1)
Investment securities available-for-sale	(151)	134	(17)
Investment securities held-to-maturity	96	96	192
Investment securities trading	11	14	25
Total loans	(1,609)	1,663	54
Total increase (decrease) in interest income	(1,639)	1,886	247

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	—	—	—
Money market deposit accounts	(444)	294	(150)
Time deposits (excluding CDARS®)	(290)	(111)	(401)
CDARS® time deposits	(163)	(20)	(183)
Borrowings	—	19	19
Total increase (decrease) in interest expense	(897)	182	(715)

Total increase (decrease) in net interest income	$(742)	$1,704	$962

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the nine months ended September 30, 2013 and 2012. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a tax equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Nine Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$159,669	$442	0.37%	$170,447	$399	0.31%
Federal funds sold	9,066	7	0.10%	8,427	7	0.11%
Investment securities available-for-sale	209,523	2,536	1.62%	180,287	2,295	1.70%
Investment securities held-to-maturity	10,233	238	3.11%	—	—	—%
Investment securities trading	4,091	71	2.32%	3,150	42	1.78%
Total loans	1,707,014	50,840	3.98%	1,510,789	49,755	4.40%
Total interest-earning assets	2,099,596	54,134	3.45%	1,873,100	52,498	3.74%
Other assets	48,547			32,256
Total assets	$2,148,143			$1,905,356

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$5,484	$3	0.07%	$3,910	$2	0.07%
Money market deposit accounts	923,962	2,834	0.41%	648,750	2,944	0.61%
Time deposits (excluding CDARS®)	479,609	3,614	1.01%	466,200	4,626	1.33%
CDARS® time deposits	354,172	2,051	0.77%	383,101	2,788	0.97%
Borrowings	20,000	64	0.43%	548	2	0.49%
Total interest-bearing liabilities	1,783,227	8,566	0.64%	1,502,509	10,362	0.92%
Noninterest-bearing deposits	88,018			189,357
Other liabilities	20,126			14,439
Shareholders' equity	256,772			199,051
Total liabilities and shareholders' equity	$2,148,143			$1,905,356

Net interest income		$45,568			$42,136
Net interest spread			2.81%			2.82%
Net interest margin (1)			2.90%			3.00%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Nine Months Ended September 30, 2013 and 2012. Net interest income, calculated on a fully taxable equivalent basis, increased $3.4 million or 8.1%, to $45.6 million for the nine months ended September 30, 2013, from $42.1 million for the same period in 2012. The increase in net interest income for the nine months ended September 30, 2013, was primarily attributable to a $226.5 million, or 12.1%, increase in average interest-earning assets, partially offset by a decrease in net interest margin of 10 basis points to 2.90%. The increase in net interest income reflects an increase of $1.6 million, or 3.1%, in interest income, coupled with a decrease of $1.8 million, or 17.3%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $196.2 million, or 13.0%, which is our highest yielding earning asset and our core business, as well as an increase of $29.2 million, or 16.2%, in average investment securities available-for-sale, partially offset by a decrease of 42 basis points in yield on our loans. The declining yield on our loan portfolio was reflective of the low interest rate environment, coupled with market pressure from competition for higher quality loans. The overall yield on interest-earning assets declined 29 basis points to 3.45% for the nine months ended September 30, 2013, as compared to 3.74% for the same period in 2012, primarily as a result of the shift in the composition of our earning assets from lower yielding interest-earning deposits to higher yielding loans and investment securities.

Interest expense on interest-bearing liabilities of $8.6 million, for the nine months ended September 30, 2013, decreased $1.8 million or 17.3% from the same period in 2012 as a result of a decrease of 28 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2012, partially offset by an increase of $280.7 million or 18.7% in average interest-bearing liabilities for the nine months ended September 30, 2013, for the same period. The decrease in average rate paid was reflective of decreases in rates paid across all interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $275.2 million, or 42.4%, in average money market deposit accounts, coupled with an increase of $13.4 million, or 2.9%, in average time deposits (excluding CDARS®) and an increase of $19.5 million in average borrowings, partially offset by a decline in average CDARS® time deposits of $28.9 million, or 7.6%.

The following tables analyze the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the nine months ended September 30, 2013 and 2012. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Nine Months Ended September 30,
	2013 over 2012
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$70	$(27)	$43
Federal funds sold	—	—	—
Investment securities available-for-sale	(110)	351	241
Investment securities held-to-maturity	119	119	238
Investment securities trading	15	14	29
Total loans	(4,900)	5,985	1,085
Total increase (decrease) in interest income	(4,806)	6,442	1,636

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	—	1	1
Money market deposit accounts	(1,121)	1,011	(110)
Time deposits (excluding CDARS®)	(1,139)	127	(1,012)
CDARS® time deposits	(536)	(201)	(737)
Borrowings	—	62	62
Total increase (decrease) in interest expense	(2,796)	1,000	(1,796)

Total increase (decrease) in net interest income	$(2,010)	$5,442	$3,432

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to be charged against the current period's earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. For additional information regarding our allowance for loan losses, see “Allowance for Loan Losses.”

Provision for Loan Losses for the Three and Nine Months Ended September 30, 2013 and 2012. We recorded a $4.9 million and $7.7 million provision for loan losses for the three and nine months ended September 30, 2013, respectively. The provision for loan losses was largely driven by the deterioration and charge-offs of individual credits totaling $4.3 million and $7.4 million for the three and nine months ended September 30, 2013, respectively. These charge-offs represent one commercial and industrial loan for the three months ended September 30, 2013, and three commercial and industrial loans and one commercial real estate loan for the nine months ended September 30, 2013. There were no charge-offs for the private banking-personal portfolio for the nine months ended September 30, 2013, as a result of the overall high asset quality of this portfolio.

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

The following tables present the components of our non-interest income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges	$120	$123	$(3)	(2.4)%
Net gain on the sale of investment securities available-for-sale	—	99	(99)	(100.0)%
Interest rate swap fees	163	61	102	167.2%
Commitment and other fees	506	881	(375)	(42.6)%
Other income (1)	329	381	(52)	(13.6)%
Total non-interest income	$1,118	$1,545	$(427)	(27.6)%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets, trading income and other general operating income.

Non-Interest Income for the Three Months Ended September 30, 2013 and 2012. Our non-interest income was $1.1 million for the three months ended September 30, 2013, a decrease of $427,000, or 27.6%, from $1.5 million for the same period in 2012, primarily related to a decrease in commitment and other fees.

We recognized a net gain on the sale of investment securities available-for-sale of $99,000 for the three months ended September 30, 2012, compared to no gain for the same period in 2013. During the three months ended September 30, 2012, we identified opportunities in the marketplace to sell certain investment securities to help fund our loan growth. Although income resulting from these transactions is reported within non-interest income, we exclude such income in the computation of our revenue and efficiency ratio, since we view these transactions as an opportunistic component of our funding strategy and not as a core component of our non-interest income. In addition, the level and frequency of income generated from these transactions can vary materially based on market conditions.

Swap fees of $163,000 for the three months ended September 30, 2013, represented an increase of $102,000, or 167.2%, from the same period in 2012, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

Commitment and other fees for the three months ended September 30, 2013, decreased $375,000, or 42.6%, to $506,000, compared to $881,000 for the same period in 2012, driven by fluctuations in fees related to loans and loan commitments.

Other income of $329,000 for the three months ended September 30, 2013, decreased $52,000 or 13.6% from $381,000 for the same period in 2012, primarily due to $219,000 of lower trading income on our trading investment securities partially offset by $170,000 of higher income from BOLI, as our investment in this product increased to $41.6 million, as of September 30, 2013, from $20.7 million, as of September 30, 2012.

The following tables present the components of our non-interest income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges	$356	$322	$34	10.6%
Net gain on the sale of investment securities available-for-sale	784	1,114	(330)	(29.6)%
Interest rate swap fees	538	774	(236)	(30.5)%
Commitment and other fees	1,561	2,103	(542)	(25.8)%
Other income (1)	971	766	205	26.8%
Total non-interest income	$4,210	$5,079	$(869)	(17.1)%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets, trading income and other general operating income.

Non-Interest Income for the Nine Months Ended September 30, 2013 and 2012. Our non-interest income was $4.2 million for the nine months ended September 30, 2013, a decrease of $869,000, or 17.1%, from $5.1 million for the same period in 2012, primarily related to decreases in swap fees, net gain on sale of investment securities available-for-sale and commitment and other fees, partially offset by an increase in other income.

We recognized a net gain on the sale of investment securities available-for-sale of $784,000 for the nine months ended September 30, 2013, compared to $1.1 million for the same period in 2012.

Swap fees of $538,000 for the nine months ended September 30, 2013, represented a decrease of $236,000, or 30.5%, from the same period in 2012, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

Commitment and other fees for the nine months ended September 30, 2013, decreased $542,000, or 25.8%, to $1.6 million, compared to $2.1 million for the same period in 2012, driven by fluctuations in fees related to loans and loan commitments.

Other income of $971,000 for the nine months ended September 30, 2013, increased $205,000 or 26.8% from $766,000 for the same period in 2012, primarily due to $321,000 higher income from BOLI as a result of an increase in our investment in this product coupled with $197,000 higher income resulting from an increase in the values of our swaps, partially offset by $338,000 lower trading income on our trading investment securities.

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

The following table presents the components of our non-interest expense for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Compensation and employee benefits	$5,904	$6,333	$(429)	(6.8)%
Premises and occupancy costs	777	758	19	2.5%
Professional fees	678	811	(133)	(16.4)%
FDIC insurance expense	375	343	32	9.3%
State capital shares tax	368	321	47	14.6%
Travel and entertainment expense	447	282	165	58.5%
Data processing expense	203	190	13	6.8%
Other operating expenses (1)	1,264	956	308	32.2%
Total non-interest expense	$10,016	$9,994	$22	0.2%

Full-time equivalent employees (2)	128	116	12	10.3%

(1)
Other operating expenses includes such items as general bank insurance, investor relations, investment management fees, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Three Months Ended September 30, 2013 and 2012. Our non-interest expense for the three months ended September 30, 2013, increased $22,000, or 0.2%, as compared to the same period in 2012, primarily related to increases in travel and entertainment expenses and other operating expenses offset by decreases in compensation and employee benefits and professional fees.

For the three months ended September 30, 2013, compensation and employee benefits decreased by $429,000, or 6.8%, to $5.9 million, from $6.3 million for the same period in 2012. The decrease was primarily due to lower incentive compensation expense offset by an increase in the number of full-time equivalent employees and the overall increased wage and benefits costs of our existing employees.

Professional fees expense decreased $133,000 or 16.4%, to $678,000 for the three months ended September 30, 2013, as compared to $811,000 for the same period in 2012 largely due to lower legal expenses.

Travel and entertainment expense increased $165,000 or 58.5%, to $447,000 for the three months ended September 30, 2013, as compared to $282,000 for the same period in 2012 due to an increase in the number of relationship managers and also increased investor relations activity related to being a public company.

Other operating expenses of $1.3 million for the three months ended September 30, 2013, increased by $308,000, or 32.2%, as compared to the same period in 2012, primarily as a result of an increase of $234,000 in investor relations and insurance costs related to being a public company.

The following table presents the components of our non-interest expense for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Compensation and employee benefits	$18,446	$17,911	$535	3.0%
Premises and occupancy costs	2,331	2,059	272	13.2%
Professional fees	2,073	2,184	(111)	(5.1)%
FDIC insurance expense	1,062	1,032	30	2.9%
State capital shares tax	1,025	945	80	8.5%
Travel and entertainment expense	1,106	881	225	25.5%
Data processing expense	582	622	(40)	(6.4)%
Other operating expenses (1)	2,979	2,374	605	25.5%
Total non-interest expense	$29,604	$28,008	$1,596	5.7%

(1)
Other operating expenses includes such items as general bank insurance, investor relations, investment management fees, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Nine Months Ended September 30, 2013 and 2012. Our non-interest expense for the nine months ended September 30, 2013, increased $1.6 million, or 5.7%, as compared to the same period in 2012, primarily related to increases in compensation and employee benefits, premises and occupancy costs, travel and entertainment expenses and other operating expenses partially offset by lower professional fees.

For the nine months ended September 30, 2013, compensation and employee benefits increased by $535,000, or 3.0%, to $18.4 million, from $17.9 million for the same period in 2012. The increase was primarily due to an increase in the number of full-time equivalent employees and the overall increased wage and benefits costs of our existing employees.

For the nine months ended September 30, 2013, premises and occupancy costs increased by $272,000, or 13.2%, to $2.3 million, from $2.1 million for the same period in 2012, primarily as a result of the establishment of our new representative office in New York and higher depreciation expense.

Professional fees expense decreased $111,000 or 5.1%, to $2.1 million for the nine months ended September 30, 2013, as compared to $2.2 million for the same period in 2012 largely due to lower legal expenses.

For the nine months ended September 30, 2013, travel and entertainment expenses increased by $225,000, or 25.5%, to $1.1 million, from $881,000 for the same period in 2012 due to an increase in the number of relationship managers.

Other operating expenses of $3.0 million for the nine months ended September 30, 2013, increased by $605,000, or 25.5%, as compared to the same period in 2012, primarily as a result of an increase of $353,000 in investor relations and insurance costs related to being a public company.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in income in the period that includes the enactment date. We evaluate whether it is more likely than not that we will be able to realize the benefit of identified deferred tax assets.

Income Taxes for the Three Months Ended September 30, 2013 and 2012. For the three months ended September 30, 2013, we recognized income tax expense of $633,000 or 32.2% of income before tax, as compared to income tax expense of $1.9 million, or 38.9%, of income before tax, for the same period in 2012. Our effective tax rate for the three months ended September 30, 2012, was elevated by the limitation of deductible compensation expense under section 162(m) of the Internal Revenue Service. Conversely, our effective tax rate for the three months ended September 30, 2013, was lower due to increased levels of bank owned life insurance premiums and tax exempt interest income as compared to the same period last year.

Income Taxes for the Nine Months Ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, we recognized income tax expense of $4.2 million or 34.5% of income before tax, as compared to income tax expense of $5.3 million, or 37.6%, of income before tax, for the same period in 2012. Our effective tax rate for the nine months ended September 30, 2012, was elevated by the limitation of deductible compensation expense under section 162(m) of the Internal Revenue Service. Conversely, our effective tax rate for the nine months ended September 30, 2013, was lower due to increased levels of bank owned life insurance premiums and tax exempt interest income as compared to the same period last year.

Financial Condition

Our total assets as of September 30, 2013, totaled $2.2 billion which was an increase of $127.8 million or 8.2% on an annualized basis, from December 31, 2012, as growth in our earning assets, which was driven primarily by growth in our loan portfolio and investments securities, was partially offset by a decrease in cash and cash equivalents as we funded our growth partially with excess cash. Our loan portfolio increased $124.9 million or 10.2% on an annualized basis, to $1.8 billion, as of September 30, 2013, from $1.6 billion, as of December 31, 2012. Total investment securities increased $48.2 million or 33.7% on an annualized basis, to $239.4 million, as of September 30, 2013, from $191.2 million, as of December 31, 2012. Cash and cash equivalents decreased $60.2 million, to $139.8 million, as of September 30, 2013, from $200.1 million, as of December 31, 2012. Our total deposits increased $55.3 million, or 4.1% on an annualized basis, to $1.9 billion as of September 30, 2013. Our shareholders' equity increased $71.3 million to $289.1 million as of September 30, 2013, compared to $217.7 million as of December 31, 2012. This increase was primarily the result of net proceeds from the issuance of common stock of $66.0 million, coupled with $8.1 million in net income, partially offset by a decrease of $3.3 million in other comprehensive income, which represents the increase in the unrealized loss on our investment portfolio.

Loans

Our primary source of income is interest on loans. Our loan portfolio consists primarily of commercial and industrial loans, real estate loans secured by commercial real estate properties and loans to our private banking clients. Our loan portfolio represents the highest yielding component of our earning asset base.

The following table presents the composition of our loan portfolio, by category, as of the dates indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial and industrial	$878,545	$871,993
Commercial real estate	520,210	473,208
Private banking-personal	367,749	296,427
Total loans	$1,766,504	$1,641,628

Total loans. Total loans increased by $124.9 million or 10.2% on an annualized basis, to $1.8 billion as of September 30, 2013, as compared to December 31, 2012. Our growth for the nine months ended September 30, 2013, has been comprised of an increase in commercial and industrial loans of $6.6 million or 1.0% on an annualized basis, an increase in commercial real estate loans of $47.0 million or 13.3% on an annualized basis, and an increase in private banking-personal loans of $71.3 million or 32.2% on an annualized basis.

Primary Loan Categories

Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory, equipment financing, acquisitions and recapitalizations. Cash flow from the borrower's operations is the primary source of repayment for these loans, except for our private banking commercial loans which are mostly secured by cash and marketable securities.

As of September 30, 2013, our commercial and industrial loans comprised $878.5 million or 49.7% of total loans, compared to $872.0 million or 53.1% of total loans as of December 31, 2012. Included in our commercial and industrial loans as of September 30, 2013, are

$120.2 million of loans sourced through our private banking channel with the proceeds used for a commercial or business purpose. The majority of our commercial loans sourced through our private banking channel are secured by cash and marketable securities.

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

Commercial real estate loans as of September 30, 2013, totaled $520.2 million or 29.5% of total loans, as compared to $473.2 million or 28.8% as of December 31, 2012. As of September 30, 2013, $364.5 million of total commercial real estate loans were at a floating rate and $155.8 million were at a fixed rate, as compared to $352.8 million and $120.4 million, respectively, as of December 31, 2012. Included in our commercial real estate loans as of September 30, 2013, are $20.5 million of loans sourced through our private banking channel with the proceeds used for a commercial or business purpose.

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

As of September 30, 2013, private banking-personal loans (excluding those used for commercial purposes) were approximately $367.7 million or 20.8% of total loans, of which $193.2 million or 52.5% were secured by cash and marketable securities. This compared to the level, as of December 31, 2012, of $296.4 million or 18.1% of total loans, of which $141.7 million or 47.8% were secured by cash and marketable securities. Furthermore, as shown in the table below, aggregate loans secured by cash and marketable securities, including personal and commercial loans, grew by $53.0 million or 22.4%, in the nine months ended September 30, 2013, to $290.1 million as of September 30, 2013, from $237.1 million as of December 31, 2012. The growth in loans secured by cash and marketable securities is expected to increase as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile.

As discussed above, loans through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. These loans are included in, and are discussed in connection with, the above-described commercial and industrial loan category. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Private banking-personal loans:
Secured by residential real estate	$167,972	$137,140
Secured by cash and marketable securities	193,185	141,745
Other	6,592	17,542
Total private banking-personal loans	$367,749	$296,427

Private banking-commercial loans:
Secured by commercial real estate	$20,504	$19,510
Secured by cash marketable securities	96,929	95,372
Other	23,304	24,573
Total private banking-commercial loans	$140,737	$139,455

Total private banking channel loans	$508,486	$435,882

Loan Maturities and Interest Rate Sensitivity

The following tables present the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the dates indicated.

	September 30, 2013
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$782,307	$73,100	$23,138	$878,545
Commercial real estate	354,579	114,832	50,799	520,210
Private banking-personal	208,670	94,325	64,754	367,749
Total loans	$1,345,556	$282,257	$138,691	$1,766,504

Interest rate sensitivity:
Fixed interest rates	$32,907	$150,752	$125,312	$308,971
Floating or adjustable interest rates	1,312,649	131,505	13,379	1,457,533
Total loans	$1,345,556	$282,257	$138,691	$1,766,504

	December 31, 2012
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$796,310	$65,964	$9,719	$871,993
Commercial real estate	312,619	128,514	32,075	473,208
Private banking-personal	170,481	104,696	21,250	296,427
Total loans	$1,279,410	$299,174	$63,044	$1,641,628

Interest rate sensitivity:
Fixed interest rates	$24,515	$151,704	$48,965	$225,184
Floating or adjustable interest rates	1,254,895	147,470	14,079	1,416,444
Total loans	$1,279,410	$299,174	$63,044	$1,641,628

Interest Reserve Loans

As of September 30, 2013, loans with interest reserves totaled $20.4 million, which represented 1.2% of total loans, as compared to $34.3 million or 2.1% as of December 31, 2012. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

Under ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest or if a loan is classified as a troubled debt restructuring. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.

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

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio. Management has developed a methodology that is applied to each of our three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking-personal loans. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine risk factors and each risk factor is assigned a reserve level, based on judgment as to the probable impact on each loan portfolio, and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Monthly updates are presented to our board of directors as to the status of loan quality.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012
General reserves	$12,773	$13,440
Specific reserves	5,508	4,434
Total allowance for loan losses	$18,281	$17,874

Allowance for loan losses to total loans	1.03%	1.09%

As of September 30, 2013, we had specific reserves totaling $5.5 million, related to six commercial and industrial loans, with an aggregated total outstanding balance of $16.4 million. All of these loans were on non-accrual status as of September 30, 2013.

As of December 31, 2012, we had specific reserves totaling $4.4 million related to four commercial and industrial loans and one commercial real estate loan, with an aggregated total outstanding balance of $9.4 million. All of these loans were on non-accrual status as of December 31, 2012.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$12,949	70.8%	49.7%	$11,319	63.3%	53.1%
Commercial real estate	4,476	24.5%	29.5%	5,252	29.4%	28.8%
Private banking-personal	856	4.7%	20.8%	1,303	7.3%	18.1%
Total allowance for loan losses	$18,281	100.0%	100.0%	$17,874	100.0%	100.0%

Allowance for Loan Losses as of September 30, 2013 and December 31, 2012. Our allowance for loan losses increased to $18.3 million, or 1.03%, of total loans as of September 30, 2013, as compared to $17.9 million, or 1.09% of total loans, as of December 31, 2012. The increase in the total reserve was primarily attributable to a increase in specific reserves related to two commercial and industrial loans offset by a decrease in specific reserves related to the sale of one commercial real estate loan and continued strong credit results in the private banking-personal loan portfolio.

Our allowance for loan losses related to commercial and industrial loans increased to $12.9 million as of September 30, 2013, as compared to $11.3 million as of December 31, 2012. This increase was primarily attributable to an increase in related specific reserves on two loans. Our allowance for loan losses related to commercial real estate loans decreased by $776,000, to $4.5 million as of September 30, 2013, as compared to $5.3 million as of December 31, 2012. This decrease was primarily attributable to the decrease in specific reserves related to the sale of one commercial real estate loan. Our allowance for loan losses related to private banking-personal loans decreased $447,000, to $856,000 as of September 30, 2013, as compared to $1.3 million at December 31, 2012, as there were no charge-offs during the nine month ended September, 30, 2013, due to the overall high asset quality of this portfolio.

Net Charge-Offs

Our charge-off policy for commercial loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged-off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Beginning balance	$17,708	$17,464	$17,874	$16,350
Charge-offs:
Commercial and industrial	(4,339)	—	(5,508)	—
Commercial real estate	—	—	(1,936)	(2,614)
Private banking-personal	—	—	—	—
Total charge-offs	(4,339)	—	(7,444)	(2,614)
Recoveries:
Commercial and industrial	—	—	114	104
Commercial real estate	1	—	23	—
Private banking-personal	—	—	—	—
Total recoveries	1	—	137	104
Net charge-offs	(4,338)	—	(7,307)	(2,510)
Provision for loan losses	4,911	1,537	7,714	5,161
Ending balance	$18,281	$19,001	$18,281	$19,001

Net loan charge-offs to average total loans (1)	0.98%	—%	0.57%	0.22%
Provision for loan losses to average total loans (1)	1.11%	0.38%	0.60%	0.46%
Allowance for loan losses to net loan charge-offs (1)	106.22%	—%	187.12%	566.72%
Provision for loan losses to net loan charge-offs (1)	113.21%	—%	105.57%	205.62%

(1)	Interim period ratios are annualized.

The following table shows the changes in the allowance for loan losses by category for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$12,656	$3,735	$1,317	$17,708
Provision for loan losses	4,632	740	(461)	4,911
Charge-offs	(4,339)	—	—	(4,339)
Recoveries	—	1	—	1
Balance, end of period	$12,949	$4,476	$856	$18,281

	Three Months Ended September 30, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$11,001	$5,204	$1,259	$17,464
Provision for loan losses	845	524	168	1,537
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$11,846	$5,728	$1,427	$19,001

Net Charge-Offs for the Three Months Ended September 30, 2013. Our net loan charge-offs of $4.3 million or 0.98% of average loans on an annualized basis, for the three months ended September 30, 2013, were comprised a charge-off of $4.3 million on one commercial and industrial loan, partially offset by a recovery of $1,000 on one commercial real estate loan.

Net Charge-Offs for the Three Months Ended September 30, 2012. There were no charge-offs for the three months ended September 30, 2012, and no recoveries for the three months ended September 30, 2012.

The following table shows the changes in the allowance for loan losses by category for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$11,319	$5,252	$1,303	$17,874
Provision for loan losses	7,024	1,137	(447)	7,714
Charge-offs	(5,508)	(1,936)	—	(7,444)
Recoveries	114	23	—	137
Balance, end of period	$12,949	$4,476	$856	$18,281

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$8,899	$6,580	$871	$16,350
Provision for loan losses	2,843	1,762	556	5,161
Charge-offs	—	(2,614)	—	(2,614)
Recoveries	104	—	—	104
Balance, end of period	$11,846	$5,728	$1,427	$19,001

Net Charge-Offs for the Nine Months Ended September 30, 2013. Our net loan charge-offs of $7.3 million or 0.57% of average loans on an annualized basis, for the nine months ended September 30, 2013, were comprised of charge-offs of $5.5 million on three commercial and industrial loans and $1.9 million on one commercial real estate loan, partially offset by recoveries of $114,000 on three commercial and industrial loans and $23,000 on two commercial real estate loans.

Net Charge-Offs for the Nine Months Ended September 30, 2012. Our net loan charge-offs of $2.5 million, or 0.22% of average loans on an annualized basis, for the nine months ended September 30, 2012, were comprised of charge-offs of $2.6 million on two commercial real estate loans, partially offset by a recovery of $104,000 on one commercial and industrial loan.

Non-Performing Assets

Non-performing assets consist of non-performing loans, other real estate owned and other repossessed assets. Non-performing loans consist of loans that are on non-accrual status. OREO of real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures, which are loans for which the borrower has no equity in the collateral at market value and are therefore accounted for as if they had been foreclosed on. We initially record OREO at the lower of carrying value or fair value, less estimated costs to sell the assets. We account for TDRs in accordance with ASC 310, Receivables.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due or the borrower files for federal bankruptcy protection. There were no loans 90 days or more past due and still accruing interest as of September 30, 2013 and December 31, 2012, and there was no interest income recognized on these loans for the nine months ended September 30, 2013 and 2012, while these loans were on non-accrual. As of September 30, 2013, non-performing loans were $21.6 million or 1.22% of total loans, compared to $22.5 million or 1.37% of total loans, as of December 31, 2012.

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

We had non-performing assets of $21.8 million, or 0.99% of total assets, as of September 30, 2013, as compared to $22.8 million, or 1.10% of total assets, as of December 31, 2012. The decrease in non-performing assets in 2013 was considered within the assessment of the determination of the allowance for loan losses. As of September 30, 2013, we had one property that was OREO which totaled $290,000, and no loans 90 days or more past due and still accruing interest.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Non-performing loans:
Commercial and industrial	$17,184	$15,679
Commercial real estate	4,366	6,804
Private banking-personal	—	—
Total non-performing loans	$21,550	$22,483
Other real estate owned	290	290
Total non-performing assets	$21,840	$22,773

Non-performing troubled debt restructured loans (1)	$13,422	$4,210
Performing troubled debt restructured loans	$530	$253
Loans past due 90 days and still accruing	$—	$—
Non-performing loans to total loans	1.22%	1.37%
Allowance for loan losses to non-performing loans	84.83%	79.50%
Non-performing assets to total assets	0.99%	1.10%

(1)	Included in total non-performing loans.

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

	September 30, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$1,170	$—	$2,079	$3,249	$875,296	$878,545
Commercial real estate	—	—	4,366	4,366	515,844	520,210
Private banking-personal	—	—	—	—	367,749	367,749
Total loans	$1,170	$—	$6,445	$7,615	$1,758,889	$1,766,504

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$3,033	$3,033	$868,960	$871,993
Commercial real estate	—	—	3,780	3,780	469,428	473,208
Private banking-personal	—	—	—	—	296,427	296,427
Total loans	$—	$—	$6,813	$6,813	$1,634,815	$1,641,628

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

We also monitor the loan portfolio through an internal risk rating system on a periodic basis. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are viewed to have a lower risk of loss than loans that are risk rated as special mention, substandard and doubtful, which are viewed to have an increasing risk of loss. Our internal risk ratings, which are consistent with regulatory guidance, are as follows:

•
Non-Rated - Loans to individuals and certain trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure that exceeds $250,000 and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking-personal loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies.

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

The following tables present the recorded investment in loans by credit quality indicator, as of the dates indicated. As shown in the tables below, our aggregate special mention, substandard and doubtful loans increased from $54.3 million as of December 31, 2012, to $55.5 million as of September 30, 2013.

	September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	1,730	481	132,854	$135,065
Pass	827,015	515,363	233,574	1,575,952
Special mention	23,539	—	1,218	24,757
Substandard	18,620	4,366	103	23,089
Doubtful	7,641	—	—	7,641
Total loans	$878,545	$520,210	$367,749	$1,766,504

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,242	$120	$100,611	$101,973
Pass	832,750	458,143	194,461	1,485,354
Special mention	9,442	8,142	1,251	18,835
Substandard	28,559	6,803	104	35,466
Total loans	$871,993	$473,208	$296,427	$1,641,628

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

Our investment securities can be classified as either held-to-maturity, available-for-sale or trading. Held-to-maturity securities are carried at amortized cost, while available-for-sale and trading securities are carried at fair value. For available-for-sale investment securities, unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income. As of September 30, 2013, we reported securities in available-for-sale and held-to-maturity categories while as of December 31, 2012, all of our securities were classified as available-for-sale. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and trust preferred securities, all with varying contractual maturities. Our held-to-maturity portfolio consists of certain municipal and corporate bonds and our trading portfolio typically consists of U.S. Treasury Notes. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of September 30, 2013, was approximately 2.5 years. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $214.1 million in investment securities available-for-sale as of September 30, 2013, an increase of $22.9 million, or 16.0% annualized, from December 31, 2012. This increase was attributable to our strategy to increase the level of investment securities in an effort to improve earnings and liquidity, while maintaining an acceptable level of interest rate risk.

On a fair value basis, 50.2% of our available-for-sale investment securities as of September 30, 2013, were floating rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2012, floating rate securities comprised 37.2% of our available-for-sale investment securities.

On a fair value basis, 62.6% of our available-for-sale investment securities as of September 30, 2013, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio comprised of non-agency commercial mortgage-backed securities, corporate bonds and trust preferred securities. As of December 31, 2012, agency securities comprised 56.9% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $25.3 million and $0 in investment securities held-to-maturity as of September 30, 2013 and December 31, 2012, respectively. The balance of held-to-maturity securities as of September 30, 2013, was comprised of fixed rate municipal bonds and a fixed rate corporate bond. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of September 30, 2013.

Trading Investment Securities. We held no in investment securities trading as of September 30, 2013 and December 31, 2012. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the carrying value and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	September 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,962	$97	$676	$56,383
Trust preferred securities	17,284	—	1,373	15,911
Non-agency mortgage-backed securities	7,742	29	21	7,750
Agency collateralized mortgage obligations	85,868	875	672	86,071
Agency mortgage-backed securities	48,421	283	706	47,998
Total investment securities available-for-sale	$216,277	$1,284	$3,448	$214,113
Investment securities held-to-maturity:
Corporate bonds	$5,000	$130	$—	$5,130
Municipal bonds	20,293	—	736	19,557
Total investment securities held-to-maturity	$25,293	$130	$736	$24,687
Total	$241,570	$1,414	$4,184	$238,800

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$54,206	$417	$720	$53,903
Municipal bonds	19,858	286	26	20,118
Non-agency mortgage-backed securities	7,748	574	—	8,322
Agency collateralized mortgage obligations	54,432	1,436	—	55,868
Agency mortgage-backed securities	52,342	634	—	52,976
Total investment securities available-for-sale	$188,586	$3,347	$746	$191,187

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

	September 30, 2013
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$49,867	1.52%	$6,516	4.00%	$—	—%	$56,383	1.82%
Trust preferred securities	—	—%	—	—%	—	—%	15,911	2.07%	15,911	2.07%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	7,750	4.12%	7,750	4.12%
Agency collateralized mortgage obligations	—	—%	—	—%	2,489	0.71%	83,582	0.94%	86,071	0.94%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	47,998	1.50%	47,998	1.50%
Total investment securities available-for-sale	$—		$49,867		$9,005		$155,241		$214,113
Weighted average yield		—%		1.52%		3.14%		1.40%		1.50%
Investment securities held-to-maturity:
Corporate bonds	$—	—%	$5,130	6.38%	$—	—%	$—	—%	$5,130	6.38%
Municipal bonds	—	—%	1,012	1.34%	7,022	1.85%	11,523	2.22%	19,557	2.04%
Total investment securities held-to-maturity	$—		$6,142		$7,022		$11,523		$24,687
Weighted average yield		—%		5.52%		1.85%		2.22%		2.90%
Total	$—		$56,009		$16,027		$166,764		$238,800
Weighted average yield		—%		1.95%		2.58%		1.46%		1.65%

	December 31, 2012
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$48,674	2.32%	$5,229	3.99%	$—	—%	$—	—%	$53,903	2.50%
Municipal bonds	—	—%	2,283	0.74%	17,835	1.92%	—	—%	20,118	1.78%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	8,322	4.13%	8,322	4.13%
Agency collateralized mortgage obligations	—	—%	—	—%	2,872	0.73%	52,996	1.31%	55,868	1.28%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	52,976	1.51%	52,976	1.51%
Total investment securities available-for-sale	$48,674		$7,512		$20,707		$114,294		$191,187
Weighted average yield		2.32%		3.08%		1.75%		1.60%		1.86%

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

As of September 30, 2013, we consider more than 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

During our initial years of operations, as we were building relationships, we relied more heavily on brokered deposits as the primary component of our overall deposit strategy. As our institution has matured, however, we have developed and enhanced relationships with customers within our primary markets and the amount of non-brokered deposits has grown as a percentage of our total deposits.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013		2012
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$5,348	0.07%	$3,553	0.11%
Money market deposit accounts	935,858	0.38%	698,354	0.60%
Time deposits (excluding CDARS®)	465,435	0.91%	505,942	1.16%
CDARS® time deposits	359,845	0.69%	369,075	0.87%
Total interest-bearing deposits	$1,766,486	0.58%	$1,576,924	0.84%
Noninterest-bearing deposits	102,649	—	171,277	—
Total average deposits	$1,869,135	0.55%	$1,748,201	0.76%

Average Deposits for the Three Months Ended September 30, 2013 and 2012. For the three months ended September 30, 2013, our average total deposits were $1.9 billion, representing an increase of $120.9 million, or 6.9%, from the same period in 2012. The deposit growth was driven primarily by increases in money market deposit accounts, partially offset by a decrease in time deposit accounts, noninterest-bearing deposits and CDARS® time deposits. Our average cost of interest-bearing deposits of 0.58%, for the three months ended September 30, 2013, decreased from 0.84%, for the same period in 2012, as a result of lower cost of deposits across all categories. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 53.0% of total average interest-bearing deposits, for the three months ended September 30, 2013, from 44.3% for the same period in 2012. Average time deposits and average CDARS® time deposits decreased to 26.3% and 20.4%, respectively, of total average interest-bearing deposits for the three months ended September 30, 2013, compared to 32.1% and 23.4%, respectively, for the same period in 2012. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. The decrease of $68.6 million or 40.1% in average noninterest-bearing deposits, from $171.3 million for the three months ended September 30, 2012, to $102.6 million, for the same period in 2013, is primarily the result of the December 31, 2012, expiration of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. In connection with the expiration of this program, a majority of our deposits that had benefited from the additional insurance were moved into the Promontory ICS® reciprocal program, which continues to provide these customers with unlimited insurance.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013		2012
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$5,484	0.07%	$3,910	0.07%
Money market deposit accounts	923,962	0.41%	648,750	0.61%
Time deposits (excluding CDARS®)	479,609	1.01%	466,200	1.33%
CDARS® time deposits	354,172	0.77%	383,101	0.97%
Total interest-bearing deposits	$1,763,227	0.64%	$1,501,961	0.92%
Noninterest-bearing deposits	88,018	—	189,357	—
Total average deposits	$1,851,245	0.61%	$1,691,318	0.82%

Average Deposits for the Nine Months Ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, our average total deposits were $1.9 billion, representing an increase of $159.9 million, or 9.5%, from the same period in 2012. The deposit growth was driven by increases in money market deposit accounts and time deposit accounts, partially offset by a decrease in noninterest-bearing deposits and CDARS® time deposits. Our average cost of interest-bearing deposits of 0.64%, for the nine months ended September 30, 2013, decreased from 0.92%, for the same period in 2012, as a result of lower cost of deposits across all categories. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 52.4% of total average interest-bearing deposits, for the nine months ended September 30, 2013, from 43.2% for the same period in 2012. Average time deposits and average CDARS® time deposits decreased to 27.2% and 20.1%, respectively, of total average interest-bearing deposits for the nine months ended September 30, 2013, compared to 31.0% and 25.5%, respectively, for the same period in 2012. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. The decrease of $101.3 million or 53.5% in average noninterest-bearing deposits, from $189.4 million for the nine months ended September 30, 2012, to $88.0 million, for the same period in 2013, is primarily the result of the December 31, 2012, expiration of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Act. In connection with the expiration of this program, a majority of our deposits that had benefited from the additional insurance were moved into the Promontory ICS® reciprocal program, which continues to provide these customers with unlimited insurance.

Borrowings

Deposits are the primary source of funds for our lending and investment activities, as well as general business purposes. As an alternative source of liquidity, we may obtain advances from the FHLB of Pittsburgh, sell investment securities subject to our obligation to repurchase them, purchase Federal funds or engage in overnight borrowings from the FHLB or our correspondent banks. The following table presents certain information with respect to our borrowings, as of September 30, 2013 and December 31, 2012.

	September 30, 2013				December 31, 2012
(Dollars in thousands)	Amount	Rate	Maximum Outstanding at Any Month End	Original Term	Amount	Rate	Maximum Outstanding at Any Month End	Original Term
FHLB borrowings: short-term	$—	—	$—	—	$—	0.23%	$5,000	7 days
FHLB borrowings: long-term	20,000	0.42%	20,000	2 years	20,000	0.42%	20,000	2 years
Total borrowings	$20,000	0.42%	$20,000		$20,000	0.42%	$25,000

Liquidity

We evaluate liquidity both at the parent company level and at the Bank level. Since the Bank represents our only material asset, other than cash, our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and the net proceeds from the sale of our securities. As of September 30, 2013, our primary liquidity needs at the parent company level were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the nine months ended September 30, 2013, there were no material parent company obligations, as compared to $1.1 million for the same period in 2012. Our parent company's only obligations for the nine months ended September 30, 2012, consisted of dividend payments on the Series A and Series B preferred stock that we had issued to the Department of the Treasury in connection with our participation in the Capital Purchase Program. We have funded all parent company obligations through dividends received from the Bank or with the net proceeds from the sale of our securities. We believe that our cash on hand at the parent company level, which was $66.8 million, as of September 30, 2013, coupled with the dividend paying capacity of the Bank, were adequate to fund any foreseeable parent company obligations as of September 30, 2013.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. Our ALCO has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, “well capitalized” regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. ALCO is designated as the body responsible for monitoring and implementation of these policies. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Our principal sources of asset liquidity are cash and cash due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled payments) and earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposits, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to the brokered CD market including CDARS®, and the ability to raise debt and equity. Customer deposits are an important source of liquidity which depends on the confidence of those customers in us, supported by our capital position and the protection provided by FDIC insurance.

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position, including a liquidity gap, which measures potential sources and uses of funds over future periods. Policy guidelines have been established for a variety of liquidity-related performance metrics, such as net loans to deposits, brokered funding composition, cash to total loans and duration of time deposits, among others, all of which are utilized in measuring and managing our liquidity position. The ALCO also performs contingency funding and capital stress analyses at least quarterly to determine our ability to meet potential liquidity and capital needs under stress scenarios that cover varying time horizons ranging from immediate to long term. Policy guidelines require coverage ratios of potential sources greater than uses depending on the scenario and time horizon. These are reviewed on a quarterly basis with our board of directors.

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 85.4% and 88.0% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, we had available liquidity of $662.1 million, or 30.1% of total assets. These sources were comprised of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $305.9 million, or 13.9% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $356.2 million, or 16.2% of total assets.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Available cash	$120,960	$165,036
Unpledged investment securities	184,959	153,138
Net borrowing capacity	356,167	225,123
Total liquidity	$662,086	$543,297

For the nine months ended September 30, 2013, we generated $25.4 million in cash from operating activities, compared to $16.7 million for the same period in 2012. This increase was primarily the result of a refund of an FDIC insurance payment, net of proceeds from the sale of trading securities offset partially by purchases of investment securities trading, and an increase in prepaid income taxes. Investing activities resulted in a net cash outflow of $207.1 million, for the nine months ended September 30, 2013, as compared to a net cash outflow of $253.6 million for the same period in 2012. This decrease was primarily due to purchases of investment securities available-for-sale which totaled $150.3 million, for the nine months ended September 30, 2013, compared to $65.9 million for the same period in 2012, partially offset by net growth in loans of $93.9 million for the nine months ended September 30, 2013 and purchased loans of $41.1 million, compared to $213.6 million in net growth of loans for the same period in 2012, coupled with proceeds from the sale of investment securities available-for-sale totaling $58.0 million, for the nine months ended September 30, 2013, compared to $19.7 million for the same period in 2012. Financing activities resulted in a net inflow of $121.4 million for the nine months ended September 30, 2013, compared to a net inflow of $178.5 million for the same period in 2012, primarily as a result of a net growth in deposits of $55.3 million for the nine months ended September 30, 2013, compared to net growth of $132.8 million in deposits, for the same period in 2012, coupled with the proceeds from the issuance of common stock of $66.0 million.

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

Shareholders' Equity. Shareholders' equity increased to $289.1 million as of September 30, 2013, compared to $217.7 million as of December 31, 2012. The $71.3 million, or 32.8%, increase during the nine months ended September 30, 2013, was attributable to net income of $8.1 million, common stock proceeds of $66.0 million, the impact of $491,000 in stock-based compensation and $125,000 stock options exercised, partially offset by a decrease of $3.3 million in accumulated other comprehensive income.

Regulatory Capital. As of September 30, 2013 and December 31, 2012, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as “well capitalized” for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain categorized as “well capitalized” under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	September 30, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$309,255	14.51%	N/A	N/A	N/A	N/A
Bank	$242,426	11.38%	$170,472	8.00%	$213,091	10.00%
Tier 1 risk-based capital ratio
Company	$290,456	13.63%	N/A	N/A	N/A	N/A
Bank	$223,627	10.49%	$85,236	4.00%	$127,854	6.00%
Tier 1 leverage ratio
Company	$290,456	13.23%	N/A	N/A	N/A	N/A
Bank	$223,627	10.18%	$175,700	8.00%	$175,700	8.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$234,370	11.88%	N/A	N/A	N/A	N/A
Bank	$233,723	11.84%	$157,875	8.00%	$197,344	10.00%
Tier 1 risk-based capital ratio
Company	$216,053	10.95%	N/A	N/A	N/A	N/A
Bank	$215,406	10.92%	$78,937	4.00%	$118,406	6.00%
Tier 1 leverage ratio
Company	$216,053	10.35%	N/A	N/A	N/A	N/A
Bank	$215,406	10.31%	$167,070	8.00%	$167,070	8.00%

Contractual Obligations and Commitments

The following tables present significant fixed and determinable contractual obligations of principal that may require future cash payments as of the dates indicated.

	September 30, 2013
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,054,462	$—	$—	$—	$1,054,462
Certificates and other time deposits	678,338	145,894	—	—	824,232
Borrowings	20,000	—	—	—	20,000
Operating leases	1,541	2,469	2,071	2,312	8,393
Total contractual obligations	$1,754,341	$148,363	$2,071	$2,312	$1,907,087

	December 31, 2012
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$998,322	$—	$—	$—	$998,322
Certificates and other time deposits	618,898	206,159	—	—	825,057
Borrowings	—	20,000	—	—	20,000
Operating leases	1,510	2,709	2,272	3,029	9,520
Total contractual obligations	$1,618,730	$228,868	$2,272	$3,029	$1,852,899

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

	September 30, 2013
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$309,763	$122,138	$170,889	$34,488	637,278
Standby letters of credit	18,704	38,740	31,107	—	88,551
Total off-balance sheet arrangements	$328,467	$160,878	$201,996	$34,488	$725,829

	December 31, 2012
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$224,410	$126,339	$158,819	$13,149	522,717
Standby letters of credit	14,777	17,322	58,719	—	90,818
Total off-balance sheet arrangements	$239,187	$143,661	$217,538	$13,149	$613,535

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

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$10,379	16.47%	-20.00%	$10,655	17.74%
+200	$6,354	10.09%	-15.00%	$6,233	10.38%
+100	$2,683	4.26%	-10.00%	$2,471	4.11%
–100	$2,053	3.26%	-10.00%	$1,908	3.18%

Economic value of equity:
+300	$(27,031)	(8.94)%	+/-30.00%	$(13,315)	(5.99)%
+200	$(18,703)	(6.19)%	+/-20.00%	$(8,817)	(3.96)%
+100	$(9,670)	(3.20)%	+/-10.00%	$(3,803)	(1.71)%
–100	$7,680	2.54%	+/-10.00%	$5,940	2.67%

Given the relatively low current interest rate environment, it is our strategy to continue to manage an asset sensitive interest rate risk position in our net interest income measure. Therefore, rising rates are expected to have a positive effect on net interest income versus net interest income if rates remain unchanged. The results of the EVE calculation, while demonstrating liability sensitivity, indicate a low level of interest rate risk. We also acknowledge and will simultaneously attempt to manage the liability sensitivity demonstrated in our economic value of equity measure.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	Interest Rate Sensitivity Period
	September 30, 2013
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$135,340	$—	$—	$—	$—	$—	$—	$135,340
Federal funds sold	3,612	—	—	—	—	—	—	3,612
Total investment securities	107,417	6,711	15,197	45,648	16,522	45,661	2,250	239,406
Total loans	1,333,039	30,605	45,696	228,037	99,483	11,891	17,753	1,766,504
Other assets	—	—	—	—	—	—	56,035	56,035
Total assets	$1,579,408	$37,316	$60,893	$273,685	$116,005	$57,552	$76,038	$2,200,897

Liabilities:
Transaction accounts	$941,149	$—	$—	$—	$—	$—	$113,313	$1,054,462
Certificates of deposit	160,713	161,215	356,410	145,894	—	—	—	824,232
Long-term borrowings	—	—	20,000	—	—	—	—	20,000
Other liabilities	—	—	—	—	—	—	13,137	13,137
Total liabilities	1,101,862	161,215	376,410	145,894	—	—	126,450	1,911,831

Equity	—	—	—	—	—	—	289,066	289,066

Total liabilities and equity	$1,101,862	$161,215	$376,410	$145,894	$—	$—	$415,516	$2,200,897

Interest rate sensitivity gap	$477,546	$(123,899)	$(315,517)	$127,791	$116,005	$57,552	$(339,478)
Cumulative interest rate sensitivity gap	$477,546	$353,647	$38,130	$165,921	$281,926	$339,478
Cumulative interest rate sensitive assets to rate sensitive liabilities	143.3%	128.0%	102.3%	109.3%	115.8%	119.0%	115.1%
Cumulative gap to total assets	21.7%	16.1%	1.7%	7.5%	12.8%	15.4%

	Interest Rate Sensitivity Period
	December 31, 2012
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$192,055	$—	$—	$—	$—	$—	$—	$192,055
Federal funds sold	7,026	—	—	—	—	—	—	7,026
Total investment securities	57,781	30,343	50,501	5,353	4,229	36,852	6,128	191,187
Total loans	1,241,895	23,259	38,245	254,629	72,860	(464)	11,204	1,641,628
Other assets	—	—	—	—	—	—	41,233	41,233
Total assets	$1,498,757	$53,602	$88,746	$259,982	$77,089	$36,388	$58,565	$2,073,129

Liabilities:
Transaction accounts	$897,927	$—	$—	$—	$—	$—	$100,395	$998,322
Certificates of deposit	148,287	96,053	374,558	206,159	—	—	—	825,057
Long-term borrowings	—	—	—	20,000	—	—	—	20,000
Other Liabilities	—	—	—	—	—	—	12,026	12,026
Total liabilities	1,046,214	96,053	374,558	226,159	—	—	112,421	1,855,405

Equity	—	—	—	—	—	—	217,724	217,724

Total liabilities and equity	$1,046,214	$96,053	$374,558	$226,159	$—	$—	$330,145	$2,073,129

Interest rate sensitivity gap	$452,543	$(42,451)	$(285,812)	$33,823	$77,089	$36,388	$(271,580)
Cumulative interest rate sensitivity gap	$452,543	$410,092	$124,280	$158,103	$235,192	$271,580
Cumulative interest rate sensitive assets to rate sensitive liabilities	143.3%	135.9%	108.2%	109.1%	113.5%	115.6%	111.7%
Cumulative gap to total assets	21.8%	19.8%	6.0%	7.6%	11.3%	13.1%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 102.3% as of September 30, 2013, as compared to 108.2% as of December 31, 2012, as the growth in our deposits during this period was primarily driven by growth in money market deposits.

Various loans across our portfolio have floating rate index floors. As of September 30, 2013 and December 31, 2012, there were $187.0 million and $241.5 million, respectively, in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of these amounts, $92.6 million and $110.4 million, respectively, have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating rate loans given a 100 basis point upward shock in interest rates. The remaining $94.4 million and $131.1 million, respectively, have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed rate loans given a 100 basis point upward shock in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended September 30, 2013, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: November 7, 2013

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.