Form 10-K
period 2013-12-31
TriState Capital Holdings, Inc.
filed 2014-03-03
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K
_________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Zip Code)

(412) 304-0304
(Registrant's telephone number, including area code)
_________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of June 30, 2013, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $394,457,000.

As of February 14, 2014, there were 28,690,279 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the Securities and Exchange Commission for the annual shareholders meeting to be held May 20, 2014, are incorporated by reference into Part III.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY

PART I

ITEM 1. BUSINESS

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

Our success has been built upon the vision and focus of our executive management team to establish the premier regional business bank for middle market companies by combining the sophisticated banking products of a large financial institution with the personalized service of a community bank. Our management team and board of directors have extensive commercial banking and investment management experience as well as valuable business relationships in the markets we serve and products we offer. Our branchless banking model involves centralized deposit operations, underwriting, portfolio management, credit administration, legal and compliance, and risk management, among other administrative functions at our headquarters, while our representative offices are used to market our loan and deposit products and services. We believe significant growth and enhanced profitability will be achieved as we further leverage the relationships of our sales force and our scalable infrastructure.

On January 3, 2014, we entered into a definitive asset purchase agreement with Chartwell Investment Partners LP, an investment management firm with over 150 institutional clients and approximately $7.5 billion in assets under management. We believe that this acquisition will enhance our recurring fee revenue, provide new product offerings for our national network of financial intermediaries, and leverage our financial services distribution capabilities. This acquisition is expected to close by the end of the first quarter in 2014.

Our Business Strategy

The genesis of our formation was a belief by our founder and co-founders that the banking needs of middle market businesses in our primary markets and many high net worth individuals were not adequately served by the banking industry. They believed that a sales oriented, conservatively managed and scalable bank, with highly experienced bankers and without the cost structure of a traditional branch network, could grow and generate attractive returns for shareholders. The following are the key components of our business strategies:

Our Sales and Distribution Culture. We focus on efficient and profitable sales and distribution of middle market business and private banking products and services, while maintaining a low-risk and diversified balance sheet. Each of our 42 middle market and private banking relationship managers concentrates on marketing our specific product and service offerings within his or her target market. Our relationship managers have significant experience in the banking and financial services industries and are focused on customer service. We monitor gross profit contribution, loan and deposit growth, and asset quality by market and by relationship manager. Our compensation program is designed to incentivize our market presidents and relationship managers to prudently grow their loans, deposits and profitability, while maintaining strong asset quality.

Disciplined Risk Management. We place an uncompromising emphasis on effective risk management as an integral component of our organizational culture. We use our risk management infrastructure to monitor existing operations, support decision-making and improve the success rate of new initiatives. To maintain strong asset quality, we employ centralized and thorough loan underwriting, a diversified loan portfolio, highly experienced credit analysts and portfolio managers and a conservative investment securities portfolio. Our relationship managers have no individual signing authority and, except for a narrowly defined category of loans secured solely by cash or marketable securities, each new loan request must be approved by our Senior Loan Committee. In addition, we have focused on growing loans originated through our private banking channel. We believe these loans have lower credit risk because they are typically personally guaranteed by high net worth borrowers and/or are secured by readily liquid collateral, such as marketable securities.

Experienced Professionals. Having successful and high quality professionals is critical to continuing to drive prudent growth in our business. In addition to our experienced executive management team and board of directors, we employ highly experienced personnel across our entire organization. Our middle market banking presidents each have at least 25 years of banking experience and our middle market relationship managers have an average of more than 20 years of banking experience. We believe that our distinct business model, culture, and scalable platform enable us to attract and retain high quality professionals. Additionally, our low overhead costs give us the financial capability to attract and incentivize qualified professionals who desire to work in an entrepreneurial and results-oriented organization.

Efficient and Scalable Operating Model. We believe our branchless banking model gives us a competitive advantage by eliminating the overhead and intense management requirements of a traditional branch network. Moreover, we believe that we have a scalable platform and organizational infrastructure that position us to grow our revenue more rapidly than our operating expenses. Key attributes of our branchless banking model include: (1) existing relationship manager and staffing levels at our headquarters and representative offices which we believe are adequate to support significant growth; (2) a highly scalable private banking channel through our loan referral relationships; (3) centralized deposit operations, underwriting, portfolio management, credit administration, accounting, finance, risk management, compliance, legal and human resources at our headquarters; (4) qualified external data processing and technology providers; and (5) our ability to replicate our model in new markets with low entry costs. Relationship managers in our representative offices solicit loan and deposit products and services in their markets and act as liaisons to our headquarters. Consistent with our centralized operations and regulatory requirements, however, we do not disburse or transmit funds, accept loan repayments or contract for deposits or deposit-type liabilities through our representative offices.

Lending Strategy. We generate loans through our middle market banking and private banking channels. These channels provide risk diversification and offer significant growth opportunities.

•
Middle Market Banking Channel. As of December 31, 2013, there were more than 125,000 middle market businesses (defined as businesses with revenues between $5.0 million and $300.0 million) located within our primary markets, according to OneSource Information Services, Inc. To capitalize on this opportunity, each of our representative offices is led by a market president who has over 25 years of banking experience, including significant experience in his or her relevant geographic markets. Our market presidents understand the specialized lending needs of the middle market businesses in their area. They are supported by highly experienced relationship managers with a reputation for success in targeting middle market business customers and maintaining strong credit quality within their loan portfolios.

•
Private Banking Channel. We also provide loan products and services nationally to executives and high net worth individuals many of whom we source through referral relationships with independent broker-dealers, wealth managers, family offices, trust companies and other financial intermediaries. Our private banking products include loans secured by cash, marketable securities and other asset-based loans. Our relationship managers have cultivated referral arrangements with 75 financial intermediaries. Under these arrangements, the financial intermediaries are able to refer their clients to us for responsive and sophisticated banking services. We believe many of our referral relationships also create cross-selling opportunities with respect to our deposit products.

As shown in the table below, we have achieved loan growth through each of our banking channels. Our middle market banking channel generated $85.7 million of loan growth for the year ended December 31, 2013. Within our middle market channel, our commercial and industrial loans declined by $13.0 million, or 1.7%, while our commercial real estate loans grew by $98.7 million, or 21.8%, for the year ended December 31, 2013.

As of December 31, 2013, loans sourced through our private banking channel represented 30.6% of our total loans, including personal and commercial, and such loans grew by $133.5 million, or 30.6%, for the year ended December 31, 2013. In addition, as of December 31, 2013, $349.8 million of our private banking channel loans were secured by cash and marketable securities, which represented an increase of $112.6 million, or 47.5%, for the year ended December 31, 2013. We expect continued strong loan and deposit growth in this channel, in part, because we added 18 new loan referral relationships during the year ended December 31, 2013 for a total of 75 referral relationships at the end of 2013. We have also experienced continued growth in the number of customers resulting from our existing referral relationships.

	December 31,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Middle market banking offices:
Western Pennsylvania	$369,866	$365,807	$4,059	1.1%
Eastern Pennsylvania	383,985	402,645	(18,660)	(4.6)%
Ohio	239,209	262,886	(23,677)	(9.0)%
New Jersey	218,959	170,424	48,535	28.5%
New York (1)	79,410	3,984	75,426	1,893.2%
Total middle market banking channel loans	1,291,429	1,205,746	85,683	7.1%
Total private banking channel loans	569,346	435,882	133,464	30.6%
Total loans	$1,860,775	$1,641,628	$219,147	13.3%

(1)	Our New York representative office opened for business in August 2012.

Middle Market Lending. We believe we have significant opportunities for continued loan growth due to our expertise in middle market commercial lending. Our market presidents and relationship managers have significant experience in our primary markets, as well as with middle market loan products and businesses. Our middle market bankers gained their expertise through training and experience with various larger banks within our markets and have brought with them a wealth of lending knowledge. We believe this is evidenced by our track record of middle market commercial loan growth and our history of strong asset quality.

Private Banking Channel Lending. The fastest growing component of our loan portfolio is the loans secured by marketable securities sourced through our private banking channel. These loans are primarily made to individuals, closely held businesses, partnerships or trusts. Our executive and senior management teams and our board of directors have extensive experience in the wealth management and securities industries. This expertise helps us to better understand and anticipate the banking needs of this market, to develop relationships more quickly and to more effectively manage the risk in this segment of our loan portfolio. We have developed a proprietary system for monitoring the account balances and collateral values of marketable securities that secure our private banking channel loans. We believe this system helps us to more effectively mitigate the credit risk associated with these loans. Since inception, we have had no charge-offs related to our loans secured by marketable securities.

Deposit Funding Strategy.  Since inception, we have focused on creating and growing diversified, stable, and low all-in cost deposit channels, both in our primary markets and across the United States, without operating a traditional branch network. As of December 31, 2013, we consider more than 80.0% of our total deposits to be sourced from direct customer relationships. We believe our sources of deposits continue to provide excellent opportunities for growth. Our sources of deposits include:

•	deposits from high net worth individuals and business customers from our private banking channel, including family offices, trust companies and wealth management firms;

•	deposits from businesses and municipalities located within our primary markets; and

•	deposit accounts from financial institutions.

We take a multilayered approach to our deposit growth strategy. We believe our relationship managers are an integral part of this approach and, accordingly, we have competitive incentives for them to increase the deposits associated with their relationships. We have four relationship managers who are specifically dedicated to deposit generation and treasury management, and we plan to add additional such professionals as appropriate to support our growth. Additionally, we believe that our financial performance and our products and services that are targeted to our markets enhance our deposit growth. For additional details regarding our deposit products and services, see “Our Products and Services-Deposits.”

Investment Management Strategy.  We have executed on our investment management strategy with the January 3, 2014, signing of a definitive asset purchase agreement with Chartwell Investment Partners LP, an investment management firm with over 150 institutional clients and approximately $7.5 billion in assets under management. We believe that this acquisition will enhance our recurring fee revenue, provide new product offerings for our national network of financial intermediaries, and leverage our financial services distribution capabilities. We have received regulatory approval and this acquisition is expected to close by the end of the first quarter in 2014. All of the employees of Chartwell, including the experienced management team, will join our investment management business upon the closing. In addition, James F. Getz, our Chairman, Chief Executive Officer and President, along with several members of our board of directors, including James J. Dolan, James E. Minnick and Richard B. Seidel, and a number of our other personnel have significant experience in investing in and operating investment management companies.

Market Reputation. We believe that our strong market reputation has become and will remain a competitive advantage within our primary markets and for our private banking channel. We believe that we have established a reputation as both a sophisticated lender and a customer-focused financial institution. Given the timing of our formation, our limited exposure to higher risk loan products such as land development loans and our relatively strong asset quality, we have been able to focus more of our attention on building strong business and personal relationships and addressing the particular needs of our customers.

Our Markets

For our middle market banking channel, our primary markets of Pennsylvania, Ohio, New Jersey and New York include the four major metropolitan statistical areas ("MSA") of Pittsburgh and Philadelphia, Pennsylvania; Cleveland, Ohio and New York, New York (which includes northern New Jersey) in which our headquarters and four representative offices are located. We believe that our primary markets including these MSAs are long-term, attractive markets for the types of products and services that we offer, and we anticipate that these markets will continue to support our projected growth. With respect to our loans and other financial services and products, we selected the locations for our representative offices partially based upon the number of middle market businesses located in these MSAs and their respective states. As of December 31, 2013, there were more than 125,000 middle market businesses in our primary markets with annual sales between $5.0 million and $300.0 million, which represented approximately 16.6% of the national total as of that date, according to OneSource Information Services, Inc. According to SNL Financial, as of July 1, 2012, the aggregate population of the four MSAs in which our headquarters and four representative offices are located was approximately 29.5 million, which represented approximately

9.4% of the national population at that time. We believe that the population and business concentrations within our primary markets provide attractive opportunities to grow our business.

Through our distribution channels, we pursue and create deposit relationships with customers located throughout the United States, as well as more specifically in our primary markets, including the four MSAs where our offices are located. Because our deposit operations are centralized in our Pittsburgh headquarters, though, all of our deposits are aggregated and accounted for in that MSA. For these distribution and reporting reasons, we do not consider deposit market share in any MSA or any of our primary markets to be relevant data. However, for perspective on the size of the deposit markets in which we have offices, the total aggregate deposits in the four MSAs were approximately $1.4 trillion as of December 31, 2013, according to SNL Financial.

In addition to middle market businesses in our primary markets, we also serve high net worth individuals on a national basis, which we primarily source through referral relationships with independent broker-dealers, wealth managers, family offices, trust companies and other financial intermediaries. We view our product offerings as being most appealing to those households with $500,000 or more in net worth (not including their primary residence).

Our Products and Services

We offer our clients an array of products and services, including loan and deposit products, cash management services and capital market services such as interest rate swaps. Our loan products include, among others, commercial and personal loans, asset-based loans, commercial real estate loans, loans secured by cash or marketable securities, acquisition financing, and letters of credit. Our deposit products include, among others, checking accounts, money market deposit accounts, certificates of deposit, and Promontory’s CDARS® and Insured Cash Sweep® services. Our cash management services include online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services, foreign exchange and controlled disbursement. More information about our key products and services, including a discussion about how we manage our products and services within our overall business and enterprise risk strategy, is set forth below.

We expect to continue to develop and implement additional products for our clients, including the investment management product offerings we anticipate offering to our financial intermediary referral sources through our pending acquisition of an investment management business. For additional information, see “Our Business Strategy-Investment Management Strategy.”

Loans

Our primary source of income is interest on loans. Our loan portfolio consists primarily of commercial and industrial loans, real estate loans secured by commercial real estate properties and personal loans to our private banking clients. Our loan portfolio represents the highest yielding component of our earning assets.

The following table presents the composition of our loan portfolio, by category, as of December 31, 2013.

(Dollars in thousands)	December 31, 2013	Percent of Loans
Commercial and industrial	$879,440	47.2%
Commercial real estate	576,004	31.0%
Private banking-personal	405,331	21.8%
Total loans	$1,860,775	100.0%

Commercial and Industrial Loans.  Our commercial and industrial loan portfolio includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing acquisitions and recapitalizations. Cash flow from the borrower’s operations provides the primary source of repayment for these loans. Except for our commercial loans that are secured by cash or marketable securities, the primary risks associated with commercial and industrial loans include potential declines in the value of collateral securing these loans, the highly-leveraged nature and inconsistent earnings of some commercial borrowers and the larger average balances of commercial and industrial loans made to individual borrowers. We work throughout the lending process to manage and mitigate such risks within our commercial and industrial loan portfolio.

Included in the commercial and industrial loans above are $140.4 million of loans sourced through our private banking channel to entity borrowers or with proceeds to be used for a commercial or business purpose, a majority of which are secured by marketable securities.

Our commercial and industrial loans include both working capital lines of credit and term loans. Working capital lines of credit generally have maturities ranging from one to five years. Availability under our commercial lines of credit is typically limited to a percentage of the value of the assets securing the line. Those assets typically include accounts receivable, inventory and occasionally equipment.

Depending on the risk profile of the borrower, we may require periodic accounts receivable and payables agings, as well as borrowing base certificates representing borrowing availability after applying appropriate advance percentage rates to the collateral. Our commercial and industrial term loans generally have maturities between three to five years, and typically do not extend beyond seven years. Our commercial and industrial lines of credit and term loans typically have floating interest rates.

Commercial Real Estate Loans.  We concentrate on making commercial real estate loans to experienced borrowers that have an established history of successful projects. The cash flow from income-producing properties or the sale of property from for-sale construction and development loans are generally the primary sources of repayment for these loans. The equity sponsors of our borrowers generally provide a secondary source of repayment from excess global cash flows and liquidity. The primary risks associated with commercial real estate loans include credit risk arising from difficulty in liquidating collateral securing the loans, the dependency of repayment upon income generated from the property securing the loan and the vulnerability of such income to changes in market conditions. We work throughout the lending process to manage and mitigate such risks within our commercial real estate loan portfolio.

A majority of our commercial real estate loans are made to borrowers with projects or properties located within our primary markets. Our relationship managers are experienced lenders who are familiar with the trends within their local real estate markets.

The table below shows the composition of our commercial real estate portfolio as of December 31, 2013.

(Dollars in thousands)	December 31, 2013	Percent of CRE Loans	Percent of Total Loans
Commercial real estate term loans:
Income-producing property loans	$339,068	58.9%	18.3%
Owner-occupied term loans	78,386	13.6%	4.2%
Multifamily/apartment loans	100,927	17.5%	5.4%
Total real estate term loans	518,381	90.0%	27.9%
Residential construction loans	9,312	1.6%	0.5%
Other construction loans	43,129	7.5%	2.3%
Land development loans	5,182	0.9%	0.3%
Total commercial real estate loans	$576,004	100.0%	31.0%

Included in the commercial real estate loans above are $23.6 million of loans sourced through our private banking channel with proceeds to be used for a commercial or business purpose.

•
Real Estate Term Loans. As of December 31, 2013, approximately $518.4 million, or approximately 27.9% of total loans, consisted of real estate term loans. Our real estate term loans include credit secured by various types of income-producing properties, owner-occupied term loans and multifamily/apartment loans. In making real estate term loans, we look for income-producing properties that have established cash flows sufficient to service the proposed loan on an amortizing basis. Our real estate term loans generally have maturities of five to seven years and are offered with both fixed and floating interest rates. In addition to providing real estate term loans for investment properties, we also finance owner-occupied commercial properties.

•
Construction Loans. As of December 31, 2013, approximately $52.4 million, or approximately 2.8% of total loans, consisted of residential and other construction loans. Our residential construction loans are typically for single-family residential properties. Our other construction loans are typically for projects used in manufacturing, warehousing, office, service, retail and multifamily housing. These loans are usually floating rate loans. Generally, our construction loans have a term of one to three years, but can include an amortizing term loan period of generally three to five years contingent upon the property meeting established debt service coverage levels. Properties related to our construction loans are frequently pre-leased at a level that will generate sufficient cash flow to service the fully advanced construction loan on an amortizing basis upon the completion of construction.

•
Land Development Loans. As of December 31, 2013, the remaining $5.2 million, or approximately 0.3% of total loans, consisted of land development loans. Our land development loans include loans to finance the purchase and development of land for sale. We make these loans on a limited basis. In making land development loans, we typically require a higher level of equity to be invested by the borrower and strong levels of borrower global cash flows to reduce reliance on land sales for repayment of the loan. These loans are typically structured as lines of credit with one to three year maturities and usually have floating interest rates.

Private Banking-Personal Loans. Our private banking-personal loans, along with certain of our loans classified as commercial loans, are sourced through our private banking channel, which operates on a national basis. These loans consist primarily of loans made to high net worth individuals that may be secured by cash, marketable securities, residential property or other financial assets. We also have a limited number of unsecured loans and lines of credit in our private banking-personal loan portfolio that have been made to creditworthy borrowers. The primary source of repayment for these loans is the income and assets of the borrower(s). Because a majority of our private banking-personal loans are secured by cash, marketable securities or residential real estate, we believe the credit risk inherent in this segment of our portfolio is lower than the risk associated with our commercial and industrial and commercial real estate portfolios, although there are risks associated with the value of the collateral securing these loans.

Our private banking-personal lines of credit are generally due on demand or have terms of 364 days. Our term loans (other than mortgage loans) in this category generally have maturities of three to five years. On an accommodative basis, we have made personal residential real estate loans consisting primarily of first and second mortgage loans for residential properties, including jumbo mortgages. Our residential mortgage loans typically have maturities of seven years or less. On a limited basis we have originated mortgage loans with maturities of up to ten years and acquired other residential mortgages that had original maturities of up to 30 years. Our personal lines of credit typically have floating interest rates. We examine the personal cash flow and liquidity of our individual borrowers when underwriting our private banking-personal loans not secured by cash or marketable securities. In some cases we require our borrowers to agree to maintain a minimum level of liquidity that will be sufficient to repay the loan.

As of December 31, 2013, we had $405.3 million of outstanding private banking-personal loans, or approximately 21.8% of total loans. As discussed above, we also make loans through our private banking channel with the proceeds used for a commercial or business purpose. Those loans are included in the above-described commercial and industrial and commercial real estate categories for the purposes of this discussion.

The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	December 31, 2013	Percent of Private Banking Channel Loans	Percent of Total Loans
Private banking-personal loans:
Secured by residential real estate	$162,681	28.6%	8.8%
Secured by cash and marketable securities	235,113	41.3%	12.6%
Other	7,537	1.3%	0.4%
Total private banking-personal loans	405,331	71.2%	21.8%
Private banking-commercial loans:
Secured by commercial real estate	23,616	4.2%	1.3%
Secured by cash and marketable securities	114,653	20.1%	6.2%
Other	25,746	4.5%	1.4%
Total private banking-commercial loans	164,015	28.8%	8.9%
Total private banking channel loans	$569,346	100.0%	30.7%

Loan Underwriting

Our focus on maintaining strong asset quality is pervasive throughout all aspects of our lending activities, and it is especially apparent in our loan underwriting function. We are selective in targeting our lending to middle market businesses, commercial real estate investors and developers and high net worth individuals that we believe will meet our credit standards. Our credit standards are determined by our Credit Risk Policy Committee that is made up of senior bank officers, including our Chairman and Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman, Chief Credit Officer, Chief Risk Officer and our market presidents.

Our underwriting process is multilayered. Prospective loans are first reviewed by our relationship managers and market presidents. The prospective commercial and certain private banking loans are then presented to a pre-screen group composed of the Chief Credit Officer and all of the market presidents. Finally, the prospective loans are submitted to our Senior Loan Committee for approval, with the exception of a limited amount of loans that are fully secured by cash or marketable securities. Members of the Senior Loan Committee include our Chairman and Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman, Chief Credit Officer, Chief Risk Officer (as a non-voting member) and our market presidents. All of our lending personnel, from our relationship managers to the members of our Senior Loan Committee, have significant experience that benefits our underwriting process.

We maintain high credit quality standards. Each credit approval, renewal, extension, modification or waiver is documented in written form to reflect all pertinent aspects of the transaction. Our underwriting analysis generally includes an evaluation of the borrower’s business, industry, operating performance, financial condition and typically includes a sensitivity analysis of the borrower’s ability to repay the loan.

Our lending activities are subject to internal exposure limits that restrict concentrations of loans within our portfolio to certain maximum percentages of our total loans and/or our total capital levels. These exposure limits are approved by our Senior Loan Committee and our board of directors based upon recommendations made by the Credit Risk Policy Committee. Our internal exposure limits are established to avoid unacceptable concentrations in a number of areas, including in our different loan categories and in specific industries. In addition, we have established an informal limit on loans that is significantly lower than our legal lending limit.

Loan Participations

Direct loans include loans that were originated directly by us or, on a limited basis, loans that we have acquired. Participation loans include loans where we provide a pro rata portion of a larger credit facility that is collectively offered by a group of banks with one bank acting as the agent bank. We divide these participation loans into two categories: syndication and club loans. Syndications are participations in loans of at least $20 million that are shared by three or more financial institutions. Our club loans include all of our other participations. Our club loans generally have the following characteristics: (1) a smaller number of participating banks; (2) we hold a larger pro rata percentage participation in the credit; (3) we have a depository relationship with the borrower; and (4) we provide active input with respect to the management of the credit. Many of our syndication loans also have one or more of the above-described characteristics.

We are part of the originating bank group in connection with our loan participations and none of the participation loans in our loan portfolio had been purchased on the secondary market. Our participation loans are to borrowers typically located within our primary markets and are generally made to companies that are known to us and with whom we have direct contact. We utilize the same underwriting criteria for our participation loans that we use for loans that we originate directly.

Loan participations offer advantages in a diversified loan portfolio. These loans have helped us to diversify the risk inherent in our loan portfolio by allowing us to access a broader array of corporations with different credit profiles, repayment sources, geographic footprints and with larger revenue bases than those businesses associated with our direct loans.

The following table presents the composition of our loan portfolio, by category based upon direct loans and participation loans, as of the dates indicated.

	December 31,
(Dollars in thousands)	2013	2012
Sole bank	$1,166,892	$902,185
Lead bank	104,554	73,348
Total direct loans	1,271,446	975,533
Club	111,516	134,661
Syndications	477,813	531,434
Total participations loans	589,329	666,095
Total loans	$1,860,775	$1,641,628

Private Equity Lending

We make loans to companies owned by private equity funds. A majority of the private equity funds that support these borrowers are located within our primary markets. Generally, our private equity fund relationships are with large, well established funds with committed investors. We believe these types of funds possess the financial strength, experience and professionalism to effectively evaluate, manage and support their acquisitions. The companies that we typically finance that are owned by private equity funds are either located within our primary markets or, if outside, are located where we can efficiently service the relationship. We maintain regular direct contact with private equity funds regarding the performance of their companies for which we have provided financing. We regularly monitor our exposure level to any one private equity fund sponsor. As of December 31, 2013, we had $346.5 million in term loans to private equity backed businesses, which represented approximately 18.6% of our total loans.

Loan Portfolio Concentrations

Diversified lending approach.  We are committed to maintaining a diversified loan portfolio. We also concentrate on making loans to businesses where we have or can obtain the necessary expertise to understand the credit risks commonly associated with the borrower’s industry. We avoid lending to businesses that would require a high level of specialized industry knowledge that we do not have.

The following table shows the composition of our loan portfolio by borrower industry as of December 31, 2013.

(Dollars in thousands)	December 31, 2013	Percent of Total Loans
Industry:
Real estate, rental and leasing	$413,875	22.2%
Service	405,333	21.8%
Private household	391,245	21.0%
Manufacturing	266,225	14.3%
Construction	98,166	5.3%
Wholesale trade	68,926	3.7%
Information	56,229	3.0%
Retail trade	39,094	2.1%
Mining	34,914	1.9%
Transportation and warehousing	28,888	1.6%
All others	57,880	3.1%
Total loans	$1,860,775	100.0%

Borrowers represented within the real estate, rental and leasing category are largely owners and managers of both residential and non-residential commercial real estate income-producing properties. Loans extended to borrowers within the service industries include loans to finance working capital and equipment. Significant trade categories represented within the service industries include, among others, financial services, scientific/technical services, health care and hospitality services. Loans extended to borrowers within the manufacturing industry include loans to manufacturers of paper, chemicals, plastics, rubber, glass and clay products. Loans extended to borrowers in the private household industry include our private banking-personal loans.

Geographic criteria.  We focus on developing client relationships with companies that have headquarters and/or significant operations within our primary markets.

The table below shows the composition of our commercial and industrial loans and our commercial real estate loans based upon the states where our borrowers are located. Loans to borrowers located in our four primary market states make up 77.7% of our total commercial loans outstanding as of December 31, 2013. When those loans are aggregated with our loans to borrowers located in states that are contiguous to our primary market states, the percentage increases to approximately 87.3% of our commercial loan portfolio.

(Dollars in thousands)	December 31, 2013	Percent of Total Commercial Loans
Geographic region:
Pennsylvania	$505,170	34.7%
Ohio	216,494	14.9%
New Jersey	196,169	13.5%
New York	212,836	14.6%
Contiguous states	139,716	9.6%
Other states	185,059	12.7%
Total commercial loans	$1,455,444	100.0%

Deposits

An important aspect of our business franchise is the ability to gather deposits. Deposits provide the primary source of funding for our lending activities. We offer traditional depository products including checking accounts, money market deposit accounts and certificates of deposit and CDARS® and ICS® reciprocal products. We also offer cash management services, including online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services and collateral disbursement. Our deposits are insured by the FDIC up to statutory limits. Our average non-brokered deposit account size was $303,000 as of December 31, 2013.

As our institution has matured, we have been successful in developing our non-brokered deposit relationships and this has enabled us to decrease our use of brokered deposits. As of December 31, 2013, non-brokered deposits represented approximately 60.4% of our total deposits. Our non-brokered deposit sources primarily include deposits from financial institutions, high net worth individuals, family offices, trust companies, wealth management firms, business customers and their executives. We compete for deposits by offering a range of deposit products at competitive rates. We also attract deposits by offering customers a variety of cash management services. We maintain direct customer relationships with many of our depositors whose deposits are considered to be brokered for regulatory purposes, including with many of our CDARS® and ICS® reciprocal depositors. For additional information about our deposit products and our overall funding strategy, see “Our Business Strategy-Deposit Funding Strategy.”

The table below shows the balances of our deposit portfolio by source, as of the dates indicated.

	December 31,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Non-brokered deposits:
Private banking
Business	$66,925	$94,441	$(27,516)	(29.1)%
Personal	174,655	181,901	(7,246)	(4.0)%
Total private banking	241,580	276,342	(34,762)	(12.6)%
Financial institutions	496,167	477,268	18,899	4.0%
Businesses	446,511	352,016	94,495	26.8%
Total non-brokered deposits	1,184,258	1,105,626	78,632	7.1%
Brokered deposits:
Money market deposit accounts	308,608	281,322	27,286	9.7%
CDARS® time deposits	418,839	344,980	73,859	21.4%
Time deposits	50,000	91,451	(41,451)	(45.3)%
Total brokered deposits	777,447	717,753	59,694	8.3%
Total deposits	$1,961,705	$1,823,379	$138,326	7.6%
Non-brokered deposits to total deposits	60.4%	60.6%

Competition

We operate in a very competitive industry and face significant competition for customers from bank and non-bank competitors, particularly regional and national institutions, in originating loans, attracting deposits and providing other financial services. We compete for loans and deposits based upon the personal and responsive service offered by our highly experienced relationship managers, access to management and interest rates. As a result of our low fixed operating costs, we believe we are able to compete for customers with the competitive interest rates that we pay on deposits and that we charge on our loans.

Our management believes that our most direct competition for deposits comes from commercial banks, savings and loan associations, credit unions, money market funds and brokerage firms, particularly national and large regional banks, that target the same customers we do. Competition for deposit products is generally based on pricing because of the ease with which customers can transfer deposits from one institution to another. Our cost of funds fluctuates with market interest rates and our ability to further reduce our cost of funds may be affected by higher rates being offered by other financial institutions. During certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds.

Our competition in making loans comes principally from national, regional and large community banks, insurance companies and full service brokerage firms. Many large national and regional commercial banks have a significant number of branch offices in the areas in which we operate. Aggressive pricing policies and terms of our competitors on middle market and private banking loans, especially during a period of prolonged low interest rates, may result in a decrease in our loan origination volume and a decrease in our yield on loans. We compete for loans principally through the quality of products and service we provide to middle market customers and private banking referral relationships, while maintaining competitive interest rates, loan fees and other loan terms.

Our relationship-based approach to business also enables us to compete with other financial institutions in attracting loans and deposits. Our relationship managers and market presidents have significant experience in the banking industry in the markets they serve and are focused on customer service. By capitalizing on this experience and by tailoring our products and services to the specific needs of our clients, we have been successful in cultivating stable relationships with our customers and also with financial intermediaries who refer their clients to us for banking services. We believe our approach to customer relationships will assist us in continuing to compete effectively for loans and deposits in our primary markets and nationally through our private banking channel.

Employees

As of December 31, 2013, we had approximately 129 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Supervision and Regulation

General

Banking is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. TriState Capital Bank is a commercial bank chartered under the laws of the State of Pennsylvania that is not a member of the Federal Reserve System and is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC. This system of supervision and regulation establishes a comprehensive framework for our operations. Failure to meet regulatory standards could have a material and adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

The following is a summary of material laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations. These laws and regulations may change from time to time and the regulatory agencies often have broad discretion in interpreting them. We cannot predict the outcome of any future changes to these laws, regulations, regulatory interpretations, guidance and policies, which may have a material and adverse impact on the financial markets in general, and our operations and activities, financial condition, results of operations, growth plans and future prospects specifically.

Dodd-Frank Act

On July 21, 2010, the Dodd Frank Financial Reform and Consumer Protection Act ("Dodd Frank Act") was enacted. The Dodd-Frank Act aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. Many of the provisions of the Dodd-Frank Act require rulemaking by federal regulatory agencies over the next several years and have delayed effective dates, which will affect how financial institutions are regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is still uncertain at this time.

The Dodd-Frank Act, among other things:

•
establishes the Consumer Financial Protection Bureau, an independent organization within the Federal Reserve with centralized responsibility for promulgating rules for, and enforcing, federal consumer financial protection laws applicable to all entities offering consumer financial products or services;

•	establishes the Financial Stability Oversight Council, tasked with the authority to identify and monitor institutions and systems that pose a systemic risk to the financial system;

•
changes the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the institution’s average total consolidated assets less tangible equity;

•	increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

•	permanently increases the deposit insurance coverage amount from $100,000 to $250,000;

•
requires the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
requires bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state and requires any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed”;

•	directs the Federal Reserve to establish interchange fees for debit cards under a “reasonable and proportional cost” per transaction standard;

•	limits the ability of banking organizations to sponsor or invest in private equity and hedge funds and to engage in proprietary trading;

•	increases regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration;

•	restricts the preemption of select state laws by federal banking law applicable to national banks and removes federal preemption for subsidiaries and affiliates of national banks;

•	authorizes national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location;

•	established the Volcker rule to restrict proprietary trading and ownership of certain funds by banks; and

•	repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing or limiting the activities in which we engage. The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact on our current activities or new financial activities that we may consider in the future, our financial performance and the market in which we operate will depend on the rules the relevant agencies develop, their implementation and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our operations and activities, financial condition, results of operations, growth plans and future prospects.

Volcker Rule Impact on Certain investment Markets

On December 10, 2013, five federal regulatory agencies (the SEC, CFTC, Federal Reserve, FDIC and OCC) approved and published the final rules for the implementation of the Volcker Rule. The final rules go into effect on July 21, 2015. Importantly for banks, the final rules exempted loans from the proprietary trading restrictions imposed on banks for most other assets. In addition to the impact of these rules on bank holding companies and banks, like us and TriState Capital Bank, they also apply to collateralized loan obligations ("CLO"). Further, the rules affected trust preferred securities, including those issued by banks. Tristate Capital Bank has not issued or sponsored either CLOs or trust preferred securities, but TriState Capital Bank from time to time has invested in trust preferred securities. While we do not expect our investment to be directly impacted by the final rules, the full results of these final rules on the markets for CLOs and trust preferred securities could negatively impact our financial condition. Assuming the completion of our acquisition of Chartwell, the Volcker Rule could have material adverse effects on our investment management business.

Regulatory Capital Requirements

Capital adequacy. The Federal Reserve monitors the capital adequacy of our holding company, on a consolidated basis, and the FDIC and the Pennsylvania Department of Banking and Securities monitor the capital adequacy of TriState Capital Bank. The regulatory agencies use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified in one of two tiers. “Tier 1” capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

FDIC and Federal Reserve regulations currently require banks and bank holding companies generally to maintain three minimum capital standards to be "adequately capitalized": (1) a tier 1 capital to total average assets ratio (“tier 1 leverage capital ratio”) of at least 4%; (2) a tier 1 capital to risk-weighted assets ratio (“tier 1 risk-based capital ratio”) of at least 4%; and (3) a total risk-based capital (tier 1 plus tier 2) to risk-weighted assets ratio (“total risk-based capital ratio”) of at least 8%. In addition, the prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our primary markets. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As of December 31, 2013, it was fewer than seven years since the inception of TriState Capital Bank, and, among other things, FDIC policy required that TriState Capital Bank maintain enhanced capital levels of tier 1 leverage capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% to be "well capitalized". As of January 2014, these enhanced equity levels are no longer required for TriState Capital Bank by FDIC policy.

Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, a prohibition on accepting brokered deposits, other restrictions on our business and the termination of deposit insurance by the FDIC.

The Dodd-Frank Act directs federal banking agencies to establish minimum leverage capital requirements and minimum risk-based capital requirements for depository institution holding companies and non-bank financial companies supervised by the Federal Reserve that are not less than the “generally applicable leverage and risk-based capital requirements” applicable to insured depository institutions, in effect applying the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. In addition, under the Dodd-Frank Act, the federal banking agencies adopted new capital requirements to address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. Further, the federal banking agencies have approved changes to existing capital guidelines, as described below under “Basel III.” Capital guidelines may continue to evolve and may have material impacts on us or our banking subsidiary.

Prompt corrective action regulations. Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized financial institutions. For this purpose, a bank is placed in one of the following five categories based on its capital: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the prompt corrective action regulations, as currently in effect, to be “well capitalized,” a bank must have a tier 1 leverage capital ratio of at least 5%, a tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10% and must not be subject to any order or written agreement or directive by a federal banking agency to meet and maintain a specific capital level for any capital measure. As discussed below under “Basel III,” the federal banking agencies have adopted changes to the capital thresholds applicable to each of the five categories under the prompt corrective action regulations that become effective on January 1, 2015.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Furthermore, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The bank holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements.

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2013, TriState Capital Bank met the requirements to be categorized as “well capitalized” based on the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

Basel III. The current risk-based capital guidelines that apply to TriState Capital Bank and us are based on the 1988 capital accord, referred to as Basel I, of the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2004, the Basel Committee published the Basel II capital accord. Basel II modifies risk weightings in an attempt to make capital requirements more risk sensitive and provides two approaches for setting capital standards for credit risk: an “advanced,” internal ratings-based approach tailored to individual institutions’ circumstances, and a “standardized” approach that bases risk weightings on external credit assessments to a much greater extent than permitted under existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures. In 2007, the federal banking agencies adopted final rules implementing the advanced approaches of Basel II for “core” bank holding companies and banks having $250.0 billion or more in total consolidated assets or $10.0 billion or more of foreign exposures. These rules did not apply to us or our banking subsidiary.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In June 2012, the federal banking agencies announced a rule to implement the Basel III requirements for non-core banks and bank holding companies, such as us or our banking subsidiary.

In July, 2013, final rules implementing the Basel III capital accord were adopted. When phased in, Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500.0 million in total assets, and all savings and loan holding companies. The Basel III capital accord will begin phasing in on January 1, 2015.

Among other things, the Basel III rules impact regulatory capital ratios of banking organizations in the following manner, when fully phased in:

•	Create a new requirement to maintain a ratio of common equity tier 1 capital to total risk-weighted assets of not less than 4.5%;

•	Increase the minimum tier 1 leverage capital ratio to 4.0% for all banking organizations (currently 3.0% for certain banking organizations);

•	Increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0%; and

•	Maintain the minimum total risk-based capital ratio at 8.0%.

In addition, the final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization did not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The effect of the capital conservation buffer is to increase the minimum common equity tier 1 capital ratio to 7.0%, the minimum tier 1 risk-based capital ratio to 8.5% and the minimum total risk-based capital ratio to 10.5%, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers.

At the beginning of the Basel III phase-in period, banks and bank holding companies will be required to maintain a ratio of common equity tier 1 capital to risk-weighted assets of 3.5%, a ratio of tier 1 capital to risk-weighted assets of 4.5%, and a ratio of total capital to risk-weighted assets of 8.0%.

Basel III also revised the capital categories for insured depository institutions for purposes of prompt corrective action. Under the new rules, to be categorized as “well capitalized,” an insured depository institution would be required to maintain a minimum common equity tier 1 capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0%, and a tier 1 leverage capital ratio of at least 5.0%. In addition, the Basel III final rules establish more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity tier 1 capital. Additionally, the new rules revise the method for calculating risk-weighted assets to enhance risk sensitivity, particularly with respect to past due loans, certain commercial real estate loans, certain equity exposures to investment funds (including mutual funds), and foreign exposures. They also established alternatives to credit ratings for calculating risk-weighted assets consistent with the Dodd-Frank Act.

We expect that TriState Capital Holdings, Inc. and TriState Capital Bank will meet all minimum capital requirements when effective and that we and the Bank would continue to meet all capital requirements as fully phased in without material adverse effects on our business. However, the capital rules may continue to evolve over time and future changes may have a material adverse effect on our business.

Acquisitions by Bank Holding Companies

We must obtain the prior approval of the Federal Reserve before: (1) acquiring more than five percent of the voting stock of any bank or other bank holding company; (2) acquiring all or substantially all of the assets of any bank or bank holding company; or (3) merging or consolidating with any other bank holding company. The Federal Reserve may determine not to approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, and the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities.

Scope of Permissible Bank Holding Company Activities

In general, the Bank Holding Company Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto.

A bank holding company may elect to be treated as a financial holding company if it and its depository institution subsidiaries are categorized as “well capitalized” and “well managed.” A financial holding company may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. While we may determine in the future to become a financial holding company, we do not have an intention to make that election at this time.

The Bank Holding Company Act does not place territorial limitations on permissible non-banking activities of bank holding companies. The Federal Reserve has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

Source of Strength Doctrine for Bank Holding Companies

Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, TriState Capital Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to TriState Capital Bank are subordinate in right of payment to deposits and to certain other indebtedness of TriState Capital Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of TriState Capital Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Dividends

As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act and Basel III impose additional restrictions on the ability of banking institutions to pay dividends. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Substantially all of our income is derived from, and the principal source of our liquidity is, dividends from TriState Capital Bank. The ability of TriState Capital Bank to pay dividends to us is also restricted by federal and state laws, regulations and policies. Under applicable Pennsylvania law, TriState Capital Bank may only pay cash dividends out of its accumulated net earnings. Prior to the declaration of any dividend, if the surplus of TriState Capital Bank is less than the amount of its capital, it must, until surplus is equal to its capital, transfer to surplus an amount which is at least ten percent of its net earnings for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of TriState Capital Bank is less than fifty percent of the amount of its capital, then it will not be permitted to pay any dividends without the prior approval of the Pennsylvania Department of Banking and Securities.

Under federal law, TriState Capital Bank may not pay any dividend to us if the Bank is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by requiring TriState Capital Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, TriState Capital Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Incentive Compensation Guidance

The federal banking agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on executive compensation are likely to continue evolving.

Restrictions on Transactions with Affiliates and Loans to Insiders

Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Section 23A and 23B of the Federal Reserve Act, and the Federal Reserve’s Regulation W, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates, and generally require those transactions to be on terms at least as favorable to the bank as transactions with non-affiliates. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of the covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. In addition, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. TriState Capital Bank maintains a policy that does not permit loans to employees, including executive officers.

FDIC Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the deposit insurance assessment for institutions with less than $10.0 billion in assets is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the Deposit Insurance Fund, which is currently under-funded. The FDIC recently raised assessment rates to increase funding for the Deposit Insurance Fund.

The Dodd-Frank Act changes the way that deposit insurance premiums are calculated. The assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also increases the minimum designated reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of the estimated amount of total insured deposits, eliminates the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

Continued action by the FDIC to replenish and increase the Deposit Insurance Fund, as well as the changes contained in the Dodd-Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations, financial condition or future prospects.

Branching and Interstate Banking

Under Pennsylvania law, TriState Capital Bank is permitted to establish additional branch offices within Pennsylvania, subject to the approval of the Pennsylvania Department of Banking and Securities. The Bank is also permitted to establish additional offices outside of Pennsylvania, subject to prior regulatory approval.

TriState Capital Bank currently has only one branch located in the State of New Jersey, and it operates three representative offices, with one each located in the states of Pennsylvania, Ohio and New York. Although our New Jersey office is a “branch” for purposes of applicable state law, we limit its activities to those we conduct at our representative offices. Because our representative offices are not branches for purposes of applicable state law and FDIC regulations, there are restrictions on the types of activities we may conduct through our representative offices. Relationship managers in our representative offices may solicit loan and deposit products and services in their markets and act as liaisons to our headquarters in Pittsburgh, Pennsylvania. However, consistent with our centralized operations and regulatory requirements, we do not disburse or transmit funds, accept loan repayments or accept or contract for deposits or deposit-type liabilities through our representative offices.

Community Reinvestment Act

TriState Capital Bank has a responsibility under the Community Reinvestment Act ("CRA"), and related FDIC regulations to help meet the credit needs of its communities, including low- and moderate-income borrowers. In connection with its examination of TriState Capital Bank, the FDIC is required to assess the Bank’s record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as for branches or mergers, or in restrictions on its or our activities, including additional financial activities if we elect to be treated as a financial holding company.

Prior to 2013, our compliance with CRA regulations was assessed under the FDIC's "large bank" test. CRA regulations provide that a financial institution may elect to have its CRA performance evaluated under the strategic plan option. The strategic plan enables the institution to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity and constraints. The strategic plan must address the Bank’s lending, investment and service criteria that would have been part of its usual evaluation. TriState Capital Bank worked with the FDIC to develop a strategic plan for CRA assessments that was approved by the FDIC in 2013. For 2013 and 2014, our CRA performance will be assessed against the goals established in our CRA strategic plan.

TriState Capital Bank has received a “satisfactory” CRA rating on each CRA examination since inception. The CRA requires all FDIC-insured institutions to publicly disclose their rating.

Financial Privacy

The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, TriState Capital Bank is subject to certain state privacy laws.

Anti-Money Laundering and OFAC

Under federal law, including the Bank Secrecy Act and the USA PATRIOT Act of 2001, certain financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions.

The Office of Foreign Assets Control ("OFAC") administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.

Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for bank mergers and acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing and comply with OFAC sanctions, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.

Safety and Soundness Standards

Federal bank regulatory agencies have adopted guidelines that establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Additionally, the agencies have adopted regulations that provide the authority to order an institution that has been given notice by an agency that it is not satisfying any of these safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the Federal Deposit Insurance Act. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

In addition to federal consequences for failure to satisfy applicable safety and soundness standards, the Pennsylvania Department of Banking and Securities Code grants the Pennsylvania Department of Banking and Securities the authority to impose a civil money penalty of up to $25,000 per violation against a Pennsylvania financial institution, or any of its officers, employees, directors, or trustees for: (1) violations of any law or department order; (2) engaging in any unsafe or unsound practice; or (3) breaches of a fiduciary duty in conducting the institution’s business.

Bank holding companies are also not permitted to engage in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that present unsafe and unsound banking practices or that constitute violations of laws or regulations.

Consumer Laws and Regulations

TriState Capital Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive and abusive acts and practices, usury laws, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

In addition, the Dodd-Frank Act created a new independent Consumer Finance Protection Bureau that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Consumer Finance Protection Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10.0 billion or less, such as TriState Capital Bank, will continue to be examined for consumer compliance by their primary federal bank regulator. Nevertheless, positions established by the Consumer Finance Protection Bureau may become applicable to us.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (viii) a range of civil and criminal penalties for fraud and other violations of the securities laws.

Impact of Current Laws and Regulations

The cumulative effect of these laws and regulations, while providing certain benefits, add significantly to the cost of our operations and thus have a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight, and other rules and regulations to which we are subject. Those providers, because they are not so highly regulated, may have a competitive advantage over us and may continue to draw large amounts of funds away from traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Future Legislation and Regulatory Reform

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation and policies, and the effects of that legislation and those policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks in the past and are expected to continue.

Available Information

All of our reports filed electronically with the United States Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our Registration Statement on Form S-1, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports are accessible at no cost on our website at www.tristatecapitalbank.com under About Us, Investor Relations, SEC Documents. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. There are risks, many beyond our control, that could cause our financial condition or results of operations to differ materially from management’s expectations. Some of the risks that may affect us are described below. If any of the following risks, by itself or together with one or more other factors, actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. These risks are not the only risks that we may face. Our business, financial condition, results of operations and growth prospects could also be affected by additional risks that apply to all companies operating in the United States, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and growth prospects. Further, to the extent that any of the information contained herein constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 45.

Risks Relating to our Business

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower's business sector and local, regional and national market, and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Finally, many of our loans are made to middle market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

A large portion of our loan portfolio is comprised of commercial loans secured by equipment or other business assets , the deterioration in value of which could increase our exposure to future probable losses.

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

Many of our customers are commercial enterprises whose business and financial condition are sensitive to changes in the general economy of the United States. Our businesses and operations are, in turn, sensitive to these same general economic conditions. If the U.S. economy does not continue to recover from the recession that lasted from 2007 to 2009 or experiences worsening economic conditions, our growth and profitability could be constrained. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder the U.S. economic recovery. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidity and depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors are detrimental to the business of our customers and could adversely impact demand for our credit products as well as our credit quality. Our business is also sensitive to monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and difficult to predict. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2013, we had outstanding loans secured by commercial properties of $576.0 million or 31.0% of our total loans outstanding. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans are typically more difficult to liquidate. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio could require us to increase our provision for loan losses, which would reduce our profitability and have a material adverse effect on our business, financial condition, results of operations and future prospects.

We make loans to businesses backed by private equity firms. These loan relationships may have repayment and other characteristics that are different than those of traditional business loans, which could have an adverse effect on our asset quality and profitability.

As of December 31, 2013, we had $346.5 million in term loans to private equity backed businesses, which represented approximately 18.6% of our total loans outstanding. These loan relationships may have repayment characteristics that are different than those of our traditional, owner-operated businesses. These term loans often are for purposes of financing private equity groups' acquisitions of companies that become our borrowers. Acquisition-related term loans are generally secured by all business assets, but often have a weaker secondary source of repayment resulting in greater reliance upon the cash flow generated by the borrower for repayment, which may be unpredictable. Because private equity groups acquire businesses primarily for financial interests, they may behave differently than our other commercial borrowers. Accordingly, the different repayment characteristics of this segment of our loan portfolio could negatively impact our profitability or asset quality, which could, in turn, have a material adverse effect on our business, financial condition, results of operation and future prospects.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

Historically, a material portion of our loans have been comprised of loans with real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The U.S. recession from 2007 to 2009 adversely affected real estate market values across the country, including in our primary market areas. Future declines in real estate values could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A substantial portion of our loan portfolio is comprised of participation transaction interests, which could have an adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.

We achieved a significant portion of our loan growth in our initial years of operation by participating in loans originated by other institutions (including shared national credits) in which other lenders serve as the agent bank. As of December 31, 2013, $589.3 million, or approximately 31.7% of our total loans outstanding, consisted of participation loans in which we are not the lead bank. Our reduced control over the monitoring and management of these relationships, particularly participations with large bank groups, could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our portfolio contains many large loans, and deterioration in the financial condition of these large loans could have a material adverse impact on our asset quality and profitability.

Our growth since inception has been partially attributable to our ability to originate and retain relatively large loans given our asset size. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our non-performing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15.0% of our unimpaired capital and surplus to any one borrower. We have also established an informal limit on loans to any one borrower of $10.0 million. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We must maintain and follow high underwriting standards to grow safely.

Our ability to grow our assets safely depends on maintaining disciplined and prudent underwriting standards and ensuring that our relationship managers and lending personnel follow those standards. The weakening of these standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by our employees in underwriting and monitoring loans, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. Relatedly, as we attempt to uphold those standards in an increasingly competitive lending environment, we may experience increased refinancing of existing loans and reduced new loan growth. As a result, our business, results of operations, financial condition or future prospects could be adversely affected.

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

Our business has grown rapidly. Although rapid business growth can be a favorable business condition, financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. We seek to grow safely and consistently. This requires us to manage several different elements simultaneously. Successful growth requires that we follow adequate loan underwriting standards, balance loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintain adequate capital at all times, diversify our revenue sources, meet the expectations of our clients, and hire and retain qualified employees. If we do not manage our growth successfully, then our business, results of operations or financial condition may be adversely affected.

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

Our business plan differs from that of many financial institutions in that we have always served middle market businesses in our primary markets and high net worth individuals on a national basis. Operating with this type of broad-based, non-traditional business plan since inception required large initial expenditures. For the period of 2007 through 2009, our operations resulted in an accumulated deficit of approximately $34.4 million. We became profitable on a quarterly basis in the fourth quarter of 2009 and have remained profitable every quarter since. Although we believe our future profitability depends on our ability to continue to execute our business strategy, our strategy may not result in our operations being consistently profitable.

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

Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds consists of customer deposits; however, we rely on other sources such as brokered deposits. Such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return trade off. If customers move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, Federal Home Loan Bank ("FHLB") advances and other wholesale funding sources necessary to fund desired growth levels. Because these funds generally are more sensitive to interest rate changes than our deposits, they are more likely to move to the highest rate available.

In addition, customers may move funds out of our bank if they believe that their deposits are not secure. We have not experienced any significant loss of deposits as a result of the December 31, 2012, expiration of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Act. In connection with the expiration of this unlimited coverage, a majority of our deposits that had benefited from the additional insurance were moved into one of the Promontory Interfinancial Network, LLC ("Promontory") reciprocal programs at the end of the fourth quarter of 2012. However, our remaining depositors in non-interest bearing transaction accounts may be more likely to withdraw deposits in excess of FDIC-insured levels.

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

Further, short-term interest rates are currently very low by historical standards, with many benchmark rates, such as the federal funds rate and the one- and three-month LIBOR near zero. These low rates have reduced our cost of funding and favorably affected our net interest margin. We do not believe that we can continue to reduce our cost of funding by the levels we have in the past. As a result, our business, results of operations, financial condition or future prospects may be adversely affected, perhaps materially.

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

Prolonged lower interest rates may adversely affect our net income.

Prolonged lower interest rates, particularly medium and longer-term rates, may have an adverse impact on the composition of our earning assets, our net interest margin, our net interest income and our net income. Among other things, a period of prolonged lower rates may cause prepayments to increase as our clients seek to refinance. Such an increase in prepayments and refinancing activity would likely result in a decrease in the weighted average yield of our earning assets. As a result, our business, results of operations or financial condition may be adversely affected, perhaps materially.

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

We operate in the highly competitive banking industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing. In addition, many of our non-bank competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Further, some of our current commercial banking customers may seek alternative banking sources as they develop needs for credit facilities larger than we may be able to accommodate.

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

Our financial performance generally, and in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent on the business environment in the markets in which we operate and in the United States as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and a reduction in assets under management. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, state or local government insolvency, or a combination of these or other factors.

Overall, economic growth in the United States remains slow and unemployment remains high. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. Any unfavorable change in the general business environment in which we operate, in the United States as a whole or abroad could adversely affect our business, results of operations, financial condition or future prospects.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. federal government. In addition to causing economic and financial market disruptions, any future downgrade, failures to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we may hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. It also could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. The adverse consequences of any downgrade could also extend to those to whom we extend credit and could adversely affect their ability to repay their loans. In addition, any resulting decline in the financial markets could affect the value of marketable securities that serve as collateral for our loans, which would, in turn, adversely affect our credit quality and could impede the growth that we expect to achieve within this segment of our loan portfolio. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

We hold an investment securities portfolio. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income (loss), which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

Our financial results depend on management's selection of accounting methods and certain assumptions and estimates.

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies include the allowance for loan losses, accounting for income taxes, and the determination of fair value for financial instruments. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, significantly increase our accrued tax liability or otherwise incur charges that could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other financial institutions (including shared national credits) in which other lenders serve as the lead bank. Further, our private banking channel relies on relationships with a number of other financial institutions for referrals. As a result, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses or defaults could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We anticipate closing on our acquisition of Chartwell late in the first quarter of 2014. Additionally, although we plan to continue to grow our business organically beyond that, we may seek opportunities to invest in or acquire investment management businesses that we believe would complement our existing business model. Our acquisition of Chartwell and any potential future investment or acquisition activities could be material to our business and involve a number of risks, including the following:

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

The value of our goodwill and other intangible assets may decline in the future.

Assuming the completion of our acquisition of Chartwell, we expect to recognize intangible assets including customer relationship intangible assets and goodwill in our consolidated balance sheet. We may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which would adversely affect our results of operations for the period.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance.

Assuming the completion our acquisition of Chartwell, the resulting investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance. Assuming the completion of our acquisition of Chartwell, we expect that a material portion of our earnings will be derived from our investment management business. We will face significant competition to attract and retain investment management clients, including competition from investment advisory firms, mutual funds, and other financial services companies. Our ability to successfully attract and retain investment management clients will depend on, among other things, our ability to compete with our competitors’ investment products, level of investment performance, fees, client services, marketing and distribution capabilities. Our ability to retain investment management clients may be impaired by the fact that investment management contracts are typically terminable in nature. Most of our clients may withdraw funds from under our management at their discretion at any time for any reason, including the performance of the investment advice, a change in the client’s investment strategy or other factors. If we cannot effectively compete to attract and retain customers, our business, results of operations or financial condition may be adversely affected.

Additionally, it is possible our management fees could be reduced for a variety of reasons, including among other things, pressure on them resulting from competition in the investment management sector or regulatory changes, and that we may from time to time reduce or waive investment management fees, or limit total expenses, on certain products or services offered as part of the our investment management business for particular time periods to manage fund expenses, or for other reasons, and to help retain or increase managed assets. If our revenues decline without a commensurate reduction in our expenses, our net income from our investment management business would be reduced, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our investment management business may be negatively impacted by changes in general economic and market conditions because the performance of such business is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot guarantee that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in declines in the performance of the investment management business and the level of assets under management.

Further, an increase in interest rates could also adversely affect our investment management business, which will comprise a material part of our earnings assuming completion of the Chartwell acquisition, by decreasing the net asset values of our assets under management and potentially causing investors to shift assets in ways that negatively impact the fees generated by that business.

Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of managed assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to the investment management business. It also could adversely impact any performance-based fees for which we are eligible in that business. Poor performance could, therefore, have a material adverse effect on our business, results of operations or business prospects. A significant and prolonged decline in the assets under management of our investment management business could have a material adverse effect on our future revenues and, to a lesser extent, net income, due to related reductions to distribution expenses associated with these funds.

Our Investment Management Business will rely heavily on other key employees, and we could be adversely affected by the unexpected loss of their services.

Assuming the completion of the acquisition of Chartwell, our success will depend in large part on the performance of key personnel, as well as on our ability to attract, motivate and retain highly qualified management and employees. We expect to implement non-solicitation agreements with certain employees of Chartwell through January, 2018, and on-going non-solicitation agreements with the executive officers of Chartwell. Still, we may not be successful in retaining key employees in that business. If the services of any of the key personnel in our investment management business should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our client relationships business, financial condition, results of operations and future prospects.

Adverse Effects of Termination or Failure to Renew Fund Agreements.

Assuming the completion of our Chartwell acquisition, a material portion of our earnings will be derived from investment management agreements and sub-advisor investment management agreements related to multiple sponsored funds. Investment management agreements are, as required by law, terminable upon 60 days notice. In addition, investment management agreements of this nature must be approved and renewed annually by each fund’s board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on our business.

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

We may take filing positions or follow tax strategies that may be subject to challenge.

The amount of income taxes that we are required to pay on our earnings is based on federal and state legislation and regulations. We provide for current and deferred taxes in our financial statements based on our results of operations, business activity, legal structure and interpretation of tax statutes. We may take filing positions or follow tax strategies that are subject to audit and may be subject to challenge. Our net income may be reduced if a federal, state or local authority assessed charges for taxes that have not been provided for in our consolidated financial statements. Taxing authorities could change applicable tax laws, challenge filing positions or assess taxes and interest charges. If taxing authorities take any of these actions, our business, results of operations, financial condition, could be adversely affected, perhaps materially.

The market in which we operate is susceptible to storms and other natural disasters and adverse weather which could result in a disruption of our operations and increases in loan losses.

A significant portion of our business is generated from markets that have been, and may continue to be, damaged by major storms and other natural disasters and adverse weather. Natural disasters can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, or other disaster, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a disaster. A disaster could, therefore, result in decreased revenue and loan losses that have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

New regulatory capital rules.

In June, 2012, the federal banking agencies announced proposed rulemaking for the purpose of strengthening the regulatory capital requirements of all banking organizations in the United States. The proposal is designed to implement the requirements of the agreements reached by the Basel Committee on Banking Supervision. The proposed regulatory capital standards, commonly known as Basel III, were adopted in July, 2013. The Basel III proposals begin phasing in on January 1, 2015.

Basel III creates a new regulatory capital standard based on tier 1 common equity and increases the minimum leverage and risk-based capital ratios applicable to all banking organizations. Basel III also changes how a number of the regulatory capital components are calculated. We expect that we and TriState Capital Bank will meet all minimum capital requirements when effective and that we and TriState Capital Bank would also meet all capital requirements as if fully phased in without material adverse effects on our business. However, the capital rules may continue to evolve over time and future changes may have a material adverse effect on our business.

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

Potential adverse effects of changes in laws and regulations on the investment management business.

Assuming the completion of our acquisition of Chartwell, our resulting investment management business will be subject to extensive regulation in the United States, including the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC and the Financial Industry Regulatory Authority ("FINRA"). The investment management business also is affected by the regulations governing banks and other financial institutions. Changes in laws, regulations or governmental policies, the costs associated with compliance, or any potential failure to comply could materially and adversely affect our business, financial condition, results of operations and future prospects.

Risks Relating to an Investment in our Common Stock

Shares of our common stock are not an insured deposit.

Shares of our common stock are not bank deposits and are not insured or guaranteed by the FDIC or any other government agency. An investment in our common stock has risks, and you may lose your entire investment.

An active, liquid market for our common stock may not be sustained.

Our common stock is listed on Nasdaq, but we may be unable to meet continued listing standards. In addition, an active, liquid trading market for our common stock may not be sustained. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. Moreover, the lack of an established market could materially and adversely affect the value of our common stock.

Future sales of our common stock may adversely affect our stock price.

The market price of our common stock may be adversely affected by the sale of a significant quantity of our outstanding common stock (including any securities convertible into or exercisable or exchangeable for common stock), or the perception that such a sale could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to raise additional capital by selling equity securities in the future at a time and price that we deem appropriate.

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult to resell shares of our common stock at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

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

Actual or anticipated issuances or sales of substantial amounts of our common stock could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuance. We may issue additional equity securities, or debt securities convertible into or exercisable or exchangeable for equity securities, from time to time to raise additional capital, support growth or to make acquisitions. Further, we expect to issue stock options or other stock awards to retain and motivate our employees, executives and directors. These issuances of securities could dilute the voting and economic interests of our existing shareholders.

Securities analysts may not initiate or continue coverage on our common stock.

The trading market for our common stock depends in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. To the extent that we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

We have significant investors whose individual interests may differ from yours.

In August 2012, we completed a private placement of our Series C preferred stock in which we raised gross proceeds of approximately $50.0 million. As a result of this private placement, a significant portion of our outstanding equity is currently held by two investment funds managed by Lovell Minnick Partners LLC. Collectively, these funds beneficially own approximately 17.0% of our outstanding common stock. These funds have a significant level of influence because of their level of ownership, including a greater ability than you and our other shareholders to influence the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. These funds also have certain rights, such as certain board representation rights, that our other shareholders do not have. The interests of these funds could conflict with the interests of our other shareholders, including you, and any future transfer by these funds of their shares of preferred or common stock to other investors who have different business objectives could have a material adverse effect on our business, results of operations, financial condition, future prospects or the market value of our common stock.

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

The rights of holders of our common stock will be subordinate to the rights of holders of any debt securities that we may issue and may be subordinate to the rights of holders of any class of preferred stock that we may issue in the future.

Our board of directors has the authority to issue debt securities or an aggregate of up to 150,000 shares of preferred stock on the terms it determines without shareholder approval. Any debt or shares of preferred stock that we may issue in the future could be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming, and it may strain our resources.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and the related rules and regulations of the Securities Exchange Commission ("SEC") as well as the rules of Nasdaq. In particular, we are required to file with the SEC annual, quarterly and current reports with respect to our business and financial condition. Compliance with these requirements places significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and has increased our legal and accounting compliance costs as well as our compensation expense because we have and may to continue to hire additional accounting, finance, legal and internal audit staff to comply with these reporting requirements. These expenses may further increase in the future. As a public company we also may need to enhance our investor relations, marketing and corporate communications functions. These additional efforts may strain our resources and divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act ("JOBS Act"). For as long as we continue to be an emerging growth company we may to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. We have generally elected to take advantage of these reduced requirements. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies.

We may take advantage of these provisions for up to five years, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive to the extent that we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

We do not intend to, and would face regulatory restrictions on our ability to, pay dividends in the foreseeable future.

We have not paid any dividends on our common stock since inception, and we do not intend to pay dividends for the foreseeable future. Instead, we anticipate that all of our future earnings will be used for working capital, to support our operations and to finance the growth and development of our business. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Finally, because TriState Capital Bank is our only material asset, and, after and assuming completion of our acquisition of Chartwell, will be our most significant asset, our ability to pay dividends to our shareholders depends in large part on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office consists of leased office space located at One Oxford Centre, Suite 2700, 301 Grant Street, Pittsburgh, Pennsylvania. We also lease office space for each of our four representative offices in the metropolitan areas of Philadelphia, Pennsylvania; Cleveland, Ohio; Princeton, New Jersey; and New York, New York. The leases for our facilities have terms expiring at dates ranging from 2014 to 2021, although certain of the leases contain options to extend beyond these dates. We believe that our current facilities are adequate for our current level of operations.

We believe that we have the necessary infrastructure in place to support our projected growth in our primary markets. While we expect to continue to expand and diversify our business by hiring additional experienced bankers in our primary markets, we do not anticipate establishing additional offices in new markets at least until our New York market demonstrates sustained profitability.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the year ended December 31, 2013, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TSC”. On February 14, 2014, there were approximately 142 holders of record of our common stock, listed with our registered agent.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our bank. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the quarters of 2013 since the Company's initial public offering on May 9, 2013.

	Market Price Range
	High	Low
2013
Fourth Quarter	$13.49	$11.35
Third Quarter	$14.16	$11.39
Second Quarter (from May 9, 2013)	$14.50	$12.10

Stock Performance Graph

The following table and graph sets forth the cumulative total stockholder return for the Company’s common stock beginning on May 9, 2013, the date of the Company’s initial public offering, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on May 9, 2013. The performance graph represents past performance and should not be considered to be an indication of future performance.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2013, 2012 and 2011, and the selected balance sheet data as of December 31, 2013 and 2012, from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2010 and 2009, and the selected balance sheet data as of December 31, 2011, 2010 and 2009, from our audited consolidated financial statements not included in this Form 10-K. The performance, asset quality and capital ratios are unaudited and derived from the audited financial statements as of and for the years presented. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share)	2013	2012	2011	2010	2009
Period-end balance sheet data:
Cash and cash equivalents	$146,558	$200,080	$235,464	$203,169	$129,526
Total investment securities	227,844	191,187	163,392	143,837	47,699
Total loans	1,860,775	1,641,628	1,406,995	1,283,745	1,294,005
Allowance for loan losses	(18,996)	(17,874)	(16,350)	(17,111)	(15,764)
Total loans, net of allowance for loan losses	1,841,779	1,623,754	1,390,645	1,266,634	1,278,241
Other assets	74,328	58,108	43,949	46,112	32,145
Total assets	$2,290,509	$2,073,129	$1,833,450	$1,659,752	$1,487,611

Total deposits	$1,961,705	$1,823,379	$1,637,126	$1,470,600	$1,337,554
Borrowings	20,000	20,000	—	—	—
Other liabilities	14,859	12,026	11,872	13,592	10,757
Total liabilities	1,996,564	1,855,405	1,648,998	1,484,192	1,348,311
Preferred stock - Series A and B (CPP)	—	—	23,708	23,444	23,197
Preferred stock - Series C (convertible)	—	46,011	—	—	—
Common shareholders' equity	293,945	171,713	160,744	152,116	116,103
Total shareholders' equity	293,945	217,724	184,452	175,560	139,300
Total liabilities and shareholders' equity	$2,290,509	$2,073,129	$1,833,450	$1,659,752	$1,487,611

Income statement data:
Interest income	$72,851	$71,034	$65,367	$64,688	$57,284
Interest expense	11,067	13,674	17,986	20,652	24,986
Net interest income	61,784	57,360	47,381	44,036	32,298
Provision for loan losses	8,187	8,185	5,339	5,251	23,841
Net interest income after provision for loan losses	53,597	49,175	42,042	38,785	8,457
Non-interest income:
Non-interest income (excluding net gain on sale of investment securities available-for-sale)	5,001	5,085	2,585	2,461	3,081
Net gain on sale of investment securities available-for-sale	797	1,114	1,323	—	5,255
Total non-interest income	5,798	6,199	3,908	2,461	8,336
Non-interest expense	40,815	37,865	33,994	33,592	29,092
Income (loss) before tax	18,580	17,509	11,956	7,654	(12,299)
Income tax expense (benefit)	5,713	6,837	4,738	(7,574)	—
Net income (loss)	$12,867	$10,672	$7,218	$15,228	$(12,299)
Preferred stock dividends and discount amortization on Series A and B	—	1,525	1,518	1,818	782
Net income (loss) available (attributable) to common shareholders	$12,867	$9,147	$5,700	$13,410	$(13,081)

Per share and share data:
Earnings (loss) per share:
Basic	$0.49	$0.47	$0.33	$0.83	$(0.90)
Diluted	$0.48	$0.47	$0.33	$0.83	$(0.90)
Book value per common share	$10.25	$9.84	$9.21	$8.77	$7.96
Book value per share with preferred converted to common (1)	$10.25	$9.75	$9.21	$8.77	$7.96
Tangible book value per share with preferred converted to common (1)	$10.25	$9.75	$9.21	$8.77	$7.96
Common shares outstanding, at end of period	28,690,279	17,444,730	17,444,730	17,353,480	14,592,907
Common shares outstanding with preferred converted to common, at end of period (1)	28,690,279	22,322,779	17,444,730	17,353,480	14,592,907
Average common shares outstanding
Basic	24,589,811	17,394,491	17,380,185	16,113,440	14,592,907
Diluted	26,690,773	19,351,009	17,392,969	16,113,440	14,592,907

Performance ratios:
Return on average assets	0.59%	0.55%	0.41%	0.91%	(0.86)%
Return on average equity	4.84%	5.24%	3.97%	9.68%	(8.83)%
Net interest margin (2)	2.92%	3.00%	2.72%	2.66%	2.26%
Efficiency ratio (1)	61.11%	60.64%	68.03%	72.25%	82.23%
Efficiency ratio, as adjusted (1)	59.84%	60.64%	68.03%	72.25%	82.23%
Non-interest expense to average assets	1.88%	1.94%	1.92%	2.01%	2.03%
Pre-tax, pre-provision net revenue per average employee (1)	$209	$222	$162	$138	$71

Asset quality:
Non-performing loans	$20,293	$22,483	$16,428	$15,222	$11,007
Non-performing assets	$21,706	$22,773	$16,428	$15,222	$11,007
Other real estate owned	$1,413	$290	$—	$—	$—
Non-performing assets to total assets	0.95%	1.10%	0.90%	0.92%	0.74%
Allowance for loan losses to total loans	1.02%	1.09%	1.16%	1.33%	1.22%
Allowance for loan losses to non-performing loans	93.61%	79.50%	99.53%	112.41%	143.22%
Net charge-offs	$7,065	$6,661	$6,100	$3,904	$19,700
Net charge-offs to average total loans	0.41%	0.43%	0.46%	0.31%	1.75%

Revenue:
Total revenue (1)	$66,785	$62,445	$49,966	$46,497	$35,379
Pre-tax, pre-provision net revenue (1)	$25,970	$24,580	$15,972	$12,905	$6,287

Capital ratios:
Average equity to average assets	12.23%	10.44%	10.27%	9.43%	9.74%
Tangible equity to tangible assets (1)	12.83%	10.50%	10.06%	10.58%	9.36%
Tier 1 leverage ratio	13.12%	10.35%	10.18%	9.85%	8.85%
Tier 1 risk-based capital ratio	13.45%	10.95%	10.63%	11.48%	9.75%
Total risk-based capital ratio	14.34%	11.88%	11.60%	12.59%	10.85%

(1)
These measures are not measures recognized under GAAP and are therefore considered to be non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

(2)	Net interest margin is calculated on a fully taxable equivalent basis.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible equity,” “tangible equity to tangible assets,” “common shares outstanding with preferred converted to common,” “book value per share with preferred converted to common,” “tangible book value per share with preferred converted to common,” “total revenue,” “pre-tax, pre-provision net revenue,” and “efficiency ratio.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

“Tangible equity” is defined as shareholders' equity reduced by intangible assets, including goodwill, if any. We believe this measure is important to management and investors to better understand and assess changes from period to period in shareholders' equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a purchase business combination, has the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets. We had no goodwill recorded on our balance sheet as of December 31, 2013.

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

“Tangible book value per share with preferred converted to common” is defined as book value, excluding the impact of goodwill, if any, divided by common shares outstanding with preferred converted to common. We believe this measure is important to many investors who are interested in changes from period to period in book value per share exclusive of changes in intangible assets and inclusive of shares of preferred stock that could be converted to shares of common stock. Goodwill is an intangible asset that is recorded in a purchase business combination, and we had no goodwill recorded on our balance sheet as of December 31, 2013. Prior to conversion, convertible shares of preferred stock had the effect of not impacting tangible book value per common share, but reduced our tangible book value per share with preferred converted to common.

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

“Efficiency ratio” is defined as non-interest expense divided by our total revenue. “Efficiency ratio, as adjusted” is defined as non-interest expense excluding non-recurring expenses associated with the Chartwell transaction divided by our total revenue. We believe this measure allows management and investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Book value per share with preferred converted to common:
Common shareholders' equity	$293,945	$171,713	$160,744	$152,116	$116,103
Preferred stock (convertible)	—	46,011	—	—	—
Total common shareholders' equity and preferred stock to Series C	$293,945	$217,724	$160,744	$152,116	$116,103
Preferred shares outstanding	—	48,780.488	—	—	—
Conversion factor	—	100	—	—	—
Preferred shares converted to common shares outstanding	—	4,878,049	—	—	—
Common shares outstanding	28,690,279	17,444,730	17,444,730	17,353,480	14,592,907
Common shares with preferred shares converted to common	28,690,279	22,322,779	17,444,730	17,353,480	14,592,907
Book value per share with preferred converted to common	$10.25	$9.75	$9.21	$8.77	$7.96

Tangible book value per share with preferred converted to common:
Book value per common share	$10.25	$9.75	$9.21	$8.77	$7.96
Less: effects of intangible assets	—	—	—	—	—
Tangible book value	$10.25	$9.75	$9.21	$8.77	$7.96
Common shares with preferred shares converted to common	28,690,279	22,322,779	17,444,730	17,353,480	14,592,907
Tangible book value per share with preferred converted to common	$10.25	$9.75	$9.21	$8.77	$7.96

Tangible equity to tangible assets:
Total shareholders' equity	$293,945	$217,724	$184,452	$175,560	$139,300
Less: intangible assets	—	—	—	—	—
Tangible equity	$293,945	$217,724	$184,452	$175,560	$139,300
Total assets	$2,290,509	$2,073,129	$1,833,450	$1,659,752	$1,487,611
Less: intangible assets	—	—	—	—	—
Tangible assets	$2,290,509	$2,073,129	$1,833,450	$1,659,752	$1,487,611
Tangible equity to tangible assets	12.83%	10.50%	10.06%	10.58%	9.36%

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Pre-tax, pre-provision net revenue:
Net interest income before provision for loan losses	$61,784	$57,360	$47,381	$44,036	$32,298
Total non-interest income	5,798	6,199	3,908	2,461	8,336
Less: net gain on the sale of investment securities available-for-sale	797	1,114	1,323	—	5,255
Total revenue	66,785	62,445	49,966	46,497	35,379
Less: total non-interest expense	40,815	37,865	33,994	33,592	29,092
Pre-tax, pre-provision net revenue	$25,970	$24,580	$15,972	$12,905	$6,287

Efficiency ratio:
Total non-interest expense (numerator)	$40,815	$37,865	$33,994	$33,592	$29,092
Total revenue (denominator)	$66,785	$62,445	$49,966	$46,497	$35,379
Efficiency ratio	61.11%	60.64%	68.03%	72.25%	82.23%

Efficiency ratio, as adjusted:
Less: non-recurring expenses	$854	$—	$—	$—	$—
Total non-interest expense, as adjusted (numerator)	$39,961	$37,865	$33,994	$33,592	$29,092
Total revenue (denominator)	$66,785	$62,445	$49,966	$46,497	$35,379
Efficiency ratio, as adjusted	59.84%	60.64%	68.03%	72.25%	82.23%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the year ended December 31, 2013. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained herein.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Deterioration of our asset quality;

•	Our ability to prudently manage our growth and execute our strategy;

•	Changes in the value of collateral securing our loans;

•	Business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	Changes in management personnel;

•	Our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	Operational risks associated with our business;

•	Volatility and direction of market interest rates;

•	Increased competition in the financial services industry, particularly from regional and national institutions;

•	Changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	Further government intervention in the U.S. financial system;

•	Natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	Other factors that are discussed in the section entitled “Risk Factors,” in Part I - Item 1A.

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

2013 Compared to 2012 Operating Performance

For the year ended December 31, 2013, our net income available to common shareholders was $12.9 million compared to $9.1 million for the same period in 2012, an increase of $3.7 million, or 40.7%, primarily due to the impact of (1) a $4.4 million, or 7.7%, increase in our net interest income due largely to our continued loan growth, (2) a decrease in income tax expense of $1.1 million due to income tax credits and (3) the elimination of $1.5 million in dividends on our Series A and Series B preferred shares, partially offset by, (4) a $401,000 or 6.5% decrease in non-interest income, and (5) a $3.0 million, or 7.8%, increase in our non-interest expense. Excluding the impact of non-recurring acquisition related costs of $854,000 for Chartwell Investment Partners, the increase to our non-interest expense would have been $2.1 million or 5.5% from 2012.

Our diluted EPS was $0.48 for the year ended December 31, 2013, compared to $0.47 for the same period in 2012. The dilutive impact of our August 2012 issuance of $50.0 million in our Series C preferred stock (net proceeds of $46.0 million), coupled with the impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering (net proceeds of $66.0 million), were partially offset by an increase of $3.7 million, or 40.7%, in our net income available to common shareholders. In addition, the impact of the non-recurring acquisition expenses of $854,000 or $0.02 per diluted share were more than offset by a $0.03 per diluted share income tax reduction achieved through income tax credits earned in 2013.

Our return on average assets was 0.59% for the year ended December 31, 2013, as compared to 0.55% for the same period in 2012. Our return on average equity was 4.84%, for the year ended December 31, 2013, as compared to 5.24% for the same period in 2012. The resulting decrease was from the effect of additional equity stemming from the issuance of our Series C preferred stock and shares of our common stock in connection with our initial public offering, which we have not yet fully leveraged.

Our net interest margin was 2.92% for the year ended December 31, 2013, as compared to 3.00% for the same period in 2012. This decrease was primarily due to the impact of the continued low interest rate environment coupled with competition for quality commercial and private banking loans. Historically, we have mitigated the pressure on our net interest margin in part by managing the rates paid on our deposits and improving the mix of our deposit portfolio toward lower rate deposits. A continued low interest rate environment may limit our ability to reduce rates on our deposits faster than our loan yields decline, without sacrificing loan or deposit growth, deposit source composition or competitive positioning.

For the year ended December 31, 2013, our efficiency ratio was 61.11% as compared to 60.64% for the same period in 2012. Excluding the impact of the $854,000 of non-recurring acquisition costs, our efficiency ratio would have been 59.84% for 2013. The improved ratio is primarily a result of our total revenue growing faster than our non-interest expense. The increase in our total revenue was driven by growth in our loan and investment portfolios, as well as a decrease in the cost of funds for the year ended December 31, 2013, compared to the same periods in 2012. Our non-interest expense to average assets for the year ended December 31, 2013, was 1.88%, compared to 1.94% for the same period in 2012.

For the year ended December 31, 2013, total revenue increased $4.3 million, or 7.0%, to $66.8 million from $62.4 million for the same period in 2012, driven by growth in net interest income from loan growth and decreased funding cost, partially offset by a decrease in our non-interest income. Pre-tax, pre-provision net revenue increased $1.4 million, or 5.7%, to $26.0 million for the year ended December 31, 2013, from $24.6 million for the same period in 2012, primarily resulting from growth of $4.3 million, or 7.0%, in total revenue, partially offset by an increase of $3.0 million, or 7.8%, in non-interest expense.

Total assets of $2.3 billion as of December 31, 2013, increased $217.4 million, or 10.5%, from December 31, 2012. Total loans grew by $219.1 million to $1.9 billion as of December 31, 2013, an increase of 13.3% from December 31, 2012, primarily as a result of growth in our three loan portfolios; commercial and industrial, commercial real estate and private banking-personal loans. Total deposits increased $138.3 million, or 7.6%, to $2.0 billion as of December 31, 2013, from $1.8 billion, as of December 31, 2012.

Non-performing assets to total assets decreased to 0.95% as of December 31, 2013, from 1.10% as of December 31, 2012. Net charge-offs to average loans for the year ended December 31, 2013, was 0.41%, as compared to 0.43% for the same period in 2012.

The allowance for loan losses to total loans decreased to 1.02% as of December 31, 2013, from 1.09% as of December 31, 2012, primarily as a result of the overall increase in the loan portfolio of 13.3% driven largely by the lower risk private banking-personal loan portfolio which has an overall high asset quality. The allowance for loan losses to non-performing loans increased to 93.61% as of December 31, 2013, from 79.50% as of December 31, 2012. The increase in this ratio is a result of the sale of one non-performing loan and an increase in specific reserves. The provision for loan losses remained unchanged at $8.2 million for the years ended December 31, 2013 and 2012.

Our book value per common share, assuming preferred shares were converted to common shares, increased $0.50 or 5.1%, to $10.25 as of December 31, 2013, from $9.75 as of December 31, 2012. Our tangible equity to tangible assets ratio increased to 12.83% as of December 31, 2013, from 10.50% as of December 31, 2012. Both trends are primarily the result of the capital raised in connection with our initial public offering and growth in our retained earnings.

2012 Compared to 2011 Operating Performance

For the year ended December, 31, 2012, our net income increased $3.5 million, or 47.9%, to $10.7 million, from $7.2 million for 2011. Pre-tax, pre-provision net revenue of $24.6 million for the year ended December 31, 2012, increased $8.6 million, or 53.9%, from $16.0 million for 2011. The increase in earnings was primarily attributable to 16.2% growth in our average loans outstanding for the year ended December 31, 2012, as compared to 2011, in conjunction with a 28 basis point widening of our net interest margin and further enhanced by our active management of expenses. Our loan growth during 2012 was primarily funded by growth in our deposits. As a result, diluted earnings per share increased $0.14, or 42.4%, to $0.47 for the year ended December 31, 2012, compared to $0.33 for 2011.

For the year ended December 31, 2012, our efficiency ratio improved to 60.64%, as compared to 68.03% for 2011. Pre-tax, pre-provision net revenue per average full-time equivalent employee improved to $222,000 for the year ended December 31, 2012, from $162,000 for 2011. Our total revenue, comprised of net interest income plus non-interest income, excluding gains on sale of investments, grew at a faster pace than non-interest expenses. Our total revenue grew 25.0% for the year ended December 31, 2012, as compared to 2011, while our non-interest expense grew 11.4% for the year ended December 31, 2012, as compared to 2011.

Our return on average assets was 0.55% for the year ended December 31, 2012, as compared to 0.41% for 2011. Our return on average equity was 5.24% for the year ended December 31, 2012, as compared to 3.97% for 2011. Net interest margin expanded 28 basis points, to 3.00% for the year ended December 31, 2012, as compared to 2.72% for 2011. This expansion was driven primarily by a decrease of 37 basis points in the rate paid on our average interest-bearing liabilities, partially offset by a four basis point decline in our yield on average earning assets due primarily to competitive pressure on our loans.

Our total loans outstanding as of December 31, 2012, were $1.6 billion, which represented an increase of $234.6 million, or 16.7%, from $1.4 billion, as of December 31, 2011. The loan growth we achieved in 2012 kept pace with our historical growth and we believe was primarily attributable to our focus on attracting and retaining middle market business customers, as well as growth from our private banking channel that cultivates relationships with financial intermediaries.

Deposits, the largest component of our liabilities, increased $186.3 million, or 11.4%, to $1.8 billion as of December 31, 2012, from $1.6 billion as of December 31, 2011. The largest component of our deposit growth was in money market and non-brokered time deposits, including through the attraction and retention of deposits from our private banking customers as a result of our relationships with financial intermediaries.

Net charge-offs as a percentage of average loans for the year ended December 31, 2012, improved to 0.43%, as compared to 0.46% for 2011. Our ratio of non-performing assets as a percentage of total assets increased to 1.10% as of December 31, 2012, as compared to 0.90% as of December 31, 2011. Finally, our allowance for loan losses as a percentage of non-performing loans decreased to 79.50% as of December 31, 2012, as compared to 99.53% as of December 31, 2011. We believe our emphasis on risk management and our credit culture is reflected in our ratio of non-performing assets to total assets of 1.10% as of December 31, 2012, which is significantly lower than the weighted average ratio of 2.67% for U.S. banks with $1.0 billion to $3.0 billion in assets as of December 31, 2012, as reported by SNL Financial. In addition, our ratio of net charge-offs to average loans of 0.43% for the year ended December 31, 2012, was significantly lower than the 0.74% weighted average, according to SNL Financial, for the same peer group.

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 92.5%, 91.9% and 94.8% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest income	$72,851	$71,034	$65,367
Fully taxable equivalent adjustment	228	129	—
Interest income adjusted	73,079	71,163	65,367
Interest expense	11,067	13,674	17,986
Net interest income adjusted	$62,012	$57,489	$47,381

Yield on earning assets	3.44%	3.71%	3.75%
Cost of interest-bearing liabilities	0.62%	0.89%	1.26%
Net interest spread	2.82%	2.82%	2.49%
Net interest margin (1)	2.92%	3.00%	2.72%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the years ended December 31, 2013, 2012 and 2011. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a tax equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$154,163	$558	0.36%	$180,621	$582	0.32%	$257,741	$744	0.29%
Federal funds sold	8,896	8	0.09%	8,127	10	0.12%	10,634	9	0.08%
Investment securities available-for-sale	208,773	3,269	1.57%	183,976	3,213	1.75%	146,862	2,416	1.65%
Investment securities held-to-maturity	14,026	527	3.76%	—	—	—%	—	—	—%
Investment securities trading	3,060	71	2.32%	2,951	52	1.76%	—	—	—%
Total loans	1,734,701	68,646	3.96%	1,542,915	67,306	4.36%	1,327,771	62,198	4.68%
Total interest-earning assets	2,123,619	73,079	3.44%	1,918,590	71,163	3.71%	1,743,008	65,367	3.75%
Other assets	50,230			33,557			28,951
Total assets	$2,173,849			$1,952,147			$1,771,959

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$5,617	$4	0.07%	$3,714	$3	0.08%	$5,540	$27	0.49%
Money market deposit accounts	931,720	3,756	0.40%	685,030	4,062	0.59%	619,607	5,482	0.88%
Time deposits (excluding CDARS®)	469,925	4,602	0.98%	470,219	5,995	1.27%	346,366	6,164	1.78%
CDARS® time deposits	366,663	2,619	0.71%	377,571	3,591	0.95%	453,526	6,313	1.39%
Borrowings	20,000	86	0.43%	5,451	23	0.42%	—	—	—%
Total interest-bearing liabilities	1,793,925	11,067	0.62%	1,541,985	13,674	0.89%	1,425,039	17,986	1.26%
Noninterest-bearing deposits	95,462			191,352			150,996
Other liabilities	18,501			15,038			13,942
Shareholders' equity	265,961			203,772			181,982
Total liabilities and shareholders' equity	$2,173,849			$1,952,147			$1,771,959

Net interest income		$62,012			$57,489			$47,381
Net interest spread			2.82%			2.82%			2.49%
Net interest margin (1)			2.92%			3.00%			2.72%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Years Ended December 31, 2013 and 2012. Net interest income, calculated on a fully taxable equivalent basis, increased $4.5 million or 7.9%, to $62.0 million for the year ended December 31, 2013, from $57.5 million for the same period in 2012. The increase in net interest income for the year ended December 31, 2013, was primarily attributable to a $205.0 million, or 10.7%, increase in average interest-earning assets, partially offset by a decrease in net interest margin of 8 basis points to 2.92%. The increase in net interest income reflects an increase of $1.9 million, or 2.7%, in interest income, coupled with a decrease of $2.6 million, or 19.1%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $191.8 million, or 12.4%, which is our highest yielding earning asset and our core business, as well as an increase of $24.8 million, or 13.5%, in average investment securities available-for-sale, partially offset by a decrease of 40 basis points in yield on our loans. The declining yield on our loan portfolio was reflective of the low interest rate environment, coupled with market pressure from competition for higher quality loans. The overall yield on interest-earning assets declined 27 basis points to 3.44% for the year ended December 31, 2013, as compared to 3.71% for the same period in 2012, primarily as a result of the shift in the composition of our earning assets from lower yielding interest-earning deposits to higher yielding loans and investment securities.

Interest expense on interest-bearing liabilities of $11.1 million, for the year ended December 31, 2013, decreased $2.6 million or 19.1% from the same period in 2012 as a result of a decrease of 27 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2012, partially offset by an increase of $251.9 million or 16.3% in average interest-bearing liabilities for the year ended December 31, 2013. The decrease in average rate paid was reflective of decreases in rates paid across all interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $246.7 million, or 36.0%, in average money market deposit accounts and an increase of $14.5 million in average borrowings, partially offset by a decline in average CDARS® time deposits of $10.9 million, or 2.9%.

We expect to continue to experience pressure on the yield on our earning assets due to our focus on variable rate loans, including loans secured by marketable securities, maintaining strong asset quality and market competition. The opportunities to further reduce rates paid on our deposits may be more limited in the current low interest rate environment. Given our current balance sheet profile, we believe we are positioned to benefit from an increase in interest rates because 82.0% of our total loans as of December 31, 2013, which are our principal source of revenue, are floating rate loans. To the extent interest rates increase, yields on our loans will increase at varying speeds, since approximately 21.7% of our floating rate loans had interest rate floors at December 31, 2013.

Net Interest Income for the Years Ended December 31, 2012 and 2011. Net interest income increased $10.1 million, or 21.3%, to $57.5 million for the year ended December 31, 2012, from $47.4 million for 2011. The increase in net interest income for the year ended December 31, 2012, was primarily attributable to a $175.6 million, or 10.1%, increase in average interest-earning assets, coupled with an increase in net interest margin of 28 basis points to 3.00%. The increase in net interest income reflects an increase of $5.8 million, or 8.9%, in interest income, coupled with a decrease of $4.3 million, or 24.0%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $215.1 million, or 16.2%, which is our highest yielding earning asset and our core business, as well as an increase of $37.1 million, or 25.3%, in average investment securities available-for-sale, partially offset by a decrease in average interest-earning deposits of $77.1 million, or 29.9%, and a decrease of 32 basis points in yield on loans. The declining yields on our loans were reflective of market pressure from competition for higher quality loans. Although our yield on loans declined 32 basis points, the overall yield on interest-earning assets declined only four basis points to 3.71% for the year ended December 31, 2012, as compared to 3.75% for 2011, primarily as a result of the shift in the percentage composition of our earning assets from lower yielding interest-earning deposits to higher yielding loans and investment securities.

Although average interest-bearing liabilities for the year ended December 31, 2012, increased $116.9 million, or 8.2%, from 2011, our interest expense related to those liabilities decreased as a result of a 37 basis point reduction in the average rate paid on our average interest-bearing liabilities. The decrease in average rate paid was reflective of decreases in rates paid across all interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $65.4 million, or 10.6%, in average money market deposit accounts, coupled with an increase of $123.9 million, or 35.8%, in average time deposits (excluding CDARS®), partially offset by a decline in average CDARS® time deposits of $76.0 million, or 16.7%. The increase in non-brokered funding sources included a $40.4 million, or 26.7%, increase in noninterest-bearing deposits.

As of December 31, 2012, we had $87.8 million in deposits that received FDIC insurance coverage above normal levels as a result of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Act. A majority of those deposits were moved into the Promontory CDARS® program or the Promontory Insured Cash Sweep® program at the end of the fourth quarter, prior to the December 31, 2012, expiration of the additional insurance coverage for such accounts.

The following tables analyze the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The tables show the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the periods indicated. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Years Ended December 31,
	2013 over 2012
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$68	$(92)	$(24)
Federal funds sold	(3)	1	(2)
Investment securities available-for-sale	(346)	402	56
Investment securities held-to-maturity	264	263	527
Investment securities trading	17	2	19
Total loans	(6,460)	7,800	1,340
Total increase (decrease) in interest income	(6,460)	8,376	1,916
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	—	1	1
Money market deposit accounts	(1,512)	1,206	(306)
Time deposits (excluding CDARS®)	(1,389)	(4)	(1,393)
CDARS® time deposits	(870)	(102)	(972)
Borrowings	1	62	63
Total increase (decrease) in interest expense	(3,770)	1,163	(2,607)
Total increase (decrease) in net interest income	$(2,690)	$7,213	$4,523

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Years Ended December 31,
	2012 over 2011
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	78	(240)	(162)
Federal funds sold	3	(2)	1
Investment securities available-for-sale	150	647	797
Investment securities held-to-maturity	—	—	—
Investment securities trading	26	26	52
Total loans	(4,616)	9,724	5,108
Total increase (decrease) in interest income	(4,359)	10,155	5,796
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(17)	(7)	(24)
Money market deposit accounts	(1,958)	538	(1,420)
Time deposits (excluding CDARS®)	(2,038)	1,869	(169)
CDARS® time deposits	(1,784)	(938)	(2,722)
Borrowings	12	11	23
Total increase (decrease) in interest expense	(5,785)	1,473	(4,312)
Total increase (decrease) in net interest income	$1,426	$8,682	$10,108

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

Provision for Loan Losses for the Years Ended December 31, 2013 and 2012. We recorded an $8.2 million provision for loan losses for each of the years ended December 31, 2013 and 2012. The provision for loan losses was largely driven by the deterioration and charge-offs of individual credits totaling $7.5 million and $6.9 million for the years ended December 31, 2013 and 2012, respectively. These charge-offs represent three commercial and industrial loans, one commercial real estate loan and one private banking-personal loan for the year ended December 31, 2013 and two commercial and industrial loans, three commercial real estate loans and one private banking-personal loan for the year ended December 31, 2012. The low charge-offs for the private banking-personal portfolio for the year ended December 31, 2013, are a result of the overall high asset quality of this portfolio which is largely comprised of loans backed by cash and marketable securities.

Provision for Loan Losses for the Years Ended December 31, 2012 and 2011. We recorded an $8.2 million provision for loan losses for the year ended December 31, 2012, compared to $5.3 million for 2011. The increase was primarily attributable to an increase in specific reserves.

Commercial and Industrial: Provision for loan losses of $5.3 million was primarily the result of additions to specific reserves. The impact of the general reserve on our provision for loan losses related to growth in this loan portfolio was offset by an improvement in the overall risk ratings of the loans in the portfolio.

Commercial Real Estate: Provision for loan losses of $1.5 million was comprised of $2.4 million of additions to specific reserves, partially offset by a decrease of $876,000 related to general reserves, as a result of the decrease in the size of this loan portfolio during the year ended December 31, 2012.

Private Banking-Personal: Provision for loan losses of $1.4 million was comprised of $1.0 million resulting from additions to specific reserves, coupled with $432,000 resulting from additions to general reserves as a result of growth in the loan portfolio.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of certain fees generated from loan and deposit relationships with our customers, coupled with income generated from swap transactions entered into as a direct result of transactions with our customers. In addition, from time to time as opportunities arise, we sell portions of our investment securities portfolio. Gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses are impacted by a number of factors, including the nature of the security sold, the purpose of the sale, the interest rate environment and other market conditions.

The following table presents the components of our non-interest income for the years ended December 31, 2013 and 2012:

	Years Ended December 31,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges	$482	$433	$49	11.3%
Net gain on the sale of investment securities available-for-sale	797	1,114	(317)	(28.5)%
Interest rate swap fees	1,056	903	153	16.9%
Commitment and other fees	2,060	2,716	(656)	(24.2)%
Other income (1)	1,403	1,033	370	35.8%
Total non-interest income	$5,798	$6,199	$(401)	(6.5)%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets, trading income and other general operating income.

Non-Interest Income for the Years Ended December 31, 2013 and 2012. Our non-interest income was $5.8 million for the year ended December 31, 2013, a decrease of $401,000, or 6.5%, from $6.2 million for the same period in 2012, primarily related to the following items:

•
Net gain on the sale of investment securities available-for-sale was $317,00 less for the year ended December 31, 2013, compared to 2012. We identify opportunities in the market place to sell certain investment securities to help fund our loan growth. Although income resulting from these transactions is reported within non-interest income, we exclude such income in the computation of our revenue and efficiency ratio, since we view these transactions as an opportunistic component of our funding strategy and not as a core component of our non-interest income. In addition, the level and frequency of income generated from these transactions can vary materially based on market conditions.

•
Swap fees were $153,000 more for the year ended December 31, 2013, compared to 2012, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

•	Commitment and other fees were $656,000 less for the year ended December 31, 2013, compared to 2012, driven by fluctuations in fees related to loans and loan commitments.

•
Other income was $370,000 more for the year ended December 31, 2013, compared to 2012, primarily due to $484,000 higher income from BOLI as a result of an increase in our investment in this product coupled with $225,000 higher income resulting from an increase in the values of our swaps, offset by $388,000 lower trading income on our trading investment securities.

The following table presents the components of our non-interest income for the years ended December 31, 2012 and 2011:

	Years Ended December 31,		2012 Change from 2011
(Dollars in thousands)	2012	2011	Amount	Percent
Service charges	$433	$393	$40	10.2%
Net gain on the sale of investment securities available-for-sale	1,114	1,323	(209)	(15.8)%
Net gain on the sale of loans	—	5	(5)	(100.0)%
Interest rate swap fees	903	70	833	1,190.0%
Commitment and other fees	2,716	1,882	834	44.3%
Other income (1)	1,033	235	798	339.6%
Total non-interest income	$6,199	$3,908	$2,291	58.6%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets, trading income and other general operating income.

Non-Interest Income for the Years Ended December 31, 2012 and 2011. Our non-interest income was $6.2 million for the year ended December 31, 2012, an increase of $2.3 million, or 58.6%, from $3.9 million for 2011, primarily related to the following items:

•
Net gain on the sale of investment securities available for sale was $209,000 less for the year ended December 31, 2012, compared to 2011. We identify opportunities in the market place to sell certain investment securities to help fund our loan growth. Although income resulting from these transactions is reported within non-interest income, we exclude such income in the computation of our revenue and efficiency ratio, since we view these transactions as an opportunistic component of our funding strategy and not as a core component of our non-interest income. In addition, the level and frequency of income generated from these transactions can vary materially based on market conditions.

•
Swap fees were $833,000 more for the year ended December 31, 2012, compared to 2011, driven by an increase in customer demand for long-term interest rate protection based upon overall market expectations.

•	Commitment and other fees for the year ended December 31, 2012, increased $834,000 from 2011, driven largely by growth in unused commitment fees and letter of credit fees.

•
Other income for the year ended December 31, 2012, increased $798,000 from 2011, primarily due to gains of $507,000 realized from trading activity in our investment portfolio during the year ended December 31, 2012, compared to no activity for 2011.

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

The following table presents the components of our non-interest expense for the years ended December 31, 2013 and 2012:

	Years Ended December 31,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Compensation and employee benefits	$24,556	$24,106	$450	1.9%
Premises and occupancy costs	3,190	2,826	364	12.9%
Professional fees	3,696	3,025	671	22.2%
FDIC insurance expense	1,463	1,397	66	4.7%
General bank insurance expense	840	480	360	75.0%
State capital shares tax	1,124	806	318	39.5%
Travel and entertainment expense	1,551	1,231	320	26.0%
Data processing expense	793	843	(50)	(5.9)%
Charitable contributions	855	856	(1)	(0.1)%
Other operating expenses (1)	2,747	2,295	452	19.7%
Total non-interest expense	$40,815	$37,865	$2,950	7.8%
Full-time equivalent employees (2)	129	119	10	8.4%

(1)
Other operating expenses includes such items as investor relations, investment management fees, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2013 and 2012. Our non-interest expense for the year ended December 31, 2013, increased $3.0 million, or 7.8%, as compared to the same period in 2012, primarily related to the following:

•
Compensation and employee benefits for the year ended December 31, 2013, increased by $450,000 from 2012 primarily due to an increase in the number of full-time equivalent employees and the overall increased wage and benefits costs of our existing employees offset by lower incentive compensation costs.

•
Premises and occupancy costs for the year ended December 31, 2013, increased by $364,000 from 2012, primarily as a result of the establishment of our new representative office in New York and higher depreciation expense.

•
Professional fees expense for the year ended December 31, 2013, increased $671,000 from 2012 largely due to non-recurring costs associated with the Chartwell acquisition, increased compliance obligation and compliance and reporting requirements associated with being a public reporting company.

•	General bank insurance for the year ended December 31, 2013, increased $360,000 from 2012 due to higher insurance premiums subsequent to us becoming a publicly traded entity.

•
Travel and entertainment expenses for the year ended December 31, 2013, increased by $320,000 from 2012 due to an increase in the number of relationship managers and increased client outreach and origination activity.

•
Other operating expenses for the year ended December 31, 2013, increased by $452,000 from 2012 primarily as a result of an increase in investor relations costs and external investment management costs.

The following table presents the components of our non-interest expense for the years ended December 31, 2012 and 2011:

	Years Ended December 31,		2012 Change from 2011
(Dollars in thousands)	2012	2011	Amount	Percent
Compensation and employee benefits	$24,106	$21,115	$2,991	14.2%
Premises and occupancy costs	2,826	2,380	446	18.7%
Professional fees	3,025	3,070	(45)	(1.5)%
FDIC insurance expense	1,397	1,917	(520)	(27.1)%
General bank insurance expense	480	413	67	16.2%
State capital shares tax	806	1,319	(513)	(38.9)%
Travel and entertainment expense	1,231	1,139	92	8.1%
Data processing expense	843	701	142	20.3%
Charitable contributions	856	316	540	170.9%
Other operating expenses (1)	2,295	1,624	671	41.3%
Total non-interest expense	$37,865	$33,994	$3,871	11.4%
Full-time equivalent employees (2)	119	103	16	15.5%

(1)
Other operating expenses includes such items as investor relations, investment management fees, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2012 and 2011. Our non-interest expense for the year ended December 31, 2012, increased $3.9 million, or 11.4%, as compared to 2011, primarily related to the following:

•
Compensation and employee benefits for the year ended December 31, 2012, increased by $3.0 million from 2011. The increase was primarily due to an increase in the number of full-time equivalent employees, as well as increases in compensation and benefits to our existing employees. During 2012, we added five relationship managers and 11 full-time equivalent employees in support, risk management and administrative roles.

•
FDIC insurance expense for the year ended December 31, 2012, decreased $520,000 from 2011 primarily due to changes in the manner in which FDIC-insured institutions calculate deposit insurance assessments, as mandated by the Dodd-Frank Act, partially offset by an increase in our assessment base. For additional information regarding the manner in which our FDIC insurance premiums are calculated, see “Supervision and Regulation-FDIC Deposit Insurance Assessments.”

•
Charitable contribution expenses for the year ended December 31, 2012, increased by $540,000 from 2011. The majority of our charitable contributions support our Community Reinvestment Act initiatives and result in Pennsylvania shares tax credits.

•
Other operating expenses for the year ended December 31, 2012, increased by $671,000 from 2011 primarily as a result of increases in other categories such as telephone, marketing and employee-related expenses related to the growth of our business.

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

Income Taxes for the Years Ended December 31, 2013 and 2012. For the year ended December 31, 2013, we recognized income tax expense of $5.7 million or 30.7% of income before tax, as compared to income tax expense of $6.8 million, or 39.0%, of income before tax, for the same period in 2012. Our effective tax rate for the year ended December 31, 2012, was elevated by the limitation of deductible compensation expense under section 162(m) of the Internal Revenue Service. Conversely, our effective tax rate for the year ended December 31, 2013, was lower due to income tax credits of $909,000 being earned in 2013.

Income Taxes for the Years Ended December 31, 2012 and 2011. For the year ended December 31, 2012, we recognized income tax expense of $6.8 million or 39.0% of income before tax, as compared to income tax expense of $4.7 million, or 39.6%, of income before tax for 2011. Our effective tax rates for the years ended December 31, 2012 and 2011, respectively, were elevated by the limitation of deductible compensation expense under section 162(m) of the Internal Revenue Service.

Financial Condition

Our total assets as of December 31, 2013, totaled $2.3 billion which was an increase of $217.4 million or 10.5%, from December 31, 2012, as growth in our earning assets, which was driven primarily by growth in our loan portfolio and investments securities, was partially offset by a decrease in cash and cash equivalents as we funded our growth partially with excess cash. Our loan portfolio increased $219.1 million or 13.3%, to $1.9 billion, as of December 31, 2013, from $1.6 billion, as of December 31, 2012. Total investment securities increased $36.7 million or 19.2%, to $227.8 million, as of December 31, 2013, from $191.2 million, as of December 31, 2012. Cash and cash equivalents decreased $53.5 million, to $146.6 million, as of December 31, 2013, from $200.1 million, as of December 31, 2012. Our total deposits increased $138.3 million, or 7.6%, to $2.0 billion as of December 31, 2013. Our shareholders' equity increased $76.2 million to $293.9 million as of December 31, 2013, compared to $217.7 million as of December 31, 2012. This increase was primarily the result of net proceeds from the issuance of common stock of $66.0 million, coupled with $12.9 million in net income, partially offset by a decrease of $3.4 million in other comprehensive income (loss), which represents the increase in the unrealized loss on our investment portfolio.

Our total assets increased $239.7 million, or 13.1%, to $2.1 billion as of December 31, 2012, from $1.8 billion as of December 31, 2011, resulting primarily from the growth in loans. Our loan portfolio increased $234.6 million, or 16.7%, to $1.6 billion as of December 31, 2012, from $1.4 billion as of December 31, 2011. Our total deposits increased $186.3 million, or 11.4%, to $1.8 billion as of December 31, 2012, from $1.6 billion as of December 31, 2011. Our shareholders’ equity increased $33.2 million to $217.7 million as of December 31, 2012, compared to $184.5 million as of December 31, 2011. This increase was the result of $10.7 million in net income, a private placement of preferred stock resulting in net proceeds of $46.0 million, and a $933,000 increase in other comprehensive income, which represents the increase in the unrealized gain on our investment portfolio, $889,000 increase related to stock based compensation, partially offset by a $24.2 million reduction related to the redemption of preferred stock issued to the Department of the Treasury in connection with our participation in the Capital Purchase Program and related preferred dividends totaling $1.1 million.

Loans

Our primary source of income is interest on loans. Our loan portfolio consists primarily of commercial and industrial loans, real estate loans secured by commercial real estate properties and loans to our private banking clients. Our loan portfolio represents the highest yielding component of our earning asset base.

The following table presents the composition of our loan portfolio, by category, as of the dates indicated:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial and industrial	$879,440	$871,993	$705,646	$595,776	$604,219
Commercial real estate	576,004	473,208	498,236	495,960	550,930
Private banking-personal	405,331	296,427	203,113	192,009	138,856
Total loans	$1,860,775	$1,641,628	$1,406,995	$1,283,745	$1,294,005

Total loans. Total loans increased by $219.1 million or 13.3% to $1.9 billion as of December 31, 2013, as compared to December 31, 2012. Our growth for the year ended December 31, 2013, has been comprised of an increase in commercial and industrial loans of $7.4 million or 0.9%, an increase in commercial real estate loans of $102.8 million or 21.7%, and an increase in private banking-personal loans of $108.9 million or 36.7%.

Total loans increased by $234.6 million or 16.7% to $1.6 billion as of December 31, 2012, as compared to December 31, 2011. Our growth for the year ended December 31, 2012, has been comprised of an increase in commercial and industrial loans of $166.3 million or 23.6%, an increase in private banking-personal loans of $93.3 million or 45.9%, and a decrease in commercial real estate loans of $25.0 million or 5.0%.

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

As of December 31, 2013, our commercial and industrial loans comprised $879.4 million or 47.2% of total loans, compared to $872.0 million or 53.1% of total loans as of December 31, 2012. Included in our commercial and industrial loans as of December 31, 2013, are $140.4 million of loans sourced through our private banking channel with the proceeds used for a commercial or business purpose. The majority of our commercial loans sourced through our private banking channel are secured by cash and marketable securities.

Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The cash flow from income producing properties or the sale of property from construction and development loans are the primary sources of repayment for these loans.

Commercial real estate loans as of December 31, 2013, totaled $576.0 million or 31.0% of total loans, as compared to $473.2 million or 28.8% as of December 31, 2012. As of December 31, 2013, $373.6 million of total commercial real estate loans were at a floating rate and $202.4 million were at a fixed rate, as compared to $352.8 million and $120.4 million, respectively, as of December 31, 2012. Included in our commercial real estate loans as of December 31, 2013, are $23.6 million of loans sourced through our private banking channel with the proceeds used for a commercial or business purpose.

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

As of December 31, 2013, private banking-personal loans (excluding those used for commercial purposes) were approximately $405.3 million or 21.8% of total loans, of which $235.1 million or 58.0% were secured by cash and marketable securities. This compared to the level, as of December 31, 2012, of $296.4 million or 18.1% of total loans, of which $141.7 million or 47.8% were secured by cash and marketable securities. Furthermore, as shown in the table below, aggregate loans secured by cash and marketable securities, including personal and commercial loans, grew by $112.6 million or 47.5%, in the year ended December 31, 2013, to $349.8 million as of December 31, 2013, from $237.1 million as of December 31, 2012. The growth in loans secured by cash and marketable securities is expected to increase as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile.

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

	December 31,
(Dollars in thousands)	2013	2012	2011
Private banking-personal loans:
Secured by residential real estate	$162,681	$137,140	$106,545
Secured by cash and marketable securities	235,113	141,745	82,808
Other	7,537	17,542	13,760
Total private banking-personal loans	405,331	296,427	203,113
Private banking-commercial loans:
Secured by commercial real estate	23,616	19,510	19,082
Secured by cash and marketable securities	114,653	95,372	38,923
Other	25,746	24,573	24,403
Total private banking-commercial loans	164,015	139,455	82,408
Total private banking channel loans	$569,346	$435,882	$285,521

Loan Maturities and Interest Rate Sensitivity

The following tables present the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the dates indicated.

	December 31, 2013
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$789,967	$66,888	$22,585	$879,440
Commercial real estate	370,276	134,773	70,955	576,004
Private banking-personal	249,657	110,413	45,261	405,331
Total loans	$1,409,900	$312,074	$138,801	$1,860,775

Interest rate sensitivity:
Fixed interest rates	$44,986	$175,607	$115,153	$335,746
Floating or adjustable interest rates	1,364,914	136,467	23,648	1,525,029
Total loans	$1,409,900	$312,074	$138,801	$1,860,775

Large Credit Relationships

We originate and maintain large credit relationships with numerous customers in the ordinary course of our business. We have established an informal limit on loans that is significantly lower than our legal lending limit of approximately $37.2 million as of December 31, 2013. Our present informal lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made in the case of particularly strong credits. As of December 31, 2013, our average commercial loan size was approximately $2.8 million and average private banking-personal loan size was $537,000.

The following table summarizes the aggregate committed and outstanding balances of our larger credit relationships as of December 31, 2013.

	December 31, 2013
(Dollars in thousands)	Number of Relationships	Committed Balance	Outstanding Balance
Large credit relationships:
>$15.0 million to $20.0 million	2	$35,400	$26,025
>$10.0 million to $15.0 million	24	$293,320	$221,000

Loan Pricing

We generally extend variable-rate loans on which the interest rate fluctuations are based upon a predetermined indicator, such as the London Interbank Offered Rate ("LIBOR") or United States prime rate. Our use of variable-rate loans is designed to mitigate our interest rate risk to the extent that the rates that we charge on our variable-rate loans will rise or fall in tandem with rates that we must pay to acquire deposits and vice versa. As of December 31, 2013, approximately 82.0% of our loans had variable rates of which approximately 21.7% also contained a minimum interest rate, or floor, which helps to preserve our interest rate spread.

Interest Reserve Loans

As of December 31, 2013, loans with interest reserves totaled $21.7 million, which represented 1.2% of total loans, as compared to $34.3 million or 2.1% as of December 31, 2012. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

The components of the allowance for loan losses represent estimates based upon ASC Topic 450, Contingencies, and ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under ASC Topic 310. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

Under ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest or if a loan is classified as a troubled debt restructuring ("TDR"). Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.

In estimating probable loan loss under ASC Topic 450 we consider numerous factors, including historical charge-off rates and subsequent recoveries. We also consider, but are not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, we consider the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of our primary markets historically tend to lag the national economy, with local economies in those primary markets also improving or weakening, as the case may be, but at a more measured rate than the national trends.

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio. Management has developed a methodology that is applied to each of our three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking-personal loans. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on judgment as to the probable impact on each loan portfolio, and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality at least quarterly.

Loan participations follow the same underwriting and risk rating criteria and are individually risk-rated under the same process as loans we directly originated. Our ongoing credit review of participation loans follows the same process we use for loans we originate directly. Management does not rely on information from the lead bank when considering the appropriate level of allowance for loan losses to be recorded on any of our participation loans.

The following table summarizes the allowance for loan losses, as of the dates indicated:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
General reserves	$13,524	$13,440	$13,820	$14,906	$14,031
Specific reserves	5,472	4,434	2,530	2,205	1,733
Total allowance for loan losses	$18,996	$17,874	$16,350	$17,111	$15,764
Allowance for loan losses to total loans	1.02%	1.09%	1.16%	1.33%	1.22%

As of December 31, 2013, we had specific reserves totaling $5.5 million, related to six commercial and industrial loans, with an aggregated total outstanding balance of $16.0 million. All of these loans were on non-accrual status as of December 31, 2013.

As of December 31, 2012, we had specific reserves totaling $4.4 million related to four commercial and industrial loans and one commercial real estate loan, with an aggregated total outstanding balance of $9.4 million. All of these loans were on non-accrual status as of December 31, 2012.

The following tables summarize allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$13,012	68.5%	47.2%	$11,319	63.3%	53.1%
Commercial real estate	5,293	27.9%	31.0%	5,252	29.4%	28.8%
Private banking-personal	691	3.6%	21.8%	1,303	7.3%	18.1%
Total allowance for loan losses	$18,996	100.0%	100.0%	$17,874	100.0%	100.0%

	December 31, 2011			December 31, 2010
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$8,899	54.4%	50.2%	$9,232	54.0%	46.4%
Commercial real estate	6,580	40.2%	35.4%	7,108	41.5%	38.6%
Private banking-personal	871	5.4%	14.4%	771	4.5%	15.0%
Total allowance for loan losses	$16,350	100.0%	100.0%	$17,111	100.0%	100.0%

Allowance for Loan Losses as of December 31, 2013 and 2012. Our allowance for loan losses increased to $19.0 million, or 1.02%, of total loans as of December 31, 2013, as compared to $17.9 million, or 1.09% of total loans, as of December 31, 2012. The increase in the total reserve was primarily attributable to an increase in specific reserves related to two commercial and industrial loans offset by a decrease in specific reserves related to the sale of one commercial real estate loan and continued strong credit results in the private banking-personal loan portfolio.

Our allowance for loan losses related to commercial and industrial loans increased $1.7 million, to $13.0 million as of December 31, 2013, as compared to $11.3 million as of December 31, 2012. This increase was primarily attributable to an increase in related specific reserves on two loans. Our allowance for loan losses related to commercial real estate loans increased $41,000, to $5.3 million as of December 31, 2013, as compared to $5.3 million as of December 31, 2012. This increase was primarily attributable the growth in this loan portfolio partially offset by the decrease in specific reserves related to the sale of one commercial real estate loan. Our allowance for loan losses related to private banking-personal loans decreased $612,000, to $691,000 as of December 31, 2013, as compared to $1.3 million at December 31, 2012, as there were low charge-offs during the year ended December, 31, 2013, due to the overall high asset quality of this portfolio which are largely secured by cash and marketable securities.

Allowance for Loan Losses as of December 31, 2012 and 2011. Our allowance for loan losses increased to $17.9 million, or 1.09%, of total loans as of December 31, 2012, as compared to $16.4 million, or 1.16%, of total loans as of December 31, 2011. This increase was primarily attributable to an increase in specific reserves and due to the growth in our loan portfolio. The decrease as a percentage of total loans was consistent with the $7.9 million, or 12.7% decline in our aggregate criticized and classified (special mention and substandard) loans during 2012, as well as the overall improvement in the risk profile of our loan portfolio, including the 106.2% increase in our loans secured by marketable securities.

Our allowance for loan losses related to commercial and industrial loans increased to $11.3 million as of December 31, 2012, as compared to $8.9 million as of December 31, 2011. This 27.2% increase was primarily attributable to the 23.5% growth in this loan portfolio as well as an increase in specific reserves while considering the improvement in the overall weighted average risk rating of the portfolio. Our allowance for loan losses related to commercial real estate loans decreased 20.2% to $5.3 million as of December 31, 2012, as compared to $6.6 million as of December 31, 2011. This decrease was primarily attributable to the 5.0% decrease in this loan portfolio, while considering the improvement in the overall risk rating of the portfolio. Our allowance for loan losses related to private banking-personal loans increased 49.6% to $1.3 million as of December 31, 2012, as compared to $871,000 as of December 31, 2011. This increase was primarily attributable to the 45.9% growth in this loan portfolio.

Net Charge-Offs

Our charge-off policy for commercial and private banking-personal loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged-off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Beginning balance	$17,874	$16,350	$17,111	$15,764	$11,623
Charge-offs:
Commercial and industrial	(5,508)	(3,000)	(1,886)	—	(20,031)
Commercial real estate	(1,936)	(2,868)	(4,888)	(5,670)	—
Private banking-personal	(13)	(999)	—	—	—
Total charge-offs	(7,457)	(6,867)	(6,774)	(5,670)	(20,031)
Recoveries:
Commercial and industrial	114	206	556	1,766	331
Commercial real estate	278	—	118	—	—
Private banking-personal	—	—	—	—	—
Total recoveries	392	206	674	1,766	331
Net charge-offs	(7,065)	(6,661)	(6,100)	(3,904)	(19,700)
Provision for loan losses	8,187	8,185	5,339	5,251	23,841
Ending balance	$18,996	$17,874	$16,350	$17,111	$15,764

Net loan charge-offs to average total loans	0.41%	0.43%	0.46%	0.31%	1.75%
Provision for loan losses to average total loans	0.47%	0.53%	0.40%	0.42%	2.11%
Allowance for loan losses to net loan charge-offs	268.87%	268.34%	268.03%	438.29%	80.02%
Provision for loan losses to net loan charge-offs	115.88%	122.88%	87.52%	134.50%	121.02%

Net Charge-Offs for the Year Ended December 31, 2013. Our net loan charge-offs of $7.1 million or 0.41% of average loans for the year ended December 31, 2013, were comprised of charge-offs of $5.5 million on three commercial and industrial loans, $1.9 million on one commercial real estate loan and $13,000 on one private banking-personal loan, partially offset by recoveries of $114,000 on three commercial and industrial loans and $278,000 on three commercial real estate loans.

Net Charge-Offs for the Year Ended December 31, 2012. Our net loan charge-offs of $6.7 million, or 0.43% of average loans for the year ended December 31, 2012, were comprised of charge-offs of $3.0 million on two commercial and industrial loans, $2.9 million on three commercial real estate loans, and $1.0 million on one private banking-personal loan, partially offset by a recovery of $206,000 on one commercial and industrial loan.

Net Charge-Offs for the Year Ended December 31, 2011. Our net loan charge-offs totaled $6.1 million, or 0.46% of average loans, for the year ended December 31, 2011, were comprised of charge-offs of $4.9 million on seven commercial real estate loans and $1.9 million on one commercial and industrial loan, partially offset by recoveries of $118,000 on one commercial real estate loan and $556,000 on five commercial and industrial loans.

For additional information on the changes in the allowance for loan losses by category for the years ended December 31, 2013, 2012 and 2011, see note 4 to our consolidated financial statements.

Non-Performing Assets

Non-performing assets consist of non-performing loans, other real estate owned and other repossessed assets. Non-performing loans consist of loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and including in-substance foreclosures. We initially record OREO at the lower of carrying value or fair value, less estimated costs to sell the assets. We account for TDRs in accordance with ASC 310, Receivables.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due or the borrower files for federal bankruptcy protection. There were no loans 90 days or more past due and still accruing interest as of December 31, 2013, 2012 and 2011, and there was no interest income recognized on these loans for the years ended December 31, 2013, 2012 and 2011, while these loans were on non-accrual. As of December 31, 2013, non-performing loans were $20.3 million or 1.09% of total loans, compared to $22.5 million or 1.37% of total loans and $16.4 million or 1.17% of total loans, as of December 31, 2012 and 2011, respectively.

Once the determination is made that a foreclosure is necessary, the loan is reclassified as “in-substance foreclosure” until a sale date and title to the property is finalized. Once we own the property, it is maintained, marketed, rented and sold to repay the original loan. Historically, foreclosure trends in our loan portfolio have been low due to the seasoning of our portfolio. Any loans that are modified or extended are reviewed for potential classification as a TDR loan. For borrowers that are experiencing financial difficulty, we complete a process that outlines the terms of the modification, the reasons for the proposed modification and documents the current status of the borrower.

We had non-performing assets of $21.7 million, or 0.95% of total assets, as of December 31, 2013, as compared to $22.8 million, or 1.10% of total assets, as of December 31, 2012. The decrease in non-performing assets in 2013 was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2013, we had two properties that were classified as OREO which totaled $1.4 million, and no loans 90 days or more past due and still accruing interest.

We had non-performing assets of $22.8 million, or 1.10% of total assets, as of December 31, 2012, as compared to $16.4 million, or 0.90% of total assets, as of December 31, 2011. The increase in non-performing assets in 2012 was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2012, we had one property that was other real estate owned which totaled $290,000, and no loans 90 days or more past due and still accruing interest.

The following table summarizes our non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Non-performing loans:
Commercial and industrial	$16,490	$15,679	$2,215	$460	$1,328
Commercial real estate	3,498	6,804	14,213	14,762	9,679
Private banking-personal	305	—	—	—	—
Total non-performing loans	$20,293	$22,483	$16,428	$15,222	$11,007
Other real estate owned	1,413	290	—	—	—
Total non-performing assets	$21,706	$22,773	$16,428	$15,222	$11,007

Non-performing troubled debt restructured loans (1)	$13,021	$4,210	$12,335	$7,864	$—
Performing troubled debt restructured loans	$527	$253	$680	$—	$—
Non-performing loans to total loans	1.09%	1.37%	1.17%	1.19%	0.85%
Allowance for loan losses to non-performing loans	93.61%	79.50%	99.53%	112.41%	143.22%
Non-performing assets to total assets	0.95%	1.10%	0.90%	0.92%	0.74%

(1)	Included in total non-performing loans.

Potential Problem Loans

Potential problem loans are those loans that are not categorized as non-performing loans, but where current information indicates that the borrower may not be able to comply with repayment terms. Among other factors, we monitor past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans as we would with other problem loans and consider the effect of any potential loss in determining any provision for probable loan losses. We also assess alternatives to maximize collection of any past due loans, including, without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action.

For additional information on the age analysis of past due loans segregated by class of loan for December 31, 2013 and 2012, see note 4 to our consolidated financial statements.

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

We also monitor the loan portfolio through an internal risk rating system on a periodic basis. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are viewed to have a lower risk of loss than loans that are risk rated as special mention, substandard and doubtful, which are viewed to have an increasing risk of loss. Our internal risk ratings, which are consistent with regulatory guidance, are as follows:

•
Non-Rated - Loans to individuals and certain trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure that exceeds $250,000 and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by cash and marketable securities or if it becomes a criticized loan. The majority of the private banking-personal loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies.

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

For additional information on the recorded investment in loans by credit quality indicator for December 31, 2013 and 2012, see note 4 to our consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and, from time to time, securities held for trading purposes. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the statement of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders' equity, within accumulated other comprehensive income (loss). Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are reported at amortized cost.

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

Our investment securities can be classified as either held-to-maturity, available-for-sale or trading. Held-to-maturity securities are carried at amortized cost, while available-for-sale and trading securities are carried at fair value. For available-for-sale investment securities, unrealized gains or losses, net of deferred taxes, are reported in other comprehensive income (loss). As of December 31, 2013, we reported securities in available-for-sale and held-to-maturity categories while as of December 31, 2012, all of our securities were classified as available-for-sale. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and trust preferred securities, all with varying contractual maturities. Our held-to-maturity portfolio consists of certain municipal and corporate bonds and our trading portfolio typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of December 31, 2013, was approximately 2.4, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $202.6 million in investment securities available-for-sale as of December 31, 2013, an increase of $11.4 million, or 6.0%, from December 31, 2012. This increase was attributable to our strategy to increase the level of investment securities in an effort to improve earnings and liquidity, while maintaining an acceptable level of interest rate risk.

On a fair value basis, 53.2% of our available-for-sale investment securities as of December 31, 2013, were floating rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2012, floating rate securities comprised 37.2% of our available-for-sale investment securities.

On a fair value basis, 60.7% of our available-for-sale investment securities as of December 31, 2013, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio comprised of non-agency commercial mortgage-backed securities, corporate bonds and trust preferred securities. As of December 31, 2012, agency securities comprised 56.9% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $25.3 million and $0 in investment securities held-to-maturity as of December 31, 2013 and December 31, 2012, respectively. The balance of held-to-maturity securities as of December 31, 2013, was comprised of fixed rate municipal bonds and a fixed rate corporate bond. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of December 31, 2013.

Trading Investment Securities. We held no in investment securities trading as of December 31, 2013 and December 31, 2012. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the carrying value and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$54,206	$417	$720	$53,903
Municipal bonds	19,858	286	26	20,118
Non-agency mortgage-backed securities	7,748	574	—	8,322
Agency collateralized mortgage obligations	54,432	1,436	—	55,868
Agency mortgage-backed securities	52,342	634	—	52,976
Total investment securities available-for-sale	$188,586	$3,347	$746	$191,187

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$49,689	$90	$493	$49,286
Agency collateralized mortgage obligations	69,732	753	162	70,323
Agency mortgage-backed securities	42,835	1,068	120	43,783
Total investment securities available-for-sale	$162,256	$1,911	$775	$163,392

The change in the fair values of our municipal bonds and fixed rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, trust preferred securities and non-agency mortgage-backed securities, management evaluates the underlying issuer's financial performance and related credit rating information through a review of publicly available financial statements. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

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

	December 31, 2013
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$49,855	1.52%	$6,533	4.00%	$—	—%	$56,388	1.82%
Trust preferred securities	—	—%	—	—%	—	—%	15,624	2.06%	15,624	2.06%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	7,694	4.12%	7,694	4.12%
Agency collateralized mortgage obligations	—	—%	—	—%	2,301	0.67%	79,650	1.22%	81,951	1.21%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	36,311	1.27%	36,311	1.27%
Agency debentures	—	—%	—	—%	4,613	1.79%	—	—%	4,613	1.79%
Total investment securities available-for-sale	—		49,855		13,447		139,279		202,581
Weighted average yield		—%		1.52%		2.70%		1.50%		1.58%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,120	6.38%	—	—%	—	—%	5,120	6.38%
Municipal bonds	—	—%	1,020	1.33%	7,846	1.56%	10,471	1.89%	19,337	1.73%
Total investment securities held-to-maturity	—		6,140		7,846		10,471		24,457
Weighted average yield		—%		5.52%		1.56%		1.89%		2.65%
Total	$—		$55,995		$21,293		$149,750		$227,038
Weighted average yield		—%		1.95%		2.28%		1.53%		1.70%

For additional information regarding our investment securities portfolios, see note 2 to our consolidated financial statements.

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

As of December 31, 2013, we consider more than 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

During our initial years of operations, as we were building relationships, we relied more heavily on brokered deposits as the primary component of our overall deposit strategy. As our institution has matured, however, we have developed and enhanced relationships with customers within our primary markets and the amount of non-brokered deposits has grown as a percentage of our total deposits.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$5,617	0.07%	$3,714	0.08%	$5,540	0.49%
Money market deposit accounts	931,720	0.40%	685,030	0.59%	619,607	0.88%
Time deposits (excluding CDARS®)	469,925	0.98%	470,219	1.27%	346,366	1.78%
CDARS® time deposits	366,663	0.71%	377,571	0.95%	453,526	1.39%
Total interest-bearing deposits	1,773,925	0.62%	1,536,534	0.89%	1,425,039	1.26%
Noninterest-bearing deposits	95,462	—	191,352	—	150,996	—
Total average deposits	$1,869,387	0.59%	$1,727,886	0.79%	$1,576,035	1.14%

Average Deposits for the Years Ended December 31, 2013 and 2012. For the year ended December 31, 2013, our average total deposits were $1.9 billion, representing an increase of $141.5 million, or 8.2%, from the same period in 2012. The deposit growth was primarily driven by an increase in money market deposit accounts partially offset by decreases in CDARS® time deposits and noninterest-bearing deposits. Our average cost of interest-bearing deposits of 0.62%, for the year ended December 31, 2013, decreased from 0.89%, for the same period in 2012, as a result of lower cost of deposits across all categories. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 52.5% of total average interest-bearing deposits, for the year ended December 31, 2013, from 44.6% for the same period in 2012. Average time deposits and average CDARS® time deposits decreased to 26.5% and 20.7%, respectively, of total average interest-bearing deposits for the year ended December 31, 2013, compared to 30.6% and 24.6%, respectively, for the same period in 2012. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. The decrease of $95.9 million or 50.1% in average noninterest-bearing deposits, from $191.4 million for the year ended December 31, 2012, to $95.5 million, for the same period in 2013, is primarily the result of the December 31, 2012, expiration of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Act. In connection with the expiration of this program, a majority of our deposits that had benefited from the additional insurance were moved into the Promontory ICS® reciprocal program, which continued to provide these customers with unlimited insurance.

Average Deposits for the Years Ended December 31, 2012 and 2011. For the year ended December 31, 2012, our average total deposits were $1.7 billion, representing an increase of $151.9 million, or 9.6%, from 2011. The deposit growth was driven by increases in noninterest-bearing checking and money market deposit accounts, and time deposit accounts. In terms of percentage mix, our average cost of deposits in 2012 benefited from an increase in average transaction deposits (noninterest-bearing and interest-bearing checking accounts) to 11.3% of total deposits for 2012 from 9.9% for 2011, an increase in average money market deposits to 39.6% for 2012 from 39.3% for 2011 and a decrease in average time deposits to 49.1%, for 2012 from 50.8% for 2011. The increase in mix towards lower rate deposits is the result of management’s strategy to focus on growth of non-brokered deposits while reducing our overall cost of funds.

Certificates of Deposits and Other Time Deposits

Maturities of certificates of deposits and other time deposits of $100,000 or more outstanding are summarized below, as of the dates indicated.

December 31,
(Dollars in thousands)	2013
Months to maturity:
Three months or less	$163,168
Over three to six months	145,101
Over six to 12 months	311,943
Over 12 months	161,229
Total	$781,441

Borrowings

Deposits are the primary source of funds for our lending and investment activities, as well as general business purposes. As an alternative source of liquidity, we may obtain advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"), sell investment securities subject to our obligation to repurchase them, purchase Federal funds or engage in overnight borrowings from the FHLB or our correspondent banks. The following table presents certain information with respect to our borrowings, as of December 31, 2013 and December 31, 2012.

	December 31, 2013					December 31, 2012
(Dollars in thousands)	Amount	Rate	Maximum Outstanding at Any Month End	Average Outstanding During Year	Original Term	Amount	Rate	Maximum Outstanding at Any Month End	Average Outstanding During Year	Original Term
FHLB borrowing	$—	—	$—	$—	—	$—	0.23%	$5,000	$96	7 days
FHLB borrowing	20,000	0.42%	20,000	20,000	2 years	20,000	0.42%	20,000	5,355	2 years
Total borrowings	$20,000	0.42%	$20,000	$20,000		$20,000	0.42%	$25,000	$5,451

On September 25, 2012, we borrowed $25.0 million from the FHLB, as set forth in the table above. These borrowings consisted of a 7-day term, fixed rate borrowing for $5.0 million and a 2-year term, fixed rate borrowing for $20.0 million. We had no borrowings during the year ended December 31, 2011.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of December 31, 2013, the Bank represents our only material asset. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and the net proceeds from the sale of our securities. As of December 31, 2013, our primary liquidity needs at the parent company level were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the year ended December 31, 2013, there were no material parent company obligations. On January 3, 2014, our holding company entered into a definitive asset purchase agreement to acquire Chartwell Investment Partners, L.P. which created potential obligations based on the estimated transaction value of approximately $60 million, comprised of an initial cash payment of approximately $45 million and estimated earn-out consideration of approximately $15 million to be paid in 2015. The transaction is expected to close by the end of the first quarter in 2014. Our parent company's only obligations for the year ended December 31, 2012, consisted of $1.1 million in dividend payments on the Series A and Series B preferred stock that we had issued to the Department of the Treasury in connection with our participation in the Capital Purchase Program. We have funded all parent company obligations through dividends received from the Bank or with the net proceeds from the sale of our securities. We believe that our cash on hand at the parent company level, which was $66.9 million, as of December 31, 2013, coupled with the dividend paying capacity of the Bank, were adequate to fund any foreseeable parent company obligations as of December 31, 2013.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. Our ALCO has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, “well capitalized” regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. ALCO is designated as the body responsible for monitoring and implementation of these policies. The ALCO, which includes members of executive management, reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

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

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 85.6%, 88.0% and 89.3% as of December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had available liquidity of $701.4 million, or 30.6% of total assets. These sources were comprised of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $311.8 million, or 13.6% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $389.6 million, or 17.0% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

	December 31,
(Dollars in thousands)	2013	2012	2011
Available cash	$136,540	$165,036	$197,408
Unpledged investment securities	175,294	153,138	113,981
Net borrowing capacity	389,575	225,123	250,322
Total liquidity	$701,409	$543,297	$561,711

For the year ended December 31, 2013, we generated $32.6 million in cash from operating activities, compared to $18.3 million for the same period in 2012. This increase was primarily the result of a refund of an FDIC insurance prepayment and net of proceeds from the sale of trading securities offset partially by purchases of investment securities trading. Investing activities resulted in a net cash outflow of $290.5 million, for the year ended December 31, 2013, as compared to a net cash outflow of $280.7 million for the same period in 2012. This increase was primarily due to purchases of investment securities available-for-sale which totaled $155.0 million, for the year ended December 31, 2013, compared to $68.2 million for the same period in 2012, partially offset by net growth in loans of $188.0 million for the year ended December 31, 2013 and purchased loans of $41.1 million, compared to $245.5 million in net growth of loans for the same period in 2012, coupled with proceeds from the sale of investment securities available-for-sale totaling $68.2 million, for the year ended December 31, 2013, compared to $19.7 million for the same period in 2012. Financing activities resulted in a net inflow of $204.4 million for the year ended December 31, 2013, compared to a net inflow of $227.0 million for the same period in 2012, primarily as a result of the net proceeds from the issuance of common stock of $66.0 million, partially offset by a net growth in deposits of $138.3 million for the year ended December 31, 2013, compared to net growth of $186.3 million in deposits, for the same period in 2012.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including Basel III and those being established under the Dodd-Frank Act, as government regulators continue the final rule-making process.

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

Shareholders' Equity. Shareholders' equity increased to $293.9 million as of December 31, 2013, compared to $217.7 million as of December 31, 2012. The $76.2 million increase during the year ended December 31, 2013, was attributable to net income of $12.9 million, common stock proceeds of $66.0 million, the impact of $654,000 in stock-based compensation and $125,000 stock options exercised, partially offset by a decrease of $3.4 million in accumulated other comprehensive income (loss).

Shareholders’ equity increased to $217.7 million as of December 31, 2012, compared to $184.5 million as of December 31, 2011. The $33.3 million increase during the year ended December 31, 2012, was attributable to net income of $10.7 million, the impact of $889,000 in stock-based compensation, $46.0 million in net proceeds from the sale of our Series C preferred stock, and an increase of $933,000 in accumulated other comprehensive income, partially offset by the repurchase of $24.2 million in preferred stock issued to the Department of the Treasury in connection with our participation in the Capital Purchase Program and related preferred dividends totaling $1.1 million.

Regulatory Capital. As of December 31, 2013 and 2012, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as “well capitalized” for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain categorized as “well capitalized” under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

The following table presents the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	N/A	N/A	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	N/A	N/A	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	N/A	N/A	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$234,370	11.88%	N/A	N/A	N/A	N/A
Bank	$233,723	11.84%	$157,875	8.00%	$197,344	10.00%
Tier 1 risk-based capital ratio
Company	$216,053	10.95%	N/A	N/A	N/A	N/A
Bank	$215,406	10.92%	$78,937	4.00%	$118,406	6.00%
Tier 1 leverage ratio
Company	$216,053	10.35%	N/A	N/A	N/A	N/A
Bank	$215,406	10.31%	$167,070	8.00%	$167,070	8.00%

	December 31, 2011
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$200,498	11.60%	N/A	N/A	N/A	N/A
Bank	$199,840	11.56%	$138,288	8.00%	$172,860	10.00%
Tier 1 risk-based capital ratio
Company	$183,714	10.63%	N/A	N/A	N/A	N/A
Bank	$183,056	10.59%	$69,144	4.00%	$103,716	6.00%
Tier 1 leverage ratio
Company	$183,714	10.18%	N/A	N/A	N/A	N/A
Bank	$183,056	10.14%	$144,408	8.00%	$144,408	8.00%

Contractual Obligations and Commitments

The following tables present significant fixed and determinable contractual obligations of principal that may require future cash payments as of the dates indicated.

	December 31, 2013
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,088,590	$—	$—	$—	$1,088,590
Certificates and other time deposits	693,574	179,541	—	—	873,115
Borrowings	20,000	—	—	—	20,000
Interest payments on time deposits and borrowings	3,523	604	—	—	4,127
Operating leases	1,521	2,399	2,027	2,073	8,020
Total contractual obligations	$1,807,208	$182,544	$2,027	$2,073	$1,993,852

On January 3, 2014, our holding company entered into a definitive asset purchase agreement to acquire Chartwell Investment Partners, L.P. which creates potential future obligations based on the estimated transaction value of approximately $60 million, comprised of an initial cash payment of approximately $45 million and estimated earn-out consideration of approximately $15 million, due in 2015.

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

	December 31, 2013
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$280,984	$122,313	$64,041	$103,650	$570,988
Standby letters of credit	17,537	37,440	15,567	21,273	91,817
Total off-balance sheet arrangements	$298,521	$159,753	$79,608	$124,923	$662,805

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of both income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Because of the nature of our operations, we are not subject to foreign exchange or commodity price risk. From time to time we do hold market risk sensitive instruments for trading purposes. The summary information provided in this section should be read in conjunction with our consolidated financial statements and related notes.

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

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$10,667	16.70%	-20.00%	$10,655	17.74%
+200	$6,582	10.31%	-15.00%	$6,233	10.38%
+100	$2,813	4.40%	-10.00%	$2,471	4.11%
–100	$2,473	3.87%	-10.00%	$1,908	3.18%

Economic value of equity:
+300	$(29,148)	(9.40)%	+/-30.00%	$(13,315)	(5.99)%
+200	$(20,260)	(6.53)%	+/-20.00%	$(8,817)	(3.96)%
+100	$(10,795)	(3.48)%	+/-10.00%	$(3,803)	(1.71)%
–100	$6,887	2.22%	+/-10.00%	$5,940	2.67%

Given the relatively low current interest rate environment, it is our strategy to continue to manage an asset sensitive interest rate risk position in our net interest income measure. Therefore, rising rates are expected to have a positive effect on net interest income versus net interest income if rates remain unchanged. The results of the EVE calculation, while demonstrating liability sensitivity, indicate a relatively low level of interest rate risk. We also acknowledge and will simultaneously attempt to manage the liability sensitivity demonstrated in our economic value of equity measure.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	Interest Rate Sensitivity Period
	December 31, 2013
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$139,799	$—	$—	$—	$—	$—	$—	$139,799
Federal funds sold	5,812	—	—	—	—	—	—	5,812
Total investment securities	95,335	10,849	9,134	47,819	17,693	46,123	891	227,844
Total loans	1,398,687	29,171	55,412	215,603	133,645	11,851	16,406	1,860,775
Other assets	—	—	—	—	—	—	56,279	56,279
Total assets	$1,639,633	$40,020	$64,546	$263,422	$151,338	$57,974	$73,576	$2,290,509

Liabilities:
Transaction accounts	$958,966	$—	$—	$—	$—	$—	$129,624	$1,088,590
Certificates of deposit	185,857	158,651	349,066	179,541	—	—	—	873,115
Long-term borrowings	—	—	20,000	—	—	—	—	20,000
Other liabilities	—	—	—	—	—	—	14,859	14,859
Total liabilities	1,144,823	158,651	369,066	179,541	—	—	144,483	1,996,564

Equity	—	—	—	—	—	—	293,945	293,945
Total liabilities and equity	$1,144,823	$158,651	$369,066	$179,541	$—	$—	$438,428	$2,290,509

Interest rate sensitivity gap	$494,810	$(118,631)	$(304,520)	$83,881	$151,338	$57,974	$(364,852)
Cumulative interest rate sensitivity gap	$494,810	$376,179	$71,659	$155,540	$306,878	$364,852
Cumulative interest rate sensitive assets to rate sensitive liabilities	143.2%	128.9%	104.3%	108.4%	116.6%	119.7%	114.7%
Cumulative gap to total assets	21.6%	16.4%	3.1%	6.8%	13.4%	15.9%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 104.3% as of December 31, 2013, as compared to 108.2% as of December 31, 2012, as the growth in our deposits during this period was primarily driven by growth in money market deposits.

Various loans across our portfolio have floating rate index floors. As of December 31, 2013 and December 31, 2012, there was $150.9 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $70.1 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating rate loans given a 100 basis point upward shock in interest rates. The remaining $80.8 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed rate loans given a 100 basis point upward shock in interest rates.

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

Impact of Inflation

Our financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders’ equity.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially affect the financial results of our operations and financial condition.

Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views the following accounting policies and estimates as critical accounting policies.

Investment Securities. The Company’s investments are classified as either: (1) held-to-maturity debt securities that the Company intends to hold until maturity and reported at amortized cost; (2) trading securities – debt and certain equity securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings; or (3) available-for-sale debt and certain equity securities not classified as either held-to-maturity or trading securities and reported at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss).

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

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses that are charged to operations. Loans are charged against the allowance for loan losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans previously charged off, the recovered amount is credited to the allowance for loan losses.

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of December 31, 2013 and 2012. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

The components of the allowance for loan losses represent estimates based upon Accounting Standards Codification (“ASC”) Topic 450, Contingencies, and ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages, consumer lines of credit and commercial loans that are not individually evaluated for impairment under ASC Topic 310. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

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

In estimating probable loan loss under ASC Topic 450 management considers numerous factors, including historical charge-off rates and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of the Company’s primary markets historically tend to lag the national economy, with local economies in our primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends.

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

Loan participations follow the same underwriting and risk rating criteria, and are individually risk rated under the same process as loans directly originated by the Company. The ongoing credit review of the participation loans follows the same process that is followed by loans originated directly by the Company. Additionally, management does not rely on information from the lead bank when considering the appropriate level of allowance for loan losses to be recorded on any individual participation loan.

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

Income Taxes. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in income in the period that includes the enactment date. Management assesses all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized. The available evidence used in connection with the assessments includes taxable income in prior periods, projected taxable income, potential tax planning strategies and projected reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Changes to the evidence used in the assessments could have a material adverse effect on the Company’s results of operations in the period in which they occur. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits, in income tax expense in the consolidated statement of income.

Fair Value Measurement. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date, using assumptions market participants would use when pricing an asset or liability. An orderly transaction assumes exposure to the market for a customary period for marketing activities prior to the measurement date and not a forced liquidation or distressed sale. Fair value measurement and disclosure guidance provides a three-level hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories:

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

Implications of and Elections under the JOBS Act. Pursuant to the JOBS Act, an emerging growth company can elect to opt in to any new or revised accounting standards that may be issued by the FASB or the SEC otherwise applicable to non-emerging growth companies. We have elected to opt in to such standards, which election is irrevocable.

We are taking advantage of other reduced regulatory and reporting requirements that are available to us so long as we qualify as an emerging growth company under the JOBS act including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Recent Accounting Pronouncements and Developments

In January 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and December 15, 2015, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2013, the FASB issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." This ASU permits the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate), in addition to the U.S. government rate ("UST") and London Interbank Offered Rate ("LIBOR"), as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging. This ASU has no new transition or recurring disclosures. All entities may apply the ASU prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 clarifies the requirements for the reporting of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, companies must disclose the effect of the reclassification on each affected statement of income line item. For all other reclassifications, companies must cross reference to other required U.S. GAAP disclosures. This standards update is effective for the first interim period beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not materially impact the Company's financial statements given that the only reclassifications out of other comprehensive income for the year ended December 31, 2013, relate to sales of available-for-sale investment securities, where gains/losses are recognized in non-interest income.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” in order to clarify the scope of ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities,” issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards ("IFRS"). ASU 2013-01 clarified that ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts allowing either party to net in the event of default or to broker-dealer unsettled regular-way trades. Both ASU's are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-02 and 2011-11 impacted only our disclosures and did not have an impact on our results of operations or financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TriState Capital Holdings, Inc.:

We have audited the accompanying consolidated statements of financial condition of TriState Capital Holdings, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriState Capital Holdings, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 3, 2014

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2013	December 31, 2012
ASSETS

Cash	$947	$999
Interest-earning deposits with other institutions	139,799	192,055
Federal funds sold	5,812	7,026
Cash and cash equivalents	146,558	200,080
Investment securities available-for-sale, at fair value (cost: $204,907 and $188,586, respectively)	202,581	191,187
Investment securities held-to-maturity, at cost (fair value: $24,457 and $0, respectively)	25,263	—
Total investment securities	227,844	191,187
Loans held-for-investment	1,860,775	1,641,628
Allowance for loan losses	(18,996)	(17,874)
Loans receivable, net	1,841,779	1,623,754
Accrued interest receivable	6,180	5,340
Federal Home Loan Bank stock	2,336	2,426
Office properties and equipment, net	4,275	4,317
Prepaid FDIC insurance expense	—	7,843
Bank owned life insurance	41,882	20,886
Deferred tax asset	10,595	6,841
Prepaid expenses and other assets	9,060	10,455
Total assets	$2,290,509	$2,073,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$1,961,705	$1,823,379
Borrowings	20,000	20,000
Accrued interest payable on deposits and borrowings	521	809
Other accrued expenses and other liabilities	14,338	11,217
Total liabilities	1,996,564	1,855,405

Shareholders’ Equity:
Preferred stock, 150,000 shares authorized:
Series C, no par value; 0 shares authorized, issued and outstanding, and 48,780 shares authorized, issued and outstanding, respectively	—	46,011
Common stock, no par value; 45,000,000 shares authorized; 28,690,279 shares issued and outstanding, and 17,444,730 shares issued and outstanding, respectively	280,531	168,351
Additional paid-in capital	8,471	7,871
Retained earnings (accumulated deficit)	6,687	(6,180)
Accumulated other comprehensive income (loss), net	(1,744)	1,671
Total shareholders’ equity	293,945	217,724
Total liabilities and shareholders’ equity	$2,290,509	$2,073,129

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011

Interest income:
Loans	$68,602	$67,268	$62,198
Investments	3,683	3,174	2,416
Interest-earning deposits	566	592	753
Total interest income	72,851	71,034	65,367
Interest expense:
Deposits	10,981	13,651	17,986
Borrowings	86	23	—
Total interest expense	11,067	13,674	17,986
Net interest income before provision for loan losses	61,784	57,360	47,381
Provision for loan losses	8,187	8,185	5,339
Net interest income after provision for loan losses	53,597	49,175	42,042
Non-interest income
Service charges	482	433	393
Net gain on the sale of investment securities available-for-sale	797	1,114	1,323
Net gain on the sale of loans	—	—	5
Swap fees	1,056	903	70
Commitment and other fees	2,060	2,716	1,882
Other income	1,403	1,033	235
Total non-interest income	5,798	6,199	3,908
Non-interest expense
Compensation and employee benefits	24,556	24,106	21,115
Premises and occupancy costs	3,190	2,826	2,380
Professional fees	3,696	3,025	3,070
FDIC insurance expense	1,463	1,397	1,917
General bank insurance expense	840	480	413
State capital shares tax	1,124	806	1,319
Travel and entertainment expense	1,551	1,231	1,139
Data processing expense	793	843	701
Charitable contributions	855	856	316
Other operating expenses	2,747	2,295	1,624
Total non-interest expense	40,815	37,865	33,994
Income before tax	18,580	17,509	11,956
Income tax expense	5,713	6,837	4,738
Net income	$12,867	$10,672	$7,218
Preferred stock dividends and discount amortization on Series A and B	—	1,525	1,518
Net income available to common shareholders	$12,867	$9,147	$5,700

Earnings per common share:
Basic	$0.49	$0.47	$0.33
Diluted	$0.48	$0.47	$0.33

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011

Net income	$12,867	$10,672	$7,218

Other comprehensive income (loss):

Increase (decrease) in unrealized holding gains (losses) net of tax of $1,616, ($929) and ($1,037), respectively	(2,903)	1,649	1,940

Reclassification adjustment for gains included in net income, net of tax of $285, $398 and $463, respectively	(512)	(716)	(860)

Other comprehensive income (loss)	(3,415)	933	1,080

Total comprehensive income	$9,452	$11,605	$8,298
See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A and B)	Preferred Stock (Series C)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, December 31, 2010	$23,444	$—	$168,121	$5,364	$(21,027)	$(342)	$175,560
Net income	—	—	—	—	7,218	—	7,218
Other comprehensive income	—	—	—	—	—	1,080	1,080
Issuance of common stock (net of offering costs and discounts of $0)	—	—	230	—	—	—	230
Preferred stock dividend	—	—	—	—	(1,254)	—	(1,254)
Amortization of discount on preferred stock, series A	264	—	—	—	(264)	—	—
Stock-based compensation expense	—	—	—	1,618	—	—	1,618
Balance, December 31, 2011	$23,708	$—	$168,351	$6,982	$(15,327)	$738	$184,452
Net income	—	—	—	—	10,672	—	10,672
Other comprehensive income	—	—	—	—	—	933	933
Issuance of preferred stock (net of offering costs of $3,989)	—	46,011	—	—	—	—	46,011
Retirement of preferred stock	(24,150)	—	—	—	—	—	(24,150)
Preferred stock dividend	—	—	—	—	(1,083)	—	(1,083)
Amortization of discount on preferred stock, series A	592	—	—	—	(592)	—	—
Accretion of premium on preferred stock, series B	(150)	—	—	—	150	—	—
Stock-based compensation expense	—	—	—	889	—	—	889
Balance, December 31, 2012	$—	$46,011	$168,351	$7,871	$(6,180)	$1,671	$217,724
Net income	—	—	—	—	12,867	—	12,867
Other comprehensive loss	—	—	—	—	—	(3,415)	(3,415)
Issuance of common stock (net of offering costs and discounts of $7,093)	—	—	65,990	—	—	—	65,990
Conversion of preferred stock to common stock	—	(46,011)	46,011	—	—	—	—
Exercise of stock options	—	—	179	(54)	—	—	125
Stock-based compensation expense	—	—	—	654	—	—	654
Balance, December 31, 2013	$—	$—	$280,531	$8,471	$6,687	$(1,744)	$293,945

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$12,867	$10,672	$7,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,058	878	832
Provision for loan losses	8,187	8,185	5,339
Net decrease in prepaid FDIC insurance expense	7,843	1,284	1,717
Stock based compensation expense	654	889	1,618
Net gain on the sale of investment securities available-for-sale	(797)	(1,114)	(1,323)
Income from investment securities trading	(120)	(507)	—
Purchase of investment securities trading	(77,244)	(108,957)	—
Proceeds from the sale of investment securities trading	77,378	109,466	—
Net amortization of premiums and discounts	2,186	2,205	1,443
Decrease (increase) in accrued interest receivable	(840)	(538)	408
Decrease in accrued interest payable	(288)	(541)	(1,166)
Bank owned life insurance income	(996)	(512)	(346)
Increase (decrease) in income taxes payable	54	(966)	(147)
Deferred tax provision (benefit)	(1,853)	(793)	808
Increase (decrease) in accounts payable and other accrued expenses	6,167	(140)	(314)
Other, net	(1,704)	(1,214)	(845)
Net cash provided by operating activities	32,552	18,297	15,242
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(154,951)	(68,190)	(121,798)
Purchase of investment securities held-to-maturity	(5,000)	—	—
Proceeds from the sale of investment securities available-for-sale	68,230	19,748	90,763
Principal repayments and maturities of investment securities available-for-sale	48,345	21,018	13,013
Purchase of bank owned life insurance	(20,000)	(10,000)	—
Net redemption (purchase) of Federal Home Loan Bank stock	90	(846)	360
Net increase in loans held-for-investment	(187,991)	(245,521)	(140,768)
Purchase of loans held-for-investment	(41,146)	—	—
Proceeds from loan sales	2,925	4,228	11,423
Additions to office properties and equipment	(1,017)	(1,149)	(1,442)
Net cash used in investing activities	(290,515)	(280,712)	(148,449)
Cash Flows from Financing Activities:
Net increase in deposit accounts	138,326	186,253	166,526
Increase in FHLB advances	—	20,000	—
Net proceeds from issuance of preferred stock	—	46,011	—
Net proceeds from issuance of common stock	65,990	—	230
Net proceeds from exercise of stock options	125	—	—
Retirement of preferred stock	—	(24,150)	—
Dividends paid on preferred stock	—	(1,083)	(1,254)
Net cash provided by financing activities	204,441	227,031	165,502
Net change in cash and cash equivalents during the period	(53,522)	(35,384)	32,295
Cash and cash equivalents at beginning of the period	200,080	235,464	203,169
Cash and cash equivalents at end of the period	$146,558	$200,080	$235,464

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$11,355	$14,215	$19,152
Income taxes	$7,504	$8,065	$3,488
Non-cash activity:
Loan foreclosures and repossessions	$1,122	$949	$—
Sale of other real estate owned financed by the Company	$—	$750	$—
Transfer of investment securities available-for-sale to held-to-maturity	$20,335	$—	$—
Conversion of preferred stock to common stock	$46,011	$—	$—

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company’s only significant asset is the stock of its wholly-owned subsidiary, TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank. The Bank was established to serve the needs of middle-market businesses and high net worth individuals.

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

The material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses and deferred income taxes and its related recoverability, which are discussed later in this section.

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

LOANS
Loans and leases are stated at unpaid principal balances, net of deferred loan fees and costs. Interest income on loans is accrued at the contractual rate on the principal amount outstanding and includes the amortization of deferred loan fees and costs. Deferred loan fees and costs are amortized to interest income over the life of the loan, taking into consideration scheduled payments and prepayments.

The Company considers a loan to be a Troubled Debt Restructuring (“TDR”) when there is a concession made to a financially troubled borrower. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed in non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to modified terms will be achieved, as well as the borrower’s historical payment performance. A loan is designated and reported as TDR until such loan is either paid-off or sold.

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

OTHER REAL ESTATE OWNED
Real estate, other than bank premises, is recorded at the lower of original cost or fair value less estimated selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings in the current period. Depreciation is not recorded on the other real estate owned (“OREO”) properties.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of December 31, 2013 and 2012. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

The components of the allowance for loan losses represent estimates based upon Accounting Standards Codification (“ASC”) Topic 450, Contingencies, and ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages, consumer lines of credit and commercial loans that are not individually evaluated for impairment under ASC Topic 310. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

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

In estimating probable loan loss under ASC Topic 450 management considers numerous factors, including historical charge-off rates and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of the Company’s primary markets historically tend to lag the national economy, with local economies in our primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends.

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

Loan participations follow the same underwriting and risk rating criteria, and are individually risk rated under the same process as loans directly originated by the Company. The ongoing credit review of the participation loans follows the same process that is followed by loans originated directly by the Company. Additionally, management does not rely on information from the lead bank when considering the appropriate level of allowance for loan losses to be recorded on any individual participation loan.

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

INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in income in the period that includes the enactment date. Management assesses all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized. The available evidence used in connection with the assessments includes taxable income in prior periods, projected taxable income, potential tax planning strategies and projected reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Changes to the evidence used in the assessments could have a material adverse effect on the Company’s results of operations in the period in which they occur. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits, in income tax expense in the consolidated statement of income.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains and the non-credit component of losses on the Company’s investment securities available-for-sale are included in accumulated other comprehensive income (loss), net of applicable income taxes. Also included in accumulated other comprehensive income (loss) is the remaining unamortized balance of the unrealized holding gains (non-credit losses), net of applicable income taxes, that existed on the transfer date for investment securities reclassified into the held-to-maturity category from the available-for-sale category.

RECENT ACCOUNTING DEVELOPMENTS

In January 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and December 15, 2015, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2013, the FASB issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." This ASU permits the use of the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate), in addition to the U.S. government rate ("UST") and London Interbank Offered Rate ("LIBOR"), as a U.S. benchmark interest rate for hedge accounting purposes under ASC Topic 815, Derivatives and Hedging. This ASU has no new transition or recurring disclosures. All entities may apply the ASU prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 clarifies the requirements for the reporting of reclassifications out of accumulated other comprehensive income. For items reclassified out of accumulated other comprehensive income and into net income in their entirety, companies must disclose the effect of the reclassification on each affected statement of income line item. For all other reclassifications, companies must cross reference to other required U.S. GAAP disclosures. This standards update is effective for the first interim period beginning on or after December 15, 2012. The adoption of ASU 2013-02 did not materially impact the Company's financial statements given that the only reclassifications out of other comprehensive income for the year ended December 31, 2013, relate to sales of available-for-sale investment securities, where gains/losses are recognized in non-interest income.

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” in order to clarify the scope of ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities,” issued in December 2011. ASU 2011-11 required entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This ASU was issued to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards ("IFRS"). ASU 2013-01 clarified that ASU

2011-11 applies to derivatives, sale and repurchase agreements and reverse sale of repurchase agreements, and securities borrowing and securities lending arrangements, but does not apply to standard commercial contracts allowing either party to net in the event of default or to broker-dealer unsettled regular-way trades. Both ASU's are effective for public companies retrospectively for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2013-02 and 2011-11 impacted only our disclosures and did not have an impact on our results of operations or financial position.

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

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$54,206	$417	$720	$53,903
Municipal bonds	19,858	286	26	20,118
Non-agency mortgage-backed securities	7,748	574	—	8,322
Agency collateralized mortgage obligations	54,432	1,436	—	55,868
Agency mortgage-backed securities	52,342	634	—	52,976
Total investment securities available-for-sale	$188,586	$3,347	$746	$191,187

As of December 31, 2013, investment securities held-to-maturity include municipal bonds reclassified from available-for-sale to held-to-maturity, in the second quarter of 2013, as well as a new security purchased in the third quarter of 2013.

As of December 31, 2013, the contractual maturities of the debt securities are:

	December 31, 2013
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	49,761	49,855	6,029	6,140
Due from five to ten years	13,805	13,447	8,134	7,846
Due after ten years	141,341	139,279	11,100	10,471
Total	$204,907	$202,581	$25,263	$24,457

Included in the $139.3 million fair value of investment securities available-for-sale with a contractual maturity due after ten years as of December 31, 2013, were $100.8 million or 72.4% in floating rate securities.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations and mortgage-backed securities.

Proceeds from the sale of investment securities available-for-sale during the years ended December 31, 2013, 2012 and 2011, were $68.2 million, $19.7 million and $90.8 million, respectively. Gross gains of $0.8 million, $1.1 million and $1.3 million were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2013, 2012 and 2011, respectively. There were $25,000 of gross losses realized on the sale of one security and reclassified out of accumulated other comprehensive income (loss) during the year ended December 31, 2013. There were no realized losses during the years ended December 31, 2012 and 2011, on investment securities available-for-sale.

Investment securities available-for-sale of $27.3 million, as of December 31, 2013, are available as collateral for borrowings at the FHLB.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2013 and December 31, 2012, respectively:

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$21,703	$272	$2,977	$211	$24,680	$483
Trust preferred securities	15,624	1,692	—	—	15,624	1,692
Non-agency mortgage-backed securities	5,945	62	—	—	5,945	62
Agency collateralized mortgage obligations	46,831	340	4,547	47	51,378	387
Agency mortgage-backed securities	16,991	937	—	—	16,991	937
Agency debentures	4,613	25	—	—	4,613	25
Total investment securities available-for-sale	111,707	3,328	7,524	258	119,231	3,586
Investment securities held-to-maturity:
Municipal bonds	19,337	926	—	—	19,337	926
Total investment securities held-to-maturity	19,337	926	—	—	19,337	926
Total temporarily impaired securities	$131,044	$4,254	$7,524	$258	$138,568	$4,512

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$2,513	$720	$—	$—	$2,513	$720
Municipal bonds	4,653	26	—	—	4,653	26
Non-agency mortgage-backed securities	—	—	—	—	—	—
Agency collateralized mortgage obligations	—	—	—	—	—	—
Agency mortgage-backed securities	—	—	—	—	—	—
Total temporarily impaired securities	$7,166	$746	$—	$—	$7,166	$746

The change in the fair values of our municipal bonds and fixed rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, trust preferred securities and non-agency mortgage-backed securities, management evaluates the underlying issuer's financial performance and the related credit rating information through a review of publicly available financial statements. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 35 positions, aggregating to $3.6 million, that were temporarily impaired as of December 31, 2013, of which there were three positions in an unrealized loss position for more than twelve months totaling $7.5 million. As of December 31, 2012, there were four positions, aggregating to $0.7 million, that were temporarily impaired. Within the held-to-maturity portfolio, there were 24 positions, aggregating to $0.9 million, that were temporarily impaired as of December 31, 2013.

There were no investment securities classified as trading securities outstanding as of December 31, 2013 and December 31, 2012.

Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the years ended December 31, 2013, 2012 and 2011, were $77.4 million, $109.5 million and $0, respectively. Income on investment securities trading during the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.5 million and $0, respectively.

[3] LOANS RECEIVABLE, NET

Loans receivable is comprised of the following:

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total

Loans held-for-investment, before deferred fees	$882,537	$577,543	$404,855	$1,864,935
Less: net deferred loan (fees) costs	(3,097)	(1,539)	476	(4,160)
Loans held-for-investment, net of deferred fees	879,440	576,004	405,331	1,860,775
Less: allowance for loan losses	(13,012)	(5,293)	(691)	(18,996)
Loans receivable, net	$866,428	$570,711	$404,640	$1,841,779

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total

Loans held-for-investment, before deferred fees	$876,443	$474,679	$296,224	$1,647,346
Less: net deferred loan (fees) costs	(4,450)	(1,471)	203	(5,718)
Loans held-for-investment, net of deferred fees	871,993	473,208	296,427	1,641,628
Less: allowance for loan losses	(11,319)	(5,252)	(1,303)	(17,874)
Loans receivable, net	$860,674	$467,956	$295,124	$1,623,754

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including letters of credit, as of December 31, 2013 and December 31, 2012, was $662.8 million and $613.5 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of December 31, 2013, are as follows: $298.5 million in one year or less; $159.8 million in one to three years; and $204.5 million in greater than three years. The reserve for losses on unfunded commitments was $0.5 million and $0.4 million, as of December 31, 2013 and December 31, 2012, respectively, which includes reserves for probable losses on unfunded loan commitments, including letters of credit, and also risk participations.

As of December 31, 2013 and December 31, 2012, the Company had loans in the process of origination totaling approximately $11.6 million and $46.2 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to standby letters of credit as of December 31, 2013, included in the total listed above, is $91.8 million of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of December 31, 2013, $17.5 million (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the year ended December 31, 2013, there was one standby letter of credit drawn for $117,000 which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit is included in the reserve for losses on unfunded commitments.

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

As of December 31, 2013, 77.8% of the loan portfolio is comprised of loans to customers within the Company’s primary market areas of Pennsylvania, Ohio, New Jersey, New York and contiguous states. As a result, the loan portfolio is subject to the general economic conditions within those areas. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the borrower. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

The Company has established an informal limit on loans that is significantly lower than our legal lending limit of approximately $37.2 million as of December 31, 2013. Our present informal lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made in the case of particularly strong credits.

The Company has a business model under which it enters into loan participations with other financial institutions in circumstances where those institutions chose to diversify a portion of the credit risk in their portfolios. The Bank follows its normal underwriting process with regard to all participation loans. As of December 31, 2013, the Company had $589.3 million in loan participations with 41 agent financial institutions and $104.6 million with 16 financial institutions where the Company acts as agent.

The Company’s total loan portfolio is comprised of amortizing loans, where scheduled principal and interest payments are applied as appropriate, as well as interest-only loans. As of December 31, 2013, interest-only loans represented 54.8% of the total loan portfolio. Of the total interest-only loans, 65.8% were lines of credit, 2.8% were construction loans and the remaining 31.4% were closed-end term loans which will either convert to an amortizing loan with required principal and interest payments or require a balloon payment of the total principal at maturity. The overall loan portfolio has an average remaining maturity of approximately three years and 82.0% of the portfolio is comprised of variable rate loans as of December 31, 2013. Further, 17.8% of the loan portfolio has interest rate floors, at an average interest rate of 4.93% as of December 31, 2013.

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

CRE – This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Individual projects as well as global cash flows are the primary sources of repayment for these loans. Also included are commercial construction loans, which are loans made to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk of these loans is generally confined to the construction period. If there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose/collateral of the loans is an important indicator of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as condition of the local/regional economy, whether or not the project is owner occupied, and the type of project and the experience and resources of the developer.

Private Banking-Personal – Our private banking-personal lending activities are conducted on a national basis. This loan portfolio includes primarily loans made to high net worth individuals and/or trusts that may be secured by cash, marketable securities, residential property or other financial assets, as well as unsecured loans and lines of credit. The primary sources of repayment for these loans are the income and/or assets of the borrower.

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

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure that exceeds $0.25 million and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $0.5 million are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking-personal loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 7.0% of the total loan portfolio, as of December 31, 2013. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,666	$479	$128,211	$130,356
Pass	820,696	572,027	275,505	1,668,228
Special mention	28,031	—	1,207	29,238
Substandard	21,454	3,498	408	25,360
Doubtful	7,593	—	—	7,593
Total loans	$879,440	$576,004	$405,331	$1,860,775

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,242	$120	$100,611	$101,973
Pass	832,750	458,143	194,461	1,485,354
Special mention	9,442	8,142	1,251	18,835
Substandard	28,559	6,803	104	35,466
Total loans	$871,993	$473,208	$296,427	$1,641,628

Changes in the allowance for loan losses are as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$11,319	$5,252	$1,303	$17,874
Provision for loan losses	7,087	1,699	(599)	8,187
Charge-offs	(5,508)	(1,936)	(13)	(7,457)
Recoveries	114	278	—	392
Balance, end of period	$13,012	$5,293	$691	$18,996

	Year Ended December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$8,899	$6,580	$871	$16,350
Provision for loan losses	5,214	1,540	1,431	8,185
Charge-offs	(3,000)	(2,868)	(999)	(6,867)
Recoveries	206	—	—	206
Balance, end of period	$11,319	$5,252	$1,303	$17,874

	Year Ended December 31, 2011
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$7,951	$8,389	$771	$17,111
Provision for loan losses	2,278	2,961	100	5,339
Charge-offs	(1,886)	(4,888)	—	(6,774)
Recoveries	556	118	—	674
Balance, end of period	$8,899	$6,580	$871	$16,350

Charge-offs of $7.5 million for the year ended December 31, 2013, included three C&I loans, one CRE loan and one private banking-personal loan, which were partially offset by recoveries on three C&I loans and three CRE loans of $0.4 million. Charge-offs of $6.9 million for the year ended December 31, 2012, included two C&I loans, three CRE loans and one private banking-personal loan, which were partially offset by recoveries on one C&I loan of $0.2 million. Charge-offs of $6.8 million for the year ended December 31, 2011, included one C&I loan and seven CRE loans, which were partially offset by recoveries on five C&I loans and one CRE loan of $0.7 million.

The following tables present the age analysis of past due loans segregated by class of loan:

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$2,166	$—	$4,384	$6,550	$872,890	$879,440
Commercial real estate	—	—	3,498	3,498	572,506	576,004
Private banking-personal	520	—	108	628	404,703	405,331
Total loans	$2,686	$—	$7,990	$10,676	$1,850,099	$1,860,775

	December 31, 2012
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$—	$—	$3,033	$3,033	$868,960	$871,993
Commercial real estate	—	—	3,780	3,780	469,428	473,208
Private banking-personal	—	—	—	—	296,427	296,427
Total loans	$—	$—	$6,813	$6,813	$1,634,815	$1,641,628

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Year Ended December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$15,971	$23,995	$5,472	$14,135	$—
Commercial real estate	—	—	—	—	—
Private banking-personal	—	—	—	—	—
Total with a related allowance recorded	15,971	23,995	5,472	14,135	—
Without a related allowance recorded:
Commercial and industrial	1,046	2,264	—	1,473	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking-personal	305	295	—	25	—
Total without a related allowance recorded	4,849	12,264	—	5,668	6
Total:
Commercial and industrial	17,017	26,259	5,472	15,608	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking-personal	305	295	—	25	—
Total	$20,820	$36,259	$5,472	$19,803	$6

	As of and for the Year Ended December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$7,036	$7,402	$3,156	$7,129	$—
Commercial real estate	2,375	2,375	1,278	2,444	—
Private banking-personal	—	—	—	—	—
Total with a related allowance recorded	9,411	9,777	4,434	9,573	—
Without a related allowance recorded:
Commercial and industrial	8,644	11,839	—	11,577	—
Commercial real estate	4,681	10,887	—	4,985	36
Private banking-personal	—	—	—	—	—
Total without a related allowance recorded	13,325	22,726	—	16,562	36
Total:
Commercial and industrial	15,680	19,241	3,156	18,706	—
Commercial real estate	7,056	13,262	1,278	7,429	36
Private banking-personal	—	—	—	—	—
Total	$22,736	$32,503	$4,434	$26,135	$36

	As of and for the Year Ended December 31, 2011
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$2,215	$2,368	$800	$2,456	$—
Commercial real estate	6,513	6,616	1,730	6,583	—
Private banking-personal	—	—	—	—	—
Total with a related allowance recorded	8,728	8,984	2,530	9,039	—
Without a related allowance recorded:
Commercial and industrial	—	—	—	—	—
Commercial real estate	8,380	16,281	—	10,012	42
Private banking-personal	—	—	—	—	—
Total without a related allowance recorded	8,380	16,281	—	10,012	42
Total:
Commercial and industrial	2,215	2,368	800	2,456	—
Commercial real estate	14,893	22,897	1,730	16,595	42
Private banking-personal	—	—	—	—	—
Total	$17,108	$25,265	$2,530	$19,051	$42

Impaired loans as of December 31, 2013 and December 31, 2012, were $20.8 million and $22.7 million, respectively. There was no interest income recognized on these loans for the years ended December 31, 2013, 2012 and 2011, while these loans were on non-accrual status. As of December 31, 2013 and December 31, 2012, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses, based on a discounted cash flow method, for non-collateral dependent loans. Based on those evaluations, as of December 31, 2013, there was a specific reserve established totaling $5.5 million, which is included in the $19.0 million allowance for loan losses. The specific reserve as of December 31, 2013, includes a $1.4 million specific reserve recorded on our largest non-performing loan, which represented approximately 36.5% of total impaired loans as of December 31, 2013. Also included in impaired loans are two C&I loans, two CRE loans and two private banking-personal loans with a combined balance of $4.8 million as of December 31, 2013, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

As of December 31, 2012, there was a specific reserve established totaling $4.4 million, which is included in the $17.9 million allowance for loan losses. Also included in impaired loans are two C&I loans and three CRE loans with a combined balance of $13.3 million as of December 31, 2012, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Allowance for loan losses:
Individually evaluated for impairment	$5,472	$—	$—	$5,472
Collectively evaluated for impairment	7,540	5,293	691	13,524
Total allowance for loan losses	$13,012	$5,293	$691	$18,996

Portfolio loans:
Individually evaluated for impairment	$17,017	$3,498	$305	$20,820
Collectively evaluated for impairment	862,423	572,506	405,026	1,839,955
Total portfolio loans	$879,440	$576,004	$405,331	$1,860,775

	December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,156	$1,278	$—	$4,434
Collectively evaluated for impairment	8,163	3,974	1,303	13,440
Total allowance for loan losses	$11,319	$5,252	$1,303	$17,874

Portfolio loans:
Individually evaluated for impairment	$15,680	$6,803	$—	$22,483
Collectively evaluated for impairment	856,313	466,405	296,427	1,619,145
Total portfolio loans	$871,993	$473,208	$296,427	$1,641,628

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans classified as troubled debt restructurings:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$527	$253
Non-accrual	13,021	4,210
Total troubled debt restructurings	$13,548	$4,463

Of the non-accrual loans as of December 31, 2013, four C&I loans, one CRE loan and one private banking-personal loan were classified by the Company as TDRs. There was also one C&I loan that was still accruing interest and classified by the Company as a performing TDR as of December 31, 2013. The aggregate recorded investment of these loans was $13.5 million. There was $0.8 million of unused commitments on these loans as of December 31, 2013, of which $0.1 million was related to an accruing TDR.

Of the non-accrual loans as of December 31, 2012, two C&I loans and one CRE loan were classified by the Company as TDRs. There was also one CRE loan that was still accruing interest and classified by the Company as a performing TDR as of December 31, 2012. The aggregate net carrying value of these loans is $4.5 million. There was $0.9 million of unused commitments on these loans as of December 31, 2012. During the year ended December 31, 2013, the one CRE performing TDR was paid in full.

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. We generally do not forgive principal when restructuring loans.

There were no payment defaults, during the years ended December 31, 2013, 2012 and 2011, for loans modified as TDRs within twelve months of the corresponding balance sheet dates. The financial effects of our modifications made during the years ended December 31, 2013, 2012 and 2011, are as follows:

	Year Ended December 31, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extension of term	1	$2,691	$2,347	$1,100	$1,100
Advanced additional funds	2	6,957	8,120	2,000	1,357
Private Banking-personal:
Forgiveness of principal	1	210	197	—	—
Total	4	$9,858	$10,664	$3,100	$2,457

	Year Ended December 31, 2012
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extension of term	1	$2,848	$1,706	$1,000	$—
Commercial real estate:
Extension of term	1	714	649	—	—
Total	2	$3,562	$2,355	$1,000	$—

	Year Ended December 31, 2011
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extension of term	1	$4,813	$—	$—	$—
Extension of term and deferral of principal	1	2,292	2,215	800	800
Commercial real estate:
Extension of term	2	7,258	7,193	1,730	1,730
Advance additional funds	1	4,652	3,285	1,367	—
Total	5	$19,015	$12,693	$3,897	$2,530

Other Real Estate Owned

On October 16, 2013, we acquired one property related to an impaired loan for $1.1 million. As of December 31, 2013 and December 31, 2012, the balance of the Other Real Estate Owned portfolio was $1.4 million and $0.3 million, respectively.

[5] FEDERAL HOME LOAN BANK STOCK

The Company is a member of the FHLB system. As a member of the FHLB Pittsburgh, the Company must maintain a minimum investment in the capital stock of the FHLB in an amount equal to 4.00% of its outstanding advances, if any, and 0.35% of its membership asset value, as defined, with the FHLB. The FHLB has the ability to change the calculation of the required stock investment at any time.

The Company held stock totaling $2.3 million and $2.4 million at December 31, 2013 and 2012, respectively. At December 31, 2013, $2.3 million of stock was required based on the Bank’s membership asset value, as defined, of approximately $438.8 million and $20.0 million in outstanding advances.

[6] OFFICE PROPERTIES AND EQUIPMENT

Following is a summary of office properties and equipment by major classification:

	December 31,
(Dollars in thousands)	2013	2012
Furniture, fixtures and equipment	$6,235	$5,516
Leasehold improvements	3,563	3,266
Total, at cost	9,798	8,782
Less: accumulated depreciation	(5,523)	(4,465)
Net office properties and equipment	$4,275	$4,317

The Company rents office space in its five office locations which are accounted for as operating leases. The initial lease periods are from three to twelve years and provide for one or more renewal options. All of the leases provide for annual rent escalations and payment of certain operating expenses applicable to the leased space. The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $1.5 million, $1.4 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense was $1.1 million, $0.9 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, future minimum lease payments were as follows:

(Dollars in thousands)	December 31, 2013
2014	$1,521
2015	1,193
2016	1,206
2017	1,070
2018	957
Thereafter	2,073
Total	$8,020

In September 2012, the operating lease for the Philadelphia office location was renewed for a period of 5 years.

In January 2012, the Company entered into a new operating lease for the New York office for a period of less than 3 years.

In conjunction with the initial operating lease for the Pittsburgh location, the Bank received an allowance for leasehold improvements of $1.1 million. The allowance is being recognized as a reduction to rent expense over the life of the lease. The amount remaining as of December 31, 2013, of the total unrecognized allowance for leasehold improvements is $0.5 million. In conjunction with the amended operating lease for the Pittsburgh location for additional space, the Bank received free and reduced rent for a period of 60 months in lieu of the landlord providing an allowance for leasehold improvements. Rent expense is recorded on a straight-line basis over the term of the lease and the deferred rent as of December 31, 2013, related to this amended lease is $0.4 million. The deferred rent for free rent and rent escalations as of December 31, 2013, related to the remaining locations totaled $0.4 million.

[7] DEPOSITS

	Interest Rate as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	December 31, 2013	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$129,624	$100,395
Interest-bearing checking accounts	0.00 to 0.18%	0.06%	0.06%	6,335	7,043
Money market deposit accounts	0.05 to 0.80%	0.37%	0.47%	952,631	890,884
Total demand and savings accounts				1,088,590	998,322
Time deposits	0.05 to 5.21%	0.71%	1.03%	873,115	825,057
Total deposit balance				$1,961,705	$1,823,379
Average rate paid on interest-bearing accounts		0.53%	0.74%

As of December 31, 2013 and December 31, 2012, the Bank had total brokered deposits of $777.4 million and $717.8 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $423.2 million and $456.2 million as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013 and December 31, 2012, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $398.3 million and $380.1 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
12 months or less	$693,574	$618,898
12 months to 24 months	174,692	167,288
24 months to 36 months	4,849	38,871
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$873,115	$825,057

Interest expense on deposits is as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2,011
Interest-bearing checking accounts	$4	$3	$27
Money market deposit accounts	3,756	4,062	5,482
Time deposits	7,221	9,586	12,477
Total interest expense on deposits	$10,981	$13,651	$17,986

[8] BORROWINGS

As of December 31, 2013 and December 31, 2012, borrowings were comprised of the following:

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowing	0.42%	$20,000	9/25/2014	0.42%	$20,000	9/25/2014
Total		$20,000			$20,000

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of December 31, 2013, the full amount of these established lines were available to the Bank.

The Bank has borrowing capacity with the FHLB. The borrowing capacity is based on the collateral value of certain securities and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of December 31, 2013, the Bank’s borrowing capacity is based on the information provided in the September 30, 2013, QCR filing. As of December 31, 2013, the Bank had agency bond collateral with a fair value of $27.3 million, combined with pledged loans of $505.8 million, for a total borrowing capacity of $359.6 million, net of $20.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2012, there was $20.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

[9] INCOME TAXES

The income tax provision (benefit) reconciled to taxes computed at the statutory federal rate is as follows:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2,011
Tax provision (benefit) at statutory rate	$6,503	$6,128	$4,065
Meals and entertainment	57	43	38
Dues and subscriptions	102	70	65
Keyman life insurance	25	—	—
Sec. 162 compensation	—	839	868
Bank owned life insurance (BOLI)	(348)	(179)	(117)
State tax expense, net of federal benefit	134	132	89
Adjustments to prior year tax	12	(114)	(215)
Tax exempt income, net of disallowed interest	(109)	(60)	—
Unrecognized tax benefits	110	—	—
Investment tax credit	(909)	—	—
Other	136	(22)	(55)
Income tax provision	$5,713	$6,837	$4,738

The investment tax credit in the table above relates to three transactions for the financing of solar energy facilities that were entered into during the fourth quarter of 2013. These transactions provided federal and state tax credits for the 2013 tax year. The financing is accounted for as a direct financing lease included within the C&I loan portfolio.

The income tax provision (benefit) consists of:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2,011
Current income tax provision - federal	$7,823	$7,335	$3,795
Current income tax provision (benefit) - state	(257)	295	135
Deferred tax provision (benefit) - federal	(1,804)	(628)	808
Deferred tax provision (benefit) - state	(49)	(165)	—
Income tax provision	$5,713	$6,837	$4,738

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities and the related valuation allowance as of December 31, 2013 and 2012, are as follows:

	December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Start-up expenses	$215	$244
Stock compensation	2,314	2,122
Incentive compensation	1,759	—
Leasehold improvement	164	198
Allowance for loan loss	6,800	6,388
Long-term lease	258	250
Organizational costs	22	24
Reserve for unfunded commitments	167	158
Supplemental executive retirement plan (SERP)	228	—
Unrealized loss on investments	972	—
Gross deferred tax assets	12,899	9,384

Deferred tax liabilities:
Office properties and equipment	(1,363)	(827)
Prepaid expenses	(125)	(332)
Deferred loan costs	(816)	(455)
Unrealized gain on investments	—	(929)
Gross deferred tax liability	(2,304)	(2,543)
Net deferred tax asset	$10,595	$6,841

Management believes that, as of December 31, 2013, it is more likely than not that the net deferred tax asset will be fully realized upon the generation of future taxable income.

The change in the net deferred tax asset for the years ended December 31, 2013 and 2012, is detailed as follows:

	December 31,
(Dollars in thousands)	2013	2012
Deferred tax benefit	$1,853	$793
Deferred tax - other comprehensive income (loss)	1,901	(531)
Change in net deferred tax asset	$3,754	$262

We consider uncertain tax positions that the Company has taken or expects to take on a tax return. We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. Federal tax years 2010 through 2013 remain subject to examination, as of December 31, 2013, while tax years 2010 through 2013 remain subject to examination by state taxing jurisdictions. Currently, our income tax return for the 2011 tax year is under examination by the IRS. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations. No state income tax return examinations are currently in progress.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	December 31,
(Dollars in thousands)	2013	2012
Beginning of year balance	$—	$—
Increases in prior period tax positions	110	—
Decreases in prior period tax positions	—	—
Increases in current period tax positions	—	—
Settlements	—	—
End of year balance	$110	$—

The total estimated unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate is approximately $110,000 and $0 as of December 31, 2013 and 2012, respectively. It is expected that the entire amount of unrecognized tax benefits will change in the next twelve months. The impact of interest and penalties for the year ended December 31, 2013, is immaterial to the Company's financial statements.

[10] SHAREHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2013, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	N/A	N/A	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	N/A	N/A	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	N/A	N/A	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$234,370	11.88%	N/A	N/A	N/A	N/A
Bank	$233,723	11.84%	$157,875	8.00%	$197,344	10.00%
Tier 1 risk-based capital ratio
Company	$216,053	10.95%	N/A	N/A	N/A	N/A
Bank	$215,406	10.92%	$78,937	4.00%	$118,406	6.00%
Tier 1 leverage ratio
Company	$216,053	10.35%	N/A	N/A	N/A	N/A
Bank	$215,406	10.31%	$167,070	8.00%	$167,070	8.00%

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

Receipt of Investment from the U.S. Department of Treasury
On February 27, 2009, the Company received a $23.0 million investment from the United States Department of the Treasury (“U.S. Treasury”). This investment was the result of the Company’s voluntary participation in the Troubled Asset Relief Program Capital Purchase Program (“CPP”) which was implemented pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”) which was enacted on October 3, 2008.

As part of the transaction completed on February 27, 2009, the Company entered into a Letter Agreement, which includes the Securities Purchase Agreement - Standard Terms and Conditions, with the U.S. Treasury whereby the U.S. Treasury purchased 23,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Series A Stock”), as well as a warrant to purchase up to 1,150 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Preferred Series B Stock”) which was exercised immediately. The aggregate purchase price was $23.0 million with a liquidation amount of $23.0 million for the Preferred Series A Stock and $1.2 million for the Preferred Series B Stock. The proceeds of the $23.0 million were allocated on a relative fair value basis between the Preferred Series A Stock and Preferred Series B Stock. The initial carrying value of the Preferred Series A was $21.7 million and Preferred Series B was $1.3 million. The discount on the Preferred Series A Stock is amortized over a period of five years, in accordance with the guidance for increasing rate preferred stock. The discount on the Preferred Series B Stock is not amortized since the dividend rate does not increase. The total amount of discount amortized for the years ended December 31, 2012 and 2011, was $0.6 million and $0.3 million, respectively, for the Preferred Series A Stock. The total amount of premium amortized for the Preferred Series B Stock was $0.2 million, for the year ended 2012, resulting from the repurchase of the Preferred Stock as discussed below.

Dividends on Preferred Series A Stock and Preferred Series B Stock
During 2012, the Company paid dividends to the U.S. Treasury under the CPP in the amounts of $0.3 million on each of the following dates: February 14, 2012, May 11, 2012, August 13, 2012, and $0.1 million on September 26, 2012.

During 2011, the Company paid dividends to the U.S. Treasury under the CPP in the amounts of $0.3 million on each of the following dates: February 11, 2011, May 13, 2011, August 12, 2011, and November 10, 2011.

Repurchase of Preferred Stock Issued in Connection With the Capital Purchase Program
As part of its strategic capital plan, on September 26, 2012, the Company redeemed all of the outstanding Series A preferred stock and Series B preferred stock, issued under our voluntary participation in the U.S. Treasury’s CPP. The repurchase totaled $24.2 million including $0.4 million in amortization related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase.

[11] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2013, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. The Company’s contribution expense was $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the year ended December 31, 2013, the Company recorded expense related to SERP of $0.6 million utilizing a discount rate of 2.99% and the recorded liability was $0.6 million as of December 31, 2013.

[12] ISSUANCE OF STOCK

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

On August 10, 2012, the Company issued an aggregate of 48,780.488 shares of its Series C preferred stock at a price of $1,025.00 per share, purchased by LM III TriState Holdings LLC (69.1607%) and LM III-A TriState Holdings LLC (30.8393%) (combined the “Lovell Minnick funds”) which are investment funds managed by Lovell Minnick Partners LLC. Net proceeds totaled $46.0 million, net of offering costs of $4.0 million. The Series C preferred stock is convertible into shares of the Company’s common stock, with a conversion ratio of 100 shares of common stock for each share of Series C preferred stock (subject to adjustment in certain events, including combinations or divisions of common stock), by the holder at any time provided that, upon conversion, the holders of the Series C preferred stock will not own or control in the aggregate more than 24.9% of our voting securities. Series C preferred shareholders are entitled to participate in dividends with common shareholders on an “as if converted” basis. In connection with the closing of initial public offering, on May 14, 2013, the Company converted all of its 48,780.488 outstanding shares of Series C preferred stock to shares of common stock, resulting in the issuance of 4,878,049 shares of common stock upon conversion.

On March 31, 2011, the Company issued 22,500 shares, purchased by two new directors of the Company’s Board, at $8.00 per share. On May 31, 2011, the Company issued 6,250 shares, purchased by five directors of the Company, at $8.00 per share. Net proceeds were $0.2 million.

The table below shows the changes in the common and preferred shares during the periods indicated.

	Number of Common Shares Outstanding	Number of Preferred Shares Outstanding (Series A and B)	Number of Preferred Shares Outstanding (Series C)
Balance, December 31, 2010	17,353,480	24,150	—
Issuance of common stock	91,250	—	—
Balance, December 31, 2011	17,444,730	24,150	—
Issuance of preferred stock	—	—	48,780
Retirement of preferred stock	—	(24,150)	—
Balance, December 31, 2012	17,444,730	—	48,780
Issuance of common stock	6,355,000	—	—
Conversion of preferred stock to common stock	4,878,049	—	(48,780)
Exercise of stock options	12,500	—	—
Balance, December 31, 2013	28,690,279	—	—

[13] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011

Net income available to common shareholders	$12,867	$9,147	$5,700
Less: earnings allocated to participating stock	867	909	—
Net income available to common shareholders, after required adjustments for the calculation of basic EPS	$12,000	$8,238	$5,700

Basic shares	24,589,811	17,394,491	17,380,185
Preferred shares - dilutive	1,777,481	1,919,232	—
Unvested restricted shares - dilutive	1,918	37,286	12,784
Stock options - dilutive	321,563	—	—
Diluted shares	26,690,773	19,351,009	17,392,969

Earnings per common share:
Basic	$0.49	$0.47	$0.33
Diluted	$0.48	$0.47	$0.33

	Years Ended December 31,
	2013	2012	2011
Anti-dilutive shares (1)	169,000	2,193,000	1,946,500

(1)	Includes stock options not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[14] STOCK COMPENSATION PROGRAMS

The Company’s 2006 Stock Option Plan (the “Plan”) provides for the granting of incentive and non-qualifying stock options to the Company’s key employees, key contractors and outside directors at the discretion of the Board of Directors. On April 24, 2012, the shareholders of the Company authorized the issuance of up to an additional 2,000,000 common shares relating to stock awards, which may be issued upon the exercise of stock options, bringing the total authorized shares in connection with stock options to 4,000,000, as of December 31, 2013, under the Company’s 2006 Plan. As of December 31, 2013, 2,266,500 stock options were outstanding.

The Company's stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. These options typically vest fifty percent after two and one-half years following the award date and the remaining fifty percent five years following the award date. The Company recognizes compensation expense for options with graded vesting schedules on a straight-line basis over the requisite service period for the entire option grant.

As of December 31, 2013, there were 1,721,000 additional options available for the Company to grant under the Plan. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model and the weighted average assumptions in the following table. Expected term was calculated utilizing the simplified method because the Company has limited historical exercise behavior. Since the Company is newly publicly traded and there is not enough trading history, expected volatility is computed based on median historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The computation assumes that there will be no dividends paid to common shareholders during the contractual life of the options.

	December 31,
	2013	2012	2011
Valuation Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	37.3%	47.6%	53.9%
Expected term (years)	6.9	6.9	6.9
Risk-free interest rate	1.9%	1.2%	1.7%

Stock option activity during the periods indicated is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance, December 31, 2010	1,893,000	$10.11	6.79
Granted	171,000	8.94
Exercised	—	—
Forfeited	117,500	11.50
Expired	—	—
Balance, December 31, 2011	1,946,500	$9.92	6.12
Granted	271,500	10.20
Exercised	—	—
Forfeited	25,000	9.06
Expired	—	—
Balance, December 31, 2012	2,193,000	$9.97	5.69
Granted	119,000	11.56
Exercised	12,500	10.00
Forfeited	33,000	11.16
Expired	—	—
Balance, December 31, 2013	2,266,500	$10.03	4.94

Exercisable as of December 31, 2011	817,250	$10.36	5.34
Exercisable as of December 31, 2012	1,518,500	$10.16	4.33
Exercisable as of December 31, 2013	1,625,000	$10.08	3.56

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011, was $4.80, $4.98 and $4.91, respectively. The weighted average grant date fair value of options exercised during the year ended December 31, 2013, was $4.30. There were no options exercised during the years ended December 31, 2012 and 2011.

A summary of the status of the Company's non-vested options as of and changes during the years ended December 31, 2013, 2012 and 2011, is presented below:

Non-vested options:	Options	Weighted Average Grant-Date Fair Value
Balance, December 31, 2010	1,142,000	$4.49
Granted	171,000	4.91
Vested	66,250	5.29
Forfeited	117,500	5.16
Balance, December 31, 2011	1,129,250	$4.51
Granted	271,500	4.98
Vested	701,250	4.33
Forfeited	25,000	4.66
Balance, December 31, 2012	674,500	$4.88
Granted	119,000	4.80
Vested	119,000	4.60
Forfeited	33,000	5.40
Balance, December 31, 2013	641,500	$4.81

As of December 31, 2013, there was $2.3 million of total unrecognized compensation cost related to non-vested options granted under the plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.6 years. The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011, was $0.5 million, $3.0 million and $0.4 million, respectively.

In January 2011, the Board of Directors approved a grant of 62,500 shares of the Company’s restricted stock to the Company’s Chairman and Chief Executive Officer with a grant date fair value of $0.5 million. Under this grant, the service-based restricted stock award will be expensed ratably over the two-year vesting period, commencing in January 2011. During January 2013, the restricted shares were fully vested.

[15] DERIVATIVES AND HEDGING ACTIVITY

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE BALANCE SHEET
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2013 and December 31, 2012:

	Asset Derivatives		Liability Derivatives
	as of December 31, 2013		as of December 31, 2013
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$736
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,417	Other liabilities	$3,515

	Asset Derivatives		Liability Derivatives
	as of December 31, 2012		as of December 31, 2012
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$1,299
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$5,681	Other liabilities	$5,955
FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2013, the Company had seven interest rate swaps, with a notional amount of $8.1 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk is considered insignificant in 2013 and 2012. There were no counterparty default losses on derivatives for the years ended December 31, 2013 and 2012.

For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Two of the Company’s seven interest rate swaps are designated as fair value hedges applying the “shortcut” method. As such, the gain or loss on these two derivatives exactly offsets the loss or gain on the hedged items, resulting in zero net earnings impact. The remaining five hedges have been designated as fair value hedges applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2013, the Company recognized gain of $14,000 in non-interest income related to hedge ineffectiveness. The Company also recognized a decrease to interest income of $434,000 for the year ended December 31, 2013, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers or are hedges that were previously designated in qualifying hedging relationships that no longer meet the strict requirements to apply hedge accounting, as discussed in the Fair Value Hedges of Interest Rate Risk section. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2013, the Company had eighty-four derivative transactions with an aggregate notional amount of $295.9 million related to this program and two interest rate swaps with embedded floors that no longer meet the requirements to apply hedge accounting with an aggregate notional amount of $7.6 million. During the year ended December 31, 2013, the Company recognized a net gain of $154,000 related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS ON THE INCOME STATEMENT
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the periods presented:

		Years Ended December 31,
(Dollars in thousands)		2013	2012	2011
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(434)	$(834)	$(1,053)
	Non-interest income (expense)	14	28	(15)
Total		$(420)	$(806)	$(1,068)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$154	$(72)	$(61)
Total		$154	$(72)	$(61)

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

As of December 31, 2013, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $3.0 million. As of December 31, 2013, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.7 million. If the Company had breached any of these provisions as of December 31, 2013, it could have been required to settle its obligations under the agreements at their termination value.

[16] DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2013 and December 31, 2012:

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

OTHER REAL ESTATE OWNED
Real estate owned is recorded on the date acquired at the lower of the related original loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs.

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

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	December 31, 2013			December 31, 2012
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$146,558	$146,558	$200,080	$200,080
Investment securities available-for-sale	2	202,581	202,581	191,187	191,187
Investment securities held-to-maturity	2	25,263	24,457	—	—
Loans held-for-investment, net	3	1,841,779	1,860,693	1,623,754	1,631,578
Federal Home Loan Bank stock	2	2,336	2,336	2,426	2,426
Bank owned life insurance	2	41,882	41,882	20,886	20,886
Interest rate swaps	2	3,417	3,417	5,681	5,681
Other real estate owned	3	1,413	1,413	290	290

Financial liabilities:
Deposits	2	$1,961,705	$1,963,611	$1,823,379	$1,828,107
Borrowings	2	20,000	20,008	20,000	19,976
Interest rate swaps	2	4,251	4,251	7,254	7,254

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

The following tables represent assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012:

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$56,388	$—	$56,388
Trust preferred securities	—	15,624	—	15,624
Non-agency mortgage-backed securities	—	7,694	—	7,694
Agency collateralized mortgage obligations	—	81,951	—	81,951
Agency mortgage-backed securities	—	36,311	—	36,311
Agency debentures	—	4,613	—	4,613
Interest rate swaps	—	3,417	—	3,417
Total financial assets	$—	$205,998	$—	$205,998

Financial liabilities:
Interest rate swaps	$—	$4,251	$—	$4,251
Total financial liabilities	$—	$4,251	$—	$4,251

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$53,903	$—	$53,903
Municipal bonds	—	20,118	—	20,118
Non-agency mortgage-backed securities	—	8,322	—	8,322
Agency collateralized mortgage obligations	—	55,868	—	55,868
Agency mortgage-backed securities	—	52,976	—	52,976
Interest rate swaps	—	5,681	—	5,681
Total financial assets	$—	$196,868	$—	$196,868

Financial liabilities:
Interest rate swaps	$—	$7,254	$—	$7,254
Total financial liabilities	$—	$7,254	$—	$7,254

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs. The valuation for debt securities are classified as either Level 1 or Level 2. U.S. Treasury Notes are classified as Level 1 because these securities are in actively traded markets. Investment securities within Level 2 include corporate bonds, trust preferred securities, municipal bonds, non-agency mortgage-backed securities, collateralized mortgage obligations and mortgage-backed securities issued by U.S. government agencies and U.S. government agency debentures.

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of December 31, 2013 and December 31, 2012:

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$15,348	$15,348
Other real estate owned	—	—	1,413	1,413
Total assets	$—	$—	$16,761	$16,761

	December 31, 2012
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$18,302	$18,302
Other real estate owned	—	—	290	290
Total assets	$—	$—	$18,592	$18,592

As of December 31, 2013, the Company recorded $5.5 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $8.2 million, and as a result of adjusting the value based upon the discounted cash flow to $7.1 million, as of December 31, 2013.

As of December 31, 2012, the Company recorded $4.4 million of specific allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $11.4 million, and as a result of adjusting the value based upon the discounted cash flow to $6.9 million as of December 31, 2012.

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

OTHER REAL ESTATE OWNED
Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at the lower of the related original loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs. Accordingly, real estate owned is classified as Level 3.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of December 31, 2013 and December 31, 2012:

	December 31, 2013
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average
Loans measured for impairment	$8,246	(2)	Appraisal value	Discount due to salability conditions	10%

Loans measured for impairment	$7,102	(3)	Discounted cash flow	Lack of market data	14%

Other real estate owned	$1,413		Appraisal value	Discount due to salability conditions	18%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $8.2 million are net of specific reserve of $2.8 million.

(3)	Loans measured for impairment based on discounted cash flow of $7.1 million are net of specific reserve of $2.7 million.

	December 31, 2012
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average
Loans measured for impairment	$11,364	(2)	Appraisal value	Discount due to salability conditions	7%

Loans measured for impairment	$6,938	(3)	Discounted cash flow	Lack of market data	5%

Other real estate owned	$290		Appraisal value	Discount due to salability conditions	10%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $11.4 million are net of specific reserve of $4.4 million.

(3)	Loans measured for impairment based on discounted cash flow of $6.9 million are net of specific reserve of $0.

[17] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss), for the periods presented:

	Years Ended December 31,
	2013	2012	2011
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$1,671	$738	$(342)
Increase (decrease) in unrealized holding gains (losses)	(2,903)	1,649	1,940
Gains reclassified from other comprehensive income (loss) (1)	(512)	(716)	(860)
Net other comprehensive income (loss)	(3,415)	933	1,080
Balance, end of period	$(1,744)	$1,671	$738

(1)
Consists of realized gains on securities (net gain on sale of investment securities available-for-sale) of $0.8 million, $1.1 million and $1.3 million, net of tax (income tax expense) of $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

[18] RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan and deposit accounts with the Bank. Such loans and deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with outsiders. As of December 31, 2013, the Bank had loans outstanding to directors totaling $3.3 million, which consisted of three loans. As of December 31, 2013, the Bank had deposits outstanding from directors and their related interests totaling $11.8 million.

During the years ended December 31, 2013, 2012 and 2011, the Bank obtained services from affiliated companies of certain directors and executive officers in the normal course of business as outlined below.

			Years Ended December 31,
Related Party	Affiliation	Nature of Transaction	2013	2012	2011
Mikell Schenck Associates	Owned by spouse of a director/executive officer	Interior design services	$22	$23	$19
Howard Hanna Real Estate Services	Company director is shareholder/president	Underwriting for secondary loan sales	—	—	6
Stephen Casey Architects	Owned by spouse of a director	Architectural services	—	30	5
Ascent Data Corporation	Owned by a director	Systems consulting	17	42	48
Voyager Jet Center	Owned by a director	Aircraft charter	117	13	7
Total			$156	$108	$85

[19] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[20] CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition of the Company as of December 31, 2013 and 2012, and the related condensed statements of income and cash flows for the years ended December 31, 2013, 2012 and 2011, should be read in conjunction with our Consolidated Financial Statements and related notes:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
	December 31,
(Dollars in thousands)	2013	2012
ASSETS

Cash and cash equivalents	$66,921	$633
Investment in subsidiary	227,065	217,077
Prepaid expenses and other assets	—	14
Total assets	$293,986	$217,724

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other accrued expenses and other liabilities	$41	$—
Shareholders’ equity	293,945	217,724
Total liabilities and shareholders’ equity	$293,986	$217,724

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Interest income	$192	$—	$—
Dividends received from subsidiary	—	940	1,254
Total interest and dividend income	192	940	1,254
Interest expense	—	—	—
Net interest income	192	940	1,254
Non-interest income	—	—	—
Non-interest expense	20	18	19
Income before income taxes and undisbursed income of subsidiary	172	922	1,235
Income tax expense (benefit)	54	(7)	(6)
Income before undisbursed income of subsidiary	118	929	1,241
Undisbursed income of subsidiary	12,749	9,743	5,977
Net income	$12,867	$10,672	$7,218

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$12,867	$10,672	$7,218
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiary	(12,749)	(9,743)	(5,977)
Decrease (increase) in other assets	14	(8)	(6)
(Decrease) increase in other liabilities	41	(5)	—
Net cash provided by operating activities	173	916	1,235
Cash Flows from Investing Activities:
Net payments for investments in subsidiary	—	(21,718)	(230)
Net cash used in investing activities	—	(21,718)	(230)
Cash Flows from Financing Activities:
Net proceeds from issuance of preferred stock	—	46,011	—
Net proceeds from issuance of common stock	65,990	—	230
Retirement of preferred stock	—	(24,150)	—
Net proceeds from exercise of stock options	125	—	—
Dividends paid on preferred stock	—	(1,083)	(1,254)
Net cash provided by (used in) financing activities	66,115	20,778	(1,024)
Net change in cash and cash equivalents	66,288	(24)	(19)
Cash and cash equivalents at beginning of year	633	657	676
Cash and cash equivalents at end of year	$66,921	$633	$657

[21] SUBSEQUENT EVENTS

On January 3, 2014, TriState Capital Holdings, Inc. entered into a definitive asset purchase agreement to acquire Chartwell Investment Partners, L.P. in a transaction that is expected to close late in the first quarter of 2014, subject to certain client consents and other customary closing conditions. The privately held investment manager serves more than 150 institutional clients and has assets under management of approximately $7.5 billion.

SELECTED QUARTERLY FINANCIAL DATA

The tables below summarize our unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

	2013
(Dollars in thousands, except per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(unaudited)
Income statement data:
Interest income	$18,885	$18,384	$18,183	$17,399
Interest expense	2,501	2,612	2,899	3,055
Net interest income	16,384	15,772	15,284	14,344
Provision for loan losses	473	4,911	671	2,132
Net interest income after provision for loan losses	15,911	10,861	14,613	12,212
Non-interest income:
Non-interest income (excluding net gain on sale of investment securities available-for-sale)	1,575	1,118	1,304	1,004
Net gain on sale of investment securities available-for-sale	13	—	—	784
Total non-interest income	1,588	1,118	1,304	1,788
Non-interest expense	11,211	10,016	9,960	9,628
Income before tax	6,288	1,963	5,957	4,372
Income tax expense	1,478	633	2,085	1,517
Net income	$4,810	$1,330	$3,872	$2,855
Preferred stock dividends and discount amortization on Series A and B	—	—	—	—
Net income available to common shareholders	$4,810	$1,330	$3,872	$2,855

Earnings per common share:
Basic	$0.17	$0.05	$0.15	$0.13
Diluted	$0.17	$0.05	$0.15	$0.13

	2012
(Dollars in thousands, except per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(unaudited)
Income statement data:
Interest income	$18,607	$18,146	$17,473	$16,808
Interest expense	3,312	3,327	3,448	3,587
Net interest income	15,295	14,819	14,025	13,221
Provision for loan losses	3,024	1,537	2,393	1,231
Net interest income after provision for loan losses	12,271	13,282	11,632	11,990
Non-interest income:
Non-interest income (excluding net gain on sale of investment securities available-for-sale)	1,120	1,446	1,495	1,024
Net gain on sale of investment securities available-for-sale	—	99	1,015	—
Total non-interest income	1,120	1,545	2,510	1,024
Non-interest expense	9,857	9,994	9,252	8,762
Income before tax	3,534	4,833	4,890	4,252
Income tax expense	1,578	1,881	1,912	1,466
Net income	$1,956	$2,952	$2,978	$2,786
Preferred stock dividends and discount amortization on Series A and B	—	760	383	382
Net income available to common shareholders	$1,956	$2,192	$2,595	$2,404

Earnings per common share:
Basic	$0.09	$0.11	$0.15	$0.14
Diluted	$0.09	$0.11	$0.15	$0.14

EXHIBIT INDEX

Exhibit No. Description

2.1 TriState Capital Holdings, Inc. asset purchase agreement to acquire Chartwell Investment Partners, L.P. dated January 3, 2014, filed herewith.
3.1 Amended and Restated Articles of Incorporation.†
3.2 Bylaws, as amended.†
4.1 Specimen common stock certificate.†
10.1 TriState Capital Holdings, Inc. 2006 Stock Option Plan (“2006 Stock Option Plan”).†
10.2 Form of Nonqualified Stock Option Award Agreement under 2006 Stock Option Plan.†
10.3 Restricted Stock Award Agreement dated January 24, 2011 between TriState Capital Holdings, Inc. and James F. Getz.†
10.4 Agreement of Lease dated August 29, 2006 between Oxford Development Company/Grant Street, Landlord, and TriState Capital Holdings, Inc., Tenant, and amendment thereto dated September 13, 2010.†
10.5 Preferred Stock Purchase Agreement dated April 24, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC.†
10.6 Amendment No. 1 to the Preferred Stock Purchase Agreement dated August 10, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC.†
10.7 Agreement Regarding Perpetual Convertible Preferred Stock, Series C dated as of March 8, 2013 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC.†
10.8 Registration Rights Agreement dated August 10, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC.†
10.9 TriState Capital Bank Supplemental Executive Retirement Agreement dated February 28, 2013, by and among TriState Capital Holdings, Inc., TriState Capital Bank and James F. Getz.†
21 Subsidiaries of TriState Capital Holdings, Inc.†
23.2 Consent of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.
24 Power of Attorney, filed herewith.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101 The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

† This information has been previously filed.
* This information is deemed furnished, not filed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2013, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 30, 2014.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 30, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 30, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 30, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 20, 2014, which proxy materials will be filed with the SEC no later than April 30, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    FINANCIAL STATEMENTS

The consolidated financial statements required in response to this item are incorporated by reference to Part II - Item 8 of this Report.

(b)    EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are incorporated by reference to Part II - Item 8 of this Report.

(c)    SCHEDULES

No financial statement schedules are being filed because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

Date:	March 3, 2014	By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

Date:	March 3, 2014	By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 3, 2014	By	/s/ James F. Getz
James F. Getz
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 3, 2014	By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date:	March 3, 2014	By	/s/ Helen Hanna Casey*
Helen Hanna Casey
Director

Date:	March 3, 2014	By	/s/ E.H. (Gene) Dewhurst*
E.H. (Gene) Dewhurst
Director

Date:	March 3, 2014	By	/s/ James J. Dolan*
James J. Dolan
Director

Date:	March 3, 2014	By	/s/ Michael J. Farrell*
Michael J. Farrell
Director

Date:	March 3, 2014	By	/s/ James H. Graves*
James H. Graves
Director

Date:	March 3, 2014	By	/s/ James E. Minnick*
James E. Minnick
Director

Date:	March 3, 2014	By	/s/ A. William Schenck, III*
A. William Schenck, III
Vice Chairman and Director

Date:	March 3, 2014	By	/s/ Richard B. Seidel*
Richard B. Seidel
Director

Date:	March 3, 2014	By	/s/ John B. Yasinsky*
John B. Yasinsky
Director

Date:	March 3, 2014	By	/s/ Richard A. Zappala*
Richard A. Zappala
Director

	*	By	/s/ James F. Getz
James F. Getz, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No. Description

2.1 TriState Capital Holdings, Inc. asset purchase agreement to acquire Chartwell Investment Partners, L.P. dated January 3, 2014, filed herewith.
3.1 Amended and Restated Articles of Incorporation.†
3.2 Bylaws, as amended.†
4.1 Specimen common stock certificate.†
10.1 TriState Capital Holdings, Inc. 2006 Stock Option Plan (“2006 Stock Option Plan”).†
10.2 Form of Nonqualified Stock Option Award Agreement under 2006 Stock Option Plan.†
10.3 Restricted Stock Award Agreement dated January 24, 2011 between TriState Capital Holdings, Inc. and James F. Getz.†
10.4 Agreement of Lease dated August 29, 2006 between Oxford Development Company/Grant Street, Landlord, and TriState Capital Holdings, Inc., Tenant, and amendment thereto dated September 13, 2010.†
10.5 Preferred Stock Purchase Agreement dated April 24, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC.†
10.6 Amendment No. 1 to the Preferred Stock Purchase Agreement dated August 10, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC.†
10.7 Agreement Regarding Perpetual Convertible Preferred Stock, Series C dated as of March 8, 2013 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC.†
10.8 Registration Rights Agreement dated August 10, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC.†
10.9 TriState Capital Bank Supplemental Executive Retirement Agreement dated February 28, 2013, by and among TriState Capital Holdings, Inc., TriState Capital Bank and James F. Getz.†
21 Subsidiaries of TriState Capital Holdings, Inc.†
23.2 Consent of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.
24 Power of Attorney, filed herewith.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101 The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.*

† This information has been previously filed.
* This information is deemed furnished, not filed.