Form 10-Q
period 2014-03-31
TriState Capital Holdings, Inc.
filed 2014-05-02
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2014

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of April 30, 2014, there were 28,690,279 shares of the registrant's common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2014	December 31, 2013

ASSETS

Cash	$1,283	$947
Interest-earning deposits with other institutions	284,825	139,799
Federal funds sold	5,341	5,812
Cash and cash equivalents	291,449	146,558
Investment securities available-for-sale, at fair value (cost: $177,421 and $204,907, respectively)	176,047	202,581
Investment securities held-to-maturity, at cost (fair value: $25,045 and $24,457, respectively)	25,233	25,263
Total investment securities	201,280	227,844
Loans held-for-investment	1,930,491	1,860,775
Allowance for loan losses	(18,752)	(18,996)
Loans receivable, net	1,911,739	1,841,779
Accrued interest receivable	6,036	6,180
Investment management fees receivable	6,735	—
Federal Home Loan Bank stock	2,336	2,336
Goodwill and other intangibles, net	54,275	—
Office properties and equipment, net	4,225	4,275
Bank owned life insurance	42,196	41,882
Deferred tax asset, net	11,107	10,595
Prepaid expenses and other assets	10,317	9,060
Total assets	$2,541,695	$2,290,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,192,963	$1,961,705
Borrowings	20,000	20,000
Accrued interest payable on deposits and borrowings	529	521
Other accrued expenses and other liabilities	28,821	14,338
Total liabilities	2,242,313	1,996,564

Shareholders’ Equity:
Common stock, no par value; 45,000,000 shares authorized; 28,690,279 shares issued and outstanding	280,531	280,531
Additional paid-in capital	8,670	8,471
Retained earnings	11,303	6,687
Accumulated other comprehensive income (loss), net	(1,122)	(1,744)
Total shareholders’ equity	299,382	293,945
Total liabilities and shareholders’ equity	$2,541,695	$2,290,509

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013

Interest income:
Loans	$17,324	$16,338
Investments	833	907
Interest-earning deposits	151	154
Total interest income	18,308	17,399

Interest expense:
Deposits	2,425	3,034
Borrowings	21	21
Total interest expense	2,446	3,055
Net interest income before provision for loan losses	15,862	14,344
Provision for loan losses	608	2,132
Net interest income after provision for loan losses	15,254	12,212
Non-interest income
Investment management fees	2,454	—
Service charges	130	113
Net gain on the sale of investment securities available-for-sale	1,014	784
Swap fees	154	54
Commitment and other fees	494	541
Other income	234	296
Total non-interest income	4,480	1,788
Non-interest expense
Compensation and employee benefits	8,238	6,276
Premises and occupancy costs	905	780
Professional fees	900	703
FDIC insurance expense	408	365
General insurance expense	253	137
State capital shares tax	314	320
Travel and entertainment expense	435	285
Data processing expense	223	177
Intangible amortization expense	130	—
Other operating expenses	986	585
Total non-interest expense	12,792	9,628
Income before tax	6,942	4,372
Income tax expense	2,326	1,517
Net income	$4,616	$2,855

Earnings per common share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013

Net income	$4,616	$2,855

Other comprehensive income (loss):

Increase (decrease) in unrealized holding gains (losses) net of tax of ($710) and $82, respectively	1,273	(149)

Reclassification adjustment for gains included in net income, net of tax of $363 and $280, respectively	(651)	(504)

Other comprehensive income (loss)	622	(653)

Total comprehensive income	$5,238	$2,202

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series C)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, December 31, 2012	$46,011	$168,351	$7,871	$(6,180)	$1,671	$217,724
Net income	—	—	—	2,855	—	2,855
Other comprehensive income (loss)	—	—	—	—	(653)	(653)
Stock-based compensation expense	—	—	171	—	—	171
Balance, March 31, 2013	$46,011	$168,351	$8,042	$(3,325)	$1,018	$220,097

Balance, December 31, 2013	$—	$280,531	$8,471	$6,687	$(1,744)	$293,945
Net income	—	—	—	4,616	—	4,616
Other comprehensive income (loss)	—	—	—	—	622	622
Stock-based compensation expense	—	—	199	—	—	199
Balance, March 31, 2014	$—	$280,531	$8,670	$11,303	$(1,122)	$299,382

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$4,616	$2,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangible amortization expense	423	250
Provision for loan losses	608	2,132
Stock based compensation expense	199	171
Net gain on the sale of investment securities available-for-sale	(1,014)	(784)
Income from investment securities trading	—	(124)
Purchase of investment securities trading	—	(24,752)
Proceeds from the sale of investment securities trading	—	24,876
Net amortization of premiums and discounts	474	708
Increase in investment management fees receivable	(1,431)	—
Decrease (increase) in accrued interest receivable	143	(382)
Increase (decrease) in accrued interest payable	8	(18)
Bank owned life insurance income	(314)	(156)
Decrease in income taxes payable	(160)	(106)
Increase in prepaid income taxes	(1,106)	(1,102)
Other, net	(2,475)	322
Net cash provided by (used in) operating activities	(29)	3,890
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	—	(62,449)
Proceeds from the sale of investment securities available-for-sale	24,424	58,038
Principal repayments and maturities of investment securities available-for-sale	3,649	10,743
Net increase in loans held-for-investment	(71,657)	(55,700)
Proceeds from loan sales	1,089	2,785
Additions to office properties and equipment	(154)	(389)
Acquisition, net of acquired cash	(43,689)	—
Net cash used in investing activities	(86,338)	(46,972)
Cash Flows from Financing Activities:
Net increase (decrease) in deposit accounts	231,258	(16,494)
Net cash provided by (used in) financing activities	231,258	(16,494)
Net change in cash and cash equivalents during the period	144,891	(59,576)
Cash and cash equivalents at beginning of the period	146,558	200,080
Cash and cash equivalents at end of the period	$291,449	$140,504

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,439	$3,073
Income taxes	$3,592	$2,725
Non-cash activity:
Unsettled purchase of investment securities available-for-sale	$—	$14,549
Contingent consideration	$15,465	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company’s has two wholly-owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank, and Chartwell Investment Partners, Inc. ("Chartwell"), a registered investment advisory company. Chartwell Investment Partners, Inc. was established through the acquisition of Chartwell Investment Partners, LP, which was effective March 5, 2014. The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients.

Regulatory approval was received and the Bank commenced operations on January 22, 2007. The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve. Chartwell is a registered investment advisor regulated by the Securities and Exchange Commission ("SEC").

The Bank conducts business through its main office located in Pittsburgh, Pennsylvania, as well as its four additional representative offices in Cleveland, Ohio; Philadelphia, Pennsylvania; Princeton, New Jersey; and New York, New York. Chartwell conducts business through its office located in Berwyn, Pennsylvania.

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

The material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, goodwill and deferred income taxes and its related recoverability, which are discussed later in this section.

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank and Chartwell (since the acquisition on March 5, 2014), after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly-owned subsidiary, Meadowood Asset Management, LLC, after elimination of inter-company accounts and transactions. The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to rules of the Securities and Exchange Commission for quarterly reports on form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in the Company's Annual Report on Form 10-K.

BUSINESS COMBINATIONS
We account for business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value as of the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, interest-earning deposits with other institutions, federal funds sold, and short-term investments which have an original maturity of 90 days or less.

INVESTMENT SECURITIES
The Company’s investments are classified as either: (1) held-to-maturity – debt securities that the Company intends to hold until maturity and are reported at amortized cost; (2) trading securities – debt and certain equity securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings; or (3) available-for-sale – debt and certain equity securities not classified as either held-to-maturity or trading securities and reported at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss).

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Impaired debt securities are determined to be other-than-temporarily impaired (“OTTI”) if the Company concludes as of the balance sheet date that it has the intent to sell, or believes it will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. Credit losses on OTTI debt securities are recorded through earnings, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s expected cash flows and its amortized cost basis. Non-credit related OTTI charges are recorded as decreases to accumulated other comprehensive income (loss), in the statement of comprehensive income as well as the shareholders’ equity section of the balance sheet, on an after-tax basis, as long as the Company has no intent or expected requirement to sell the impaired debt security before a recovery of its amortized cost basis.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of March 31, 2014 and December 31, 2013. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Under ASC Topic 310, a loan is impaired, based upon current information and events, in management's opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a troubled debt restructuring. Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon future cash flows or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

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

Loan participations follow the same underwriting and risk rating criteria, and are individually risk rated under the same process as loans directly originated by the Company. The ongoing credit review of participation loans follows the same process that is followed by loans originated directly by the Company. Additionally, management does not rely solely on information from the lead bank when considering the appropriate level of allowance for loan losses to be recorded on any individual participation loan.

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

INVESTMENT MANAGEMENT FEES
The Company recognizes investment management fee revenue when the advisory services are performed. Fees are based on assets under management and are calculated pursuant to individual client contracts. Investment management fees are generally paid on a quarterly basis. In a limited number of cases, the Company may earn a performance fee based on investment performance achieved versus a stated benchmark. In such cases, performance fees are not recognized until the end of the stated measurement period. Performance fees are included in investment management fee revenue on the Statements of Income.

Investment management fees receivable represent amounts due from contractual investment advisory services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the three months ended March 31, 2014, and there was no allowance for uncollectible accounts recorded as of March 31, 2014.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as trade name, client relationships and non-compete agreements are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from four to twenty years. Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually.

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

BANK OWNED LIFE INSURANCE
Bank owned life insurance (“BOLI”) policies on certain executive officers and employees are recorded at net cash surrender value on the Consolidated Statements of Financial Condition. Upon termination of the BOLI policy the Company receives the cash surrender value. BOLI benefits are payable to the Company upon death of the insured. Changes in net cash surrender value are recognized as non-interest income or expense in the Consolidated Statements of Operations.

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

[2] BUSINESS COMBINATIONS

On March 5, 2014, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, Inc., completed its acquisition of Chartwell Investment Partners, LP (the "Chartwell acquisition"), an investment management firm with over 150 institutional clients and approximately $7.5 billion in assets under management. Under the terms of the Asset Purchase Agreement substantially all of the assets of Chartwell Investment Partners, LP were acquired for a purchase price consisting of $45 million paid in cash at closing and an estimated earn-out arrangement of approximately $15 million to be determined based on the growth in profitability of Chartwell in 2014. Up to 60 percent of the earn-out may be paid in common stock of the Company at its option. The foregoing summary of the Asset Purchase Agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement, which was included as Exhibit 2.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, the terms of which Agreement are incorporated herein by reference.

The following table summarizes total consideration paid, assets acquired and liabilities assumed for the Chartwell acquisition:

(Dollars in thousands)	Chartwell
Consideration paid:
Cash	$45,000
Estimated earn-out	15,465
Fair value of total consideration	$60,465

Fair value of assets acquired:
Cash and cash equivalents	$1,311
Investment management fees receivable	5,304
Office properties and equipment	90
Deferred tax asset	858
Other assets	144
Total assets acquired	7,707
Fair value of liabilities assumed:
Other liabilities	1,647
Total liabilities assumed	1,647
Fair value net identifiable assets acquired	6,060
Long-lived amortizable intangible assets acquired	19,510
Goodwill	34,895
Total net assets purchased	$60,465

In connection with the Chartwell acquisition, total acquisition-related transaction costs incurred by TriState Capital was approximately $854,000 during 2013 and $45,000 during the three months ended March 31, 2014, which were primarily comprised of legal, advisory and other costs.

The goodwill, which is not amortized for book purposes, was assigned to our Investment Management segment and is deductible for tax purposes.

The following table presents unaudited pro forma financial information which combine the historical consolidated statements of income of the Company and Chartwell Investment Partners, LP to give effect to the acquisition as if it had occurred on January 1, 2013, for the periods indicated.

	Pro Forma
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Total revenue	$24,230	$21,007
Net income	$5,256	$3,352

Earnings per common share:
Basic	$0.18	$0.15
Diluted	$0.18	$0.15

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on sales of investment securities available-for-sale. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,297	$299	$247	$56,349
Trust preferred securities	17,349	—	773	16,576
Agency collateralized mortgage obligations	63,432	77	367	63,142
Agency mortgage-backed securities	35,695	382	710	35,367
Agency debentures	4,648	—	35	4,613
Total investment securities available-for-sale	177,421	758	2,132	176,047
Investment securities held-to-maturity:
Corporate bonds	5,000	228	—	5,228
Municipal bonds	20,233	5	421	19,817
Total investment securities held-to-maturity	25,233	233	421	25,045
Total	$202,654	$991	$2,553	$201,092

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

As of March 31, 2014, the contractual maturities of the debt securities are:

	March 31, 2014
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	49,470	49,721	6,027	6,250
Due from five to ten years	13,662	13,438	10,990	10,802
Due after ten years	114,289	112,888	8,216	7,993
Total	$177,421	$176,047	$25,233	$25,045

Included in the $112.9 million fair value of investment securities available-for-sale with a contractual maturity due after ten years as of March 31, 2014, are $98.9 million or 87.6% in floating rate securities.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations and mortgage-backed securities.

Proceeds from the sale of investment securities available-for-sale during the three months ended March 31, 2014 and 2013, were $24.4 million and $58.0 million, respectively. Gross gains of $1.0 million and $784,000 were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2014 and 2013, respectively. There were $1,000 in realized gross losses during the three months ended March 31, 2014 and no realized losses during the three months ended March 31, 2013, on investment securities available-for-sale.

Investment securities available-for-sale of $9.9 million, as of March 31, 2014, are available as collateral for borrowings at the FHLB.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$5,861	$144	$3,075	$103	$8,936	$247
Trust preferred securities	16,576	773	—	—	16,576	773
Agency collateralized mortgage obligations	32,095	253	14,318	114	46,413	367
Agency mortgage-backed securities	14,004	710	—	—	14,004	710
Agency debentures	4,613	35	—	—	4,613	35
Total investment securities available-for-sale	73,149	1,915	17,393	217	90,542	2,132
Investment securities held-to-maturity:
Municipal bonds	13,084	258	5,558	163	18,642	421
Total investment securities held-to-maturity	13,084	258	5,558	163	18,642	421
Total temporarily impaired securities	$86,233	$2,173	$22,951	$380	$109,184	$2,553

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$21,703	$272	$2,977	$211	$24,680	$483
Trust preferred securities	15,624	1,692	—	—	15,624	1,692
Non-agency mortgage-backed securities	5,945	62	—	—	5,945	62
Agency collateralized mortgage obligations	46,831	340	4,547	47	51,378	387
Agency mortgage-backed securities	16,991	937	—	—	16,991	937
Agency debentures	4,613	25	—	—	4,613	25
Total temporarily impaired securities	111,707	3,328	7,524	258	119,231	3,586
Investment securities held-to-maturity:
Municipal bonds	19,337	926	—	—	19,337	926
Total investment securities held-to-maturity	19,337	926	—	—	19,337	926
Total temporarily impaired securities	$131,044	$4,254	$7,524	$258	$138,568	$4,512

The change in the fair values of our municipal bonds and fixed rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities and non-agency mortgage-backed securities, management evaluates the underlying issuer's financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 23 positions, aggregating to $2.1 million in unrealized losses, that were temporarily impaired as of March 31, 2014, of which four positions were in an unrealized loss position for more than twelve months totaling $217,000. As of December 31, 2013, there were 35 positions, aggregating to $3.6 million in unrealized losses, that were temporarily impaired, of which three positions were in an unrealized loss position for more than twelve months totaling $258,000. Within the held-to-maturity portfolio, there were 22 positions, aggregating to $421,000 in unrealized losses, that were temporarily impaired as of March 31, 2014, of which nine positions were in an unrealized loss position for more than twelve months totaling $163,000. As of December 31, 2013, there were 24 positions, aggregating to $926,000 in unrealized losses, that were temporarily impaired.

There were no investment securities classified as trading securities outstanding as of March 31, 2014 and December 31, 2013.

There was no activity in investment securities classified as trading during the three months ended March 31, 2014. Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the three months ended March 31, 2013, were $24.9 million. Income on investment securities trading during the three months ended March 31, 2013, was $124,000.

[4] LOANS RECEIVABLE, NET

Loans receivable is comprised of the following:

	March 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Loans held-for-investment, before deferred fees	$889,616	$612,273	$432,098	$1,933,987
Less: net deferred loan (fees) costs	(2,239)	(1,903)	646	(3,496)
Loans held-for-investment, net of deferred fees	887,377	610,370	432,744	1,930,491
Less: allowance for loan losses	(13,974)	(4,060)	(718)	(18,752)
Loans receivable, net	$873,403	$606,310	$432,026	$1,911,739

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Loans held-for-investment, before deferred fees	$882,537	$577,543	$404,855	$1,864,935
Less: net deferred loan (fees) costs	(3,097)	(1,539)	476	(4,160)
Loans held-for-investment, net of deferred fees	879,440	576,004	405,331	1,860,775
Less: allowance for loan losses	(13,012)	(5,293)	(691)	(18,996)
Loans receivable, net	$866,428	$570,711	$404,640	$1,841,779

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of March 31, 2014 and December 31, 2013, was $737.5 million and $662.8 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of March 31, 2014, are as follows: $371.8 million in one year or less; $182.7 million in one to three years; and $183.0 million in greater than three years. The reserve for losses on unfunded commitments was $476,000 and $465,000, as of March 31, 2014 and December 31, 2013, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit, and also risk participations.

On March 14, 2014, we entered into a loan purchase agreement to acquire $219.7 million (including fees and interest receivable) of loans secured by cash and marketable securities that will be included in our private banking channel loan portfolio. This transaction closed on April 11, 2014.

As of March 31, 2014 and December 31, 2013, the Company had loans in the process of origination totaling approximately $36.5 million and $11.6 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to standby letters of credit as of March 31, 2014, included in the total listed above, is $88.3 million of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of March 31, 2014, $10.8 million (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the three months ended March 31, 2014, there were no draws on standby letters of credit. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit is included in the reserve for losses on unfunded commitments.

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

[5] ALLOWANCE FOR LOAN LOSSES

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

CRE – This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Individual project cash flows as well as global cash flows from the developer are the primary sources of repayment for these loans. Also included are commercial construction loans, which are loans made to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk of these loans is generally confined to the construction period. If there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

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

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure of $250,000 or greater and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking-personal loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 6.4% of the total loan portfolio, as of March 31, 2014. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	March 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$2,557	$477	$120,886	$123,920
Pass	832,100	606,395	310,366	1,748,861
Special mention	25,805	—	1,189	26,994
Substandard	19,370	3,498	303	23,171
Doubtful	7,545	—	—	7,545
Total loans	$887,377	$610,370	$432,744	$1,930,491

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total Loans
Non-rated	$1,666	$479	$128,211	$130,356
Pass	820,696	572,027	275,505	1,668,228
Special mention	28,031	—	1,207	29,238
Substandard	21,454	3,498	408	25,360
Doubtful	7,593	—	—	7,593
Total loans	$879,440	$576,004	$405,331	$1,860,775

Changes in the allowance for loan losses are as follows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$13,012	$5,293	$691	$18,996
Provision for loan losses	1,814	(1,233)	27	608
Charge-offs	(852)	—	—	(852)
Recoveries	—	—	—	—
Balance, end of period	$13,974	$4,060	$718	$18,752

	Three Months Ended March 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Balance, beginning of period	$11,319	$5,252	$1,303	$17,874
Provision for loan losses	1,493	691	(52)	2,132
Charge-offs	(526)	(1,936)	—	(2,462)
Recoveries	14	22	—	36
Balance, end of period	$12,300	$4,029	$1,251	$17,580

Charge-offs of $852,000 for the three months ended March 31, 2014, represent one C&I loan and there were no recoveries. Charge-offs of $2.5 million for the three months ended March 31, 2013, included one C&I loan and one CRE loan, which were partially offset by recoveries on two C&I loans and one CRE loan of $36,000.

The following tables present the age analysis of past due loans segregated by class of loan:

	March 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$6,891	$781	$3,661	$11,333	$876,044	$887,377
Commercial real estate	—	—	3,498	3,498	606,872	610,370
Private banking-personal	295	—	109	404	432,340	432,744
Total loans	$7,186	$781	$7,268	$15,235	$1,915,256	$1,930,491

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$2,166	$—	$4,384	$6,550	$872,890	$879,440
Commercial real estate	—	—	3,498	3,498	572,506	576,004
Private banking-personal	520	—	108	628	404,703	405,331
Total loans	$2,686	$—	$7,990	$10,676	$1,850,099	$1,860,775

Non-Performing and Impaired Loans

Management monitors the delinquency status of the loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

Management determines loans to be impaired when, based upon current information and events, it is probable that the loan will not be repaid according to the original contractual terms of the loan agreement, including both principal and interest, or if a loan is designated as a troubled debt restructuring. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy on evaluating loans for impairment and interest income.

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Three Months Ended March 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$24,737	$33,051	$6,780	$17,198	$—
Commercial real estate	—	—	—	—	—
Private banking-personal	—	—	—	—	—
Total with a related allowance recorded	24,737	33,051	6,780	17,198	—
Without a related allowance recorded:
Commercial and industrial	1,044	2,263	—	1,047	7
Commercial real estate	3,498	9,705	—	3,498	—
Private banking-personal	303	295	—	304	—
Total without a related allowance recorded	4,845	12,263	—	4,849	7
Total:
Commercial and industrial	25,781	35,314	6,780	18,245	7
Commercial real estate	3,498	9,705	—	3,498	—
Private banking-personal	303	295	—	304	—
Total	$29,582	$45,314	$6,780	$22,047	$7

	As of and for the Twelve Months Ended December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$15,971	$23,995	$5,472	$14,135	$—
Commercial real estate	—	—	—	—	—
Private banking-personal	—	—	—	—	—
Total with a related allowance recorded	15,971	23,995	5,472	14,135	—
Without a related allowance recorded:
Commercial and industrial	1,046	2,264	—	1,473	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking-personal	305	295	—	25	—
Total without a related allowance recorded	4,849	12,264	—	5,668	6
Total:
Commercial and industrial	17,017	26,259	5,472	15,608	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking-personal	305	295	—	25	—
Total	$20,820	$36,259	$5,472	$19,803	$6

Impaired loans as of March 31, 2014 and December 31, 2013, were $29.6 million and $20.8 million, respectively. There was no interest income recognized on these loans for the three months ended March 31, 2014, and the twelve months ended December 31, 2013, while these loans were on non-accrual status. As of March 31, 2014 and December 31, 2013, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses, based on a discounted cash flow method, for non-collateral dependent loans. Based on those evaluations, as of March 31, 2014, there was a specific reserve established totaling $6.8 million, which is included in the $18.8 million allowance for loan losses. Also included in impaired loans are two C&I loans, two CRE loans and two private banking-personal loans with a combined balance of $4.8 million as of March 31, 2014, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

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

The following tables present the allowance for loan losses and recorded investment in loans by class:

	March 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Allowance for loan losses:
Individually evaluated for impairment	$6,780	$—	$—	$6,780
Collectively evaluated for impairment	7,194	4,060	718	11,972
Total allowance for loan losses	$13,974	$4,060	$718	$18,752
Portfolio loans:
Individually evaluated for impairment	$25,781	$3,498	$303	$29,582
Collectively evaluated for impairment	861,596	606,872	432,441	1,900,909
Total portfolio loans	$887,377	$610,370	$432,744	$1,930,491

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking-Personal	Total
Allowance for loan losses:
Individually evaluated for impairment	$5,472	$—	$—	$5,472
Collectively evaluated for impairment	7,540	5,293	691	13,524
Total allowance for loan losses	$13,012	$5,293	$691	$18,996
Portfolio loans:
Individually evaluated for impairment	$17,017	$3,498	$305	$20,820
Collectively evaluated for impairment	862,423	572,506	405,026	1,839,955
Total portfolio loans	$879,440	$576,004	$405,331	$1,860,775

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$567	$527
Non-accrual	10,475	13,021
Total troubled debt restructurings	$11,042	$13,548

Of the non-accrual loans as of March 31, 2014, three C&I loans, one CRE loan and one private banking-personal loan were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDRs as of March 31, 2014. The aggregate recorded investment of these loans was $11.0 million. There were no unused commitments on non-accrual TDRs as of March 31, 2014, and there was $91,000 of unused commitments on the one accruing TDR.

Of the non-accrual loans as of December 31, 2013, four C&I loans, one CRE loan and one private banking-personal loan were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2013. The aggregate net carrying value of these loans is $13.5 million. There was $820,000 of unused commitments on these loans as of December 31, 2013, of which $149,000 was related to an accruing TDR.

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. We generally do not forgive principal when restructuring loans. There were no payment defaults, during the three months ended March 31, 2014 and 2013, for loans modified as TDRs within twelve months of the corresponding balance sheet dates. There were no modifications made during the three months ended March 31, 2014.

The financial effects of our modifications made during the three months ended March 31, 2013, are as follows:

	Three Months Ended March 31, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Advance additional funds	1	$—	$512	$—	$—
Total	1	$—	$512	$—	$—

Other Real Estate Owned

As of March 31, 2014 and December 31, 2013, the balance of the Other Real Estate Owned portfolio was $1.4 million and $1.4 million, respectively.

[6] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $34.9 million was recorded during the three months ended March 31, 2014, for the Chartwell acquisition. Refer to Note 2, Business Combinations, for further details on this acquisition.

The following table presents the change in goodwill as of the dates presented:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Balance at beginning of period	$—	$—
Additions	34,895	—
Balance at end of period	$34,895	$—

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets as of the dates presented:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Gross carrying amount at beginning of period	$—	$—
Additions	19,510	—
Accumulated amortization	(130)	—
Balance at end of period	$19,380	$—

The following table presents the ending balance of intangible assets as of the date presented and original, estimated useful life by class:

(Dollars in thousands)	March 31, 2014	Estimated Useful Life (months)
Trade name	$1,185	240
Client Relationships:
Sub-advisory client list	11,131	162
Separate managed accounts client list	1,086	120
Other institutional client list	5,905	132
Non-compete agreements	73	48
Total intangible assets	$19,380

Amortization expense on finite-lived intangible assets totaled $130,000 and $0 for the three months ended March 31, 2014, and 2013. The following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following March 31, 2014:

(Dollars in thousands)	Amount
March 31,
2015	$1,558
2016	1,558
2017	1,558
2018	1,557
2019	1,540
Total	$7,771

[7] DEPOSITS

	Interest Rate as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	March 31, 2014	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$132,773	$129,624
Interest-bearing checking accounts	0.00 to 0.45%	0.12%	0.06%	105,170	6,335
Money market deposit accounts	0.05 to 0.85%	0.38%	0.37%	1,040,165	952,631
Total demand and savings accounts				1,278,108	1,088,590
Time deposits	0.05 to 5.21%	0.67%	0.71%	914,855	873,115
Total deposit balance				$2,192,963	$1,961,705
Average rate paid on interest-bearing accounts		0.50%	0.53%

As of March 31, 2014 and December 31, 2013, the Bank had total brokered deposits of $823.0 million and $777.4 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $421.5 million and $423.2 million as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $427.6 million and $398.3 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
12 months or less	$777,403	$693,574
12 months to 24 months	135,098	174,692
24 months to 36 months	2,354	4,849
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$914,855	$873,115

Interest expense on deposits is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Interest-bearing checking accounts	$6	$1
Money market deposit accounts	880	979
Time deposits	1,539	2,054
Total interest expense on deposits	$2,425	$3,034

[8] BORROWINGS

As of March 31, 2014 and December 31, 2013, borrowings were comprised of the following:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowing	0.42%	$20,000	9/25/2014	0.42%	$20,000	9/25/2014
Total		$20,000			$20,000

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of March 31, 2014, the full amount of these established lines were available to the Bank.

The Bank has borrowing capacity with the FHLB. The borrowing capacity is based on the collateral value of certain securities and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of March 31, 2014, the Bank’s borrowing capacity is based on the information provided in the December 31, 2013, QCR filing. As of March 31, 2014, the Bank had securities collateral with a fair value of $9.9 million, combined with pledged loans of $559.3 million, for a total borrowing capacity of $380.3 million, net of $20.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2013, there was $20.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

[9] REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2014, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$265,217	11.74%	N/A	N/A	N/A	N/A
Bank	$252,284	11.20%	$180,149	8.00%	$225,186	10.00%
Tier 1 risk-based capital ratio
Company	$245,989	10.89%	N/A	N/A	N/A	N/A
Bank	$233,056	10.35%	$90,074	4.00%	$135,112	6.00%
Tier 1 leverage ratio
Company	$245,989	10.61%	N/A	N/A	N/A	N/A
Bank	$233,056	10.06%	$92,670	4.00%	$115,837	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	N/A	N/A	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	N/A	N/A	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	N/A	N/A	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

As part of its operating and financial strategies, the Company has not paid dividends to its holders of its common shares since its inception in 2007 and it does not anticipate paying cash dividends to its holders of its common shares in the foreseeable future.

[10] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2014, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. The Company’s contribution expense was $125,000 and $108,000 for the three months ended March 31, 2014 and 2013, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three months ended March 31, 2014, the Company recorded expense related to SERP of $141,000 utilizing a discount rate of 3.56% and the recorded liability related to the SERP plan was $778,000 as of March 31, 2014.

[11] ISSUANCE OF STOCK

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

The tables below show the changes in the common and preferred shares during the periods indicated.

	Number of Common Shares Outstanding	Number of Preferred Shares Outstanding (Series C)
Balance, December 31, 2012	17,444,730	48,780
Issuance of common stock	—	—
Conversion of preferred stock to common stock	—	—
Exercise of stock options	—	—
Balance, March 31, 2013	17,444,730	48,780

Balance, December 31, 2013	28,690,279	—
Issuance of common stock	—	—
Conversion of preferred stock to common stock	—	—
Exercise of stock options	—	—
Balance, March 31, 2014	28,690,279	—

[12] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013

Net income available to common shareholders	$4,616	$2,855
Less: earnings allocated to participating stock	—	624
Net income available to common shareholders, after required adjustments for the calculation of basic EPS	$4,616	$2,231

Basic shares	28,690,279	17,436,952
Preferred shares - dilutive	—	4,878,049
Unvested restricted shares - dilutive	—	7,778
Stock options - dilutive	453,188	218,362
Diluted shares	29,143,467	22,541,141

Earnings per common share:
Basic	$0.16	$0.13
Diluted	$0.16	$0.13

	Three Months Ended March 31,
	2014	2013
Anti-dilutive shares (1)	61,500	435,500

(1)	Includes stock options not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[13] DERIVATIVES AND HEDGING ACTIVITY

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE BALANCE SHEET
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2014 and December 31, 2013:

	Asset Derivatives		Liability Derivatives
	as of March 31, 2014		as of March 31, 2014
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$657
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,302	Other liabilities	$3,508

	Asset Derivatives		Liability Derivatives
	as of December 31, 2013		as of December 31, 2013
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$736
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,417	Other liabilities	$3,515

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2014, the Company had seven interest rate swaps, with a notional amount of $7.9 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk is considered insignificant for three months ended March 31, 2014 and 2013. There were no counterparty default losses on derivatives for the three months ended March 31, 2014 and 2013.

For derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. Two of the Company’s seven interest rate swaps are designated as fair value hedges applying the “shortcut” method. As such, the gain or loss on these two derivatives exactly offsets the loss or gain on the hedged items, resulting in zero net earnings impact. The remaining five hedges have been designated as fair value hedges applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2014, the Company recognized gains of $3,000 in non-interest income related to hedge ineffectiveness. The Company also recognized a decrease to interest income of $83,000 for the three months ended March 31, 2014, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2014, the Company had 80 derivative transactions with an aggregate notional amount of $278.5 million related to this program. During the three months ended March 31, 2014, the Company recognized a net loss of $105,000 related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS ON THE INCOME STATEMENT
The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the periods presented:

		Three Months Ended March 31,
(Dollars in thousands)		2014	2013
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(83)	$(118)
	Non-interest income (expense)	3	(8)
Total		$(80)	$(126)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$(105)	$(9)
Total		$(105)	$(9)

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

As of March 31, 2014, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $3.6 million. As of March 31, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $3.7 million. If the Company had breached any of these provisions as of March 31, 2014, it could have been required to settle its obligations under the agreements at their termination value.

[14] DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$56,349	$—	$56,349
Trust preferred securities	—	16,576	—	16,576
Agency collateralized mortgage obligations	—	63,142	—	63,142
Agency mortgage-backed securities	—	35,367	—	35,367
Agency debentures	—	4,613	—	4,613
Interest rate swaps	—	3,302	—	3,302
Total financial assets	—	179,349	—	179,349

Financial liabilities:
Interest rate swaps	—	4,165	—	4,165
Total financial liabilities	$—	$4,165	$—	$4,165

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$56,388	$—	$56,388
Trust preferred securities	—	15,624	—	15,624
Non-agency mortgage-backed securities	—	7,694	—	7,694
Agency collateralized mortgage obligations	—	81,951	—	81,951
Agency mortgage-backed securities	—	36,311	—	36,311
Agency debentures	—	4,613	—	4,613
Interest rate swaps	—	3,417	—	3,417
Total financial assets	—	205,998	—	205,998

Financial liabilities:
Interest rate swaps	—	4,251	—	4,251
Total financial liabilities	$—	$4,251	$—	$4,251

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs. The valuation for debt securities are classified as either Level 1 or Level 2. U.S. Treasury Notes are classified as Level 1 because these securities are in actively traded markets. Investment securities within Level 2 include corporate bonds, single-issuer trust preferred securities, municipal bonds, non-agency mortgage-backed securities, collateralized mortgage obligations and mortgage-backed securities issued by U.S. government agencies and U.S. government agency debentures.

INTEREST RATE SWAPS
The fair value is estimated using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified as Level 2. These fair value estimations include primarily market observable inputs such as the forward LIBOR swap curve.

NON-RECURRING FAIR VALUE MEASUREMENTS

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$22,802	$22,802
Other real estate owned	—	—	1,413	1,413
Total assets	$—	$—	$24,215	$24,215

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$15,348	$15,348
Other real estate owned	—	—	1,413	1,413
Total assets	$—	$—	$16,761	$16,761

As of March 31, 2014, the Company recorded $6.8 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $6.9 million, and as a result of adjusting the value based upon the discounted cash flow to $15.9 million as of March 31, 2014.

As of December 31, 2013, the Company recorded $5.5 million of specific reserves to allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $8.2 million, and as a result of adjusting the value based upon the discounted cash flow to $7.1 million as of December 31, 2013.

The Company obtains updated appraisals for collateral dependent impaired loans on an annual basis, unless circumstances require a more frequent appraisal.

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is designated as a troubled debt restructuring. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and which may cause us to believe our recovered value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans for which it has established specific reserves as part of the allocated allowance component of the allowance for loan losses.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average
Loans measured for impairment	$6,884	(2)	Appraisal value	Discount due to salability conditions	11%

Loans measured for impairment	$15,918	(3)	Discounted cash flow	Lack of market data	12%

Other real estate owned	$1,413		Appraisal value	Discount due to salability conditions	18%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $6.9 million are net of specific reserve of $1.7 million.

(3)	Loans measured for impairment based on discounted cash flow of $15.9 million are net of specific reserve of $5.1 million.

	December 31, 2013
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average
Loans measured for impairment	$8,246	(2)	Appraisal value	Discount due to salability conditions	10%

Loans measured for impairment	$7,102	(3)	Discounted cash flow	Lack of market data	14%

Other real estate owned	$1,413		Appraisal value	Discount due to salability conditions	18%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $8.2 million are net of specific reserve of $2.8 million.

(3)	Loans measured for impairment based on discounted cash flow of $7.1 million are net of specific reserve of $2.7 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$291,449	$291,449	$146,558	$146,558
Investment securities available-for-sale	2	176,047	176,047	202,581	202,581
Investment securities held-to-maturity	2	25,233	25,045	25,263	24,457
Loans held-for-investment, net	3	1,911,739	1,911,371	1,841,779	1,860,693
Accrued interest receivable	2	6,036	6,036	6,180	6,180
Investment management fees receivable	2	6,735	6,735	—	—
Federal Home Loan Bank stock	2	2,336	2,336	2,336	2,336
Bank owned life insurance	2	42,196	42,196	41,882	41,882
Interest rate swaps	2	3,302	3,302	3,417	3,417
Other real estate owned	3	1,413	1,413	1,413	1,413

Financial liabilities:
Deposits	2	$2,192,963	$2,194,493	$1,961,705	$1,963,611
Borrowings	2	20,000	20,010	20,000	20,008
Interest rate swaps	2	4,165	4,165	4,251	4,251

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2014 and December 31, 2013:

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

ACCRUED INTEREST RECEIVABLE
The carrying amount approximates fair value.

INVESTMENT MANAGEMENT FEES RECEIVABLE
The carrying amount approximates fair value.

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

[15] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended March 31,
	2014	2013
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(1,744)	$1,671
Increase (decrease) in unrealized holding gains (losses)	1,273	(149)
Gains reclassified from other comprehensive income (loss) (1)	(651)	(504)
Net other comprehensive income (loss)	622	(653)
Balance, end of period	$(1,122)	$1,018

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $1.0 million and $784,000, net of income tax expense of $363,000 and $280,000 for the three months ended March 31, 2014 and 2013, respectively.

[16] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[17] SEGMENTS

Since the acquisition of Chartwell Investment Partners, LP on March 5, 2014, the Company now operates two reportable segments: Bank and Investment Management.

•
The Bank segment provides commercial banking and private banking services to middle-market businesses and high-net-worth individuals through the TriState Capital Bank subsidiary. The Bank segment also includes general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments which are necessary for purposes of reconciliation to the consolidated amounts.

•	The Investment Management segment provides advisory and sub-advisory investment management services to primarily institutional plan sponsors through the Chartwell Investment Partners, Inc. subsidiary.

The following tables provide financial information for the two segments of the Company as of and for the periods indicated.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Assets:	(unaudited)
Bank	$2,477,992	$2,290,509
Investment management	63,703	—
Total assets	$2,541,695	$2,290,509

	Three Months Ended March 31, 2014
(Dollars in thousands)	Bank	Investment Management (1)	Consolidated
Income statement data:	(unaudited)
Interest income	$18,308	$—	$18,308
Interest expense	2,446	—	2,446
Net interest income	15,862	—	15,862
Provision for loan losses	608	—	608
Net interest income after provision for loan losses	15,254	—	15,254
Non-interest income:
Investment management fees	—	2,454	2,454
Net gain on sale of investment securities available-for-sale	1,014	—	1,014
Other non-interest income	1,012	—	1,012
Total non-interest income	2,026	2,454	4,480
Non-interest expense:
Intangible amortization expense	—	130	130
Other non-interest expense	10,863	1,799	12,662
Non-interest expense	10,863	1,929	12,792
Income before tax	6,417	525	6,942
Income tax expense	2,105	221	2,326
Net income	$4,312	$304	$4,616

(1)	The Investment Management segment activity began on March 5, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three months ended March 31, 2014. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Deterioration of our asset quality;

•	Our ability to prudently manage our growth and execute our strategy;

•	Changes in the value of collateral securing our loans;

•	Business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	Changes in management personnel;

•	Our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	Operational risks associated with our business;

•	Volatility and direction of market interest rates;

•	Increased competition in the financial services industry, particularly from regional and national institutions;

•	Changes in the laws, rules, regulations, interpretations or policies relating to financial institution, accounting, tax, trade, monetary and fiscal matters;

•	Further government intervention in the U.S. financial system;

•	Natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	Other factors that are discussed in the section entitled “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC on March 3, 2014, which is accessible at www.sec.gov.

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

General

We are a bank holding company that now operates through two reporting segments: Bank and Investment Management. The Bank segment generates most of its revenue from interest on loans and investments, loan related fees and deposit-related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. The Investment Management segment originated through the acquisition of Chartwell Investment Partners, LP which was consummated on March 5, 2014. The Investment Management segment generates most of its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our pre-tax, pre-provision net revenue; net interest margin; ratio of allowance for loan losses to total loans; assets under management; return on average assets; return on average equity and the efficiency ratio of the Bank segment, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. (the "Company") is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has two wholly owned subsidiaries: TriState Capital Bank (the "Bank"), a Pennsylvania chartered bank, and Chartwell Investment Partners, Inc. ("Chartwell"), a registered investment advisory company. Through our bank subsidiary we serve middle market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment advisory subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis.

For the three months ended March 31, 2014, our net income was $4.6 million compared to $2.9 million for the same period in 2013, an increase of $1.8 million, or 61.7%, primarily due to the impact of (1) a $1.5 million, or 10.6%, increase in our net interest income, (2) a decrease in provision for loan losses of $1.5 million and (3) an increase in non-interest income of $2.7 million largely related to investment management fees, partially offset by (4) an increase of $3.2 million in our non-interest expense largely related to the addition of Chartwell and overall cost increases and (5) a $809,000 increase in income taxes.

Our diluted EPS was $0.16 for the three months ended March 31, 2014, compared to $0.13 for the same period in 2013. The increase is a result of an increase of $1.8 million, or 61.7%, in our net income available to common shareholders partially offset by the dilutive impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering (net proceeds of $66.0 million).

Our annualized return on average assets was 0.80% for the three months ended March 31, 2014, as compared to 0.56% for the same period in 2013. Our annualized return on average equity was 6.29%, for the three months ended March 31, 2014, respectively, as compared to 5.26% for the same period in 2013. The increase in both ratios is the result of improvement in our net income from the prior period as noted above.

Our annualized net interest margin was 2.86% for both the three months ended March 31, 2014 and 2013. This level is primarily due to the impact of the continued low interest rate environment coupled with competition for quality commercial and private banking loans. Historically, we have mitigated the pressure on our net interest margin in part by managing the rates paid on our deposits and improving the mix of our deposit portfolio toward lower rate deposits. A continued low interest rate environment may limit our ability to reduce rates on our deposits faster than our loan yields decline, without sacrificing loan or deposit growth, deposit source composition or competitive positioning.

For the three months ended March 31, 2014, the Bank's efficiency ratio was 64.11% (adjusted for non-recurring acquisition costs) as compared to 62.73% for the same period in 2013, primarily as a result of our non-interest expense growing faster than our total revenue. The increase in the Bank's total revenue of 9.9% was driven by growth in our loan income, as well as a decrease in the cost of funds for the three months ended March 31, 2014 compared to the same period in 2013. The increase in the Bank's non-interest expense of 12.4% (adjusted for non-recurring acquisition costs) was driven by an overall annual increase in costs. Our non-interest expense to average assets for the three months ended March 31, 2014, was 2.22% compared to 1.87% for the same period in 2013.

For the three months ended March 31, 2014, total revenue increased $4.0 million, or 25.9%, to $19.3 million from $15.3 million for the same period in 2013, driven by investment management fees and growth in our loan income, as well as a decrease in the cost of funds.

Pre-tax, pre-provision net revenue increase $816,000, or 14.3%, to $6.5 million for the three months ended March 31, 2014, from $5.7 million for the same period in 2013, primarily resulting from growth of $4.0 million, or 25.9%, in total revenue, partially offset by an increase of $3.2 million, or 32.9%, in non-interest expense.

Total assets of $2.5 billion as of March 31, 2014, increased $251.2 million, or 44.5% on an annualized basis, from December 31, 2013. Total loans grew by $69.7 million to $1.9 billion as of March 31, 2014, an annualized increase of 15.2% from December 31, 2013, as a result of growth in our three loan portfolios; commercial and industrial, commercial real estate and private banking-personal loans. Total deposits increased $231.3 million, or 47.8% on an annualized basis, to $2.2 billion as of March 31, 2014, from $2.0 billion, as of December 31, 2013.

Non-performing assets to total assets increased to 1.20% as of March 31, 2014, from 0.95% as of December 31, 2013 due to the addition of two non-performing loans in the first quarter of 2014. Annualized net charge-offs to average loans for the three months ended March 31, 2014, was 0.19%, as compared to 0.60% for the same period in 2013.

The allowance for loan losses to total loans decreased to 0.97% as of March 31, 2014, from 1.02% as of December 31, 2013. The allowance for loan losses to non-performing loans decreased to 64.63% as of March 31, 2014, from 93.61% as of December 31, 2013 due to the addition of two non-performing loans in the first quarter of 2014. The provision for loan losses was $608,000 for the three months ended March 31, 2014, compared to $2.1 million for the same period in 2013.

Our book value per common share increased $0.18 or 1.8%, to $10.43 as of March 31, 2014, from $10.25 as of December 31, 2013 as a result of our net income. Our tangible equity to tangible assets ratio decreased to 9.85% as of March 31, 2014, from 12.83% as of December 31, 2013, primarily the result of the goodwill and other intangible assets acquired with the Chartwell acquisition.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “total revenue,” “pre-tax, pre-provision net revenue,” “efficiency ratio,” “tangible equity,” and “tangible equity to tangible assets.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

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

“Efficiency ratio” is defined as non-interest expense divided by our total revenue. “Efficiency ratio, as adjusted” is defined as non-interest expense excluding non-recurring expenses associated with the Chartwell acquisition and intangible amortization expense, where applicable, divided by our total revenue. We believe this measure, particularly at the Bank, allows management and investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

(Dollars in thousands, except share and per share data)	March 31, 2014	December 31, 2013
Tangible equity to tangible assets:
Total shareholders' equity	$299,382	$293,945
Less: intangible assets	54,275	—
Tangible equity	$245,107	$293,945
Total assets	$2,541,695	$2,290,509
Less: intangible assets	54,275	—
Tangible assets	$2,487,420	$2,290,509
Tangible equity to tangible assets	9.85%	12.83%

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Pre-tax, pre-provision net revenue:
Net interest income before provision for loan losses	$15,862	$14,344
Total non-interest income	4,480	1,788
Less: net gain on the sale of investment securities available-for-sale	1,014	784
Total revenue	19,328	15,348
Less: total non-interest expense	12,792	9,628
Pre-tax, pre-provision net revenue	$6,536	$5,720

Efficiency ratio:
Total non-interest expense (numerator)	$12,792	$9,628
Total revenue (denominator)	$19,328	$15,348
Efficiency ratio	66.18%	62.73%

Efficiency ratio, as adjusted:
Less: non-recurring expenses	$45	$—
Less: intangible amortization expenses	130	—
Total non-interest expense, as adjusted (numerator)	$12,617	$9,628
Total revenue (denominator)	$19,328	$15,348
Efficiency ratio, as adjusted	65.28%	62.73%

BANK SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Bank pre-tax, pre-provision net revenue:
Net interest income before provision for loan losses	$15,862	$14,344
Total non-interest income	2,026	1,788
Less: net gain on the sale of investment securities available-for-sale	1,014	784
Total revenue	16,874	15,348
Less: total non-interest expense	10,863	9,628
Pre-tax, pre-provision net revenue	$6,011	$5,720

Bank efficiency ratio:
Total non-interest expense (numerator)	$10,863	$9,628
Total revenue (denominator)	$16,874	$15,348
Efficiency ratio	64.38%	62.73%

Bank efficiency ratio, as adjusted:
Less: non-recurring expenses	$45	$—
Total non-interest expense, as adjusted (numerator)	$10,818	$9,628
Total revenue (denominator)	$16,874	$15,348
Efficiency ratio, as adjusted	64.11%	62.73%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 82.1% and 93.5% of total revenue for the three months ended March 31, 2014 and 2013, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Interest income	$18,308	$17,399
Fully taxable equivalent adjustment	58	51
Interest income adjusted	18,366	17,450
Interest expense	2,446	3,055
Net interest income adjusted	$15,920	$14,395

Yield on earning assets	3.30%	3.47%
Cost of interest-bearing liabilities	0.52%	0.70%
Net interest spread	2.78%	2.77%
Net interest margin (1)	2.86%	2.86%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended March 31, 2014 and 2013. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a tax equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$181,784	$150	0.33%	$177,844	$150	0.34%
Federal funds sold	7,567	1	0.05%	10,704	4	0.15%
Investment securities available-for-sale	187,882	664	1.43%	203,672	936	1.86%
Investment securities held-to-maturity	25,253	217	3.48%	—	—	—%
Investment securities trading	—	—	—%	2,140	11	2.08%
Total loans	1,857,570	17,334	3.78%	1,644,340	16,349	4.03%
Total interest-earning assets	2,260,056	18,366	3.30%	2,038,700	17,450	3.47%
Other assets	73,251			44,291
Total assets	$2,333,307			$2,082,991

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$24,106	$6	0.10%	$5,295	$1	0.08%
Money market deposit accounts	961,955	880	0.37%	902,495	979	0.44%
Time deposits (excluding CDARS®)	466,372	986	0.86%	483,890	1,308	1.10%
CDARS® time deposits	420,170	553	0.53%	353,886	746	0.85%
Borrowings	20,222	21	0.42%	20,000	21	0.43%
Total interest-bearing liabilities	1,892,825	2,446	0.52%	1,765,566	3,055	0.70%
Noninterest-bearing deposits	125,772			81,346
Other liabilities	16,924			15,898
Shareholders' equity	297,786			220,181
Total liabilities and shareholders' equity	$2,333,307			$2,082,991

Net interest income		$15,920			$14,395
Net interest spread			2.78%			2.77%
Net interest margin (1)			2.86%			2.86%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended March 31, 2014 and 2013. Net interest income, calculated on a fully taxable equivalent basis, increased $1.5 million or 10.6%, to $15.9 million for the three months ended March 31, 2014, from $14.4 million for the same period in 2013. The increase in net interest income for the three months ended March 31, 2014, was primarily attributable to a $221.4 million, or 10.9%, increase in average interest-earning assets, while net interest margin remained flat at 2.86%. The increase in net interest income reflects an increase of $916,000, or 5.2%, in interest income, coupled with a decrease of $609,000, or 19.9%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $213.2 million, or 13.0%, which is our highest yielding earning asset and the Bank's core business, as well as an increase of $25.3 million in average investment securities held-to-maturity, partially offset by a decrease of $15.8 million, or 7.8%, in average investment securities available-for-sale, and a decrease of 25 basis points in yield on our loans. The declining yield on our loan portfolio was reflective of the low interest rate environment, coupled with market pressure from competition for higher quality loans. The overall yield on interest-earning assets declined 17 basis points to 3.30% for the three months ended March 31, 2014, as compared to 3.47% for the same period in 2013, primarily as a result of the lower yield on loans.

Interest expense on interest-bearing liabilities of $2.4 million, for the three months ended March 31, 2014, decreased $609,000 or 19.9% from the same period in 2013 as a result of a decrease of 18 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2013, partially offset by an increase of $127.3 million or 7.2% in average interest-bearing liabilities for the three months ended March 31, 2014, for the same period. The decrease in average rate paid was reflective of decreases in rates paid in the three largest interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $59.5 million, or 6.6%, in average money market deposit accounts and an increase of $66.3 million, or 18.7%, in average CDARS® time deposits, partially offset by a decrease in average time deposits (excluding CDARS®) of $17.5 million, or 3.6%.

The following tables analyze the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended March 31, 2014 and 2013. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2014 over 2013
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(3)	$3	$—
Federal funds sold	(2)	(1)	(3)
Investment securities available-for-sale	(204)	(68)	(272)
Investment securities held-to-maturity	109	108	217
Investment securities trading	(5)	(6)	(11)
Total loans	(1,047)	2,032	985
Total increase (decrease) in interest income	(1,152)	2,068	916

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	—	5	5
Money market deposit accounts	(161)	62	(99)
Time deposits (excluding CDARS®)	(276)	(46)	(322)
CDARS® time deposits	(315)	122	(193)
Borrowings	—	—	—
Total increase (decrease) in interest expense	(752)	143	(609)

Total increase (decrease) in net interest income	$(400)	$1,925	$1,525

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

Provision for Loan Losses for the Three Months Ended March 31, 2014 and 2013. We recorded a $608,000 and $2.1 million provision for loan losses for the three months ended March 31, 2014 and 2013, respectively. The provision for the three months ended March 31, 2014, was the result of an increase in specific reserves on three commercial and industrial loans (of which one was subsequently charged-off) partially offset by a decrease in specific reserves on one commercial and industrial loan which paid off and a decrease in the general reserve of the commercial real estate portfolio. The provision for loan losses for the three months ended March 31, 2013 was largely driven by the deterioration and charge-offs of individual credits totaling $2.5 million for the three months ended March 31, 2013, on one commercial and industrial loan and one commercial real estate loan. There were no charge-offs for the private banking-personal portfolio for the three months ended March 31, 2014 and 2013.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees for Chartwell and for the Bank certain fees generated from loan and deposit relationships with our customers, coupled with income generated from swap transactions entered into as a direct result of transactions with our customers. In addition, from time to time as opportunities arise, we sell portions of our investment securities portfolio. Gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses are impacted by a number of factors, including the nature of the security sold, the purpose of the sale, the interest rate environment and other market conditions.

The following table presents the components of our non-interest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		2014 Change from 2013
(Dollars in thousands)	2014	2013	Amount	Percent
Investment management fees	$2,454	$—	$2,454	—%
Service charges	130	113	17	15.0%
Net gain on the sale of investment securities available-for-sale	1,014	784	230	29.3%
Swap fees	154	54	100	185.2%
Commitment and other fees	494	541	(47)	(8.7)%
Other income (1)	234	296	(62)	(20.9)%
Total non-interest income	$4,480	$1,788	$2,692	150.6%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets, trading income and other general operating income.

Non-Interest Income for the Three Months Ended March 31, 2014 and 2013. Our non-interest income was $4.5 million for the three months ended March 31, 2014, an increase of $2.7 million, or 150.6%, from $1.8 million for the same period in 2013, primarily related to increases in investment management fees, swap fees and net gain on sale of investment securities available-for-sale partially offset by decreases in commitment and other fees and other income.

•
Investment management fees were $2.5 million for the three months ended March 31, 2014, which represents one month of revenue for Chartwell, based on assets under management of $8.0 billion at March 31, 2014.

•	Net gain on the sale of investment securities available-for-sale was $1.0 million for the three months ended March 31, 2014, compared to $784,000 for the same period in 2013.

•
Swap fees for the three months ended March 31, 2014, represented an increase of $100,000 compared to the same period in 2013, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

•	Commitment and other fees for the three months ended March 31, 2014, decreased $47,000, compared to the same period in 2013, driven by fluctuations in fees related to loans and loan commitments.

•
Other income for the three months ended March 31, 2014, decreased $62,000, compared to the same period in 2013, primarily due to $112,000 lower income resulting from a decrease in the values of our swaps and $124,000 lower trading income on our trading investment securities partially offset by $158,000 higher income from BOLI as a result of an increase in our investment.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended March 31, 2014 and for the Bank segment for the three months ended March 31, 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31,
		Investment			Bank Segment 2014 Change from 2013
(Dollars in thousands)	Bank	Management	Consolidated	2013	Amount	Percent
Compensation and employee benefits	$6,746	$1,492	$8,238	$6,276	$470	7.5%
Premises and occupancy costs	844	61	905	780	64	8.2%
Professional fees	885	15	900	703	182	25.9%
FDIC insurance expense	408	—	408	365	43	11.8%
General insurance expense	241	12	253	137	104	75.9%
State capital shares tax	314	—	314	320	(6)	(1.9)%
Travel and entertainment expense	357	78	435	285	72	25.3%
Data processing expense	223	—	223	177	46	26.0%
Amortization expense	—	130	130	—	—	—%
Other operating expenses (1)	845	141	986	585	260	44.4%
Total non-interest expense	$10,863	$1,929	$12,792	$9,628	$1,235	12.8%

Full-time equivalent employees (2)	125	47	172	121	4	3.3%

(1)
Other operating expenses includes such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Three Months Ended March 31, 2014 and 2013. Our non-interest expense for the three months ended March 31, 2014, increased $3.2 million, or 32.9%, as compared to the same period in 2013, of which $1.2 million relates to the increase in expenses of the Bank segment and $1.9 million relates to the Investment Management segment, which commenced activity on March 5, 2014. The changes in the Bank segment's expenses are described below.

Bank Segment:

•
Compensation and employee benefits for the three months ended March 31, 2014, increased by $470,000, compared to the same period in 2013. The increase was primarily due to an increase in the number of full-time equivalent employees and the overall increased wage and benefits costs of our existing employees.

•
Premises and occupancy costs for the three months ended March 31, 2014, increased by $64,000, compared to the same period in 2013, primarily as a result of higher depreciation and information technology expenses.

•
Professional fees expense increased $182,000 for the three months ended March 31, 2014, as compared to the same period in 2013 largely due to higher legal, accounting and auditing expenses related to being a newly publicly traded company.

•
General insurance expense increased $104,000 for the three months ended March 31, 2014, as compared to the same period in 2013 largely related to increased premiums from being a publicly traded company.

•
Travel and entertainment expenses for the three months ended March 31, 2014, increased by $72,000, compared to the same period in 2013 due to an increase in the number of relationship managers from the prior period.

•
Other operating expenses for the three months ended March 31, 2014, increased by $260,000, compared to the same period in 2013, primarily as a result of an increase of $73,000 in investor relations related to being a publicly traded company and $184,000 of higher company meeting expenses due to timing.

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

Income Taxes for the Three Months Ended March 31, 2014 and 2013. For the three months ended March 31, 2014, we recognized income tax expense of $2.3 million or 33.5% of income before tax, as compared to income tax expense of $1.5 million, or 34.7%, of income before tax, for the same period in 2013. Our effective tax rate for the three months ended March 31, 2014, was impacted by tax exempt interest income and investment tax credits earned which were partially offset by a higher estimated income tax rate related to the Investment Management segment. Our effective tax rate for the three months ended March 31, 2013, was reduced from our statutory rate of 35% primarily by the impact of tax exempt interest income.

Financial Condition

Our total assets as of March 31, 2014, totaled $2.5 billion which was an increase of $251.2 million or 44.5% on an annualized basis, from December 31, 2013, as growth in our earning assets, which was driven primarily by growth in our loan portfolio and cash and cash equivalents. As of March 31, 2014, our loan portfolio increased $69.7 million or 15.2% on an annualized basis, to $1.9 billion, as compared to December 31, 2013. Total investment securities decreased $26.6 million or 47.3% on an annualized basis, to $201.3 million, as of March 31, 2014, from $227.8 million, as of December 31, 2013, as a result of the sale of certain securities. Cash and cash equivalents increased $144.9 million, to $291.4 million, as of March 31, 2014, from $146.6 million, as of December 31, 2013, in anticipation of funding loan growth in the second quarter. Our total deposits increased $231.3 million, or 47.8% on an annualized basis, to $2.2 billion as of March 31, 2014. Our shareholders' equity increased $5.4 million to $299.4 million as of March 31, 2014, compared to $293.9 million as of December 31, 2013. This increase was primarily the result of $4.6 million in net income, partially offset by an increase of $622,000 in other comprehensive income (loss), which represents the change in the unrealized loss on our investment portfolio.

Loans

The Bank's primary source of income is interest on loans. Our loan portfolio consists primarily of commercial and industrial loans, real estate loans secured by commercial real estate properties and loans to our private banking clients. Our loan portfolio represents the highest yielding component of our earning asset base.

The following table presents the composition of our loan portfolio by channel, as of the dates indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Middle market banking channel loans:
Commercial and industrial	$736,689	$739,041
Commercial real estate	591,687	552,388
Total middle market banking channel loans	1,328,376	1,291,429
Total private banking channel loans	602,115	569,346
Total loans	$1,930,491	$1,860,775

Total loans. Total loans increased by $69.7 million or 15.2% on an annualized basis, to $1.9 billion as of March 31, 2014, as compared to December 31, 2013. Our growth for the three months ended March 31, 2014, was comprised of a decrease in commercial and industrial loans of $2.4 million or 1.3% on an annualized basis, an increase in commercial real estate loans of $39.3 million or 28.9% on an annualized basis, and an increase in private banking-personal loans of $32.8 million or 23.3% on an annualized basis.

Primary Loan Categories by Channel

Middle Market Banking - Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory, equipment financing, acquisitions and recapitalizations. Cash flow from the borrower's operations is the primary source of repayment for these loans.

As of March 31, 2014, our commercial and industrial loans comprised $736.7 million or 38.2% of total loans, compared to $739.0 million or 39.7% of total loans as of December 31, 2013.

Middle Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The cash flow from income producing properties or the sale of property from construction and development loans are the primary sources of repayment for these loans.

Commercial real estate loans as of March 31, 2014, totaled $591.7 million or 30.6% of total loans, as compared to $552.4 million or 29.7% as of December 31, 2013. As of March 31, 2014, $377.8 million of total commercial real estate loans were at a floating rate and $213.9 million were at a fixed rate, as compared to $363.3 million and $189.1 million, respectively, as of December 31, 2013.

Private Banking Channel Loans. Our private banking loans include personal and commercial loans which are sourced through our private banking channel, which operates on a national basis. These loans consist primarily of loans made to high-net-worth individuals and/or trusts that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking channel loan portfolio.

As of March 31, 2014, private banking channel loans were approximately $602.1 million or 31.2% of total loans, of which $396.6 million or 65.9% were secured by cash and marketable securities. This compared to the level, as of December 31, 2013, of $569.3 million or 30.6% of total loans, of which $349.8 million or 61.4% were secured by cash and marketable securities. The growth in loans secured by cash and marketable securities is expected to increase as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile.

Loans through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Private banking-personal loans:
Secured by residential real estate	$154,640	$162,681
Secured by cash and marketable securities	271,040	235,113
Other	7,064	7,537
Total private banking-personal loans	432,744	405,331
Private banking-commercial loans:
Secured by commercial real estate	18,683	23,616
Secured by cash and marketable securities	125,537	114,653
Other	25,151	25,746
Total private banking-commercial loans	169,371	164,015

Total private banking channel loans	$602,115	$569,346

A reconciliation of loans by channel compared to loans categorized for the calculation of allowance for loan loss as of the dates indicated is as follows. The categorization of loans for purposes of determination of its respective allowance utilizes the loan characteristics versus originating distribution channel.

	March 31, 2014
(Dollars in thousands)	Loans by Channel	Private Banking- Commercial Loans	Loans by Category for Allowance Purposes
Commercial and industrial	$736,689	$150,688	$887,377
Commercial real estate	591,687	18,683	610,370
Private banking	602,115	(169,371)	432,744
Total loans	$1,930,491	$—	$1,930,491

	December 31, 2013
(Dollars in thousands)	Loans by Channel	Private Banking- Commercial Loans	Loans by Category for Allowance Purposes
Commercial and industrial	$739,041	$140,399	$879,440
Commercial real estate	552,388	23,616	576,004
Private banking	569,346	(164,015)	405,331
Total loans	$1,860,775	$—	$1,860,775

Loan Maturities and Interest Rate Sensitivity

The following tables present the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the dates indicated.

	March 31, 2014
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$790,221	$72,642	$24,514	$887,377
Commercial real estate	398,619	139,218	72,533	610,370
Private banking-personal	273,073	110,394	49,277	432,744
Total loans	$1,461,913	$322,254	$146,324	$1,930,491

Interest rate sensitivity:
Fixed interest rates	$52,916	$184,893	$129,787	$367,596
Floating or adjustable interest rates	1,408,997	137,361	16,537	1,562,895
Total loans	$1,461,913	$322,254	$146,324	$1,930,491

Interest Reserve Loans

As of March 31, 2014, loans with interest reserves totaled $33.5 million, which represented 1.7% of total loans, as compared to $21.7 million or 1.2% as of December 31, 2013. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance at least quarterly. This evaluation is subjective and requires material estimates that may change over time.

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

Under ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest or if a loan is designated as a troubled debt restructuring.

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

Loan participations follow the same underwriting and risk rating criteria and are individually risk-rated under the same process as loans we directly originated. Our ongoing credit review of participation loans follows the same process we use for loans we originate directly. Management does not rely solely on information from the lead bank when considering the appropriate level of allowance for loan losses to be recorded on any of our participation loans.

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013
General reserves	$11,972	$13,524
Specific reserves	6,780	5,472
Total allowance for loan losses	$18,752	$18,996

Allowance for loan losses to total loans	0.97%	1.02%

As of March 31, 2014, we had specific reserves totaling $6.8 million, related to seven commercial and industrial loans, with an aggregated total outstanding balance of $24.7 million. All of these loans were on non-accrual status as of March 31, 2014.

As of December 31, 2013, we had specific reserves totaling $5.5 million related to six commercial and industrial loans, with an aggregated total outstanding balance of $16.0 million. All of these loans were on non-accrual status as of December 31, 2013.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$13,974	74.5%	46.0%	$13,012	68.5%	47.2%
Commercial real estate	4,060	21.7%	31.6%	5,293	27.9%	31.0%
Private banking-personal	718	3.8%	22.4%	691	3.6%	21.8%
Total allowance for loan losses	$18,752	100.0%	100.0%	$18,996	100.0%	100.0%

Allowance for Loan Losses as of March 31, 2014 and December 31, 2013. Our allowance for loan losses decreased to $18.8 million, or 0.97%, of total loans as of March 31, 2014, as compared to $19.0 million, or 1.02% of total loans, as of December 31, 2013. The decrease in the total reserve was primarily attributable to the decrease in general reserves for the commercial real estate portfolio and a decrease in specific reserves related to the payoff of one commercial and industrial loan partially offset by an increase in specific reserves related to the addition of two non-performing commercial and industrial loans.

Our allowance for loan losses related to commercial and industrial loans increased $962,000, to $14.0 million as of March 31, 2014, as compared to $13.0 million as of December 31, 2013. This increase was primarily attributable to an increase in related specific reserves on two loans offset by a decrease in specific reserve on one paid off loan. Our allowance for loan losses related to commercial real estate loans decreased by $1.2 million, to $4.1 million as of March 31, 2014, as compared to $5.3 million as of December 31, 2013. This decrease to the general reserve was primarily attributable to the overall improved credit history of this portfolio. Our allowance for loan losses related to private banking-personal loans only increased $27,000, to $718,000 as of March 31, 2014, as compared to $691,000 as of December 31, 2013, related to the growth in this portfolio and its continued overall high credit quality.

Net Charge-Offs

Our charge-off policy for commercial and private banking-personal loans requires that loans and other obligations that are not collectible be promptly charged-off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged-off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Beginning balance	$18,996	$17,874
Charge-offs:
Commercial and industrial	(852)	(526)
Commercial real estate	—	(1,936)
Private banking-personal	—	—
Total charge-offs	(852)	(2,462)
Recoveries:
Commercial and industrial	—	14
Commercial real estate	—	22
Private banking-personal	—	—
Total recoveries	—	36
Net charge-offs	(852)	(2,426)
Provision for loan losses	608	2,132
Ending balance	$18,752	$17,580

Net loan charge-offs to average total loans (1)	0.19%	0.60%
Provision for loan losses to average total loans (1)	0.13%	0.53%
Allowance for loan losses to net loan charge-offs (1)	542.70%	178.68%
Provision for loan losses to net loan charge-offs (1)	71.36%	87.88%

(1)	Interim period ratios are annualized.

Net Charge-Offs for the Three Months Ended March 31, 2014. Our net loan charge-offs of $852,000 or 0.19% of average loans on an annualized basis, for the three months ended March 31, 2014, were comprised of a charge-off of $852,000 on one commercial and industrial loan.

Net Charge-Offs for the Three Months Ended March 31, 2013. Our net loan charge-offs of $2.4 million, or 0.60% of average loans on an annualized basis, for the three months ended March 31, 2013, were comprised of charge-offs of $526,000 of one commercial and industrial loan and $1.9 million on one commercial real estate loan, partially offset by a recovery of $14,000 on two commercial and industrial loans and $22,000 on one commercial real estate loan.

Non-Performing Assets

Non-performing assets consist of non-performing loans, other real estate owned and other repossessed assets. Non-performing loans consist of loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We initially record OREO at the lower of carrying value or fair value, less estimated costs to sell the assets. We account for TDRs in accordance with ASC 310, Receivables.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, when interest or principal payments are 90 days or more past due, or when the borrower files for federal bankruptcy protection. There were no loans 90 days or more past due and still accruing interest as of March 31, 2014 and December 31, 2013, and there was no interest income recognized on these loans for the three months ended March 31, 2014 and 2013, while these loans were on non-accrual. As of March 31, 2014, non-performing loans were $29.0 million or 1.50% of total loans, compared to $20.3 million or 1.09% of total loans, as of December 31, 2013.

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

We had non-performing assets of $30.4 million, or 1.20% of total assets, as of March 31, 2014, as compared to $21.7 million, or 0.95% of total assets, as of December 31, 2013. The increase in non-performing assets was the result of the addition of two non-performing loans in 2014. This increase was considered within the assessment of the determination of the allowance for loan losses. As of March 31, 2014, we had two OREO properties totaling $1.4 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Non-performing loans:
Commercial and industrial	$25,214	$16,490
Commercial real estate	3,498	3,498
Private banking-personal	303	305
Total non-performing loans	$29,015	$20,293
Other real estate owned	1,413	1,413
Total non-performing assets	$30,428	$21,706

Non-performing troubled debt restructured loans (1)	$10,475	$13,021
Performing troubled debt restructured loans	$567	$527
Loans past due 90 days and still accruing	$—	$—
Non-performing loans to total loans	1.50%	1.09%
Allowance for loan losses to non-performing loans	64.63%	93.61%
Non-performing assets to total assets	1.20%	0.95%

(1)	Included in total non-performing loans.

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

For additional information on the age analysis of past due loans segregated by class of loan for March 31, 2014 and December 31, 2013, see Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the recorded investment in loans by credit quality indicator for March 31, 2014 and December 31, 2013, see Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and from time to time, securities held for trading purposes. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the statement of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders' equity, within accumulated other comprehensive income (loss), net of deferred taxes. Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are reported at amortized cost.

On a quarterly basis, we determine the fair market value of our investment securities based on information provided by multiple external sources. In addition, on a quarterly basis, we conduct an internal evaluation of changes in the fair market value of our investment securities to gain a level of comfort with the market value information received from the external sources.

Securities, like loans, are subject to interest rate and credit risk. In addition, by their nature, securities classified as available-for-sale or trading are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders' equity. We utilize an independent investment advisor to assist us in the management of our investment portfolio, subject to the investment parameters set forth in our investment policy. As of March 31, 2014, the Bank has engaged Chartwell to provide investment management services ongoing.

As of March 31, 2014 and December 31, 2013, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity portfolio consists of certain municipal and corporate bonds and our trading portfolio typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of March 31, 2014, was approximately 2.0, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $176.0 million in investment securities available-for-sale as of March 31, 2014, a decrease of $26.5 million, or 53.1% annualized, from December 31, 2013. This decrease was attributable to the sale of certain fixed rate investment securities during the three months ended March 31, 2014.

On a fair value basis, 60.0% of our available-for-sale investment securities as of March 31, 2014, were floating rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2013, floating rate securities comprised 53.2% of our available-for-sale investment securities.

On a fair value basis, 58.6% of our available-for-sale investment securities as of March 31, 2014, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio comprised of corporate bonds and single-issuer trust preferred securities. As of December 31, 2013, agency securities comprised 60.7% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $25.2 million and $25.3 million in investment securities held-to-maturity as of March 31, 2014 and December 31, 2013, respectively. The balance of held-to-maturity securities as of March 31, 2014, was comprised of fixed rate municipal bonds and a fixed rate corporate bond. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of March 31, 2014.

Trading Investment Securities. We held no investment securities trading as of March 31, 2014 and December 31, 2013. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the carrying value and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	March 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,297	$299	$247	$56,349
Trust preferred securities	17,349	—	773	16,576
Agency collateralized mortgage obligations	63,432	77	367	63,142
Agency mortgage-backed securities	35,695	382	710	35,367
Agency debentures	4,648	—	35	4,613
Total investment securities available-for-sale	177,421	758	2,132	176,047
Investment securities held-to-maturity:
Corporate bonds	5,000	228	—	5,228
Municipal bonds	20,233	5	421	19,817
Total investment securities held-to-maturity	25,233	233	421	25,045
Total	$202,654	$991	$2,553	$201,092

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

The change in the fair values of our municipal bonds and fixed rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, single-issuer trust preferred securities and non-agency mortgage-backed securities, management evaluates the underlying issuer's financial performance and related credit rating information through a review of publicly available financial statements. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity investment securities portfolios as March 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$49,721	1.52%	$6,628	4.01%	$—	—%	$56,349	1.82%
Trust preferred securities	—	—%	—	—%	—	—%	16,576	2.08%	16,576	2.08%
Agency collateralized mortgage obligations	—	—%	—	—%	2,197	0.66%	60,945	0.57%	63,142	0.57%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	35,367	1.17%	35,367	1.17%
Agency debentures	—	—%	—	—%	4,613	1.66%	—	—%	4,613	1.66%
Total investment securities available-for-sale	—		49,721		13,438		112,888		176,047
Weighted average yield		—%		1.52%		2.67%		0.99%		1.27%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,228	6.38%	—	—%	—	—%	5,228	6.38%
Municipal bonds	—	—%	1,022	1.33%	10,802	1.50%	7,993	2.09%	19,817	1.73%
Total investment securities held-to-maturity	—		6,250		10,802		7,993		25,045
Weighted average yield		—%		5.52%		1.50%		2.09%		2.65%
Total	$—		$55,971		$24,240		$120,881		$201,092
Weighted average yield		—%		1.96%		2.15%		1.06%		1.44%

For additional information regarding our investment securities portfolios, see Note 3, Investment Securities, to our unaudited condensed consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets, and we source deposits through multiple channels. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. These sources primarily include deposits from high-net-worth individuals, family offices, trust companies, wealth management firms, middle market businesses and their executives, and other financial institutions. We compete for deposits by offering a range of products and services to our customers, at competitive rates. We believe that our deposit base is stable, diversified and provides a low all-in cost. We further believe we have the ability to attract new deposits to fund our projected loan growth.

As of March 31, 2014, we consider more than 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

During our initial years of operations, as we were building relationships, we relied more heavily on brokered deposits as the primary component of our overall deposit strategy. As our institution has matured, however, we have developed and enhanced relationships with customers within our primary markets and the amount of non-brokered deposits has grown as a percentage of our total deposits.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$24,106	0.10%	$5,295	0.08%
Money market deposit accounts	961,955	0.37%	902,495	0.44%
Time deposits (excluding CDARS®)	466,372	0.86%	483,890	1.10%
CDARS® time deposits	420,170	0.53%	353,886	0.85%
Total interest-bearing deposits	1,872,603	0.53%	1,745,566	0.70%
Noninterest-bearing deposits	125,772	—	81,346	—
Total average deposits	$1,998,375	0.49%	$1,826,912	0.67%

Average Deposits for the Three Months Ended March 31, 2014 and 2013. For the three months ended March 31, 2014, our average total deposits were $2.0 billion, representing an increase of $171.5 million, or 9.4%, from the same period in 2013. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts, money market deposit accounts and CDARS® time deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.53%, for the three months ended March 31, 2014, decreased from 0.70%, for the same period in 2013, as a result of lower cost of money market deposits and all time deposit accounts. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits decreased to 51.4% of total average interest-bearing deposits, for the three months ended March 31, 2014, from 51.7% for the same period in 2013. Average time deposits decreased to 24.9% of total average interest-bearing deposits for the three months ended March 31, 2014, compared to 27.7% for the same period in 2013. Average CDARS® time deposits increased to 22.4% of total average interest-bearing deposits, for the three months ended March 31, 2014, from 20.3% for the same period in 2013. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. Average noninterest-bearing deposits increased $44.4 million or 54.6% in the three months ended March 31, 2014, from $81.3 million for the three months ended March 31, 2013, to $125.8 million, which drove the average cost of deposits down to 0.49% for the three months ended March 31, 2014, from 0.67% for the three months ended March 31, 2013.

Certificates of Deposits and Other Time Deposits

Maturities of time deposits of $100,000 or more outstanding are summarized below, as March 31, 2014.

(Dollars in thousands)	March 31, 2014
Months to maturity:
Three months or less	$168,799
Over three to six months	180,871
Over six to 12 months	360,557
Over 12 months	99,745
Total	$809,972

Borrowings

Deposits are the primary source of funds for our lending and investment activities, as well as the Bank's general business purposes. As an alternative source of liquidity, we may obtain advances from the FHLB of Pittsburgh, sell investment securities subject to our obligation to repurchase them, purchase Federal funds or engage in overnight borrowings from the FHLB or our correspondent banks.

The following table presents certain information with respect to our borrowings, as of March 31, 2014 and December 31, 2013.

	March 31, 2014					December 31, 2013
(Dollars in thousands)	Amount	Rate	Maximum Outstanding at Any Month End	Average Outstanding During the Period	Original Term	Amount	Rate	Maximum Outstanding at Any Month End	Average Outstanding During the Period	Original Term
FHLB borrowings: short-term	$—	—	$—	$222	2 days	$—	—%	$—	$—
FHLB borrowings: long-term	20,000	0.42%	20,000	20,000	2 years	20,000	0.42%	20,000	20,000	2 years
Total borrowings	$20,000	0.42%	$20,000	$20,222		$20,000	0.42%	$20,000	$20,000

On January 22, 2014, we borrowed $10.0 million from the FHLB for a 2-day term at a weighted average rate of 0.30%. On September 25, 2012, we borrowed $20.0 million from the FHLB for a 2-year term at a fixed rate.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of March 31, 2014, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of March 31, 2014, our primary liquidity need at the parent company level was the estimated earn-out consideration related to the Chartwell acquisition to be paid in 2015. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the three months ended March 31, 2014, the only material parent company obligation was $45.0 million related to the Chartwell acquisition. For the three months ended March 31, 2013, there were no material parent company obligations. We believe that our cash on hand at the parent company level, which was $22.0 million, as of March 31, 2014, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of March 31, 2014.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. Our ALCO has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, “well capitalized” regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. The ALCO is designated as the body responsible for monitoring and implementation of these policies. The ALCO, which includes members of executive management, reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Our principal sources of asset liquidity are cash and cash due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled payments) and earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposits, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to the brokered deposit market including CDARS®, and the ability to raise debt and equity. Customer deposits are an important source of liquidity which depends on the confidence of those customers in us, supported by our capital position and the protection provided by FDIC insurance.

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

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 86.3% and 85.6% as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had available liquidity of $857.1 million, or 33.7% of total assets. These sources were comprised of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $446.8 million, or 17.6% of total assets, coupled with secondary sources of liquidity

(the ability to borrow from the FHLB and correspondent bank lines) totaling $410.3 million, or 16.1% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve. The increase in available cash increase at March 31, 2014, was in anticipation of funding loan growth in the second quarter.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Available cash	$280,614	$136,540
Unpledged investment securities available-for-sale	166,151	175,294
Net borrowing capacity	410,334	389,575
Total liquidity	$857,099	$701,409

For the three months ended March 31, 2014, we used $29,000 of cash in operating activities, compared to $3.9 million cash generated for the same period in 2013. This decrease was primarily the result of the payment of expenses accrued as of year end. Investing activities resulted in a net cash outflow of $86.3 million, for the three months ended March 31, 2014, as compared to a net cash outflow of $47.0 million for the same period in 2013. This increase was primarily due to the Chartwell acquisition during the three months ended March 31, 2014, net of cash totaling $43.7 million, net growth in loans of $71.7 million for the three months ended March 31, 2014, compared to $55.7 million in net growth of loans for the same period in 2013, coupled with proceeds from the sale of investment securities available-for-sale totaling $24.4 million, for the three months ended March 31, 2014, compared to $58.0 million for the same period in 2013, partially offset by the purchase of investment securities available-for-sale of $62.4 million during the three months ended March 31, 2013. Financing activities resulted in a net inflow of $231.3 million for the three months ended March 31, 2014, compared to a net outflow of $16.5 million for the same period in 2013, as a result of the net change in deposits for both periods.

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

We are in the process of reviewing strategic options available to us for raising additional capital, including the potential issuance of subordinated debt.

Shareholders' Equity. Shareholders' equity increased to $299.4 million as of March 31, 2014, compared to $293.9 million as of December 31, 2013. The $5.4 million increase during the three months ended March 31, 2014, was attributable to net income of $4.6 million, the impact of $199,000 in stock-based compensation and an increase of $622,000 in accumulated other comprehensive income (loss).

Regulatory Capital. As of March 31, 2014 and December 31, 2013, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as “well capitalized” for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain categorized as “well capitalized” under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$265,217	11.74%	N/A	N/A	N/A	N/A
Bank	$252,284	11.20%	$180,149	8.00%	$225,186	10.00%
Tier 1 risk-based capital ratio
Company	$245,989	10.89%	N/A	N/A	N/A	N/A
Bank	$233,056	10.35%	$90,074	4.00%	$135,112	6.00%
Tier 1 leverage ratio
Company	$245,989	10.61%	N/A	N/A	N/A	N/A
Bank	$233,056	10.06%	$92,670	4.00%	$115,837	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	N/A	N/A	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	N/A	N/A	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	N/A	N/A	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal that may require future cash payments as of the date indicated.

	March 31, 2014
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,278,108	$—	$—	$—	$1,278,108
Certificates and other time deposits	777,403	137,452	—	—	914,855
Borrowings	20,000	—	—	—	20,000
Interest payments on time deposits and borrowings	3,566	431	—	—	3,997
Operating leases	2,013	3,087	2,026	1,833	8,959
Loan purchase obligation (1)	219,737	—	—	—	219,737
Total contractual obligations	$2,300,827	$140,970	$2,026	$1,833	$2,445,656

(1)
On March 14, 2014, we entered into a loan purchase agreement to acquire $219.7 million (including fees and interest receivable) of loans secured by cash and marketable securities that will be included in our private banking channel loan portfolio. This transaction closed on April 11, 2014.

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

We minimize our exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot be reasonably predicted because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. There is no guarantee that the lines of credit will be used. The following is a summary of the total notional amount of unused loan commitments and standby letters of credit outstanding as of the date indicated.

	March 31, 2014
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$361,015	$140,511	$125,428	$22,294	649,248
Standby letters of credit	10,811	42,141	35,314	—	88,266
Total off-balance sheet arrangements	$371,826	$182,652	$160,742	$22,294	$737,514

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

In our view, all three measures also have specific benefits and shortcomings. Net interest income (“NII”) simulation explicitly measures exposure to earnings from changes in market rates of interest but does not provide a long-term view. Economic value of equity (“EVE”) helps identify changes in optionality and price over a longer term horizon but its liquidation perspective does not convey the earnings-

based measures that are typically the focus of managing and valuing a going concern. Gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to re-pricing over a period of time but only captures a single rate environment. Reviewing these various measures collectively helps management obtain a comprehensive view of our interest risk rate profile.

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

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$10,516	16.40%	-20.00%	$10,667	16.70%
+200	$6,650	10.37%	-15.00%	$6,582	10.31%
+100	$2,816	4.39%	-10.00%	$2,813	4.40%
–100	$2,619	4.08%	-10.00%	$2,473	3.87%

Economic value of equity:
+300	$(23,498)	(7.90)%	+/-30.00%	$(29,148)	(9.40)%
+200	$(15,937)	(5.36)%	+/-20.00%	$(20,260)	(6.53)%
+100	$(8,299)	(2.79)%	+/-10.00%	$(10,795)	(3.48)%
–100	$5,804	1.95%	+/-10.00%	$6,887	2.22%

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

	Interest Rate Sensitivity Period
	March 31, 2014
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$284,825	$—	$—	$—	$—	$—	$—	$284,825
Federal funds sold	5,341	—	—	—	—	—	—	5,341
Total investment securities	96,591	7,077	5,944	48,580	11,725	30,155	1,208	201,280
Total loans	1,461,501	36,822	53,371	212,644	129,333	11,567	25,253	1,930,491
Other assets	—	—	—	—	—	—	119,758	119,758
Total assets	$1,848,258	$43,899	$59,315	$261,224	$141,058	$41,722	$146,219	$2,541,695

Liabilities:
Transaction accounts	$1,145,335	$—	$—	$—	$—	$—	$132,773	$1,278,108
Certificates of deposit	183,025	208,828	385,550	137,452	—	—	—	914,855
Long-term borrowings	—	20,000	—	—	—	—	—	20,000
Other liabilities	—	—	—	—	—	—	29,350	29,350
Total liabilities	1,328,360	228,828	385,550	137,452	—	—	162,123	2,242,313

Equity	—	—	—	—	—	—	299,382	299,382
Total liabilities and equity	$1,328,360	$228,828	$385,550	$137,452	$—	$—	$461,505	$2,541,695

Interest rate sensitivity gap	$519,898	$(184,929)	$(326,235)	$123,772	$141,058	$41,722	$(315,286)
Cumulative interest rate sensitivity gap	$519,898	$334,969	$8,734	$132,506	$273,564	$315,286
Cumulative interest rate sensitive assets to rate sensitive liabilities	139.1%	121.5%	100.4%	106.4%	113.2%	115.2%	113.4%
Cumulative gap to total assets	20.5%	13.2%	0.3%	5.2%	10.8%	12.4%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 100.4% as of March 31, 2014, as compared to 104.3% as of December 31, 2013, as the growth in our deposits during this period was primarily driven by growth in transaction and money market deposit accounts.

Various loans across our portfolio have floating rate index floors. As of March 31, 2014, there were $138.9 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $77.0 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating rate loans given a 100 basis point upward shock in interest rates. The remaining $61.9 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed rate loans given a 100 basis point upward shock in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2014, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management's expectations. Any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2013, or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations or financial condition.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: May 2, 2014

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.