Form 10-Q
period 2014-06-30
TriState Capital Holdings, Inc.
filed 2014-08-04
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2014

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

As of July 31, 2014, there were 28,712,779 shares of the registrant's common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	June 30, 2014	December 31, 2013

ASSETS

Cash	$1,557	$947
Interest-earning deposits with other institutions	186,202	139,799
Federal funds sold	4,764	5,812
Cash and cash equivalents	192,523	146,558
Investment securities available-for-sale, at fair value (cost: $173,697 and $204,907, respectively)	173,238	202,581
Investment securities held-to-maturity, at cost (fair value: $30,354 and $24,457, respectively)	30,202	25,263
Total investment securities	203,440	227,844
Loans held-for-investment	2,204,257	1,860,775
Allowance for loan losses	(22,822)	(18,996)
Loans receivable, net	2,181,435	1,841,779
Accrued interest receivable	5,624	6,180
Investment management fees receivable	6,881	—
Federal Home Loan Bank stock	6,655	2,336
Goodwill and other intangibles, net	53,108	—
Office properties and equipment, net	4,175	4,275
Bank owned life insurance	52,524	41,882
Deferred tax asset, net	10,775	10,595
Prepaid expenses and other assets	15,781	9,060
Total assets	$2,732,921	$2,290,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,225,770	$1,961,705
Borrowings	155,000	20,000
Accrued interest payable on deposits and borrowings	763	521
Other accrued expenses and other liabilities	50,405	14,338
Total liabilities	2,431,938	1,996,564

Shareholders’ Equity:
Common stock, no par value; 45,000,000 shares authorized; 28,712,779 shares issued and outstanding and 28,690,279 shares issued and outstanding, respectively	280,895	280,531
Additional paid-in capital	8,796	8,471
Retained earnings	11,817	6,687
Accumulated other comprehensive income (loss), net	(525)	(1,744)
Total shareholders’ equity	300,983	293,945
Total liabilities and shareholders’ equity	$2,732,921	$2,290,509

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Interest income:
Loans	$18,184	$17,217	$35,508	$33,555
Investments	633	800	1,466	1,707
Interest-earning deposits	174	166	325	320
Total interest income	18,991	18,183	37,299	35,582

Interest expense:
Deposits	2,692	2,877	5,117	5,911
Borrowings	261	22	282	43
Total interest expense	2,953	2,899	5,399	5,954
Net interest income before provision for loan losses	16,038	15,284	31,900	29,628
Provision for loan losses	9,109	671	9,717	2,803
Net interest income after provision for loan losses	6,929	14,613	22,183	26,825
Non-interest income
Investment management fees	7,509	—	9,963	—
Service charges	154	123	284	236
Net gain on the sale of investment securities available-for-sale	414	—	1,428	784
Swap fees	255	321	409	375
Commitment and other fees	486	514	980	1,055
Other income	303	346	537	642
Total non-interest income	9,121	1,304	13,601	3,092
Non-interest expense
Compensation and employee benefits	9,991	6,266	18,229	12,542
Premises and occupancy costs	1,010	774	1,915	1,554
Professional fees	895	907	1,795	1,610
FDIC insurance expense	454	322	862	687
General insurance expense	281	212	534	349
State capital shares tax	313	337	627	657
Travel and entertainment expense	691	374	1,126	659
Data processing expense	233	202	456	379
Intangible amortization expense	390	—	520	—
Other operating expenses	1,226	566	2,212	1,151
Total non-interest expense	15,484	9,960	28,276	19,588
Income before tax	566	5,957	7,508	10,329
Income tax expense	52	2,085	2,378	3,602
Net income	$514	$3,872	$5,130	$6,727

Earnings per common share:
Basic	$0.02	$0.15	$0.18	$0.28
Diluted	$0.02	$0.15	$0.18	$0.28

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$514	$3,872	$5,130	$6,727

Other comprehensive income (loss):

Increase (decrease) in unrealized holding gains (losses) net of tax of $(481), 1,302, $(1,191) and $1,384, respectively	863	(2,340)	2,136	(2,489)

Reclassification adjustment for gains included in net income, net of tax of $148, $0, $511 and $280, respectively	(266)	—	(917)	(504)

Other comprehensive income (loss)	597	(2,340)	1,219	(2,993)

Total comprehensive income	$1,111	$1,532	$6,349	$3,734

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series C)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, December 31, 2012	$46,011	$168,351	$7,871	$(6,180)	$1,671	$217,724
Net income	—	—	—	6,727	—	6,727
Other comprehensive income (loss)	—	—	—	—	(2,993)	(2,993)
Issuance of common stock (net of offering costs and discounts of $7,093)	—	65,990	—	—	—	65,990
Conversion of preferred stock to common stock	(46,011)	46,011	—	—	—	—
Exercise of stock options	—	143	(43)	—	—	100
Stock-based compensation expense	—	—	365	—	—	365
Balance, June 30, 2013	$—	$280,495	$8,193	$547	$(1,322)	$287,913

Balance, December 31, 2013	$—	$280,531	$8,471	$6,687	$(1,744)	$293,945
Net income	—	—	—	5,130	—	5,130
Other comprehensive income (loss)	—	—	—	—	1,219	1,219
Exercise of stock options	—	364	(114)	—	—	250
Stock-based compensation expense	—	—	439	—	—	439
Balance, June 30, 2014	$—	$280,895	$8,796	$11,817	$(525)	$300,983

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$5,130	$6,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,112	512
Provision for loan losses	9,717	2,803
Net decrease in prepaid FDIC insurance expense	—	7,843
Stock based compensation expense	439	365
Net gain on the sale of investment securities available-for-sale	(1,428)	(784)
Income from investment securities trading	—	(116)
Purchase of investment securities trading	—	(63,020)
Proceeds from the sale of investment securities trading	—	49,090
Net amortization of premiums and discounts	844	1,204
Increase in investment management fees receivable	(1,577)	—
Decrease (increase) in accrued interest receivable	556	(526)
Increase (decrease) in accrued interest payable	242	(21)
Bank owned life insurance income	(642)	(353)
Decrease in income taxes payable	(160)	(106)
Increase in prepaid income taxes	(3,490)	(1,795)
Other, net	(80)	2,722
Net cash provided by operating activities	10,663	4,545
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(32,595)	(139,909)
Proceeds from the sale of investment securities available-for-sale	69,555	58,038
Principal repayments and maturities of investment securities available-for-sale	7,020	37,131
Purchase of bank owned life insurance	(10,000)	(20,000)
Net redemption (purchase) of Federal Home Loan Bank stock	(4,319)	(30)
Net increase in loans held-for-investment	(132,771)	(98,708)
Purchase of loans held-for-investment	(219,547)	—
Proceeds from loan sales	2,945	2,802
Additions to office properties and equipment	(402)	(579)
Acquisition, net of acquired cash	(42,912)	—
Net cash used in investing activities	(363,026)	(161,255)
Cash Flows from Financing Activities:
Net increase in deposit accounts	264,065	49,771
Increase in FHLB advances	100,000	—
Net proceeds from issuance of subordinated notes payable	34,013	—
Net proceeds from issuance of common stock	—	65,990
Net proceeds from exercise of stock options	250	100
Net cash provided by financing activities	398,328	115,861
Net change in cash and cash equivalents during the period	45,965	(40,849)
Cash and cash equivalents at beginning of the period	146,558	200,080
Cash and cash equivalents at end of the period	$192,523	$159,231

	Six Months Ended June 30,
(Dollars in thousands)	June 30, 2014	June 30, 2013
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,158	$5,975
Income taxes	$6,028	$5,465
Non-cash activity:
Unsettled purchase of investment securities available-for-sale	$17,095	$10,410
Contingent consideration	$15,465	$—
Transfer of investment securities available-for-sale to held-to-maturity	$—	$20,335
Conversion of preferred stock to common stock	$—	$46,011
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company’s has three wholly-owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank, Chartwell Investment Partners, Inc. ("Chartwell"), a registered investment advisory company, and Chartwell TSC Securities Corp. ("CTSC Securities"), which is applying to be registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and Financial Industry Regulatory Authority ("FINRA"). Chartwell Investment Partners, Inc. was established through the acquisition of substantially all the assets of Chartwell Investment Partners, LP, which was effective March 5, 2014. The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients. Chartwell TSC Securities Corp. was capitalized in May 2014, to be registered with a primary business of providing distribution and marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell and private funds advised and/or administered by Chartwell.

Regulatory approval was received and the Bank commenced operations on January 22, 2007. The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve. Chartwell is a registered investment advisor regulated by the SEC. CTSC Securities, once registered, will be a broker-dealer regulated by the SEC and FINRA.

The Bank conducts business through its main office located in Pittsburgh, Pennsylvania, as well as its four additional representative offices in Cleveland, Ohio; Philadelphia, Pennsylvania; Princeton, New Jersey; and New York, New York. Chartwell conducts business through its office located in Berwyn, Pennsylvania and CTSC Securities will conduct business through its office located in Pittsburgh, Pennsylvania.

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

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, Chartwell (since the acquisition on March 5, 2014) and CTSC Securities (since its initial capitalization in May 2014), after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly-owned subsidiary, Meadowood Asset Management, LLC, after elimination of inter-company accounts and transactions. The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to rules of the Securities and Exchange Commission for quarterly reports on form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013, included in the Company's Annual Report on Form 10-K.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. Impaired debt securities are determined to be other-than-temporarily impaired (“OTTI”) if the Company concludes as of the balance sheet date that it has the intent to sell, or believes it will more likely than not be required to sell, an impaired debt security before a recovery of its amortized cost basis. Credit losses on OTTI debt securities are recorded through earnings, regardless of the intent or the requirement to sell. Credit loss is measured as the difference between the present value of an impaired debt security’s expected cash flows and its amortized cost basis. Non-credit related OTTI charges are recorded as decreases to accumulated other comprehensive income (loss), in the consolidated statement of comprehensive income as well as the shareholders’ equity section of the consolidated statement of financial condition, on an after-tax basis, as long as the Company has no intent or expected requirement to sell the impaired debt security before a recovery of its amortized cost basis.

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

The Company considers a loan to be a Troubled Debt Restructuring (“TDR”) when there is a concession made to a financially troubled borrower without adequate consideration provided to the Company. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed in non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to modified terms will be achieved, as well as the borrower’s historical payment performance. A loan is designated and reported as TDR until such loan is either paid-off or sold.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of June 30, 2014 and December 31, 2013. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio. Management has developed a methodology that is applied to each of the three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine (9) risk factors and each risk factor is assigned a reserve level, based on management's judgment as to the probable impact of each risk factor on each loan portfolio. The impact of each risk factor is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

INVESTMENT MANAGEMENT FEES
The Company recognizes investment management fee revenue when the advisory services are performed. Fees are based on assets under management and are calculated pursuant to individual client contracts. Investment management fees are generally paid on a quarterly basis. In a limited number of cases, the Company may earn a performance fee based on investment performance achieved versus a stated benchmark. In such cases, performance fees are not recognized until the end of the stated measurement period. Performance fees are included in investment management fee revenue in the consolidated statements of income.

Investment management fees receivable represent amounts due from contractual investment advisory services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the six months ended June 30, 2014, and there was no allowance for uncollectible accounts recorded as of June 30, 2014.

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

BANK OWNED LIFE INSURANCE
Bank owned life insurance (“BOLI”) policies on certain executive officers and employees are recorded at net cash surrender value on the consolidated statements of financial condition. Upon termination of the BOLI policy the Company receives the cash surrender value. BOLI benefits are payable to the Company upon death of the insured. Changes in net cash surrender value are recognized as non-interest income or expense in the consolidated statements of income.

DEPOSITS
Deposits are stated at principal outstanding and interest on deposits is accrued and charged to expense daily and is paid or credited in accordance with the terms of the respective accounts.

BORROWINGS
The Company records FHLB advances and subordinated notes payable at their principal amount. Interest expense is recognized based on the coupon rate of the obligations. Costs associated with the acquisition of subordinated notes payable are amortized over the expected term of the borrowing.

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

RECENT ACCOUNTING DEVELOPMENTS
In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performing Target Could Be Achieved after the Requisite Service Period." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation-Stock Compensation, to awards with performance conditions that affect vesting. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, for all entities. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and December 15, 2015, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] BUSINESS COMBINATIONS

On March 5, 2014, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, Inc., completed the acquisition of substantially all of the assets of Chartwell Investment Partners, LP (the "Chartwell acquisition"), an investment management firm with over 150 institutional clients and approximately $7.5 billion in assets under management. Under the terms of the Asset Purchase Agreement substantially all of the assets of Chartwell Investment Partners, LP were acquired for a purchase price consisting of approximately $45 million paid in cash at closing and an estimated earn-out arrangement of approximately $15 million to be determined based on the growth in profitability of Chartwell in 2014. Up to 60 percent of the earn-out may be paid in common stock of the Company at its option. The foregoing summary of the Asset Purchase Agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement, which was included as Exhibit 2.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, the terms of which Agreement are incorporated herein by reference.

The following table summarizes total consideration paid, assets acquired and liabilities assumed for the Chartwell acquisition:

(Dollars in thousands)	Chartwell
Consideration paid:
Cash	$44,223
Estimated earn-out	15,465
Fair value of total consideration	$59,688

Fair value of assets acquired:
Cash and cash equivalents	$1,311
Investment management fees receivable	5,304
Office properties and equipment	90
Deferred tax asset	858
Other assets	144
Total assets acquired	7,707
Fair value of liabilities assumed:
Other liabilities	1,647
Total liabilities assumed	1,647
Fair value net identifiable assets acquired	6,060
Long-lived amortizable intangible assets acquired	19,510
Goodwill	34,118
Total net assets purchased	$59,688

In April 2014, the Company and Chartwell Investment Partners, LP settled one of the three escrow reserves resulting in a $777,000 reduction to the purchase price and a corresponding reduction to goodwill.

In connection with the Chartwell acquisition, total acquisition-related transaction costs incurred by TriState Capital was approximately $854,000 during 2013 and $45,000 during the six months ended June 30, 2014, which were primarily comprised of legal, advisory and other costs.

The goodwill, which is not amortized for book purposes, was assigned to our Investment Management segment and is deductible for tax purposes.

The following table presents unaudited pro forma financial information which combines the historical consolidated statements of income of the Company and Chartwell Investment Partners, LP to give effect to the acquisition as if it had occurred on January 1, 2013, for the periods indicated.

	Pro Forma
	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Total revenue	$48,975	$43,338
Net income	$5,770	$7,543

Earnings per common share:
Basic	$0.20	$0.31
Diluted	$0.20	$0.31

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on the sale of investment securities available-for-sale. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$32,054	$54	$46	$32,062
Trust preferred securities	17,381	43	261	17,163
Non-agency mortgage-backed securities	11,890	—	14	11,876
Agency collateralized mortgage obligations	60,943	78	297	60,724
Agency mortgage-backed securities	34,676	398	373	34,701
Agency debentures	16,753	6	47	16,712
Total investment securities available-for-sale	173,697	579	1,038	173,238
Investment securities held-to-maturity:
Corporate bonds	5,000	205	—	5,205
Agency debentures	5,000	—	3	4,997
Municipal bonds	20,202	44	94	20,152
Total investment securities held-to-maturity	30,202	249	97	30,354
Total	$203,899	$828	$1,135	$203,592

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

As of June 30, 2014, the contractual maturities of the debt securities are:

	June 30, 2014
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	44,149	44,161	7,285	7,494
Due from five to ten years	6,694	6,660	16,185	16,146
Due after ten years	122,854	122,417	6,732	6,714
Total	$173,697	$173,238	$30,202	$30,354

Included in the $122.4 million fair value of investment securities available-for-sale with a contractual maturity due after ten years as of June 30, 2014, are $102.3 million or 83.6% in floating-rate securities.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations and mortgage-backed securities.

Proceeds from the sale of investment securities available-for-sale during the three months ended June 30, 2014, were $45.1 million. Gross gains of $414,000 were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the three months ended June 30, 2014. There were no realized gross losses during the three months ended June 30, 2014. There were no sales of investment securities available-for-sale during the three months ended June 30, 2013.

Proceeds from the sale of investment securities available-for-sale during the six months ended June 30, 2014 and 2013, were $69.6 million and $58.0 million, respectively. Gross gains of $1.4 million and $784,000 were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the six months ended June 30, 2014 and 2013, respectively. There were $1,000 in realized gross losses during the six months ended June 30, 2014 and no realized losses during the six months ended June 30, 2013, on investment securities available-for-sale.

Investment securities available-for-sale of $9.3 million, as of June 30, 2014, are held in safekeeping at the FHLB and are included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$5,403	$4	$5,910	$42	$11,313	$46
Trust preferred securities	4,387	80	8,603	181	12,990	261
Non-agency mortgage-backed securities	11,876	14	—	—	11,876	14
Agency collateralized mortgage obligations	2,884	4	42,159	293	45,043	297
Agency mortgage-backed securities	—	—	13,977	373	13,977	373
Agency debentures	6,610	47	—	—	6,610	47
Total investment securities available-for-sale	31,160	149	70,649	889	101,809	1,038
Investment securities held-to-maturity:
Agency debentures	4,997	3	—	—	4,997	3
Municipal bonds	—	—	12,099	94	12,099	94
Total investment securities held-to-maturity	4,997	3	12,099	94	17,096	97
Total temporarily impaired securities	$36,157	$152	$82,748	$983	$118,905	$1,135

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$21,703	$272	$2,977	$211	$24,680	$483
Trust preferred securities	15,624	1,692	—	—	15,624	1,692
Non-agency mortgage-backed securities	5,945	62	—	—	5,945	62
Agency collateralized mortgage obligations	46,831	340	4,547	47	51,378	387
Agency mortgage-backed securities	16,991	937	—	—	16,991	937
Agency debentures	4,613	25	—	—	4,613	25
Total temporarily impaired securities	111,707	3,328	7,524	258	119,231	3,586
Investment securities held-to-maturity:
Municipal bonds	19,337	926	—	—	19,337	926
Total investment securities held-to-maturity	19,337	926	—	—	19,337	926
Total temporarily impaired securities	$131,044	$4,254	$7,524	$258	$138,568	$4,512

The change in the fair values of our municipal bonds and fixed-rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities and non-agency mortgage-backed securities, management evaluates the underlying issuer's financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 24 positions, aggregating to $1.0 million in unrealized losses that were temporarily impaired as of June 30, 2014, of which 15 positions were in an unrealized loss position for more than twelve months totaling $889,000. As of December 31, 2013, there were 35 positions, aggregating to $3.6 million in unrealized losses that were temporarily impaired, of which three positions were in an unrealized loss position for more than twelve months totaling $258,000. Within the held-to-maturity portfolio, there were 15 positions, aggregating to $97,000 in unrealized losses that were temporarily impaired as of June 30, 2014, of which 14 positions were in an unrealized loss position for more than twelve months totaling $94,000. As of December 31, 2013, there were 24 positions, aggregating to $926,000 in unrealized losses that were temporarily impaired.

There were no investment securities classified as trading securities outstanding as of June 30, 2014 and December 31, 2013, respectively.

There was no activity in investment securities classified as trading during the three months ended June 30, 2014. Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the three months ended June 30, 2013, were $24.2 million. Loss on investment securities trading during the three months ended June 30, 2013, was $8,000.

There was no activity in investment securities classified as trading during the six months ended June 30, 2014. Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the six months ended June 30, 2013, were $49.1 million. Income on investment securities trading during the six months ended June 30, 2013, was $116,000.

[4] LOANS RECEIVABLE, NET

We generate loans through our middle-market banking and private banking channels. These channels provide risk diversification and offer significant growth opportunities. The middle-market banking channel consists of our commercial and industrial ("C&I") and commercial real estate ("CRE") loan portfolios that serve middle-market businesses. The private banking channel includes loans secured by cash, marketable securities and other asset-based loans to executives, high net worth individuals, trusts and businesses, many of whom we source through referral relationships with independent broker-dealers, wealth managers, family offices, trust companies and other financial intermediaries.

Loans receivable by channel is comprised of the following:

	June 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$697,626	$634,647	$874,629	$2,206,902
Less: net deferred loan (fees) costs	(2,313)	(1,909)	1,577	(2,645)
Loans held-for-investment, net of deferred fees	695,313	632,738	876,206	2,204,257
Less: allowance for loan losses	(16,459)	(4,288)	(2,075)	(22,822)
Loans receivable, net	$678,854	$628,450	$874,131	$2,181,435

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$742,864	$553,898	$568,590	$1,865,352
Less: net deferred loan (fees) costs	(3,823)	(1,510)	756	(4,577)
Loans held-for-investment, net of deferred fees	739,041	552,388	569,346	1,860,775
Less: allowance for loan losses	(11,881)	(5,104)	(2,011)	(18,996)
Loans receivable, net	$727,160	$547,284	$567,335	$1,841,779

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of June 30, 2014 and December 31, 2013, was $869.9 million and $662.8 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of June 30, 2014, are as follows: $468.4 million in one year or less; $221.7 million in one to three years; and $179.8 million in greater than three years. The reserve for losses on unfunded commitments was $568,000 and $465,000, as of June 30, 2014 and December 31, 2013, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit, and also risk participations.

On March 14, 2014, we entered into a loan purchase agreement to acquire $219.7 million (including fees and interest receivable) of loans secured by cash and marketable securities that are included in our private banking channel loan portfolio. This transaction closed on April 11, 2014.

As of June 30, 2014 and December 31, 2013, the Company had loans in the process of origination totaling approximately $24.1 million and $11.6 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to standby letters of credit as of June 30, 2014, included in the total listed above, is $90.0 million of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of June 30, 2014, $17.3 million (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the six months ended June 30, 2014, there was one draw on standby letters of credit for $100,000. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit is included in the reserve for losses on unfunded commitments.

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

[5] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios, commercial and industrial, commercial real estate and private banking. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

The following discusses key characteristics and risks within each primary loan portfolio:

Middle-Market Banking - Commercial and Industrial Loans. This loan portfolio includes primarily loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans, except for certain commercial loans that are secured by cash and marketable securities.

The industry of the borrower is an important indicator of risk, but there are also more specific risks depending on the condition of the local/regional economy. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. Any C&I loan collateralized by cash and marketable securities are treated the same as private banking loans for purposes of the allowance for loan loss calculation.

Middle-Market Banking - Commercial Real Estate Loans. This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Individual project cash flows as well as global cash flows from the developer are the primary sources of repayment for these loans. Also included are commercial construction loans, which are loans made to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk of these loans is generally confined to the construction period. If there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose/collateral of the loans is an important indicator of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as condition of the local/regional economy, whether or not the project is owner occupied, and the type of project and the experience and resources of the developer.

Private Banking Channel Loans. Our private banking lending activities are conducted on a national basis. This loan portfolio includes primarily loans made to high-net-worth individuals and/or trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets, as well as unsecured loans and lines of credit. The primary sources of repayment for these loans are the income and/or assets of the borrower.

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

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure of $250,000 or greater and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 5.2% and 7.0% of the total loan portfolio, as of June 30, 2014 and December 31, 2013, respectively. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	June 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total Loans
Non-rated	$256	$—	$114,687	$114,943
Pass	620,950	629,240	758,079	2,008,269
Special mention	34,702	—	1,175	35,877
Substandard	31,917	3,498	2,265	37,680
Doubtful	7,488	—	—	7,488
Total loans	$695,313	$632,738	$876,206	$2,204,257

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total Loans
Non-rated	$384	$—	$129,972	$130,356
Pass	682,394	548,890	436,944	1,668,228
Special mention	28,031	—	1,207	29,238
Substandard	20,639	3,498	1,223	25,360
Doubtful	7,593	—	—	7,593
Total loans	$739,041	$552,388	$569,346	$1,860,775

Changes in the allowance for loan losses are as follows for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$12,851	$3,920	$1,981	$18,752
Provision for loan losses	8,647	368	94	9,109
Charge-offs	(5,505)	—	—	(5,505)
Recoveries	466	—	—	466
Balance, end of period	$16,459	$4,288	$2,075	$22,822

	Three Months Ended June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$10,935	$3,908	$2,737	$17,580
Provision for loan losses	907	(306)	70	671
Charge-offs	(643)	—	—	(643)
Recoveries	100	—	—	100
Balance, end of period	$11,299	$3,602	$2,807	$17,708

Charge-offs of $5.5 million for the three months ended June 30, 2014, represent two C&I loans, which were partially offset by a recovery on one C&I loan of $466,000. Charge-offs of $643,000 for the three months ended June 30, 2013, included one C&I loan, which was partially offset by recoveries on one C&I loan of $100,000.

Changes in the allowance for loan losses are as follows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,881	$5,104	$2,011	$18,996
Provision for loan losses	10,469	(816)	64	9,717
Charge-offs	(6,357)	—	—	(6,357)
Recoveries	466	—	—	466
Balance, end of period	$16,459	$4,288	$2,075	$22,822

	Six Months Ended June 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$9,950	$5,120	$2,804	$17,874
Provision for loan losses	2,404	396	3	2,803
Charge-offs	(1,169)	(1,936)	—	(3,105)
Recoveries	114	22	—	136
Balance, end of period	$11,299	$3,602	$2,807	$17,708

Charge-offs of $6.4 million for the six months ended June 30, 2014, represent three C&I loans, which were partially offset by a recovery on one C&I loan of $466,000. Charge-offs of $3.1 million for the six months ended June 30, 2013, included two C&I loans and one CRE loan, which were partially offset by recoveries on three C&I loans and one CRE loan of $136,000.

The following tables present the age analysis of past due loans segregated by class of loan:

	June 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$1,290	$—	$399	$1,689	$693,624	$695,313
Commercial real estate	—	—	3,498	3,498	629,240	632,738
Private banking	343	752	109	1,204	875,002	876,206
Total loans	$1,633	$752	$4,006	$6,391	$2,197,866	$2,204,257

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$2,166	$—	$3,570	$5,736	$733,305	$739,041
Commercial real estate	—	—	3,498	3,498	548,890	552,388
Private banking	520	—	922	1,442	567,904	569,346
Total loans	$2,686	$—	$7,990	$10,676	$1,850,099	$1,860,775

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Six Months Ended June 30, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$21,966	$31,194	$5,568	$22,779	$—
Commercial real estate	—	—	—	—	—
Private banking	752	823	752	779	—
Total with a related allowance recorded	22,718	32,017	6,320	23,558	—
Without a related allowance recorded:
Commercial and industrial	984	2,205	—	1,039	14
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	1,410	1,634	—	1,493	—
Total without a related allowance recorded	5,892	13,544	—	6,030	14
Total:
Commercial and industrial	22,950	33,399	5,568	23,818	14
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	2,162	2,457	752	2,272	—
Total	$28,610	$45,561	$6,320	$29,588	$14

	As of and for the Twelve Months Ended December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$15,157	$23,126	$4,658	$13,261	$—
Commercial real estate	—	—	—	—	—
Private banking	814	869	814	874	—
Total with a related allowance recorded	15,971	23,995	5,472	14,135	—
Without a related allowance recorded:
Commercial and industrial	1,046	2,264	—	1,473	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking	305	295	—	25	—
Total without a related allowance recorded	4,849	12,264	—	5,668	6
Total:
Commercial and industrial	16,203	25,390	4,658	14,734	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking	1,119	1,164	814	899	—
Total	$20,820	$36,259	$5,472	$19,803	$6

Impaired loans as of June 30, 2014 and December 31, 2013, were $28.6 million and $20.8 million, respectively. There was no interest income recognized on these loans for the six months ended June 30, 2014, and the twelve months ended December 31, 2013, while these loans were on non-accrual status. As of June 30, 2014 and December 31, 2013, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses, based on a discounted cash flow method, for non-collateral dependent loans. Based on those evaluations, as of June 30, 2014, there was a specific reserve established totaling $6.3 million, which is included in the $22.8 million allowance for loan losses. Also included in impaired loans are two C&I loans, two CRE loans and three private banking loans with a combined balance of $5.9 million as of June 30, 2014, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

As of December 31, 2013, there was a specific reserve established totaling $5.5 million, which is included in the $19.0 million allowance for loan losses. Also included in impaired loans are two C&I loans, two CRE loans and two private banking loans with a combined balance of $4.8 million as of December 31, 2013, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	June 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$5,568	$—	$752	$6,320
Collectively evaluated for impairment	10,891	4,288	1,323	16,502
Total allowance for loan losses	$16,459	$4,288	$2,075	$22,822
Portfolio loans:
Individually evaluated for impairment	$22,950	$3,498	$2,162	$28,610
Collectively evaluated for impairment	672,363	629,240	874,044	2,175,647
Total portfolio loans	$695,313	$632,738	$876,206	$2,204,257

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,658	$—	$814	$5,472
Collectively evaluated for impairment	7,223	5,104	1,197	13,524
Total allowance for loan losses	$11,881	$5,104	$2,011	$18,996
Portfolio loans:
Individually evaluated for impairment	$16,203	$3,498	$1,119	$20,820
Collectively evaluated for impairment	722,838	548,890	568,227	1,839,955
Total portfolio loans	$739,041	$552,388	$569,346	$1,860,775

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$585	$527
Non-accrual	16,070	13,021
Total troubled debt restructurings	$16,655	$13,548

Of the non-accrual loans as of June 30, 2014, four C&I loans, one CRE loan and two residential mortgage loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of June 30, 2014. The aggregate recorded investment of these loans was $16.7 million. There were $162,000 unused commitments on non-accrual TDRs as of June 30, 2014, and there was $54,000 of unused commitments on the one accruing TDR.

Of the non-accrual loans as of December 31, 2013, four C&I loans, one CRE loan and one residential mortgage loan were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2013. The aggregate net carrying value of these loans is $13.5 million. There was $820,000 of unused commitments on these loans as of December 31, 2013, of which $149,000 was related to an accruing TDR.

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. We generally do not forgive principal when restructuring loans. There were no payment defaults, during the three months ended June 30, 2014 and 2013, for loans modified as TDRs within twelve months of the corresponding balance sheet dates. The financial effects of our modifications made during the three months ended June 30, 2014 and 2013, are as follows.

	Three Months Ended June 30, 2014
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term, advanced additional funds, forgave principal	1	$5,218	$4,710	$1,968	$1,120
Private Banking:
Extended term, reduced interest rate	1	1,266	1,110	100	—
Total	2	$6,484	$5,820	$2,068	$1,120

	Three Months Ended June 30, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term	1	$2,691	$2,694	$1,100	$1,100
Advanced additional funds	1	6,957	7,690	2,000	1,357
Total	2	$9,648	$10,384	$3,100	$2,457

There were no payment defaults, during the six months ended June 30, 2014 and 2013, for loans modified as TDRs within twelve months of the corresponding balance sheet dates. The financial effects of our modifications made during the six months ended June 30, 2014 and 2013, are as follows:

	Six Months Ended June 30, 2014
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term, advanced additional funds, forgave principal	1	$5,218	$4,710	$1,968	$1,120
Private Banking:
Extended term, reduced interest rate	1	1,266	1,110	100	—
Total	2	$6,484	$5,820	$2,068	$1,120

	Six Months Ended June 30, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term	1	$2,691	$2,694	$1,100	$1,100
Advanced additional funds	2	6,957	8,202	2,000	1,357
Total	3	$9,648	$10,896	$3,100	$2,457

Other Real Estate Owned

As of June 30, 2014 and December 31, 2013, the balance of the other real estate owned portfolio was $1.4 million and $1.4 million, respectively.

[6] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $34.1 million was recorded during the six months ended June 30, 2014, for the Chartwell acquisition. In April 2014, the Company and Chartwell Investment Partners, LP settled one of the three escrow reserves resulting in a $777,000 reduction to the purchase price and a corresponding reduction to goodwill. Refer to Note 2, Business Combinations, for further details on this acquisition.

The following table presents the change in goodwill for the six months ended June 30, 2014 and the twelve months ended December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Balance at beginning of period	$—	$—
Additions	34,118	—
Balance at end of period	$34,118	$—

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the six months ended June 30, 2014 and the twelve months ended December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Gross carrying amount at beginning of period	$—	$—
Additions	19,510	—
Accumulated amortization	(520)	—
Balance at end of period	$18,990	$—

The following table presents the ending balance of intangible assets as of the date presented and original, estimated useful life by class:

(Dollars in thousands)	June 30, 2014	Estimated Useful Life (months)
Trade name	$1,170	240
Client Relationships:
Sub-advisory client list	10,923	162
Separate managed accounts client list	1,058	120
Other institutional client list	5,770	132
Non-compete agreements	69	48
Total intangible assets	$18,990

Amortization expense on finite-lived intangible assets totaled $390,000 and $0 for the three months ended June 30, 2014, and 2013. Amortization expense on finite-lived intangible assets totaled $520,000 and $0 for the six months ended June 30, 2014, and 2013.

The following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following June 30, 2014:

(Dollars in thousands)	Amount
June 30,
2015	$1,558
2016	1,558
2017	1,558
2018	1,552
2019	1,540
Total	$7,766

[7] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	June 30, 2014	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$137,422	$129,624
Interest-bearing checking accounts	0.00 to 0.50%	0.40%	0.06%	37,124	6,335
Money market deposit accounts	0.05 to 0.85%	0.40%	0.37%	1,145,509	952,631
Total demand and savings accounts				1,320,055	1,088,590
Time deposits	0.05 to 5.21%	0.70%	0.71%	905,715	873,115
Total deposit balance				$2,225,770	$1,961,705
Average rate paid on interest-bearing accounts		0.53%	0.53%

As of June 30, 2014 and December 31, 2013, the Bank had total brokered deposits of $819.9 million and $777.4 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $408.1 million and $423.2 million as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $438.5 million and $398.3 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
12 months or less	$803,396	$693,574
12 months to 24 months	101,015	174,692
24 months to 36 months	1,304	4,849
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$905,715	$873,115

Interest expense on deposits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest-bearing checking accounts	$27	$—	$33	$1
Money market deposit accounts	1,075	957	1,955	1,936
Time deposits	1,590	1,920	3,129	3,974
Total interest expense on deposits	$2,692	$2,877	$5,117	$5,911

[8] BORROWINGS

As of June 30, 2014 and December 31, 2013, borrowings were comprised of the following:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 9/25/2012	0.42%	$20,000	9/25/2014	0.42%	$20,000	9/25/2014
Issued 4/7/2014	0.34%	25,000	4/7/2015		—
Issued 4/7/2014	0.38%	25,000	6/8/2015		—
Issued 4/7/2014	0.44%	25,000	9/8/2015		—
Issued 5/5/2014	0.33%	25,000	2/5/2015		—
Subordinated notes payable	5.75%	35,000	7/1/2019		—
Total		$155,000			$20,000

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualify under federal regulatory rules as Tier 2 capital for the holding company. The proceeds will help fund continued growth and ensure that the company and its bank subsidiary maintain their well-capitalized positions, and may be used to invest in TriState Capital Bank and Chartwell, and for other general corporate purposes. During the three months ended June 30, 2014, $10.0 million of the subordinated note proceeds was injected into the Bank as Tier 1 Capital.

During the second quarter the Bank increased FHLB borrowings to fund loan growth, specifically the $219.7 million of acquired loans. Refer to Note 4, Loans Receivable, Net, for more information on the acquired loans.

The Bank has borrowing capacity with the FHLB. The borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of June 30, 2014, the Bank’s borrowing capacity is based on the information provided in the March 31, 2014, QCR filing. As of June 30, 2014, the Bank had securities held in safekeeping at the FHLB with a fair value of $9.3 million, combined with pledged loans of $576.3 million, for a total borrowing capacity of $291.6 million, net of $120.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2013, there was $20.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of June 30, 2014, the full amount of these established lines were available to the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2014, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$306,560	12.06%	N/A	N/A	N/A	N/A
Bank	$271,187	10.70%	$202,672	8.00%	$253,340	10.00%
Tier 1 risk-based capital ratio
Company	$248,170	9.77%	N/A	N/A	N/A	N/A
Bank	$247,797	9.78%	$101,336	4.00%	$152,004	6.00%
Tier 1 leverage ratio
Company	$248,170	9.52%	N/A	N/A	N/A	N/A
Bank	$247,797	9.54%	$103,944	4.00%	$129,930	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	N/A	N/A	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	N/A	N/A	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	N/A	N/A	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

As part of its operating and financial strategies, the Company has not paid dividends to its holders of its common shares since its inception in 2007 and it does not anticipate paying cash dividends to its holders of its common shares in the foreseeable future.

[10] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2014, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. The Company’s contribution expense was $160,000 and $102,000 for the three months ended June 30, 2014 and 2013, respectively, including incidental administrative fees paid to a third party administrator of the plan. The Company’s contribution expense was $285,000 and $210,000 for the six months ended June 30, 2014 and 2013, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three and six months ended June 30, 2014, the Company recorded expense related to SERP of $172,000 and $313,000, respectively, utilizing a discount rate of 3.56% and the recorded liability related to the SERP plan was $950,000 as of June 30, 2014.

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

The tables below show the changes in the common and preferred shares during the periods indicated.

	Number of Common Shares Outstanding	Number of Preferred Shares Outstanding (Series C)
Balance, December 31, 2012	17,444,730	48,780
Issuance of common stock	6,355,000	—
Conversion of preferred stock to common stock	4,878,049	(48,780)
Exercise of stock options	10,000	—
Balance, June 30, 2013	28,687,779	—

Balance, December 31, 2013	28,690,279	—
Exercise of stock options	22,500	—
Balance, June 30, 2014	28,712,779	—

[12] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Net income available to common shareholders	$514	$3,872	$5,130	$6,727
Less: earnings allocated to participating stock	—	348	—	1,004
Net income available to common shareholders, after required adjustments for the calculation of basic EPS	$514	$3,524	$5,130	$5,723

Basic shares	28,693,741	23,373,262	28,692,019	20,421,506
Preferred shares - dilutive	—	2,305,012	—	3,584,423
Unvested restricted shares - dilutive	—	—	—	3,867
Stock options - dilutive	452,751	331,395	451,488	235,673
Diluted shares	29,146,492	26,009,669	29,143,507	24,245,469

Earnings per common share:
Basic	$0.02	$0.15	$0.18	$0.28
Diluted	$0.02	$0.15	$0.18	$0.28

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive shares (1)	67,000	59,000	67,000	155,000

(1)	Includes stock options not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[13] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts related to certain of the Company’s fixed-rate loan assets. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers. The Company manages a matched book with respect to its derivative instruments offered as a part of this service to its customers in order to minimize its net risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2014 and December 31, 2013:

	Asset Derivatives		Liability Derivatives
	as of June 30, 2014		as of June 30, 2014
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$598
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4,150	Other liabilities	$4,464

	Asset Derivatives		Liability Derivatives
	as of December 31, 2013		as of December 31, 2013
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$736
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,417	Other liabilities	$3,515

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2014, the Company had five interest rate swaps, with a notional amount of $7.7 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk is considered insignificant for six months ended June 30, 2014 and 2013. There were no counterparty default losses on derivatives for the six months ended June 30, 2014 and 2013.

For the five derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2014, the Company recognized gains of $1,000 and $4,000 in non-interest income related to hedge ineffectiveness. The Company also recognized a decrease to interest income of $84,000 and $167,000 for the three and six months ended June 30, 2014, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2014, the Company had 86 derivative transactions with an aggregate notional amount of $307.6 million related to this program. During the three and six months ended June 30, 2014, the Company recognized a net loss of $109,000 and $214,000 related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended June 30,
(Dollars in thousands)		2014	2013
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(84)	$(112)
	Non-interest income (expense)	1	9
Total		$(83)	$(103)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$(109)	$135
Total		$(109)	$135

		Six Months Ended June 30,
(Dollars in thousands)		2014	2013
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(167)	$(230)
	Non-interest income (expense)	4	1
Total		$(163)	$(229)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$(214)	$126
Total		$(214)	$126

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

As of June 30, 2014, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $4.9 million. As of June 30, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.3 million. If the Company had breached any of these provisions as of June 30, 2014, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$32,062	$—	$32,062
Trust preferred securities	—	17,163	—	17,163
Non-agency mortgage-backed securities	—	11,876	—	11,876
Agency collateralized mortgage obligations	—	60,724	—	60,724
Agency mortgage-backed securities	—	34,701	—	34,701
Agency debentures	—	16,712	—	16,712
Interest rate swaps	—	4,150	—	4,150
Total financial assets	—	177,388	—	177,388

Financial liabilities:
Interest rate swaps	—	5,062	—	5,062
Total financial liabilities	$—	$5,062	$—	$5,062

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$56,388	$—	$56,388
Trust preferred securities	—	15,624	—	15,624
Non-agency mortgage-backed securities	—	7,694	—	7,694
Agency collateralized mortgage obligations	—	81,951	—	81,951
Agency mortgage-backed securities	—	36,311	—	36,311
Agency debentures	—	4,613	—	4,613
Interest rate swaps	—	3,417	—	3,417
Total financial assets	—	205,998	—	205,998

Financial liabilities:
Interest rate swaps	—	4,251	—	4,251
Total financial liabilities	$—	$4,251	$—	$4,251

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$22,290	$22,290
Other real estate owned	—	—	1,413	1,413
Total assets	$—	$—	$23,703	$23,703

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$15,348	$15,348
Other real estate owned	—	—	1,413	1,413
Total assets	$—	$—	$16,761	$16,761

As of June 30, 2014, the Company recorded $6.3 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $6.7 million, and as a result of adjusting the value based upon the discounted cash flow to $15.6 million as of June 30, 2014.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment	$6,679	(2)	Appraisal value	Discount due to salability conditions	11%

Loans measured for impairment	$15,611	(3)	Discounted cash flow	Lack of market data	12%

Other real estate owned	$1,413		Appraisal value	Discount due to salability conditions	18%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $6.7 million are net of specific reserve of $1.6 million.

(3)	Loans measured for impairment based on discounted cash flow of $15.6 million are net of specific reserve of $4.8 million.

	December 31, 2013
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment	$8,246	(2)	Appraisal value	Discount due to salability conditions	10%

Loans measured for impairment	$7,102	(3)	Discounted cash flow	Lack of market data	14%

Other real estate owned	$1,413		Appraisal value	Discount due to salability conditions	18%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $8.2 million are net of specific reserve of $2.8 million.

(3)	Loans measured for impairment based on discounted cash flow of $7.1 million are net of specific reserve of $2.7 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$192,523	$192,523	$146,558	$146,558
Investment securities available-for-sale	2	173,238	173,238	202,581	202,581
Investment securities held-to-maturity	2	30,202	30,354	25,263	24,457
Loans held-for-investment, net	3	2,181,435	2,183,857	1,841,779	1,860,693
Accrued interest receivable	2	5,624	5,624	6,180	6,180
Investment management fees receivable	2	6,881	6,881	—	—
Federal Home Loan Bank stock	2	6,655	6,655	2,336	2,336
Bank owned life insurance	2	52,524	52,524	41,882	41,882
Interest rate swaps	2	4,150	4,150	3,417	3,417
Other real estate owned	3	1,413	1,413	1,413	1,413

Financial liabilities:
Deposits	2	$2,225,770	$2,227,294	$1,961,705	$1,963,611
Borrowings	2	155,000	155,165	20,000	20,008
Interest rate swaps	2	5,062	5,062	4,251	4,251

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2014 and December 31, 2013:

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

[15] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended June 30,
	2014	2013
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(1,122)	$1,018
Increase (decrease) in unrealized holding gains (losses)	863	(2,340)
Gains reclassified from other comprehensive income (loss) (1)	(266)	—
Net other comprehensive income (loss)	597	(2,340)
Balance, end of period	$(525)	$(1,322)

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $414,000 and $0, net of income tax expense of $148,000 and $0 for the three months ended June 30, 2014 and 2013, respectively.

	Six Months Ended June 30,
	2014	2013
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(1,744)	$1,671
Increase (decrease) in unrealized holding gains (losses)	2,136	(2,489)
Gains reclassified from other comprehensive income (loss) (1)	(917)	(504)
Net other comprehensive income (loss)	1,219	(2,993)
Balance, end of period	$(525)	$(1,322)

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $1.4 million and $784,000, net of income tax expense of $511,000 and $280,000 for the six months ended June 30, 2014 and 2013, respectively.

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

•
The Investment Management segment provides advisory and sub-advisory investment management services to primarily institutional plan sponsors through the Chartwell Investment Partners, Inc. subsidiary and also provides distribution and marketing efforts for Chartwell's proprietary investment products through the Chartwell TSC Securities Corp. subsidiary.

The following tables provide financial information for the two segments of the Company as of and for the periods indicated.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Assets:	(unaudited)
Bank	$2,665,718	$2,290,509
Investment management	67,203	—
Total assets	$2,732,921	$2,290,509

	Three Months Ended June 30, 2014
(Dollars in thousands)	Bank	Investment Management	Consolidated
	(unaudited)
Income statement data:
Interest income	$18,991	$—	$18,991
Interest expense	2,953	—	2,953
Net interest income	16,038	—	16,038
Provision for loan losses	9,109	—	9,109
Net interest income after provision for loan losses	6,929	—	6,929
Non-interest income:
Investment management fees	—	7,509	7,509
Net gain on the sale of investment securities available-for-sale	414	—	414
Other non-interest income	1,157	41	1,198
Total non-interest income	1,571	7,550	9,121
Non-interest expense:
Amortization expense	—	390	390
Other non-interest expense	9,857	5,237	15,094
Non-interest expense	9,857	5,627	15,484
Income (loss) before tax	(1,357)	1,923	566
Income tax expense (benefit)	(780)	832	52
Net income (loss)	$(577)	$1,091	$514

	Six Months Ended June 30, 2014
(Dollars in thousands)	Bank	Investment Management (1)	Consolidated
Income statement data:	(unaudited)
Interest income	$37,299	$—	$37,299
Interest expense	5,399	—	5,399
Net interest income	31,900	—	31,900
Provision for loan losses	9,717	—	9,717
Net interest income after provision for loan losses	22,183	—	22,183
Non-interest income:
Investment management fees	—	9,963	9,963
Net gain on the sale of investment securities available-for-sale	1,428	—	1,428
Other non-interest income	2,169	41	2,210
Total non-interest income	3,597	10,004	13,601
Non-interest expense:
Intangible amortization expense	—	520	520
Other non-interest expense	20,720	7,036	27,756
Non-interest expense	20,720	7,556	28,276
Income before tax	5,060	2,448	7,508
Income tax expense	1,325	1,053	2,378
Net income	$3,735	$1,395	$5,130

(1)	The Investment Management segment activity began on March 5, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and six months ended June 30, 2014. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

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

General

We are a bank holding company that now operates through two reporting segments: Bank and Investment Management. The Bank segment generates most of its revenue from interest on loans and investments, loan related fees and deposit-related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. The Investment Management segment originated through the acquisition of substantially all of the assets of Chartwell Investment Partners, LP which was consummated on March 5, 2014, and the recent formation of Chartwell TSC Securities Corp., which is in the process of registering to become a licensed broker-dealer with the SEC and FINRA. The Investment Management segment generates most of its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

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

Executive Overview

TriState Capital Holdings, Inc. (the "Company") is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the "Bank"), a Pennsylvania chartered bank, Chartwell Investment Partners, Inc. ("Chartwell"), a registered investment advisory company, and Chartwell TSC Securities Corp. ("CTSC Securities"), which is applying to be registered as a broker-dealer with the SEC and FINRA. Through our bank subsidiary we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment advisory subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Through our broker-dealer subsidiary, once registered, we will provide distribution and marketing efforts for Chartwell's proprietary investment products.

For the three months ended June 30, 2014, our net income was $514,000 compared to $3.9 million for the same period in 2013, a decrease of $3.4 million, or 86.7%, primarily due to the impact of (1) a $754,000, or 4.9%, increase in our net interest income, (2) an increase in provision for loan losses of $8.4 million, (3) an increase in non-interest income of $7.8 million largely related to investment management fees, (4) an increase of $5.5 million in our non-interest expense largely related to the addition of Chartwell and overall cost increases and (5) a $2.0 million decrease in income taxes.

For the six months ended June 30, 2014, our net income was $5.1 million compared to $6.7 million for the same period in 2013, a decrease of $1.6 million, or 23.7%, primarily due to the impact of (1) a $2.3 million, or 7.7%, increase in our net interest income, (2) an increase in provision for loan losses of $6.9 million, (3) an increase in non-interest income of $10.5 million largely related to investment management fees, (4) an increase of $8.7 million in our non-interest expense largely related to the addition of Chartwell and overall cost increases and (5) a $1.2 million decrease in income taxes.

Our diluted EPS was $0.02 for the three months ended June 30, 2014, compared to $0.15 for the same period in 2013. The decrease is a result of a decrease of $3.4 million, or 86.7%, in our net income available to common shareholders and the dilutive impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering (net proceeds of $66.0 million).

Our diluted EPS was $0.18 for the six months ended June 30, 2014, compared to $0.28 for the same period in 2013. The decrease is a result of a decrease of $1.6 million, or 23.7%, in our net income available to common shareholders and the dilutive impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering (net proceeds of $66.0 million).

Our annualized return on average assets was 0.08% for the three months ended June 30, 2014, as compared to 0.72% for the same period in 2013, and 0.41% for the six months ended June 30, 2014, as compared to 0.64% for the same period in 2013. Our annualized return on average equity was 0.68% and 3.45%, for the three and six months ended June 30, 2014, respectively, as compared to 6.01% and 5.67% for the same periods in 2013. The decrease in both ratios is the result of the lower net income for the three and six months ended June 30, 2014, as discussed above.

Our annualized net interest margin was 2.55% for the three months ended June 30, 2014 and 2.69% for the six months ended June 30, 2014 as compared to 2.91% and 2.89%, respectively, for the same periods in 2013. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the bank has made its fastest growing channel. Consistent with pricing in the bank’s legacy private banking portfolio, acquired marketable-securities-backed loans carried an average yield of 2.25%. In addition, cash balances were higher than anticipated throughout the quarter as we continue to develop long-term deposit relationships.

For the three and six months ended June 30, 2014, the Bank's efficiency ratio was 57.32% and 60.69%, respectively, (adjusted for non-recurring acquisition costs) as compared to 60.04% and 61.34%, respectively, for the same periods in 2013, primarily as a result of lower incentive compensation accruals due to the results for the three and six months ended June 30, 2014. Our non-interest expense to average assets for the three and six months ended June 30, 2014, was 2.34% and 2.28%, respectively, compared to 1.84% and 1.86%, respectively, for the same periods in 2013. The increase is due to the addition of Chartwell operating expenses since the closing of the acquisition in March 2014.

For the three months ended June 30, 2014, total revenue increased $8.2 million, or 49.2%, to $24.7 million from $16.6 million for the same period in 2013, driven by growth in investment management fees and growth in our loan income. Pre-tax, pre-provision net revenue increased $2.6 million, or 39.7%, to $9.3 million for the three months ended June 30, 2014, from $6.6 million for the same period in 2013, primarily resulting from growth of $8.2 million, or 49.2%, in total revenue, partially offset by an increase of $5.5 million, or 55.5%, in non-interest expense.

For the six months ended June 30, 2014, total revenue increased $12.1 million, or 38.0%, to $44.1 million from $31.9 million for the same period in 2013, driven by investment management fees and growth in our loan income, as well as a decrease in the cost of funds. Pre-tax, pre-provision net revenue increased $3.4 million, or 27.9%, to $15.8 million for the six months ended June 30, 2014, from $12.3 million for the same period in 2013, primarily resulting from growth of $12.1 million, or 38.0%, in total revenue, partially offset by an increase of $8.7 million, or 44.4%, in non-interest expense.

Total assets of $2.7 billion as of June 30, 2014, increased $442.4 million, or 39.0% on an annualized basis, from December 31, 2013. Total loans grew by $343.5 million to $2.2 billion as of June 30, 2014, an annualized increase of 37.2% from December 31, 2013, as a result of growth in our commercial real estate and private banking loan portfolios. The private banking portfolio growth includes approximately $220 million in acquired loans. Total deposits increased $264.1 million, or 27.1% on an annualized basis, to $2.2 billion as of June 30, 2014, from $2.0 billion, as of December 31, 2013.

Non-performing assets to total assets increased to 1.08% as of June 30, 2014, from 0.95% as of December 31, 2013 due to the addition of two non-performing loans in the first six months of 2014. Annualized net charge-offs to average loans for the three months ended June 30, 2014, was 0.95%, as compared to 0.13% for the same period in 2013. Annualized net charge-offs to average loans for the six months ended June 30, 2014, was 0.60%, as compared to 0.36% for the same period in 2013.

The allowance for loan losses to total loans increased to 1.04% as of June 30, 2014, from 1.02% as of December 31, 2013. The allowance for loan losses to non-performing loans decreased to 81.43% as of June 30, 2014, from 93.61% as of December 31, 2013 due to the addition of two non-performing loans in the first six months of 2014.

Provision for loan losses was $9.1 million for the three months ended June 30, 2014, compared to $671,000 for the same period of 2013. $6.8 million of the provision expense for the three months ended June 30, 2014, was driven by the impact of $5.5 million in charge-offs, of which $4.6 million was related to a single non-performing commercial and industrial loan. The balance of $2.3 million related to growth of the loan portfolio and loans that were downgraded during the quarter. The provision for loan losses was $9.7 million for the six months ended June 30, 2014, compared to $2.8 million for the same period in 2013.

Our book value per common share increased $0.23 or 2.2%, to $10.48 as of June 30, 2014, from $10.25 as of December 31, 2013 as a result of our net income. Our tangible equity to tangible assets ratio decreased to 9.25% as of June 30, 2014, from 12.83% as of December 31, 2013, primarily the result of the goodwill and other intangible assets acquired in the Chartwell acquisition.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible equity,” “tangible equity to tangible assets,” “total revenue,” “pre-tax, pre-provision net revenue,” and “efficiency ratio.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

“Tangible equity” is defined as shareholders' equity reduced by intangible assets, including goodwill, if any. We believe this measure is important to management and investors to better understand and assess changes from period to period in shareholders' equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a business purchase combination, has the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets.

“Tangible equity to tangible assets” is defined as the ratio of shareholders' equity reduced by intangible assets, divided by total assets reduced by intangible assets. We believe this measure is important to many investors who are interested in relative changes from period to period in equity and total assets, each exclusive of changes in intangible assets.

“Total revenue” is defined as net interest income and non-interest income, excluding gains and losses on the sale of investment securities available-for-sale. We believe adjustments made to our operating revenue allow management and investors to better assess our operating revenue by removing the volatility that is associated with certain other items that are unrelated to our core business.

“Pre-tax, pre-provision net revenue” is defined as net income, without giving effect to loan loss provision and income taxes, and excluding gains and losses on the sale of investment securities available-for-sale. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for loan losses or other items that are unrelated to our core business.

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

(Dollars in thousands, except share and per share data)	June 30, 2014	December 31, 2013
Tangible equity to tangible assets:
Total shareholders' equity	$300,983	$293,945
Less: intangible assets	53,108	—
Tangible equity	$247,875	$293,945
Total assets	$2,732,921	$2,290,509
Less: intangible assets	53,108	—
Tangible assets	$2,679,813	$2,290,509
Tangible equity to tangible assets	9.25%	12.83%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Pre-tax, pre-provision net revenue:
Net interest income before provision for loan losses	$16,038	$15,284	$31,900	$29,628
Total non-interest income	9,121	1,304	13,601	3,092
Less: net gain on the sale of investment securities available-for-sale	414	—	1,428	784
Total revenue	24,745	16,588	44,073	31,936
Less: total non-interest expense	15,484	9,960	28,276	19,588
Pre-tax, pre-provision net revenue	$9,261	$6,628	$15,797	$12,348

Efficiency ratio:
Total non-interest expense (numerator)	$15,484	$9,960	$28,276	$19,588
Total revenue (denominator)	$24,745	$16,588	$44,073	$31,936
Efficiency ratio	62.57%	60.04%	64.16%	61.34%

Efficiency ratio, as adjusted:
Less: non-recurring expenses	$—	$—	$45	$—
Less: intangible amortization expenses	390	—	520	—
Total non-interest expense, as adjusted (numerator)	$15,094	$9,960	$27,711	$19,588
Total revenue (denominator)	$24,745	$16,588	$44,073	$31,936
Efficiency ratio, as adjusted	61.00%	60.04%	62.88%	61.34%

BANK SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Bank pre-tax, pre-provision net revenue:
Net interest income before provision for loan losses	$16,038	$15,284	$31,900	$29,628
Total non-interest income	1,571	1,304	3,597	3,092
Less: net gain on the sale of investment securities available-for-sale	414	—	1,428	784
Total revenue	17,195	16,588	34,069	31,936
Less: total non-interest expense	9,857	9,960	20,720	19,588
Pre-tax, pre-provision net revenue	$7,338	$6,628	$13,349	$12,348

Bank efficiency ratio:
Total non-interest expense (numerator)	$9,857	$9,960	$20,720	$19,588
Total revenue (denominator)	$17,195	$16,588	$34,069	$31,936
Efficiency ratio	57.32%	60.04%	60.82%	61.34%

Bank efficiency ratio, as adjusted:
Less: non-recurring expenses	$—	$—	$45	$—
Total non-interest expense, as adjusted (numerator)	$9,857	$9,960	$20,675	$19,588
Total revenue (denominator)	$17,195	$16,588	$34,069	$31,936
Efficiency ratio, as adjusted	57.32%	60.04%	60.69%	61.34%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 72.4% and 92.8% of total revenue for the six months ended June 30, 2014 and 2013, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest income	$18,991	$18,183	$37,299	$35,582
Fully taxable equivalent adjustment	59	58	118	109
Interest income adjusted	19,050	18,241	37,417	35,691
Interest expense	2,953	2,899	5,399	5,954
Net interest income adjusted	$16,097	$15,342	$32,018	$29,737

Yield on earning assets	3.01%	3.46%	3.15%	3.46%
Cost of interest-bearing liabilities	0.54%	0.65%	0.53%	0.67%
Net interest spread	2.47%	2.81%	2.62%	2.79%
Net interest margin (1)	2.55%	2.91%	2.69%	2.89%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended June 30, 2014 and 2013. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a tax equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$214,268	$173	0.32%	$166,108	$163	0.39%
Federal funds sold	7,911	1	0.05%	9,637	2	0.08%
Investment securities available-for-sale	158,987	463	1.17%	206,221	786	1.53%
Investment securities held-to-maturity	25,499	219	3.44%	6,700	46	2.75%
Investment securities trading	—	—	—%	3,211	16	2.00%
Total loans	2,129,381	18,194	3.43%	1,725,440	17,228	4.00%
Total interest-earning assets	2,536,046	19,050	3.01%	2,117,317	18,241	3.46%
Other assets	122,878			48,455
Total assets	$2,658,924			$2,165,772

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$59,805	$27	0.18%	$5,809	$—	—%
Money market deposit accounts	1,104,147	1,075	0.39%	933,167	957	0.41%
Time deposits (excluding CDARS®)	497,778	1,035	0.83%	489,704	1,238	1.01%
CDARS® time deposits	421,555	555	0.53%	348,720	682	0.78%
Borrowings:
FHLB borrowing	105,714	102	0.39%	20,000	22	0.44%
Subordinated notes payable	9,615	159	6.63%	—	—	—%
Total interest-bearing liabilities	2,198,614	2,953	0.54%	1,797,400	2,899	0.65%
Noninterest-bearing deposits	125,633			79,824
Other liabilities	31,960			30,061
Shareholders' equity	302,717			258,487
Total liabilities and shareholders' equity	$2,658,924			$2,165,772

Net interest income		$16,097			$15,342
Net interest spread			2.47%			2.81%
Net interest margin (1)			2.55%			2.91%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended June 30, 2014 and 2013. Net interest income, calculated on a fully taxable equivalent basis, increased $755,000 or 4.9%, to $16.1 million for the three months ended June 30, 2014, from $15.3 million for the same period in 2013. The increase in net interest income for the three months ended June 30, 2014, was primarily attributable to a $418.7 million, or 19.8%, increase in average interest-earning assets, while net interest margin decreased to 2.55% for the three months ended June 30, 2014 compared to 2.91% for the same period in 2013. The increase in net interest income reflects an increase of $809,000, or 4.4%, in interest income, coupled with an increase of $54,000, or 1.9%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $403.9 million, or 23.4%, which is our highest yielding earning asset and the Bank's core business, as well as an increase of $18.8 million in average investment securities held-to-maturity, partially offset by a decrease of $47.2 million, or 22.9%, in average investment securities available-for-sale, a decrease of 57 basis points in yield on our loans and a decrease of 36 basis points in the yield on investment securities available-for-sale. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the bank has made its fastest growing channel. The overall yield on interest-earning assets declined 45 basis points to 3.01% for the three months ended June 30, 2014, as compared to 3.46% for the same period in 2013, primarily as a result of the lower yield on loans, including the recent loan purchase of a portfolio backed by cash and marketable securities with an average yield of 2.25%.

Interest expense on interest-bearing liabilities of $3.0 million, for the three months ended June 30, 2014, increased $54,000 or 1.9% from the same period in 2013 as a result of a decrease of 11 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2013, more than offset by an increase of $401.2 million or 22.3% in average interest-bearing liabilities for the three months ended June 30, 2014. The decrease in average rate paid was reflective of decreases in rates paid in the three largest interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $171.0 million, or 18.3%, in average money market deposit accounts and an increase of $72.8 million, or 20.9%, in average CDARS® time deposits, an increase in average FHLB borrowings of $85.7 million and the recent issuance of subordinated debt.

The following table analyzes the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended June 30, 2014 and 2013. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30,
	2014 over 2013
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(32)	$42	$10
Federal funds sold	(1)	—	(1)
Investment securities available-for-sale	(164)	(159)	(323)
Investment securities held-to-maturity	14	159	173
Investment securities trading	—	(16)	(16)
Total loans	(2,707)	3,673	966
Total increase (decrease) in interest income	(2,890)	3,699	809

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	27	—	27
Money market deposit accounts	(50)	168	118
Time deposits (excluding CDARS®)	(223)	20	(203)
CDARS® time deposits	(251)	124	(127)
Borrowings:
FHLB borrowing	(3)	83	80
Subordinated notes payable	—	159	159
Total increase (decrease) in interest expense	(500)	554	54
Total increase (decrease) in net interest income	$(2,390)	$3,145	$755

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the six months ended June 30, 2014 and 2013. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a tax equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Six Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$198,116	$323	0.33%	$171,944	$313	0.37%
Federal funds sold	7,740	2	0.05%	10,167	6	0.12%
Investment securities available-for-sale	173,354	1,126	1.31%	204,954	1,721	1.69%
Investment securities held-to-maturity	25,377	437	3.47%	3,368	46	2.75%
Investment securities trading	—	—	—%	2,679	27	2.03%
Total loans	1,994,226	35,529	3.59%	1,685,114	33,578	4.02%
Total interest-earning assets	2,398,813	37,417	3.15%	2,078,226	35,691	3.46%
Other assets	98,202			46,384
Total assets	$2,497,015			$2,124,610

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$42,054	$33	0.16%	$5,553	$1	0.04%
Money market deposit accounts	1,033,444	1,955	0.38%	917,916	1,936	0.43%
Time deposits (excluding CDARS®)	482,162	2,022	0.85%	486,813	2,546	1.05%
CDARS® time deposits	420,866	1,107	0.53%	351,288	1,428	0.82%
Borrowings:
FHLB borrowing	63,204	123	0.39%	20,000	43	0.43%
Subordinated notes payable	4,834	159	6.63%	—	—	—%
Total interest-bearing liabilities	2,046,564	5,399	0.53%	1,781,570	5,954	0.67%
Noninterest-bearing deposits	125,702			80,581
Other liabilities	24,484			23,019
Shareholders' equity	300,265			239,440
Total liabilities and shareholders' equity	$2,497,015			$2,124,610

Net interest income		$32,018			$29,737
Net interest spread			2.62%			2.79%
Net interest margin (1)			2.69%			2.89%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Six Months Ended June 30, 2014 and 2013. Net interest income, calculated on a fully taxable equivalent basis, increased $2.3 million or 7.7%, to $32.0 million for the six months ended June 30, 2014, from $29.7 million for the same period in 2013. The increase in net interest income for the six months ended June 30, 2014, was primarily attributable to a $320.6 million, or 15.4%, increase in average interest-earning assets, while net interest margin declined to 2.69% for the six months ended June 30, 2014, as compared to 2.89% for the same period in 2013. The increase in net interest income reflects an increase of $1.7 million, or 4.8%, in interest income, coupled with a decrease of $555,000, or 9.3%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $309.1 million, or 18.3%, which is our highest yielding earning asset and the Bank's core business, as well as an increase of $22.0 million in average investment securities held-to-maturity, partially offset by a decrease of $31.6 million, or 15.4%, in average investment securities available-for-sale, a decrease of 43 basis points in yield on our loans and a decrease of 38 basis points in yield on investment securities available-for-sale. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the bank has made its fastest growing channel. The overall yield on interest-earning assets declined 31 basis points to 3.15% for the six months ended June 30, 2014, as compared to 3.46% for the same period in 2013, primarily as a result of the lower yield on loans, including the recent loan purchase of a portfolio backed by cash and marketable securities with an average yield of 2.25%.

Interest expense on interest-bearing liabilities of $5.4 million, for the six months ended June 30, 2014, decreased $555,000 or 9.3% from the same period in 2013 as a result of a decrease of 14 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2013, partially offset by an increase of $265.0 million or 14.9% in average interest-bearing liabilities for the six months ended June 30, 2014. The decrease in average rate paid was reflective of decreases in rates paid in the three largest interest-bearing deposit categories, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $115.5 million, or 12.6%, in average money market deposit accounts and an increase of $69.6 million, or 19.8%, in average CDARS® time deposits, an increase in average FHLB borrowings of $43.2 million and the recent issuance of subordinated debt.

The following table analyzes the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the six months ended June 30, 2014 and 2013. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Six Months Ended June 30,
	2014 over 2013
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(35)	$45	$10
Federal funds sold	(3)	(1)	(4)
Investment securities available-for-sale	(354)	(241)	(595)
Investment securities held-to-maturity	15	376	391
Investment securities trading	—	(27)	(27)
Total loans	(3,795)	5,746	1,951
Total increase (decrease) in interest income	(4,172)	5,898	1,726

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	11	21	32
Money market deposit accounts	(211)	230	19
Time deposits (excluding CDARS®)	(500)	(24)	(524)
CDARS® time deposits	(568)	247	(321)
Borrowings:
FHLB borrowing	(4)	84	80
Subordinated notes payable	—	159	159
Total increase (decrease) in interest expense	(1,272)	717	(555)
Total increase (decrease) in net interest income	$(2,900)	$5,181	$2,281

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

Provision for Loan Losses for the Three Months Ended June 30, 2014 and 2013. We recorded a $9.1 million and $671,000 provision for loan losses for the three months ended June 30, 2014 and 2013, respectively. The provision for the three months ended June 30, 2014, was comprised of $6.8 million driven by the impact of $5.5 million in charge-offs related to two non-performing commercial and industrial loans, $1.9 million for loans that were downgraded during the quarter and $0.4 million related to growth of the loan portfolio. The provision for loan losses for the three months ended June 30, 2013, was largely driven by the impact of a charge-off for $643,000 for the three months ended June 30, 2013, on one commercial and industrial loan. There were no charge-offs for the private banking portfolio for the three months ended June 30, 2014 and 2013.

Provision for Loan Losses for the Six Months Ended June 30, 2014 and 2013. We recorded a $9.7 million and $2.8 million provision for loan losses for the six months ended June 30, 2014 and 2013, respectively. The provision for the six months ended June 30, 2014, was comprised of a) an increase in specific reserves on four commercial and industrial loans (of which three were subsequently charged off totaling $6.4 million) and b) increased general reserves for loans that were downgraded during the second quarter, partially offset by c) a decrease in specific reserves on one commercial and industrial loan which paid off and d) a decrease in the general reserve of the commercial real estate portfolio. The provision for loan losses for the six months ended June 30, 2013 was largely driven by the impact of charge-offs totaling $3.1 million for the six months ended June 30, 2013, on two commercial and industrial loans and one commercial real estate loan. There were no charge-offs for the private banking portfolio for the six months ended June 30, 2014 and 2013.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees for Chartwell and for the Bank certain fees generated from loan and deposit relationships with our customers, coupled with income generated from swap transactions entered into as a direct result of transactions with our customers. In addition, from time to time as opportunities arise, we sell portions of our investment securities available-for-sale portfolio. Gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses are impacted by a number of factors, including the nature of the security sold, the purpose of the sale, the interest rate environment and other market conditions.

The following table presents the components of our non-interest income for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		2014 Change from 2013
(Dollars in thousands)	2014	2013	Amount	Percent
Investment management fees	$7,509	$—	7,509	—%
Service charges	154	123	31	25.2%
Net gain on the sale of investment securities available-for-sale	414	—	414	—%
Swap fees	255	321	(66)	(20.6)%
Commitment and other fees	486	514	(28)	(5.4)%
Other income (1)	303	346	(43)	(12.4)%
Total non-interest income	$9,121	$1,304	$7,817	599.5%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets, trading income and other general operating income.

Non-Interest Income for the Three Months Ended June 30, 2014 and 2013. Our non-interest income was $9.1 million for the three months ended June 30, 2014, an increase of $7.8 million, or 599.5%, from $1.3 million for the same period in 2013, primarily related to increases in investment management fees and net gain on the sale of investment securities available-for-sale partially offset by decreases in swap fees and other income.

•
Investment management fees were $7.5 million for the three months ended June 30, 2014, which represents three months of revenue for Chartwell, based on assets under management of $7.9 billion at June 30, 2014.

•	Net gain on the sale of investment securities available-for-sale was $414,000 for the three months ended June 30, 2014, compared to zero for the same period in 2013.

•
Swap fees for the three months ended June 30, 2014, represented a decrease of $66,000 compared to the same period in 2013, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

•
Other income for the three months ended June 30, 2014, decreased $43,000, compared to the same period in 2013, primarily due to $251,000 lower income resulting from a decrease in the values of our swaps partially offset by $132,000 higher income from BOLI as a result of an increase in our investment.

The following table presents the components of our non-interest income for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		2014 Change from 2013
(Dollars in thousands)	2014	2013	Amount	Percent
Investment management fees	$9,963	$—	$9,963	—%
Service charges	284	236	48	20.3%
Net gain on the sale of investment securities available-for-sale	1,428	784	644	82.1%
Swap fees	409	375	34	9.1%
Commitment and other fees	980	1,055	(75)	(7.1)%
Other income (1)	537	642	(105)	(16.4)%
Total non-interest income	$13,601	$3,092	$10,509	339.9%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets, trading income and other general operating income.

Non-Interest Income for the Six Months Ended June 30, 2014 and 2013. Our non-interest income was $13.6 million for the six months ended June 30, 2014, an increase of $10.5 million, or 339.9%, from $3.1 million for the same period in 2013, primarily related to increases in investment management fees and net gain on the sale of investment securities available-for-sale partially offset by decreases in commitment and other fees and other income.

•
Investment management fees were $10.0 million for the six months ended June 30, 2014, which represents four months of revenue for Chartwell, based on assets under management of $7.9 billion at June 30, 2014.

•	Net gain on the sale of investment securities available-for-sale was $1.4 million for the six months ended June 30, 2014, compared to $784,000 for the same period in 2013.

•	Commitment and other fees for the six months ended June 30, 2014, decreased $75,000, compared to the same period in 2013, driven by fluctuations in fees related to loans and loan commitments.

•
Other income for the six months ended June 30, 2014, decreased $105,000, compared to the same period in 2013, primarily due to $363,000 lower income resulting from a decrease in the values of our swaps and $116,000 lower trading income on our trading investment securities partially offset by $290,000 higher income from BOLI as a result of an increase in our investment.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended June 30, 2014 and for the Bank segment for the three months ended June 30, 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30,
		Investment			Bank Segment 2014 Change from 2013
(Dollars in thousands)	Bank	Management	Consolidated	2013	Amount	Percent
Compensation and employee benefits	$5,544	$4,447	$9,991	$6,266	$(722)	(11.5)%
Premises and occupancy costs	825	185	1,010	774	51	6.6%
Professional fees	843	52	895	907	(64)	(7.1)%
FDIC insurance expense	454	—	454	322	132	41.0%
General insurance expense	243	38	281	212	31	14.6%
State capital shares tax	313	—	313	337	(24)	(7.1)%
Travel and entertainment expense	513	178	691	374	139	37.2%
Data processing expense	233	—	233	202	31	15.3%
Intangible amortization expense	—	390	390	—	—	—%
Other operating expenses (1)	889	337	1,226	566	323	57.1%
Total non-interest expense	$9,857	$5,627	$15,484	$9,960	$(103)	(1.0)%

Full-time equivalent employees (2)	136	48	184	121	15	12.4%

(1)
Other operating expenses includes such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Three Months Ended June 30, 2014 and 2013. Our non-interest expense for the three months ended June 30, 2014, increased $5.5 million, or 55.5%, as compared to the same period in 2013, of which $103,000 relates to the decrease in expenses of the Bank segment and $5.6 million relates to the Investment Management segment, which commenced activity on March 5, 2014. The changes in the Bank segment's expenses are described below.

Bank Segment:

•
Compensation and employee benefits for the three months ended June 30, 2014, decreased by $722,000, compared to the same period in 2013. The decrease was primarily the result of lower incentive accruals due to the results for the three months ended June 30, 2014, partially offset by an increase in the number of full-time equivalent employees and the overall increased wage and benefits costs of our existing employees.

•	FDIC insurance expense increased $132,000 for the three months ended June 30, 2014, as compared to the same period in 2013, largely related to increased asset levels.

•
Travel and entertainment expenses for the three months ended June 30, 2014, increased by $139,000, compared to the same period in 2013, due to additional travel related costs for marketing Chartwell products to bank intermediary partners and an increase in the number of relationship managers from the prior period.

•
Other operating expenses for the three months ended June 30, 2014, increased by $323,000, compared to the same period in 2013, primarily as a result of an increase of $107,000 in investor relations related to being a publicly traded company, $103,000 higher provision expense for increased unfunded commitment levels and $54,000 increase in loan related expenses.

The following table presents the components of our non-interest expense by operating segment for the six months ended June 30, 2014 and for the Bank segment for the six months ended June 30, 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30,
		Investment			Bank Segment 2014 Change from 2013
(Dollars in thousands)	Bank	Management	Consolidated	2013	Amount	Percent
Compensation and employee benefits	$12,290	$5,939	$18,229	$12,542	$(252)	(2.0)%
Premises and occupancy costs	1,669	246	1,915	1,554	115	7.4%
Professional fees	1,728	67	1,795	1,610	118	7.3%
FDIC insurance expense	862	—	862	687	175	25.5%
General insurance expense	484	50	534	349	135	38.7%
State capital shares tax	627	—	627	657	(30)	(4.6)%
Travel and entertainment expense	870	256	1,126	659	211	32.0%
Data processing expense	456	—	456	379	77	20.3%
Intangible amortization expense	—	520	520	—	—	—%
Other operating expenses (1)	1,734	478	2,212	1,151	583	50.7%
Total non-interest expense	$20,720	$7,556	$28,276	$19,588	$1,132	5.8%

(1)
Other operating expenses includes such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Six Months Ended June 30, 2014 and 2013. Our non-interest expense for the six months ended June 30, 2014, increased $8.7 million, or 44.4%, as compared to the same period in 2013, of which $1.1 million relates to the increase in expenses of the Bank segment and $7.6 million relates to the Investment Management segment, which commenced activity on March 5, 2014. The changes in the Bank segment's expenses are described below.

Bank Segment:

•
Compensation and employee benefits for the six months ended June 30, 2014, decreased by $252,000, compared to the same period in 2013. The decrease was primarily the result of lower incentive accruals partially offset by an increase in the number of full-time equivalent employees and the overall increased wage and benefits costs of our existing employees.

•
Premises and occupancy costs for the six months ended June 30, 2014, increased by $115,000, compared to the same period in 2013, primarily as a result of higher depreciation and information technology expenses.

•
Professional fees expense increased $118,000 for the six months ended June 30, 2014, as compared to the same period in 2013, largely due to higher legal, accounting and auditing expenses related to being a newly publicly traded company.

•	FDIC insurance expense increased $175,000 for the six months ended June 30, 2014, as compared to the same period in 2013, largely related to increased asset levels.

•	General insurance expense increased $135,000 for the six months ended June 30, 2014, as compared to the same period in 2013, largely related to increased premiums from being a publicly traded company.

•
Travel and entertainment expenses for the six months ended June 30, 2014, increased by $211,000, compared to the same period in 2013, due to additional travel related costs for marketing Chartwell products to bank intermediary partners and an increase in the number of relationship managers from the prior period.

•
Other operating expenses for the six months ended June 30, 2014, increased by $583,000, compared to the same period in 2013, primarily as a result of an increase of $179,000 in investor relations related to being a publicly traded company, $203,000 higher company meeting expenses due to timing of such meetings as compared to prior year, $108,000 higher provision expense for increased unfunded commitment levels and $97,000 increase in loan related expenses.

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

Income Taxes for the Three Months Ended June 30, 2014 and 2013. For the three months ended June 30, 2014, we recognized income tax expense of $52,000 or 9.2% of income before tax, as compared to income tax expense of $2.1 million, or 35.0%, of income before tax, for the same period in 2013. Our effective tax rate for the three months ended June 30, 2014, was impacted by lower second quarter results, higher tax exempt interest income and investment tax credits earned partially offset by a higher estimated income tax rate related to the Investment Management segment.

Income Taxes for the Six Months Ended June 30, 2014 and 2013. For the six months ended June 30, 2014, we recognized income tax expense of $2.4 million or 31.7% of income before tax, as compared to income tax expense of $3.6 million, or 34.9%, of income before tax, for the same period in 2013. Our effective tax rate for the six months ended June 30, 2014, was impacted by higher tax exempt interest income and investment tax credits earned which were partially offset by a higher estimated income tax rate related to the Investment Management segment.

Financial Condition

Our total assets as of June 30, 2014, totaled $2.7 billion which was an increase of $442.4 million or 39.0% on an annualized basis, from December 31, 2013, as growth in our earning assets, which was driven primarily by growth in our loan portfolio and cash and cash equivalents. As of June 30, 2014, our loan portfolio increased $343.5 million or 37.2% on an annualized basis, to $2.2 billion, as compared to December 31, 2013. A significant component of this loan growth was a recent loan purchase which closed on April 11, 2014, for approximately $220 million. Total investment securities decreased $24.4 million or 21.6% on an annualized basis, to $203.4 million, as of June 30, 2014, from $227.8 million, as of December 31, 2013, as a result of the net activity of sales and purchases of certain securities. Cash and cash equivalents increased $46.0 million, to $192.5 million, as of June 30, 2014, from $146.6 million, as of December 31, 2013, due to overall deposit growth. Our total deposits increased $264.1 million, or 27.1% on an annualized basis, to $2.2 billion as of June 30, 2014. Our shareholders' equity increased $7.0 million to $301.0 million as of June 30, 2014, compared to $293.9 million as of December 31, 2013. This increase was primarily the result of $5.1 million in net income, partially offset by an increase of $1.2 million in other comprehensive income (loss), which represents the change in the unrealized loss on our investment portfolio.

Loans

The Bank's primary source of income is interest on loans. Our loan portfolio consists primarily of commercial and industrial loans, real estate loans secured by commercial real estate properties and loans to our private banking clients. Our loan portfolio represents the highest yielding component of our earning asset base.

The following table presents the composition of our loan portfolio by channel, as of the dates indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Middle-market banking channel loans:
Commercial and industrial	$695,313	$739,041
Commercial real estate	632,738	552,388
Total middle-market banking channel loans	1,328,051	1,291,429
Total private banking channel loans	876,206	569,346
Total loans	$2,204,257	$1,860,775

Total loans. Total loans increased by $343.5 million or 37.2% on an annualized basis, to $2.2 billion as of June 30, 2014, as compared to December 31, 2013. Our growth for the six months ended June 30, 2014, was comprised of a decrease in commercial and industrial loans of $43.7 million or 11.9% on an annualized basis, an increase in commercial real estate loans of $80.4 million or 29.3% on an annualized basis, and an increase in private banking loans of $306.9 million or 108.7% on an annualized basis. The increase in the private banking loans included acquired loans of approximately $220 million for the six months ended June 30, 2014.

Primary Loan Categories by Channel

Middle-Market Banking - Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory, equipment financing, acquisitions and recapitalizations. Cash flow from the borrower's operations is the primary source of repayment for these loans.

As of June 30, 2014, our commercial and industrial loans comprised $695.3 million or 31.5% of total loans, compared to $739.0 million or 39.7% of total loans as of December 31, 2013.

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The cash flow from income producing properties or the sale of property from construction and development loans are the primary sources of repayment for these loans.

Commercial real estate loans as of June 30, 2014, totaled $632.7 million or 28.7% of total loans, as compared to $552.4 million or 29.7% as of December 31, 2013. As of June 30, 2014, $420.0 million of total commercial real estate loans were at a floating rate and $212.7 million were at a fixed rate, as compared to $363.3 million and $189.1 million, respectively, as of December 31, 2013.

Private Banking Channel Loans. Our private banking loans include personal and commercial loans which are sourced through our private banking channel, which operates on a national basis. These loans consist primarily of loans made to high-net-worth individuals and/or trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking channel loan portfolio.

As of June 30, 2014, private banking channel loans were approximately $876.2 million or 39.8% of total loans, of which $673.1 million or 76.8% were secured by cash and marketable securities. This compared to the level, as of December 31, 2013, of $569.3 million or 30.6% of total loans, of which $349.8 million or 61.4% were secured by cash and marketable securities. The growth in loans secured by cash and marketable securities is expected to increase as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile.

Loans through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Private banking channel loans:
Secured by real estate	$171,241	$186,297
Secured by cash and marketable securities	673,136	349,766
Other	31,829	33,283
Total private banking channel loans	$876,206	$569,346

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	June 30, 2014
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$607,753	$63,198	$24,362	$695,313
Commercial real estate	419,844	147,561	65,333	632,738
Private banking	671,547	150,924	53,735	876,206
Total loans	$1,699,144	$361,683	$143,430	$2,204,257

Interest rate sensitivity:
Fixed interest rates	$49,629	$206,852	$115,898	$372,379
Floating or adjustable interest rates	1,649,515	154,831	27,532	1,831,878
Total loans	$1,699,144	$361,683	$143,430	$2,204,257

Interest Reserve Loans

As of June 30, 2014, loans with interest reserves totaled $55.9 million, which represented 2.5% of total loans, as compared to $21.7 million or 1.2% as of December 31, 2013. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio. Management has developed a methodology that is applied to each of our three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking channel loans. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on judgment as to the probable impact on each loan portfolio, and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality at least quarterly.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013
General reserves	$16,502	$13,524
Specific reserves	6,320	5,472
Total allowance for loan losses	$22,822	$18,996

Allowance for loan losses to total loans	1.04%	1.02%

As of June 30, 2014, we had specific reserves totaling $6.3 million, related to five commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $22.7 million. All of these loans were on non-accrual status as of June 30, 2014.

As of December 31, 2013, we had specific reserves totaling $5.5 million related to five commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $16.0 million. All of these loans were on non-accrual status as of December 31, 2013.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$16,459	72.1%	31.5%	$11,881	62.5%	39.7%
Commercial real estate	4,288	18.8%	28.7%	5,104	26.9%	29.7%
Private banking	2,075	9.1%	39.8%	2,011	10.6%	30.6%
Total allowance for loan losses	$22,822	100.0%	100.0%	$18,996	100.0%	100.0%

Allowance for Loan Losses as of June 30, 2014 and December 31, 2013. Our allowance for loan losses increased to $22.8 million, or 1.04%, of total loans as of June 30, 2014, as compared to $19.0 million, or 1.02% of total loans, as of December 31, 2013. The increase in the total reserve was primarily attributable to the increase in both general and specific reserves for the commercial and industrial loan portfolio offset partially by a decrease in general reserves for the commercial real estate portfolio.

Our allowance for loan losses related to commercial and industrial loans increased $4.6 million, to $16.5 million as of June 30, 2014, as compared to $11.9 million as of December 31, 2013. This increase was primarily attributable to an increase of $3.7 million in general reserves related to the impact of the charge-offs for the six months ended June 30, 2014, and loans that were downgraded during the quarter, coupled with an increase in specific reserves on two loans offset by a decrease in specific reserve on one paid off loan. Our allowance for loan losses related to commercial real estate loans decreased by $816,000, to $4.3 million as of June 30, 2014, as compared to $5.1 million as of December 31, 2013. This decrease to the general reserve was primarily attributable to the overall improved credit history of this portfolio partially offset by growth in this portfolio. Our allowance for loan losses related to private banking loans only increased $64,000, to $2.1 million as of June 30, 2014, as compared to $2.0 million as of December 31, 2013, related to the growth in this portfolio and its continued overall high credit quality.

Net Charge-Offs

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance	$18,752	$17,580	$18,996	$17,874
Charge-offs:
Commercial and industrial	(5,505)	(643)	(6,357)	(1,169)
Commercial real estate	—	—	—	(1,936)
Private banking	—	—	—	—
Total charge-offs	(5,505)	(643)	(6,357)	(3,105)
Recoveries:
Commercial and industrial	466	100	466	114
Commercial real estate	—	—	—	22
Private banking	—	—	—	—
Total recoveries	466	100	466	136
Net charge-offs	(5,039)	(543)	(5,891)	(2,969)
Provision for loan losses	9,109	671	9,717	2,803
Ending balance	$22,822	$17,708	$22,822	$17,708

Net loan charge-offs to average total loans (1)	0.95%	0.13%	0.60%	0.36%
Provision for loan losses to average total loans (1)	1.72%	0.16%	0.98%	0.34%
Allowance for loan losses to net loan charge-offs (1)	112.92%	813.05%	192.11%	295.76%
Provision for loan losses to net loan charge-offs (1)	180.77%	123.57%	164.95%	94.41%

(1)	Interim period ratios are annualized.

Net Charge-Offs for the Three Months Ended June 30, 2014. Our net loan charge-offs of $5.0 million or 0.95% of average loans on an annualized basis, for the three months ended June 30, 2014, were comprised of charge-offs of $5.5 million on two commercial and industrial loans and a recovery of $466,000 on one commercial and industrial loan.

Net Charge-Offs for the Three Months Ended June 30, 2013. Our net loan charge-offs of $543,000, or 0.13% of average loans on an annualized basis, for the three months ended June 30, 2013, were comprised of a charge-off of $643,000 of one commercial and industrial loan, partially offset by a recovery of $100,000 on one commercial and industrial loan.

Net Charge-Offs for the Six Months Ended June 30, 2014. Our net loan charge-offs of $5.9 million or 0.60% of average loans on an annualized basis, for the six months ended June 30, 2014, were comprised of charge-offs of $6.4 million on three commercial and industrial loans and a recovery of $466,000 on one commercial and industrial loan.

Net Charge-Offs for the Six Months Ended June 30, 2013. Our net loan charge-offs of $3.0 million, or 0.36% of average loans on an annualized basis, for the six months ended June 30, 2013, were comprised of charge-offs of $1.2 million of two commercial and industrial loans and $1.9 million on one commercial real estate loan, partially offset by recoveries of $114,000 on three commercial and industrial loans and $22,000 on one commercial real estate loan.

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

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, when interest or principal payments are 90 days or more past due, or when the borrower files for federal bankruptcy protection. There were no loans 90 days or more past due and still accruing interest as of June 30, 2014 and December 31, 2013, and there was no interest income recognized on these loans for the three and six months ended June 30, 2014 and 2013, while these loans were on non-accrual. As of June 30, 2014, non-performing loans were $28.0 million or 1.27% of total loans, compared to $20.3 million or 1.09% of total loans, as of December 31, 2013.

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

We had non-performing assets of $29.4 million, or 1.08% of total assets, as of June 30, 2014, as compared to $21.7 million, or 0.95% of total assets, as of December 31, 2013. The increase in non-performing assets was the result of the addition of two non-performing loans in 2014. This increase was considered within the assessment of the determination of the allowance for loan losses. As of June 30, 2014, we had two OREO properties totaling $1.4 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Non-performing loans:
Commercial and industrial	$22,365	$15,676
Commercial real estate	3,498	3,498
Private banking	2,162	1,119
Total non-performing loans	$28,025	$20,293
Other real estate owned	1,413	1,413
Total non-performing assets	$29,438	$21,706

Non-performing troubled debt restructured loans (1)	$16,070	$13,021
Performing troubled debt restructured loans	$585	$527
Loans past due 90 days and still accruing	$—	$—
Non-performing loans to total loans	1.27%	1.09%
Allowance for loan losses to non-performing loans	81.43%	93.61%
Non-performing assets to total assets	1.08%	0.95%

(1)	Included in total non-performing loans.

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

For additional information on the age analysis of past due loans segregated by class of loan for June 30, 2014 and December 31, 2013, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

We also monitor the loan portfolio through an internal risk rating system on a periodic basis. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are viewed to have a lower risk of loss than loans that are risk rated as special mention, substandard and doubtful, which are viewed to have an increasing risk of loss. Our internal risk ratings, which are consistent with regulatory guidance, are as follows:

•
Non-Rated - Loans to individuals and certain trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure that exceeds $250,000 and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by cash and marketable securities or if it becomes a criticized loan. The majority of the private banking loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies.

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

For additional information on the recorded investment in loans by credit quality indicator for June 30, 2014 and December 31, 2013, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and from time to time, securities held for trading purposes. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the consolidated statement of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders' equity, within accumulated other comprehensive income (loss), net of deferred taxes. Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are reported at amortized cost.

On a quarterly basis, we determine the fair market value of our investment securities based on information provided by multiple external sources. In addition, on a quarterly basis, we conduct an internal evaluation of changes in the fair market value of our investment securities to gain a level of comfort with the market value information received from the external sources.

Securities, like loans, are subject to interest rate and credit risk. In addition, by their nature, securities classified as available-for-sale or trading are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders' equity. As of March 31, 2014, the Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of June 30, 2014 and December 31, 2013, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity portfolio consists of certain municipal bonds, corporate bonds and agency obligations while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of June 30, 2014, was approximately 1.8, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $173.2 million in investment securities available-for-sale as of June 30, 2014, a decrease of $29.3 million, or 29.2% annualized, from December 31, 2013. This decrease was attributable to the sale of certain medium-term, fixed-rate corporate bonds offset partially by purchases of certain floating-rate corporate bonds; short-term, AAA rated, commercial mortgage backed securities; and medium-term, callable agency debentures the during the six months ended June 30, 2014. This activity effectively reduced the duration of the investment securities portfolio.

On a fair value basis, 74.9% of our available-for-sale investment securities as of June 30, 2014, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2013, floating-rate securities comprised 53.2% of our available-for-sale investment securities.

On a fair value basis, 64.7% of our available-for-sale investment securities as of June 30, 2014, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio comprised of certain corporate bonds, single-issuer trust preferred securities and non-agency commercial mortgage back securities. As of December 31, 2013, agency securities comprised 60.7% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $30.2 million and $25.3 million in investment securities held-to-maturity as of June 30, 2014 and December 31, 2013, respectively. The balance of held-to-maturity securities as of June 30, 2014, was comprised of fixed-rate municipal bonds, a fixed-rate corporate bond and a fixed-rate, callable agency debenture. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of June 30, 2014.

Trading Investment Securities. We held no investment securities trading as of June 30, 2014 and December 31, 2013. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	June 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$32,054	$54	$46	$32,062
Trust preferred securities	17,381	43	261	17,163
Non-agency mortgage-backed securities	11,890	—	14	11,876
Agency collateralized mortgage obligations	60,943	78	297	60,724
Agency mortgage-backed securities	34,676	398	373	34,701
Agency debentures	16,753	6	47	16,712
Total investment securities available-for-sale	173,697	579	1,038	173,238
Investment securities held-to-maturity:
Corporate bonds	5,000	205	—	5,205
Agency debentures	5,000	—	3	4,997
Municipal bonds	20,202	44	94	20,152
Total investment securities held-to-maturity	30,202	249	97	30,354
Total	$203,899	$828	$1,135	$203,592

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

The change in the fair values of our municipal bonds and fixed-rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, single-issuer trust preferred securities and non-agency mortgage-backed securities, management evaluates the underlying issuer's financial performance and related credit rating information through a review of publicly available financial statements. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, maturities and approximated weighted average yield based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity investment securities portfolios as June 30, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$32,062	1.13%	$—	—%	$—	—%	$32,062	1.13%
Trust preferred securities	—	—%	—	—%	—	—%	17,163	2.04%	17,163	2.04%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	11,876	1.25%	11,876	1.25%
Agency collateralized mortgage obligations	—	—%	—	—%	2,047	0.68%	58,677	0.56%	60,724	0.56%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	34,701	1.11%	34,701	1.11%
Agency debentures	—	—%	12,099	1.13%	4,613	1.73%	—	—%	16,712	1.30%
Total investment securities available-for-sale	—		44,161		6,660		122,417		173,238
Weighted average yield		—%		1.13%		1.41%		0.99%		1.04%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,205	6.38%	—	—%	—	—%	5,205	6.38%
Agency debentures	—	—%	—	—%	4,997	2.95%	—	—%	4,997	2.95%
Municipal bonds	—	—%	2,289	1.37%	11,149	1.60%	6,714	2.07%	20,152	1.73%
Total investment securities held-to-maturity	—		7,494		16,146		6,714		30,354
Weighted average yield		—%		4.81%		2.02%		2.07%		2.70%
Total	$—		$51,655		$22,806		$129,131		$203,592
Weighted average yield		—%		1.65%		1.84%		1.05%		1.29%

The tax equivalent yield on investment securities held-to-maturity was approximately 60 basis points higher than the amount shown in the table above due to tax exempt, bank-qualified municipal bonds held in that portfolio. For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our unaudited condensed consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets, and we source deposits through multiple channels. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. These sources primarily include deposits from high-net-worth individuals, family offices, trust companies, wealth management firms, middle-market businesses and their executives, and other financial institutions. We compete for deposits by offering a range of products and services to our customers, at competitive rates. We believe that our deposit base is stable, diversified and provides a low all-in cost. We further believe we have the ability to attract new deposits to fund our projected loan growth.

As of June 30, 2014, we consider more than 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

During our initial years of operations, as we were building relationships, we relied more heavily on brokered deposits as the primary component of our overall deposit strategy. As our institution has matured, however, we have developed and enhanced relationships with customers within our primary markets and the amount of non-brokered deposits has grown as a percentage of our total deposits.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014		2013
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$59,805	0.18%	$5,809	—%
Money market deposit accounts	1,104,147	0.39%	933,167	0.41%
Time deposits (excluding CDARS®)	497,778	0.83%	489,704	1.01%
CDARS® time deposits	421,555	0.53%	348,720	0.78%
Total average interest-bearing deposits	2,083,285	0.52%	1,777,400	0.65%
Noninterest-bearing deposits	125,633	—	79,824	—
Total average deposits	$2,208,918	0.49%	$1,857,224	0.62%

Average Deposits for the Three Months Ended June 30, 2014 and 2013. For the three months ended June 30, 2014, our average total deposits were $2.2 billion, representing an increase of $351.7 million, or 18.9%, from the same period in 2013. The deposit growth was driven by increases all deposit categories. Our average cost of interest-bearing deposits of 0.52%, for the three months ended June 30, 2014, decreased from 0.65%, for the same period in 2013, as a result of lower rates paid on money market deposits and time deposit accounts. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 53.0% of total average interest-bearing deposits, for the three months ended June 30, 2014, from 52.5% for the same period in 2013. Average time deposits decreased to 23.9% of total average interest-bearing deposits for the three months ended June 30, 2014, compared to 27.6% for the same period in 2013. Average CDARS® time deposits increased to 20.2% of total average interest-bearing deposits, for the three months ended June 30, 2014, from 19.6% for the same period in 2013. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. Average noninterest-bearing deposits increased $45.8 million or 57.4% in the three months ended June 30, 2014, from $79.8 million for the three months ended June 30, 2013, to $125.6 million, which drove the average cost of deposits down to 0.49% for the three months ended June 30, 2014, from 0.62% for the three months ended June 30, 2013.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014		2013
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$42,054	0.16%	$5,553	0.04%
Money market deposit accounts	1,033,444	0.38%	917,916	0.43%
Time deposits (excluding CDARS®)	482,162	0.85%	486,813	1.05%
CDARS® time deposits	420,866	0.53%	351,288	0.82%
Total average interest-bearing deposits	1,978,526	0.52%	1,761,570	0.68%
Noninterest-bearing deposits	125,702	—	80,581	—
Total average deposits	$2,104,228	0.49%	$1,842,151	0.65%

Average Deposits for the Six Months Ended June 30, 2014 and 2013. For the six months ended June 30, 2014, our average total deposits were $2.1 billion, representing an increase of $262.1 million, or 14.2%, from the same period in 2013. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts, money market deposit accounts and CDARS® time deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.52%, for the six months ended June 30, 2014, decreased from 0.68%, for the same period in 2013, as a result of lower rates paid on money market deposits and time deposit accounts. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 52.2% of total average interest-bearing deposits, for the six months ended June 30, 2014, from 52.1% for the same period in 2013. Average time deposits decreased to 24.4% of total average interest-bearing deposits for the six months ended June 30, 2014, compared to 27.6% for the same period in 2013. Average CDARS® time deposits increased to 21.3% of total average interest-bearing deposits, for the six months ended June 30, 2014, from 19.9% for the same period in 2013. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. Average noninterest-bearing deposits increased $45.1 million or 56.0% in the six months ended June 30, 2014, from $80.6 million for the six months ended June 30, 2013, to $125.7 million, which drove the average cost of deposits down to 0.49% for the six months ended June 30, 2014, from 0.65% for the six months ended June 30, 2013.

Certificates of Deposits and Other Time Deposits

Maturities of time deposits of $100,000 or more outstanding are summarized below, as June 30, 2014.

(Dollars in thousands)	June 30, 2014
Months to maturity:
Three months or less	$204,377
Over three to six months	139,550
Over six to 12 months	388,626
Over 12 months	79,791
Total	$812,344

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

The following table presents certain information with respect to our borrowings, as of June 30, 2014 and December 31, 2013.

	June 30, 2014					December 31, 2013
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
FHLB borrowings:
Issued 9/25/2012	$20,000	0.42%	$20,000	$20,000	2 years	$20,000	0.42%	$20,000	$20,000	2 years
Issued 1/22/2014	—	—%	—	110	2 days	—	—%	—	—
Issued 4/7/2014	25,000	0.34%	25,000	11,740	12 months	—	—%	—	—
Issued 4/7/2014	25,000	0.38%	25,000	11,740	14 months	—	—%	—	—
Issued 4/7/2014	25,000	0.44%	25,000	11,740	17 months	—	—%	—	—
Issued 5/5/2014	25,000	0.33%	25,000	7,874	9 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	4,834	5 years	—	—%	—	—
Total borrowings	$155,000	1.59%	$155,000	$68,038		$20,000	0.42%	$20,000	$20,000

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualify under federal regulatory rules as Tier 2 capital for the holding company. The proceeds will help fund continued growth and ensure that the company and its bank subsidiary maintain their well-capitalized positions, and may be used to invest in TriState Capital Bank and Chartwell, and for other general corporate purposes. During the three months ended June 30, 2014, $10.0 million of the subordinated note proceeds was injected into the Bank as Tier 1 Capital.

During the second quarter the Bank increased FHLB borrowings to fund loan growth, specifically the $219.7 million of acquired loans. Refer to Note 4, Loans Receivable, Net, to our unaudited condensed consolidated financial statements, for more information on the acquired loans.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of June 30, 2014, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of June 30, 2014, our primary liquidity needs at the parent company level were the estimated earn-out consideration related to the Chartwell acquisition to be paid in 2015 and the semi-annual interest payments on the recently issued subordinated notes payable. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the six months ended June 30, 2014, the only material parent company obligation was approximately $45 million related to the Chartwell acquisition. For the six months ended June 30, 2013, there were no material parent company obligations. We believe that our cash on hand at the parent company level, which was $41.9 million, as of June 30, 2014, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of June 30, 2014.

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

Our principal sources of asset liquidity are cash and cash due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled payments) and earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to the brokered deposit market including CDARS®, and the ability to raise debt and equity. Customer deposits are an important source of liquidity which depends on the confidence of those customers in us, supported by our capital position and the protection provided by FDIC insurance.

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position, including a liquidity gap, which measures potential sources and uses of funds over future periods. Policy guidelines have been established for a variety of liquidity-related performance metrics, such as net loans to deposits, brokered funding composition, cash to total loans and duration of time deposits, among others, all of which are utilized in measuring and managing our liquidity position. The ALCO also performs contingency funding and capital stress analyses at least quarterly to determine our ability to meet potential liquidity and capital needs under stress scenarios that cover varying time horizons. Policy guidelines require coverage ratios of potential sources greater than uses depending on the scenario and time horizon. These are reviewed on a quarterly basis with our board of directors.

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 81.4% and 85.6% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we had available liquidity of $664.8 million, or 24.3% of total assets. These sources were comprised of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $343.2 million, or 12.6% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $321.6 million, or 11.8% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Available cash	$179,206	$136,540
Unpledged investment securities available-for-sale	163,988	175,294
Net borrowing capacity	321,601	389,575
Total liquidity	$664,795	$701,409

For the six months ended June 30, 2014, we generated $10.7 million of cash in operating activities, compared to $4.5 million of cash generated for the same period in 2013. This increase was primarily the result of the net outflows related to the investment securities trading activity offset partially by a cash refund of prepaid FDIC insurance during the six months ended June 30, 2013, compared to no activity in these areas for the same period in 2014. Investing activities resulted in a net cash outflow of $363.0 million, for the six months ended June 30, 2014, as compared to a net cash outflow of $161.3 million for the same period in 2013. The outflows for the six months ended June 30, 2014, were primarily due to the Chartwell acquisition net of cash totaling $42.9 million, the purchase of $219.5 million in loans, net loan growth of $132.8 million and $32.6 million for the purchase of investment securities available-for-sale, partially offset by proceeds from the sale of investment securities available-for-sale totaling $69.6 million. The outflows for the six months ended June 30, 2013, included $98.7 million in net loan growth and the purchase of investment securities available-for-sale of $139.9 million partially offset by proceeds from the sale of investment securities available-for-sale totaling $58.0 million. Financing activities resulted in a net inflow of $398.3 million for the six months ended June 30, 2014, compared to a net inflow of $115.9 million for the same period in 2013, as a result of increased FHLB borrowings of $100.0 million, net proceeds from the issuance of $34.0 million in subordinated notes payable and the net increase in deposits of $264.1 million for the six months ended June 30, 2014, compared to $49.8 million in deposits and the net proceeds from the issuance of common stock of $66.0 million for the six months ended June 30, 2013.

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

Shareholders' Equity. Shareholders' equity increased to $301.0 million as of June 30, 2014, compared to $293.9 million as of December 31, 2013. The $7.0 million increase during the six months ended June 30, 2014, was attributable to net income of $5.1 million, the impact of $439,000 in stock-based compensation, $250,000 in proceeds from the exercise of stock options and an increase of $1.2 million in accumulated other comprehensive income (loss).

Regulatory Capital. As of June 30, 2014 and December 31, 2013, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as “well capitalized” for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain categorized as “well capitalized” under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	June 30, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$306,560	12.06%	N/A	N/A	N/A	N/A
Bank	$271,187	10.70%	$202,672	8.00%	$253,340	10.00%
Tier 1 risk-based capital ratio
Company	$248,170	9.77%	N/A	N/A	N/A	N/A
Bank	$247,797	9.78%	$101,336	4.00%	$152,004	6.00%
Tier 1 leverage ratio
Company	$248,170	9.52%	N/A	N/A	N/A	N/A
Bank	$247,797	9.54%	$103,944	4.00%	$129,930	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	N/A	N/A	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	N/A	N/A	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	N/A	N/A	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal that may require future cash payments as of the date indicated.

	June 30, 2014
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,320,055	$—	$—	$—	$1,320,055
Certificates and other time deposits	803,396	102,319	—	—	905,715
Borrowings	95,000	25,000	—	35,000	155,000
Interest payments on time deposits and borrowings	4,828	4,293	4,025	1,006	14,152
Operating leases	2,054	3,710	2,891	2,986	11,641
Total contractual obligations	$2,225,333	$135,322	$6,916	$38,992	$2,406,563

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

	June 30, 2014
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$451,094	$184,519	$120,554	$23,685	779,852
Standby letters of credit	17,297	37,158	35,476	107	90,038
Total off-balance sheet arrangements	$468,391	$221,677	$156,030	$23,792	$869,890

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

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$13,033	19.61%	-20.00%	$10,667	16.70%
+200	$8,352	12.57%	-15.00%	$6,582	10.31%
+100	$3,724	5.60%	-10.00%	$2,813	4.40%
–100	$2,702	4.07%	-10.00%	$2,473	3.87%

Economic value of equity:
+300	$(18,338)	(6.07)%	+/-30.00%	$(29,148)	(9.40)%
+200	$(12,421)	(4.11)%	+/-20.00%	$(20,260)	(6.53)%
+100	$(6,606)	(2.19)%	+/-10.00%	$(10,795)	(3.48)%
–100	$4,199	1.39%	+/-10.00%	$6,887	2.22%

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

	Interest Rate Sensitivity Period
	June 30, 2014
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$186,202	$—	$—	$—	$—	$—	$—	$186,202
Federal funds sold	4,764	—	—	—	—	—	—	4,764
Total investment securities	113,887	21,894	15,244	13,461	15,991	22,449	514	203,440
Total loans	1,733,206	36,644	48,128	221,833	131,542	6,876	26,028	2,204,257
Other assets	—	—	—	—	—	—	134,258	134,258
Total assets	$2,038,059	$58,538	$63,372	$235,294	$147,533	$29,325	$160,800	$2,732,921

Liabilities:
Transaction accounts	$1,182,633	$—	$—	$—	$—	$—	$137,422	$1,320,055
Certificates of deposit	233,113	148,845	421,438	102,319	—	—	—	905,715
Borrowings	20,000	—	75,000	25,000	—	35,000	—	155,000
Other liabilities	—	—	—	—	—	—	51,168	51,168
Total liabilities	1,435,746	148,845	496,438	127,319	—	35,000	188,590	2,431,938

Equity	—	—	—	—	—	—	300,983	300,983
Total liabilities and equity	$1,435,746	$148,845	$496,438	$127,319	$—	$35,000	$489,573	$2,732,921

Interest rate sensitivity gap	$602,313	$(90,307)	$(433,066)	$107,975	$147,533	$(5,675)	$(328,773)
Cumulative interest rate sensitivity gap	$602,313	$512,006	$78,940	$186,915	$334,448	$328,773
Cumulative interest rate sensitive assets to rate sensitive liabilities	142.0%	132.3%	103.8%	108.5%	115.1%	114.7%	112.4%
Cumulative gap to total assets	22.0%	18.7%	2.9%	6.8%	12.2%	12.0%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities of 103.8% as of June 30, 2014, remained unchanged as compared to 104.3% as of December 31, 2013.

Various loans across our portfolio have floating-rate index floors. As of June 30, 2014, there were $144.3 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $94.8 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $49.5 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended June 30, 2014, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: August 4, 2014

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.