Form 10-Q
period 2014-09-30
TriState Capital Holdings, Inc.
filed 2014-10-31
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2014

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

As of October 15, 2014, there were 28,712,779 shares of the registrant's common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	September 30, 2014	December 31, 2013

ASSETS

Cash	$996	$947
Interest-earning deposits with other institutions	93,398	139,799
Federal funds sold	4,739	5,812
Cash and cash equivalents	99,133	146,558
Investment securities available-for-sale, at fair value (cost: $178,200 and $204,907, respectively)	178,385	202,581
Investment securities held-to-maturity, at cost (fair value: $47,398 and $24,457, respectively)	47,124	25,263
Total investment securities	225,509	227,844
Loans held-for-investment	2,296,507	1,860,775
Allowance for loan losses	(22,376)	(18,996)
Loans receivable, net	2,274,131	1,841,779
Accrued interest receivable	6,113	6,180
Investment management fees receivable	6,387	—
Federal Home Loan Bank stock	7,854	2,336
Goodwill and other intangibles, net	52,719	—
Office properties and equipment, net	4,181	4,275
Bank owned life insurance	52,923	41,882
Deferred tax asset, net	10,744	10,595
Prepaid expenses and other assets	14,599	9,060
Total assets	$2,754,293	$2,290,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,244,324	$1,961,705
Borrowings	165,000	20,000
Accrued interest payable on deposits and borrowings	618	521
Other accrued expenses and other liabilities	36,992	14,338
Total liabilities	2,446,934	1,996,564

Shareholders’ Equity:
Common stock, no par value; 45,000,000 shares authorized; 28,712,779 shares issued and outstanding and 28,690,279 shares issued and outstanding, respectively	280,895	280,531
Additional paid-in capital	9,020	8,471
Retained earnings	17,523	6,687
Accumulated other comprehensive income (loss), net	(79)	(1,744)
Total shareholders’ equity	307,359	293,945
Total liabilities and shareholders’ equity	$2,754,293	$2,290,509

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Interest income:
Loans	$18,769	$17,252	$54,277	$50,807
Investments	797	1,002	2,263	2,709
Interest-earning deposits	115	130	440	450
Total interest income	19,681	18,384	56,980	53,966

Interest expense:
Deposits	2,754	2,591	7,871	8,502
Borrowings	681	21	963	64
Total interest expense	3,435	2,612	8,834	8,566
Net interest income	16,246	15,772	48,146	45,400
Provision for loan losses	651	4,911	10,368	7,714
Net interest income after provision for loan losses	15,595	10,861	37,778	37,686
Non-interest income:
Investment management fees	7,418	—	17,381	—
Service charges	163	120	447	356
Net gain on the sale of investment securities available-for-sale	—	—	1,428	784
Swap fees	563	163	972	538
Commitment and other fees	551	506	1,531	1,561
Other income	595	329	1,132	971
Total non-interest income	9,290	1,118	22,891	4,210
Non-interest expense:
Compensation and employee benefits	11,225	5,904	29,454	18,446
Premises and occupancy costs	1,000	777	2,915	2,331
Professional fees	846	768	2,641	2,378
FDIC insurance expense	565	375	1,427	1,062
General insurance expense	301	249	835	598
State capital shares tax	111	368	738	1,025
Travel and entertainment expense	597	447	1,723	1,106
Data processing expense	230	203	686	582
Intangible amortization expense	389	—	909	—
Other operating expenses	1,409	925	3,621	2,076
Total non-interest expense	16,673	10,016	44,949	29,604
Income before tax	8,212	1,963	15,720	12,292
Income tax expense	2,506	633	4,884	4,235
Net income	$5,706	$1,330	$10,836	$8,057

Earnings per common share:
Basic	$0.20	$0.05	$0.38	$0.31
Diluted	$0.20	$0.05	$0.37	$0.31

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Net income	$5,706	$1,330	$10,836	$8,057

Other comprehensive income (loss):

Increase (decrease) in unrealized holding gains (losses) net of tax of $(213), 182, $(1,404) and $1,567, respectively	446	(328)	2,582	(2,817)

Reclassification adjustment for gains included in net income, net of tax of $0, $0, $511 and $280, respectively	—	—	(917)	(504)

Other comprehensive income (loss)	446	(328)	1,665	(3,321)

Total comprehensive income	$6,152	$1,002	$12,501	$4,736

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series C)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Total Shareholders' Equity
Balance, December 31, 2012	$46,011	$168,351	$7,871	$(6,180)	$1,671	$217,724
Net income	—	—	—	8,057	—	8,057
Other comprehensive income (loss)	—	—	—	—	(3,321)	(3,321)
Issuance of common stock (net of offering costs and discounts of $7,093)	—	65,990	—	—	—	65,990
Conversion of preferred stock to common stock	(46,011)	46,011	—	—	—	—
Exercise of stock options	—	179	(54)	—	—	125
Stock-based compensation	—	—	491	—	—	491
Balance, September 30, 2013	$—	$280,531	$8,308	$1,877	$(1,650)	$289,066

Balance, December 31, 2013	$—	$280,531	$8,471	$6,687	$(1,744)	$293,945
Net income	—	—	—	10,836	—	10,836
Other comprehensive income (loss)	—	—	—	—	1,665	1,665
Exercise of stock options	—	364	(114)	—	—	250
Stock-based compensation	—	—	663	—	—	663
Balance, September 30, 2014	$—	$280,895	$9,020	$17,523	$(79)	$307,359

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Cash Flows from Operating Activities:
Net income	$10,836	$8,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,805	780
Provision for loan losses	10,368	7,714
Net decrease in prepaid FDIC insurance expense	—	7,843
Stock based compensation expense	663	491
Net gain on the sale of investment securities available-for-sale	(1,428)	(784)
Income from investment securities trading	—	(120)
Purchase of investment securities trading	—	(77,244)
Proceeds from the sale of investment securities trading	—	77,378
Net amortization of premiums and discounts	1,095	1,697
Increase in investment management fees receivable	(1,083)	—
Decrease (increase) in accrued interest receivable	67	(368)
Increase (decrease) in accrued interest payable	98	(241)
Bank owned life insurance income	(1,041)	(673)
Decrease in income taxes payable	(160)	(106)
Increase in prepaid income taxes	(2,991)	(3,193)
Other, net	4,102	4,202
Net cash provided by operating activities	22,331	25,433
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(52,736)	(150,318)
Purchase of investment securities held-to-maturity	(21,954)	(5,000)
Proceeds from the sale of investment securities available-for-sale	69,555	58,038
Principal repayments and maturities of investment securities available-for-sale	10,360	42,965
Purchase of bank owned life insurance	(10,000)	(20,000)
Net redemption (purchase) of Federal Home Loan Bank stock	(5,518)	90
Net increase in loans held-for-investment	(239,650)	(93,877)
Purchase of loans held-for-investment	(219,547)	(41,146)
Proceeds from loan sales	16,477	2,839
Additions to office properties and equipment	(713)	(693)
Acquisition, net of acquired cash	(42,912)	—
Net cash used in investing activities	(496,638)	(207,102)
Cash Flows from Financing Activities:
Net increase in deposit accounts	282,619	55,315
Increase in FHLB advances	110,000	—
Net proceeds from issuance of subordinated notes payable	34,013	—
Net proceeds from issuance of common stock	—	65,990
Net proceeds from exercise of stock options	250	125
Net cash provided by financing activities	426,882	121,430
Net change in cash and cash equivalents during the period	(47,425)	(60,239)
Cash and cash equivalents at beginning of the period	146,558	200,080
Cash and cash equivalents at end of the period	$99,133	$139,841

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$8,737	$8,807
Income taxes	$8,218	$7,495
Non-cash activity:
Contingent consideration	$15,465	$—
Transfer of investment securities available-for-sale to held-to-maturity	$—	$20,335
Conversion of preferred stock to common stock	$—	$46,011

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

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients. Chartwell TSC Securities Corp. was capitalized in May 2014, with a primary business of providing distribution and marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell and private funds advised and/or administered by Chartwell.

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

The material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, goodwill, evaluation of goodwill for impairment, and deferred income taxes and its related recoverability, which are discussed later in this section.

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

OTHER REAL ESTATE OWNED
Real estate, other than bank premises, is recorded at the lower of the related original loan balance or fair value less estimated selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings in the current period. Depreciation is not recorded on the other real estate owned (“OREO”) properties.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of September 30, 2014 and December 31, 2013. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Under ASC Topic 310, a loan is impaired, based upon current information and events, in management's opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon future cash flows or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

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

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio. Management has developed a methodology that is applied to each of the three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking channels. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine (9) risk factors and each risk factor is assigned a reserve level, based on management's judgment as to the probable impact of each risk factor on each loan portfolio. The impact of each risk factor is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Investment management fees receivable represent amounts due from contractual investment advisory services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the nine months ended September 30, 2014, and there was no allowance for uncollectible accounts recorded as of September 30, 2014.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Other intangible assets that have finite lives, such as trade name, client relationships and non-compete agreements are amortized over their estimated useful lives and subject to periodic impairment testing. Other intangible assets are amortized on a straight-line basis over their estimated useful lives which range from four to twenty years. Goodwill is subject to impairment testing at the reporting unit level, which is conducted at least annually.

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

EARNINGS PER COMMON SHARE
We compute earnings per common share (“EPS”) in accordance with the two-class method, which requires that any Series C convertible preferred stock outstanding be treated as participating securities in the computation of EPS. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. The Company’s basic EPS is computed by dividing net income allocable to common shareholders by the weighted average number of its common shares outstanding for the period. The Company’s diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings.

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

RECENT ACCOUNTING DEVELOPMENTS
In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15 "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU describes how an entity’s management should assess whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management should consider both quantitative and qualitative factors in making its assessment. If after considering management’s plans, substantial doubt about an entity’s going concern is alleviated, an entity shall disclose information in the footnotes that enables the users of the financial statements to understand the events that raised the going concern and how management’s plan alleviated this concern. If after considering management’s plans, substantial doubt about an entity’s going concern is not alleviated, the entity shall disclose in the footnotes indicating that a substantial doubt about the entity’s going concern exists within one year of the date of the issued financial statements. Additionally, the entity shall disclose the events that led to this going concern and management’s plans to mitigate them. The new standard applies to all entities for the first annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, "Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." This ASU will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. This update is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The adoption of ASU 2014-14 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performing Target Could Be Achieved after the Requisite Service Period." This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation-Stock Compensation, to awards with performance conditions that affect vesting. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, for all entities. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and December 15, 2015, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of ASU 2014-04 is not expected to have a material impact on the Company’s consolidated financial statements.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] BUSINESS COMBINATIONS

On March 5, 2014, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, Inc., completed the acquisition of substantially all of the assets of Chartwell Investment Partners, LP (the "Chartwell acquisition"), an investment management firm with over 150 institutional clients and approximately $7.5 billion in assets under management. Under the terms of the Asset Purchase Agreement substantially all of the assets of Chartwell Investment Partners, LP were acquired for a purchase price consisting of approximately $45 million paid in cash at closing and an estimated earn-out arrangement of approximately $15 million to be determined based on the growth in EBITDA (earnings before interest, taxes, depreciation and amortization) of Chartwell in 2014. The earn-out will be calculated based on a multiple of six times the increase in Chartwell's annual EBITDA for the year ended December 31, 2014. Any increase to the earn-out calculation above the estimated $15 million recorded at closing, will be expensed in the period in which it is deemed probable to occur. Up to 60 percent of the earn-out may be paid in common stock of the Company at its option. The foregoing summary of the Asset Purchase Agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement, which was included as Exhibit 2.1 to the Company's Annual

Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, the terms of which Agreement are incorporated herein by reference.

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

In connection with the Chartwell acquisition, total acquisition-related transaction costs incurred by TriState Capital was approximately $854,000 during 2013 and $45,000 during the nine months ended September 30, 2014, which were primarily comprised of legal, advisory and other costs.

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

	Pro Forma
	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Total revenue	$74,511	$67,073
Net income	$11,476	$9,661

Earnings per common share:
Basic	$0.40	$0.38
Diluted	$0.39	$0.37

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on the sale of investment securities available-for-sale. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,944	$58	$54	$31,948
Trust preferred securities	17,414	244	86	17,572
Non-agency mortgage-backed securities	11,817	—	32	11,785
Agency collateralized mortgage obligations	58,857	134	43	58,948
Agency mortgage-backed securities	33,360	491	419	33,432
Agency debentures	16,762	33	13	16,782
Equity securities (high yield bond mutual fund)	8,046	—	128	7,918
Total investment securities available-for-sale	178,200	960	775	178,385
Investment securities held-to-maturity:
Corporate bonds	11,953	221	31	12,143
Agency debentures	15,000	12	8	15,004
Municipal bonds	20,171	105	25	20,251
Total investment securities held-to-maturity	47,124	338	64	47,398
Total	$225,324	$1,298	$839	$225,783

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

As of September 30, 2014, the contractual maturities of the debt securities are:

	September 30, 2014
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	44,039	44,030	13,232	13,442
Due from five to ten years	6,615	6,651	25,548	25,583
Due after ten years	119,500	119,786	8,344	8,373
Total debt securities	$170,154	$170,467	$47,124	$47,398

Included in the $119.8 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of September 30, 2014, are $100.3 million or 83.8% in floating-rate securities.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations and mortgage-backed securities.

There were no sales of investment securities available-for-sale during the three months ended September 30, 2014 and 2013.

Proceeds from the sale of investment securities available-for-sale during the nine months ended September 30, 2014 and 2013, were $69.6 million and $58.0 million, respectively. Gross gains of $1.4 million and $784,000 were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2014 and 2013, respectively. There were $1,000 in realized gross losses during the nine months ended September 30, 2014 and no realized losses during the nine months ended September 30, 2013, on investment securities available-for-sale.

Investment securities available-for-sale of $8.7 million, as of September 30, 2014, are held in safekeeping at the FHLB and are included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$3,555	$34	$2,289	$20	$5,844	$54
Trust preferred securities	2,269	27	4,400	59	6,669	86
Non-agency mortgage-backed securities	11,785	32	—	—	11,785	32
Agency collateralized mortgage obligations	—	—	30,983	43	30,983	43
Agency mortgage-backed securities	—	—	13,425	419	13,425	419
Agency debentures	5,987	13	—	—	5,987	13
Equity securities	7,918	128	—	—	7,918	128
Total investment securities available-for-sale	31,514	234	51,097	541	82,611	775
Investment securities held-to-maturity:
Corporate bonds	4,922	31	—	—	4,922	31
Agency debentures	4,992	8	—	—	4,992	8
Municipal bonds	—	—	4,748	25	4,748	25
Total investment securities held-to-maturity	9,914	39	4,748	25	14,662	64
Total temporarily impaired securities	$41,428	$273	$55,845	$566	$97,273	$839

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$21,703	$272	$2,977	$211	$24,680	$483
Trust preferred securities	15,624	1,692	—	—	15,624	1,692
Non-agency mortgage-backed securities	5,945	62	—	—	5,945	62
Agency collateralized mortgage obligations	46,831	340	4,547	47	51,378	387
Agency mortgage-backed securities	16,991	937	—	—	16,991	937
Agency debentures	4,613	25	—	—	4,613	25
Total investment securities available-for-sale	111,707	3,328	7,524	258	119,231	3,586
Investment securities held-to-maturity:
Municipal bonds	19,337	926	—	—	19,337	926
Total investment securities held-to-maturity	19,337	926	—	—	19,337	926
Total temporarily impaired securities	$131,044	$4,254	$7,524	$258	$138,568	$4,512

The change in the fair values of our municipal bonds and fixed-rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities and certain equity securities, management evaluates the underlying issuer's financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 17 positions, aggregating to $775,000 in unrealized losses that were temporarily impaired as of September 30, 2014, of which 10 positions were in an unrealized loss position for more than twelve months totaling $541,000. As of December 31, 2013, there were 35 positions, aggregating to $3.6 million in unrealized losses that were temporarily impaired, of which three positions were in an unrealized loss position for more than twelve months totaling $258,000. Within the held-to-maturity portfolio, there were 9 positions, aggregating to $64,000 in unrealized losses that were temporarily impaired as of September 30, 2014, of which 6 positions were in an unrealized loss position for more than twelve months totaling $25,000. As of December 31, 2013, there were 24 positions, aggregating to $926,000 in unrealized losses that were temporarily impaired.

There were no investment securities classified as trading securities outstanding as of September 30, 2014 and December 31, 2013, respectively.

There was no activity in investment securities classified as trading during the three months ended September 30, 2014. Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the three months ended September 30, 2013, were $28.3 million. Income on investment securities trading during the three months ended September 30, 2013, was $4,000.

There was no activity in investment securities classified as trading during the nine months ended September 30, 2014. Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the nine months ended September 30, 2013, were $77.4 million. Income on investment securities trading during the nine months ended September 30, 2013, was $120,000.

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

Loans receivable by channel is comprised of the following:

	September 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$698,191	$688,282	$912,168	$2,298,641
Less: net deferred loan (fees) costs	(2,006)	(2,090)	1,962	(2,134)
Loans held-for-investment, net of deferred fees	696,185	686,192	914,130	2,296,507
Less: allowance for loan losses	(15,982)	(4,391)	(2,003)	(22,376)
Loans receivable, net	$680,203	$681,801	$912,127	$2,274,131

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$742,864	$553,898	$568,590	$1,865,352
Less: net deferred loan (fees) costs	(3,823)	(1,510)	756	(4,577)
Loans held-for-investment, net of deferred fees	739,041	552,388	569,346	1,860,775
Less: allowance for loan losses	(11,881)	(5,104)	(2,011)	(18,996)
Loans receivable, net	$727,160	$547,284	$567,335	$1,841,779

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of September 30, 2014 and December 31, 2013, was $911.9 million and $662.8 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of September 30, 2014, are as follows: $516.2 million in one year or less; $215.8 million in one to three years; and $179.8 million in greater than three years. The reserve for losses on unfunded commitments was $631,000 and $465,000, as of September 30, 2014 and December 31, 2013, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit, and also risk participations.

On March 14, 2014, we entered into a loan purchase agreement to acquire $219.7 million (including fees and interest receivable) of loans secured by cash and marketable securities that are included in our private banking channel loan portfolio. This transaction closed on April 11, 2014.

As of September 30, 2014 and December 31, 2013, the Company had loans in the process of origination totaling approximately $39.3 million and $11.6 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to standby letters of credit as of September 30, 2014, included in the total listed above, is $89.7 million of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of September 30, 2014, $21.3 million (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the nine months ended September

30, 2014, there was one draw on standby letters of credit for $100,000. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit is included in the reserve for losses on unfunded commitments.

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

The industry of the borrower is an important indicator of risk, but there are also more specific risks depending on the condition of the local/regional economy. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. Any C&I loans collateralized by cash and marketable securities are treated the same as private banking loans for purposes of the allowance for loan loss calculation. In addition, syndicated loans which also involve a private equity sponsor are combined as a homogeneous group and evaluated based on the historical trend of such loans.

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

Management continually monitors the loan portfolio through its internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are believed to have a lower risk of loss than loans risk rated as special mention, substandard and doubtful, which are believed to have an increasing risk of loss.

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure of $250,000 or greater and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 4.7% and 7.0% of the total loan portfolio, as of September 30, 2014 and December 31, 2013, respectively. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	September 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total Loans
Non-rated	$192	$—	$107,849	$108,041
Pass	632,751	682,694	801,711	2,117,156
Special mention	25,616	—	2,344	27,960
Substandard	30,817	3,498	2,226	36,541
Doubtful	6,809	—	—	6,809
Total loans	$696,185	$686,192	$914,130	$2,296,507

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total Loans
Non-rated	$384	$—	$129,972	$130,356
Pass	682,394	548,890	436,944	1,668,228
Special mention	28,031	—	1,207	29,238
Substandard	20,639	3,498	1,223	25,360
Doubtful	7,593	—	—	7,593
Total loans	$739,041	$552,388	$569,346	$1,860,775

Changes in the allowance for loan losses are as follows for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$16,459	$4,288	$2,075	$22,822
Provision for loan losses	714	103	(166)	651
Charge-offs	(1,220)	—	—	(1,220)
Recoveries	29	—	94	123
Balance, end of period	$15,982	$4,391	$2,003	$22,376

	Three Months Ended September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,299	$3,602	$2,807	$17,708
Provision for loan losses	4,843	704	(636)	4,911
Charge-offs	(4,339)	—	—	(4,339)
Recoveries	—	1	—	1
Balance, end of period	$11,803	$4,307	$2,171	$18,281

Charge-offs of $1.2 million for the three months ended September 30, 2014, represent one C&I loan, which was partially offset by recoveries of $123,000 on one C&I loan and one private banking loan. Charge-offs of $4.3 million for the three months ended September 30, 2013, included one C&I loan, which was partially offset by recoveries of $1,000 on one C&I loan.

Changes in the allowance for loan losses are as follows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,881	$5,104	$2,011	$18,996
Provision for loan losses	11,183	(713)	(102)	10,368
Charge-offs	(7,577)	—	—	(7,577)
Recoveries	495	—	94	589
Balance, end of period	$15,982	$4,391	$2,003	$22,376

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$9,950	$5,120	$2,804	$17,874
Provision for loan losses	7,247	1,100	(633)	7,714
Charge-offs	(5,508)	(1,936)	—	(7,444)
Recoveries	114	23	—	137
Balance, end of period	$11,803	$4,307	$2,171	$18,281

Charge-offs of $7.6 million for the nine months ended September 30, 2014, represent four C&I loans, which were partially offset by recoveries of $589,000 on two C&I loans and one private banking loan. Charge-offs of $7.4 million for the nine months ended September 30, 2013, included three C&I loans and one CRE loan, which were partially offset by recoveries of $137,000 on three C&I loans and two CRE loans.

The following tables present the age analysis of past due loans segregated by class of loan:

	September 30, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$888	$—	$323	$1,211	$694,974	$696,185
Commercial real estate	—	—	3,498	3,498	682,694	686,192
Private banking	—	—	837	837	913,293	914,130
Total loans	$888	$—	$4,658	$5,546	$2,290,961	$2,296,507

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$2,166	$—	$3,570	$5,736	$733,305	$739,041
Commercial real estate	—	—	3,498	3,498	548,890	552,388
Private banking	520	—	922	1,442	567,904	569,346
Total loans	$2,686	$—	$7,990	$10,676	$1,850,099	$1,860,775

Non-Performing and Impaired Loans

Management monitors the delinquency status of the loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

Management determines loans to be impaired when, based upon current information and events, it is probable that the loan will not be repaid according to the original contractual terms of the loan agreement, including both principal and interest, or if a loan is designated as a TDR. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy on evaluating loans for impairment and interest income.

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Nine Months Ended September 30, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$20,954	$29,542	$6,265	$22,207	$—
Commercial real estate	—	—	—	—	—
Private banking	728	805	728	764	—
Total with a related allowance recorded	21,682	30,347	6,993	22,971	—
Without a related allowance recorded:
Commercial and industrial	870	2,091	—	1,001	21
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	1,395	1,633	—	1,462	—
Total without a related allowance recorded	5,763	13,429	—	5,961	21
Total:
Commercial and industrial	21,824	31,633	6,265	23,208	21
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	2,123	2,438	728	2,226	—
Total	$27,445	$43,776	$6,993	$28,932	$21

	As of and for the Twelve Months Ended December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$15,157	$23,126	$4,658	$13,261	$—
Commercial real estate	—	—	—	—	—
Private banking	814	869	814	874	—
Total with a related allowance recorded	15,971	23,995	5,472	14,135	—
Without a related allowance recorded:
Commercial and industrial	1,046	2,264	—	1,473	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking	305	295	—	25	—
Total without a related allowance recorded	4,849	12,264	—	5,668	6
Total:
Commercial and industrial	16,203	25,390	4,658	14,734	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking	1,119	1,164	814	899	—
Total	$20,820	$36,259	$5,472	$19,803	$6

Impaired loans as of September 30, 2014 and December 31, 2013, were $27.4 million and $20.8 million, respectively. There was no interest income recognized on these loans for the nine months ended September 30, 2014, and the twelve months ended December 31, 2013, while these loans were on non-accrual status. As of September 30, 2014 and December 31, 2013, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses, based on a discounted cash flow method, for non-collateral dependent loans. Based on those evaluations, as of September 30, 2014, there were specific reserves totaling $7.0 million, which is included in the $22.4 million allowance for loan losses. Also included in impaired loans are two C&I loans, two CRE loans and three private banking loans with a combined balance of $5.8 million as of September 30, 2014, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

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

The following tables present the allowance for loan losses and recorded investment in loans by class:

	September 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$6,265	$—	$728	$6,993
Collectively evaluated for impairment	9,717	4,391	1,275	15,383
Total allowance for loan losses	$15,982	$4,391	$2,003	$22,376
Portfolio loans:
Individually evaluated for impairment	$21,824	$3,498	$2,123	$27,445
Collectively evaluated for impairment	674,361	682,694	912,007	2,269,062
Total portfolio loans	$696,185	$686,192	$914,130	$2,296,507

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,658	$—	$814	$5,472
Collectively evaluated for impairment	7,223	5,104	1,197	13,524
Total allowance for loan losses	$11,881	$5,104	$2,011	$18,996
Portfolio loans:
Individually evaluated for impairment	$16,203	$3,498	$1,119	$20,820
Collectively evaluated for impairment	722,838	548,890	568,227	1,839,955
Total portfolio loans	$739,041	$552,388	$569,346	$1,860,775

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$547	$527
Non-accrual	15,452	13,021
Total troubled debt restructurings	$15,999	$13,548

Of the non-accrual loans as of September 30, 2014, four C&I loans, one CRE loan and two residential mortgage loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of September 30, 2014. The aggregate recorded investment of these loans was $16.0 million. There were $605,000 of unused commitments on non-accrual TDRs as of September 30, 2014, and there was $54,000 of unused commitments on the one accruing TDR.

Of the non-accrual loans as of December 31, 2013, four C&I loans, one CRE loan and one residential mortgage loan were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2013. The aggregate net carrying value of these loans was $13.5 million. There was $820,000 of unused commitments on these loans as of December 31, 2013, of which $149,000 was related to an accruing TDR.

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. We generally do not forgive principal when restructuring loans. There were no payment defaults, during the three and nine months ended September 30, 2014 and 2013, for loans modified as TDRs within twelve months of the corresponding balance sheet dates.

There were no new loans designated as TDRs during the three months ended September 30, 2014 and 2013.

The financial effects of modifications made to loans designated as TDRs during the nine months ended September 30, 2014 and 2013, are as follows:

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term, advanced additional funds, forgave principal	1	$5,218	$4,696	$1,968	$1,120
Private Banking:
Extended term, reduced interest rate	1	1,266	1,098	100	—
Total	2	$6,484	$5,794	$2,068	$1,120

	Nine Months Ended September 30, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term	1	$2,691	$2,577	$1,100	$1,100
Advanced additional funds	2	6,957	8,170	2,000	1,357
Total	3	$9,648	$10,747	$3,100	$2,457

Other Real Estate Owned

As of September 30, 2014 and December 31, 2013, the balance of the other real estate owned portfolio was $1.4 million and $1.4 million, respectively.

[6] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $34.1 million was recorded during the nine months ended September 30, 2014, for the Chartwell acquisition. In April 2014, the Company and Chartwell Investment Partners, LP settled one of the three escrow reserves resulting in a $777,000 reduction to the purchase price and a corresponding reduction to goodwill. Refer to Note 2, Business Combinations, for further details on this acquisition.

The following table presents the change in goodwill for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Balance at beginning of period	$—	$—
Additions	34,118	—
Balance at end of period	$34,118	$—

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Gross carrying amount at beginning of period	$—	$—
Additions	19,510	—
Accumulated amortization	(909)	—
Balance at end of period	$18,601	$—

The following table presents the ending balance of intangible assets as of the date presented and original, estimated useful life by class:

(Dollars in thousands)	September 30, 2014	Estimated Useful Life (months)
Trade name	$1,155	240
Client Relationships:
Sub-advisory client list	10,716	162
Separate managed accounts client list	1,031	120
Other institutional client list	5,635	132
Non-compete agreements	64	48
Total intangible assets	$18,601

Amortization expense on finite-lived intangible assets totaled $389,000 and $0 for the three months ended September 30, 2014, and 2013. Amortization expense on finite-lived intangible assets totaled $909,000 and $0 for the nine months ended September 30, 2014, and 2013.

The following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following September 30, 2014:

(Dollars in thousands)	Amount
September 30,
2015	$1,558
2016	1,558
2017	1,558
2018	1,547
2019	1,540
Thereafter	10,840
Total	$18,601

[7] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	September 30, 2014	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$124,732	$129,624
Interest-bearing checking accounts	0.00 to 0.50%	0.42%	0.06%	107,376	6,335
Money market deposit accounts	0.05 to 0.85%	0.38%	0.37%	1,140,559	952,631
Total demand and savings accounts				1,372,667	1,088,590
Time deposits	0.05 to 5.21%	0.70%	0.71%	871,657	873,115
Total deposit balance				$2,244,324	$1,961,705
Average rate paid on interest-bearing accounts		0.51%	0.53%

As of September 30, 2014 and December 31, 2013, the Bank had total brokered deposits of $852.6 million and $777.4 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $426.2 million and $423.2 million as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $405.7 million and $398.3 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
12 months or less	$765,292	$693,574
12 months to 24 months	105,018	174,692
24 months to 36 months	1,347	4,849
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$871,657	$873,115

Interest expense on deposits is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest-bearing checking accounts	$86	$1	$119	$3
Money market deposit accounts	1,125	899	3,080	2,834
Time deposits	1,543	1,691	4,672	5,665
Total interest expense on deposits	$2,754	$2,591	$7,871	$8,502

[8] BORROWINGS

As of September 30, 2014 and December 31, 2013, borrowings were comprised of the following:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 9/25/2012		$—		0.42%	$20,000	9/25/2014
Issued 4/7/2014	0.34%	25,000	4/7/2015		—
Issued 4/7/2014	0.38%	25,000	6/8/2015		—
Issued 4/7/2014	0.44%	25,000	9/8/2015		—
Issued 5/5/2014	0.33%	25,000	2/5/2015		—
Issued 9/30/2014	0.28%	30,000	10/3/2014		—
Subordinated notes payable	5.75%	35,000	7/1/2019		—
Total		$165,000			$20,000

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualify as Tier 2 capital for the holding company, under federal regulatory capital rules. The proceeds will help fund continued growth and ensure that the company and its bank subsidiary maintain their adequate and well capitalized positions, respectively, and may be used to invest in the Bank and Chartwell, and for other general corporate purposes.

During the second quarter the Bank increased FHLB borrowings to fund loan growth, specifically the $219.7 million of acquired loans. Refer to Note 4, for more information on the acquired loans.

The Bank has borrowing capacity with the FHLB. The borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of September 30, 2014, the Bank’s borrowing capacity is based on the information provided in the June 30, 2014, QCR filing. As of September 30, 2014, the Bank had securities held in safekeeping at the FHLB with a fair value of $8.7 million, combined with pledged loans of $598.6 million, for a total borrowing capacity of $297.1 million, net of $130.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2013, there was $20.0 million outstanding in advances from the FHLB, which was repaid in 2014. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of September 30, 2014, the full amount of these established lines were available to the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2014, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

Financial depository institutions are categorized as Well Capitalized if they meet minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios (Tier 1 capital to average assets) as set forth in the tables below. Based upon the information in the most recently filed Call Report, the Bank exceeded the capital ratios necessary to be Well Capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report that management believes have changed the Bank’s capital.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$305,423	11.52%	$212,061	8.00%	N/A	N/A
Bank	$281,142	10.66%	$210,902	8.00%	$263,627	10.00%
Tier 1 risk-based capital ratio
Company	$254,416	9.60%	$106,030	4.00%	N/A	N/A
Bank	$258,135	9.79%	$105,451	4.00%	$158,176	6.00%
Tier 1 leverage ratio
Company	$254,416	9.53%	$106,840	4.00%	N/A	N/A
Bank	$258,135	9.71%	$106,283	4.00%	$132,854	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	$175,700	8.00%	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	$87,850	4.00%	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	$180,138	8.00%	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

During the three and nine months ended September 30, 2014, the Company contributed $5.0 million and $20.0 million, respectively, of capital to the Bank subsidiary.

As part of its operating and financial strategies, the Company has not paid dividends to its holders of its common shares since its inception in 2007 and it does not anticipate paying cash dividends to its holders of its common shares in the foreseeable future.

[10] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2014, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. The Company’s contribution expense was $168,000 and $90,000 for the three months ended September 30, 2014 and 2013, respectively, including incidental administrative fees paid to a third party administrator of the plan. The Company’s contribution expense was $454,000 and $300,000 for the nine months ended September 30, 2014 and 2013, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three and nine months ended September 30, 2014, the Company recorded expense related to SERP of $172,000 and $485,000, respectively, utilizing a discount rate of 3.56% and the recorded liability related to the SERP plan was $1.1 million as of September 30, 2014.

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

The tables below show the changes in the common and preferred shares during the periods indicated.

	Number of Common Shares Outstanding	Number of Preferred Shares Outstanding (Series C)
Balance, December 31, 2012	17,444,730	48,780
Issuance of common stock	6,355,000	—
Conversion of preferred stock to common stock	4,878,049	(48,780)
Exercise of stock options	12,500	—
Balance, September 30, 2013	28,690,279	—

Balance, December 31, 2013	28,690,279	—
Exercise of stock options	22,500	—
Balance, September 30, 2014	28,712,779	—

[12] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Net income available to common shareholders	$5,706	$1,330	$10,836	$8,057
Less: earnings allocated to participating stock	—	—	—	748
Net income available to common shareholders, after required adjustments for the calculation of basic EPS	$5,706	$1,330	$10,836	$7,309

Basic shares	28,712,779	28,690,034	28,699,015	23,207,969
Preferred shares - dilutive	—	—	—	2,376,485
Unvested restricted shares - dilutive	—	—	—	2,422
Stock options - dilutive	292,372	459,698	439,518	364,550
Diluted shares	29,005,151	29,149,732	29,138,533	25,951,426

Earnings per common share:
Basic	$0.20	$0.05	$0.38	$0.31
Diluted	$0.20	$0.05	$0.37	$0.31

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive shares (1)	798,732	348,000	716,732	536,500

(1)	Includes stock options not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2014 and December 31, 2013:

	Asset Derivatives		Liability Derivatives
	as of September 30, 2014		as of September 30, 2014
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$504
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$4,084	Other liabilities	$4,378

	Asset Derivatives		Liability Derivatives
	as of December 31, 2013		as of December 31, 2013
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$736
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,417	Other liabilities	$3,515

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2014, the Company had five interest rate swaps, with a notional amount of $7.6 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk is considered insignificant for nine months ended September 30, 2014 and 2013. There were no counterparty default losses on derivatives for the nine months ended September 30, 2014 and 2013.

For the five derivatives that are designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2014, the Company recognized gains of $2,000 and $6,000 in non-interest income related to hedge ineffectiveness. The Company also recognized a decrease to interest income of $80,000 and $247,000 for the three and nine months ended September 30, 2014, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2014, the Company had 100 derivative transactions with an aggregate notional amount of $348.4 million related to this program. During the three and nine months ended September 30, 2014, the Company recognized a net gain of $19,000 and net loss of $195,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended September 30,
(Dollars in thousands)		2014	2013
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(80)	$(159)
	Non-interest income (expense)	2	5
Total		$(78)	$(154)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$19	$(19)
Total		$19	$(19)

		Nine Months Ended September 30,
(Dollars in thousands)		2014	2013
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income (expense)	$(247)	$(389)
	Non-interest income (expense)	6	6
Total		$(241)	$(383)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income (expense)	$(195)	$107
Total		$(195)	$107

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

As of September 30, 2014, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $4.5 million. As of September 30, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.6 million. If the Company had breached any of these provisions as of September 30, 2014, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$31,948	$—	$31,948
Trust preferred securities	—	17,572	—	17,572
Non-agency mortgage-backed securities	—	11,785	—	11,785
Agency collateralized mortgage obligations	—	58,948	—	58,948
Agency mortgage-backed securities	—	33,432	—	33,432
Agency debentures	—	16,782	—	16,782
Equity securities	7,918	—	—	7,918
Interest rate swaps	—	4,084	—	4,084
Total financial assets	7,918	174,551	—	182,469

Financial liabilities:
Interest rate swaps	—	4,882	—	4,882
Total financial liabilities	$—	$4,882	$—	$4,882

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$56,388	$—	$56,388
Trust preferred securities	—	15,624	—	15,624
Non-agency mortgage-backed securities	—	7,694	—	7,694
Agency collateralized mortgage obligations	—	81,951	—	81,951
Agency mortgage-backed securities	—	36,311	—	36,311
Agency debentures	—	4,613	—	4,613
Interest rate swaps	—	3,417	—	3,417
Total financial assets	—	205,998	—	205,998

Financial liabilities:
Interest rate swaps	—	4,251	—	4,251
Total financial liabilities	$—	$4,251	$—	$4,251

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs. The valuations for debt and equity securities are classified as either Level 1 or Level 2. U.S. Treasury Notes and equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets. Investment securities within Level 2 include corporate bonds, single-issuer trust preferred securities, municipal bonds, non-agency mortgage-backed securities, collateralized mortgage obligations and mortgage-backed securities issued by U.S. government agencies and U.S. government agency debentures.

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$20,452	$20,452
Other real estate owned	—	—	1,413	1,413
Total assets	$—	$—	$21,865	$21,865

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment	$—	$—	$15,348	$15,348
Other real estate owned	—	—	1,413	1,413
Total assets	$—	$—	$16,761	$16,761

As of September 30, 2014, the Company recorded $7.0 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $6.1 million, and as a result of adjusting the value based upon the discounted cash flow to $14.4 million as of September 30, 2014.

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

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is designated as a TDR. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and which may cause us to believe our recovered value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans for which it has established specific reserves as part of the allocated allowance component of the allowance for loan losses.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment	$6,101	(2)	Appraisal value	Discount due to salability conditions	8%

Loans measured for impairment	$14,351	(3)	Discounted cash flow	Lack of market data	7%

Other real estate owned	$1,413		Appraisal value	Discount due to salability conditions	18%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $6.1 million are net of specific reserve of $1.5 million.

(3)	Loans measured for impairment based on discounted cash flow of $14.4 million are net of specific reserve of $5.5 million.

	December 31, 2013
(Dollars in thousands)	Fair Value		Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment	$8,246	(2)	Appraisal value	Discount due to salability conditions	10%

Loans measured for impairment	$7,102	(3)	Discounted cash flow	Lack of market data	14%

Other real estate owned	$1,413		Appraisal value	Discount due to salability conditions	18%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	Loans measured for impairment based on appraisal value of $8.2 million are net of specific reserve of $2.8 million.

(3)	Loans measured for impairment based on discounted cash flow of $7.1 million are net of specific reserve of $2.7 million.

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$99,133	$99,133	$146,558	$146,558
Investment securities available-for-sale: debt	2	170,467	170,467	202,581	202,581
Investment securities available-for-sale: equity	1	7,918	7,918	—	—
Investment securities held-to-maturity	2	47,124	47,398	25,263	24,457
Loans held-for-investment, net	3	2,274,131	2,279,288	1,841,779	1,860,693
Accrued interest receivable	2	6,113	6,113	6,180	6,180
Investment management fees receivable	2	6,387	6,387	—	—
Federal Home Loan Bank stock	2	7,854	7,854	2,336	2,336
Bank owned life insurance	2	52,923	52,923	41,882	41,882
Interest rate swaps	2	4,084	4,084	3,417	3,417
Other real estate owned	3	1,413	1,413	1,413	1,413

Financial liabilities:
Deposits	2	$2,244,324	$2,245,328	$1,961,705	$1,963,611
Borrowings	2	165,000	164,924	20,000	20,008
Interest rate swaps	2	4,882	4,882	4,251	4,251

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2014 and December 31, 2013:

CASH AND CASH EQUIVALENTS
The carrying amount approximates fair value.

INVESTMENT SECURITIES
The fair values of investment securities available-for-sale, held-to-maturity and trading are based on quoted market prices for the same or similar securities, recently executed transactions and pricing models.

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

FEDERAL HOME LOAN BANK STOCK
The carrying value of our FHLB stock, which is a marketable equity investment, approximates fair value.

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

[15] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended September 30,
	2014	2013
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(525)	$(1,322)
Increase (decrease) in unrealized holding gains (losses)	446	(328)
Gains reclassified from other comprehensive income (loss)	—	—
Net other comprehensive income (loss)	446	(328)
Balance, end of period	$(79)	$(1,650)

	Nine Months Ended September 30,
	2014	2013
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(1,744)	$1,671
Increase (decrease) in unrealized holding gains (losses)	2,582	(2,817)
Gains reclassified from other comprehensive income (loss) (1)	(917)	(504)
Net other comprehensive income (loss)	1,665	(3,321)
Balance, end of period	$(79)	$(1,650)

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $1.4 million and $784,000, net of income tax expense of $511,000 and $280,000 for the nine months ended September 30, 2014 and 2013, respectively.

[16] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[17] SEGMENTS

Since the Chartwell acquisition on March 5, 2014, the Company now operates two reportable segments: Bank and Investment Management.

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

The following tables provide financial information for the two segments of the Company as of and for the periods indicated.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Assets:	(unaudited)
Bank	$2,684,550	$2,290,509
Investment management	69,743	—
Total assets	$2,754,293	$2,290,509

	Three Months Ended September 30, 2014
(Dollars in thousands)	Bank	Investment Management	Consolidated
Income statement data:	(unaudited)
Interest income	$19,681	$—	$19,681
Interest expense	3,435	—	3,435
Net interest income	16,246	—	16,246
Provision for loan losses	651	—	651
Net interest income after provision for loan losses	15,595	—	15,595
Non-interest income:
Investment management fees	—	7,418	7,418
Net gain on the sale of investment securities available-for-sale	—	—	—
Other non-interest income	1,875	(3)	1,872
Total non-interest income	1,875	7,415	9,290
Non-interest expense:
Intangible amortization expense	—	389	389
Other non-interest expense	10,815	5,469	16,284
Total non-interest expense	10,815	5,858	16,673
Income before tax	6,655	1,557	8,212
Income tax expense	1,833	673	2,506
Net income	$4,822	$884	$5,706

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Bank	Investment Management (1)	Consolidated
Income statement data:	(unaudited)
Interest income	$56,980	$—	$56,980
Interest expense	8,834	—	8,834
Net interest income	48,146	—	48,146
Provision for loan losses	10,368	—	10,368
Net interest income after provision for loan losses	37,778	—	37,778
Non-interest income:
Investment management fees	—	17,381	17,381
Net gain on the sale of investment securities available-for-sale	1,428	—	1,428
Other non-interest income	4,044	38	4,082
Total non-interest income	5,472	17,419	22,891
Non-interest expense:
Intangible amortization expense	—	909	909
Other non-interest expense	31,535	12,505	44,040
Total non-interest expense	31,535	13,414	44,949
Income before tax	11,715	4,005	15,720
Income tax expense	3,158	1,726	4,884
Net income	$8,557	$2,279	$10,836

(1)	The Investment Management segment activity began on March 5, 2014, upon closing of the Chartwell acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and nine months ended September 30, 2014. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

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

General

We are a bank holding company that now operates through two reporting segments: Bank and Investment Management. The Bank segment generates most of its revenue from interest on loans and investments, loan related fees and deposit-related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. The Investment Management segment originated through the acquisition of substantially all of the assets of Chartwell Investment Partners, LP which was consummated on March 5, 2014, and the recent formation of Chartwell TSC Securities Corp., which is applying to be registered as a broker-dealer with the SEC and FINRA. The Investment Management segment generates most of its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our total revenue; earnings per common share; pre-tax, pre-provision net revenue; ratio of allowance for loan losses to total loans; assets under management; return on average assets; return on average equity; the efficiency ratio of the Bank segment; and net interest margin, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

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

For the three months ended September 30, 2014, our net income was $5.7 million compared to $1.3 million for the same period in 2013, an increase of $4.4 million, or 329.0%, primarily due to the impact of (1) a $474,000, or 3.0%, increase in our net interest income, (2) a decrease in provision for loan losses of $4.3 million, (3) an increase in non-interest income of $8.2 million largely related to investment management fees and higher swap fees, (4) an increase of $6.7 million in our non-interest expense largely related to the addition of Chartwell and overall annual cost increases and (5) a $1.9 million increase in income taxes.

For the nine months ended September 30, 2014, our net income was $10.8 million compared to $8.1 million for the same period in 2013, an increase of $2.8 million, or 34.5%, primarily due to the impact of (1) a $2.7 million, or 6.0%, increase in our net interest income, (2) an increase in provision for loan losses of $2.7 million, (3) an increase in non-interest income of $18.7 million largely related to investment management fees, higher net gain on the sale of investment securities available-for-sale and higher swap fees, (4) an increase of $15.3 million in our non-interest expense largely related to the addition of Chartwell and overall annual cost increases and (5) a $649,000 increase in income taxes.

Our diluted EPS was $0.20 for the three months ended September 30, 2014, compared to $0.05 for the same period in 2013. The increase is a result of an increase of $4.4 million, or 329.0%, in our net income.

Our diluted EPS was $0.37 for the nine months ended September 30, 2014, compared to $0.31 for the same period in 2013. The increase is a result of an increase of $2.8 million, or 34.5%, in our net income partially offset by the dilutive impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering.

Our annualized return on average assets was 0.83% and 0.56% for the three and nine months ended September 30, 2014, respectively, as compared to 0.24% and 0.50% for the same periods in 2013. Our annualized return on average equity was 7.42% and 4.80%, for the three and nine months ended September 30, 2014, respectively, as compared to 1.81% and 4.20% for the same periods in 2013. The increase in both ratios is the result of the higher net income for the three and nine months ended September 30, 2014, as discussed above.

For the three and nine months ended September 30, 2014, the Bank's efficiency ratio was 59.68% and 60.34%, respectively, (adjusted for non-recurring acquisition costs) as compared to 58.73% and 60.43%, respectively, for the same periods in 2013, primarily as a result of higher compensation expense for the bank offset partially by higher total revenue for the three months ended September 30, 2014.

Our non-interest expense to average assets for the three and nine months ended September 30, 2014, was 2.43% and 2.34%, respectively, compared to 1.81% and 1.84%, respectively, for the same periods in 2013. The increase is due to the addition of Chartwell operating expenses since the closing of the Chartwell acquisition in March 2014.

For the three months ended September 30, 2014, total revenue increased $8.6 million, or 51.2%, to $25.5 million from $16.9 million for the same period in 2013, driven by growth in investment management fees, growth in our loan income and higher swap fees. Pre-tax, pre-provision net revenue increased $2.0 million, or 28.9%, to $8.9 million for the three months ended September 30, 2014, from $6.9 million for the same period in 2013, primarily resulting from growth of $8.6 million, or 51.2%, in total revenue, partially offset by an increase of $6.7 million, or 66.5%, in non-interest expense.

For the nine months ended September 30, 2014, total revenue increased $20.8 million, or 42.6%, to $69.6 million from $48.8 million for the same period in 2013, driven by investment management fees and growth in our loan income and higher swap fees. Pre-tax, pre-provision net revenue increased $5.4 million, or 28.3%, to $24.7 million for the nine months ended September 30, 2014, from $19.2 million for the same period in 2013, primarily resulting from growth of $20.8 million, or 42.6%, in total revenue, partially offset by an increase of $15.3 million, or 51.8%, in non-interest expense.

Our annualized net interest margin was 2.50% for the three months ended September 30, 2014, and 2.62% for the nine months ended September 30, 2014, as compared to 2.93% and 2.90%, respectively, for the same periods in 2013. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the bank has made its fastest growing channel. In addition, net interest margin was impacted by the interest expense from our June 2014 subordinated debt placement.

Total assets of $2.8 billion as of September 30, 2014, increased $463.8 million, or 27.1% on an annualized basis, from December 31, 2013. Total loans grew by $435.7 million to $2.3 billion as of September 30, 2014, an annualized increase of 31.3% from December 31, 2013, as a result of growth in our commercial real estate and private banking loan portfolios. The private banking portfolio growth includes approximately $220 million in acquired loans. Total deposits increased $282.6 million, or 19.3% on an annualized basis, to $2.2 billion as of September 30, 2014, from $2.0 billion, as of December 31, 2013.

Non-performing assets to total assets increased to 1.03% as of September 30, 2014, from 0.95% as of December 31, 2013 due to $21.9 million in additions to non-performing loans and $15.3 million in reductions to non-performing loans during the year. Annualized net charge-offs to average loans for the three months ended September 30, 2014, was 0.19%, as compared to 0.98% for the same period in 2013. Annualized net charge-offs to average loans for the nine months ended September 30, 2014, was 0.45%, as compared to 0.57% for the same period in 2013.

The allowance for loan losses to total loans decreased to 0.97% as of September 30, 2014, from 1.02% as of December 31, 2013, as a result of the growing private banking portfolio of loans secured by marketable securities, which generally have a lower provision based on their risk level. The allowance for loan losses to non-performing loans decreased to 83.19% as of September 30, 2014, from 93.61% as of December 31, 2013.

Provision for loan losses was $651,000 for the three months ended September 30, 2014, compared to $4.9 million for the same period of 2013. Provision expense for the three months ended September 30, 2014, decreased $4.3 million or 86.7% from the same period in 2013, as the prior period included the impact of a charge-off for $4.3 million for the three months ended September 30, 2013, on one commercial and industrial loan. The provision for loan losses was $10.4 million for the nine months ended September 30, 2014, compared to $7.7 million for the same period in 2013.

Our book value per common share increased $0.45 or 4.4%, to $10.70 as of September 30, 2014, from $10.25 as of December 31, 2013 as a result of our net income. Our tangible equity to tangible assets ratio decreased to 9.43% as of September 30, 2014, from 12.83% as of December 31, 2013, primarily the result of the goodwill and other intangible assets acquired in the Chartwell acquisition.

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

“Efficiency ratio” is defined as non-interest expense divided by our total revenue. “Efficiency ratio, as adjusted” is defined as non-interest expense, excluding non-recurring expenses associated with the Chartwell acquisition and intangible amortization expense, where applicable, divided by our total revenue. We believe this measure, particularly at the Bank, allows management and investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

(Dollars in thousands, except share and per share data)	September 30, 2014	December 31, 2013
Tangible equity to tangible assets:
Total shareholders' equity	$307,359	$293,945
Less: intangible assets	52,719	—
Tangible equity	$254,640	$293,945
Total assets	$2,754,293	$2,290,509
Less: intangible assets	52,719	—
Tangible assets	$2,701,574	$2,290,509
Tangible equity to tangible assets	9.43%	12.83%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Pre-tax, pre-provision net revenue:
Net interest income	$16,246	$15,772	$48,146	$45,400
Total non-interest income	9,290	1,118	22,891	4,210
Less: net gain on the sale of investment securities available-for-sale	—	—	1,428	784
Total revenue	25,536	16,890	69,609	48,826
Less: total non-interest expense	16,673	10,016	44,949	29,604
Pre-tax, pre-provision net revenue	$8,863	$6,874	$24,660	$19,222

Efficiency ratio:
Total non-interest expense (numerator)	$16,673	$10,016	$44,949	$29,604
Total revenue (denominator)	$25,536	$16,890	$69,609	$48,826
Efficiency ratio	65.29%	59.30%	64.57%	60.63%

Efficiency ratio, as adjusted:
Less: non-recurring expenses	$—	$97	$45	$97
Less: intangible amortization expenses	389	—	909	—
Total non-interest expense, as adjusted (numerator)	$16,284	$9,919	$43,995	$29,507
Total revenue (denominator)	$25,536	$16,890	$69,609	$48,826
Efficiency ratio, as adjusted	63.77%	58.73%	63.20%	60.43%

BANK SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Bank pre-tax, pre-provision net revenue:
Net interest income	$16,246	$15,772	$48,146	$45,400
Total non-interest income	1,875	1,118	5,472	4,210
Less: net gain on the sale of investment securities available-for-sale	—	—	1,428	784
Total revenue	18,121	16,890	52,190	48,826
Less: total non-interest expense	10,815	10,016	31,535	29,604
Pre-tax, pre-provision net revenue	$7,306	$6,874	$20,655	$19,222

Bank efficiency ratio:
Total non-interest expense (numerator)	$10,815	$10,016	$31,535	$29,604
Total revenue (denominator)	$18,121	$16,890	$52,190	$48,826
Efficiency ratio	59.68%	59.30%	60.42%	60.63%

Bank efficiency ratio, as adjusted:
Less: non-recurring expenses	$—	$97	$45	$97
Total non-interest expense, as adjusted (numerator)	$10,815	$9,919	$31,490	$29,507
Total revenue (denominator)	$18,121	$16,890	$52,190	$48,826
Efficiency ratio, as adjusted	59.68%	58.73%	60.34%	60.43%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 69.2% and 93.0% of total revenue for the nine months ended September 30, 2014 and 2013, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Interest income	$19,681	$18,384	$56,980	$53,966
Fully taxable equivalent adjustment	58	59	176	168
Interest income adjusted	19,739	18,443	57,156	54,134
Less: interest expense	3,435	2,612	8,834	8,566
Net interest income adjusted	$16,304	$15,831	$48,322	$45,568

Yield on earning assets	3.02%	3.42%	3.10%	3.45%
Cost of interest-bearing liabilities	0.60%	0.58%	0.56%	0.64%
Net interest spread	2.42%	2.84%	2.54%	2.81%
Net interest margin (1)	2.50%	2.93%	2.62%	2.90%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended September 30, 2014 and 2013. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$125,655	$114	0.36%	$135,519	$129	0.38%
Federal funds sold	7,665	1	0.05%	6,900	1	0.06%
Investment securities available-for-sale	179,163	522	1.16%	218,513	814	1.48%
Investment securities held-to-maturity	39,903	323	3.21%	23,737	192	3.21%
Investment securities trading	—	—	—%	6,869	44	2.54%
Total loans	2,240,116	18,779	3.33%	1,750,101	17,263	3.91%
Total interest-earning assets	2,592,502	19,739	3.02%	2,141,639	18,443	3.42%
Other assets	131,451			52,549
Total assets	$2,723,953			$2,194,188

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$84,045	$86	0.41%	$5,348	$1	0.07%
Money market deposit accounts	1,136,000	1,125	0.39%	935,858	899	0.38%
Time deposits (excluding CDARS®)	472,965	1,014	0.85%	465,435	1,068	0.91%
CDARS® time deposits	395,254	529	0.53%	359,845	623	0.69%
Borrowings:
FHLB borrowing	132,609	127	0.38%	20,000	21	0.42%
Subordinated notes payable	35,000	554	6.28%	—	—	—%
Total interest-bearing liabilities	2,255,873	3,435	0.60%	1,786,486	2,612	0.58%
Noninterest-bearing deposits	125,668			102,649
Other liabilities	37,508			14,182
Shareholders' equity	304,904			290,871
Total liabilities and shareholders' equity	$2,723,953			$2,194,188

Net interest income (1)		$16,304			$15,831
Net interest spread			2.42%			2.84%
Net interest margin (1)			2.50%			2.93%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended September 30, 2014 and 2013. Net interest income, calculated on a fully taxable equivalent basis, increased $473,000 or 3.0%, to $16.3 million for the three months ended September 30, 2014, from $15.8 million for the same period in 2013. The increase in net interest income for the three months ended September 30, 2014, was primarily attributable to a $450.9 million, or 21.1%, increase in average interest-earning assets driven largely by loan growth, while net interest margin decreased to 2.50% for the three months ended September 30, 2014 compared to 2.93% for the same period in 2013. The increase in net interest income reflects an increase of $1.3 million, or 7.0%, in interest income, partially offset by an increase of $823,000, or 31.5%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $490.0 million, or 28.0%, which is our highest yielding earning asset and the Bank's core business, as well as an increase of $16.2 million in average investment securities held-to-maturity, partially offset by a decrease of $39.4 million, or 18.0%, in average investment securities available-for-sale, a decrease of 58 basis points in yield on our loans and a decrease of 32 basis points in the yield on investment securities available-for-sale. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the bank has made its fastest growing channel. The overall yield on interest-earning assets declined 40 basis points to 3.02% for the three months ended September 30, 2014, as compared to 3.42% for the same period in 2013, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio.

Interest expense on interest-bearing liabilities of $3.4 million, for the three months ended September 30, 2014, increased $823,000 or 31.5% from the same period in 2013 as a result of an increase of two basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2013, and an increase of $469.4 million or 26.3% in average interest-bearing liabilities for the three months ended September 30, 2014. The increase in average rate paid was reflective of the issuance of subordinated debt partially offset by decreases in rates paid on time deposit accounts, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $200.1 million, or 21.4%, in average money market deposit accounts and an increase of $35.4 million, or 9.8%, in average CDARS® time deposits, an increase in average FHLB borrowings of $112.6 million and the issuance of $35.0 million subordinated debt.

The following table analyzes the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended September 30, 2014 and 2013. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30,
	2014 over 2013
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(6)	$(9)	$(15)
Federal funds sold	—	—	—
Investment securities available-for-sale	(160)	(132)	(292)
Investment securities held-to-maturity	—	131	131
Investment securities trading	—	(44)	(44)
Total loans	(2,845)	4,361	1,516
Total increase (decrease) in interest income	(3,011)	4,307	1,296

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	20	65	85
Money market deposit accounts	29	197	226
Time deposits (excluding CDARS®)	(71)	17	(54)
CDARS® time deposits	(151)	57	(94)
Borrowings:
FHLB borrowing	(2)	108	106
Subordinated notes payable	—	554	554
Total increase (decrease) in interest expense	(175)	998	823
Total increase (decrease) in net interest income	$(2,836)	$3,309	$473

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the nine months ended September 30, 2014 and 2013. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$173,697	$437	0.34%	$159,669	$442	0.37%
Federal funds sold	7,715	3	0.05%	9,066	7	0.10%
Investment securities available-for-sale	175,312	1,648	1.26%	209,523	2,536	1.62%
Investment securities held-to-maturity	30,272	760	3.36%	10,233	238	3.11%
Investment securities trading	—	—	—%	4,091	71	2.32%
Total loans	2,077,090	54,308	3.50%	1,707,014	50,840	3.98%
Total interest-earning assets	2,464,086	57,156	3.10%	2,099,596	54,134	3.45%
Other assets	109,406			48,547
Total assets	$2,573,492			$2,148,143

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$56,205	$119	0.28%	$5,484	$3	0.07%
Money market deposit accounts	1,068,005	3,080	0.39%	923,962	2,834	0.41%
Time deposits (excluding CDARS®)	479,062	3,036	0.85%	479,609	3,614	1.01%
CDARS® time deposits	412,235	1,636	0.53%	354,172	2,051	0.77%
Borrowings:
FHLB borrowing	86,594	250	0.39%	20,000	64	0.43%
Subordinated notes payable	15,000	713	6.36%	—	—	—%
Total interest-bearing liabilities	2,117,101	8,834	0.56%	1,783,227	8,566	0.64%
Noninterest-bearing deposits	125,690			88,018
Other liabilities	28,873			20,126
Shareholders' equity	301,828			256,772
Total liabilities and shareholders' equity	$2,573,492			$2,148,143

Net interest income (1)		$48,322			$45,568
Net interest spread			2.54%			2.81%
Net interest margin (1)			2.62%			2.90%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Nine Months Ended September 30, 2014 and 2013. Net interest income, calculated on a fully taxable equivalent basis, increased $2.8 million or 6.0%, to $48.3 million for the nine months ended September 30, 2014, from $45.6 million for the same period in 2013. The increase in net interest income for the nine months ended September 30, 2014, was primarily attributable to a $364.5 million, or 17.4%, increase in average interest-earning assets driven largely by loan growth, while net interest margin decreased to 2.62% for the nine months ended September 30, 2014, as compared to 2.90% for the same period in 2013. The increase in net interest income reflects an increase of $3.0 million, or 5.6%, in interest income, partially offset by an increase of $268,000, or 3.1%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $370.1 million, or 21.7%, which is our highest yielding earning asset and the Bank's core business, as well as an increase of $20.0 million in average investment securities held-to-maturity, partially offset by a decrease of $34.2 million, or 16.3%, in average investment securities available-for-sale, a decrease of 48 basis points in yield on our loans and a decrease of 36 basis points in yield on investment securities available-for-sale. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the bank has made its fastest growing channel. The overall yield on interest-earning assets declined 35 basis points to 3.10% for the nine months ended September 30, 2014, as compared to 3.45% for the same period in 2013, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio.

Interest expense on interest-bearing liabilities of $8.8 million, for the nine months ended September 30, 2014, increased $268,000 or 3.1% from the same period in 2013 as a result of an increase of $333.9 million or 18.7% in average interest-bearing liabilities for the nine months ended September 30, 2014, partially offset by a decrease of eight basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2013. The decrease in average rate paid was reflective of decreases in rates paid in the three largest interest-bearing deposit categories partially offset by the issuance of subordinated debt, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $144.0 million, or 15.6%, in average money market deposit accounts and an increase of $58.1 million, or 16.4%, in average CDARS® time deposits, an increase in average FHLB borrowings of $66.6 million and the issuance of subordinated debt.

The following table analyzes the dollar amount of change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the nine months ended September 30, 2014 and 2013. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Nine Months Ended September 30,
	2014 over 2013
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(42)	$37	$(5)
Federal funds sold	(3)	(1)	(4)
Investment securities available-for-sale	(513)	(375)	(888)
Investment securities held-to-maturity	20	502	522
Investment securities trading	—	(71)	(71)
Total loans	(6,693)	10,161	3,468
Total increase (decrease) in interest income	(7,231)	10,253	3,022

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	27	89	116
Money market deposit accounts	(177)	423	246
Time deposits (excluding CDARS®)	(574)	(4)	(578)
CDARS® time deposits	(715)	300	(415)
Borrowings:
FHLB borrowing	(7)	193	186
Subordinated notes payable	—	713	713
Total increase (decrease) in interest expense	(1,446)	1,714	268
Total increase (decrease) in net interest income	$(5,785)	$8,539	$2,754

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

Provision for Loan Losses for the Three Months Ended September 30, 2014 and 2013. We recorded a $651,000 and $4.9 million provision for loan losses for the three months ended September 30, 2014 and 2013, respectively. The provision for the three months ended September 30, 2014, decreased $4.3 million or 86.7% from the same period in 2013, as the prior period included the impact of a charge-off for $4.3 million for the three months ended September 30, 2013, on one commercial and industrial loan. There were no charge-offs for the commercial real estate and private banking portfolios for the three months ended September 30, 2014 and 2013.

Provision for Loan Losses for the Nine Months Ended September 30, 2014 and 2013. We recorded a $10.4 million and $7.7 million provision for loan losses for the nine months ended September 30, 2014 and 2013, respectively. The provision for the nine months ended September 30, 2014, was comprised of a) the impact of $7.6 million in charge-offs related to four non-performing commercial and industrial loans, b) an increase of $1.6 million in additional specific reserves on non-performing commercial and industrial loans and c) $2.5 million increased commercial and industrial general reserves largely driven by the impact of charge-offs and loans that were downgraded during the year, partially offset by c) recoveries of $495,000 on two commercial and industrial loans and d) a decrease of $713,000 in the general reserve of the commercial real estate portfolio due to improved credit quality. The provision for loan losses for the nine months ended September 30, 2013, was largely driven by the impact of charge-offs totaling $7.4 million for the nine months ended September 30, 2013, on three commercial and industrial loans and one commercial real estate loan. There were no charge-offs for the commercial real estate portfolio for the nine months ended September 30, 2014, and no charge-offs for the private banking portfolio for the nine months ended September 30, 2014 and 2013.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees for Chartwell and for the Bank certain fees generated from loan and deposit relationships with our customers, coupled with income generated from swap transactions entered into as a direct result of transactions with our customers. In addition, from time to time as opportunities arise, we sell portions of our investment securities available-for-sale portfolio. Gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses is impacted by a number of factors, including the nature of the security sold, the purpose of the sale, the interest rate environment and other market conditions.

The following table presents the components of our non-interest income for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		2014 Change from 2013
(Dollars in thousands)	2014	2013	Amount	Percent
Investment management fees	$7,418	$—	$7,418	—%
Service charges	163	120	43	35.8%
Swap fees	563	163	400	245.4%
Commitment and other fees	551	506	45	8.9%
Other income (1)	595	329	266	80.9%
Total non-interest income	$9,290	$1,118	$8,172	730.9%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets and liabilities, trading income and other general operating income.

Non-Interest Income for the Three Months Ended September 30, 2014 and 2013. Our non-interest income was $9.3 million for the three months ended September 30, 2014, an increase of $8.2 million, or 730.9%, from $1.1 million for the same period in 2013, primarily related to increases in investment management fees, swap fees and other income. The Investment Management segment only impacted investment management fees in the current period and all other components of non-interest income are comparable between periods for the Bank segment.

•
Investment management fees were $7.4 million for the three months ended September 30, 2014, which represents three months of revenue for Chartwell, based on assets under management of $7.6 billion at September 30, 2014.

•
Swap fees for the three months ended September 30, 2014, represented an increase of $400,000 compared to the same period in 2013, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

•
Other income for the three months ended September 30, 2014, increased $266,000, compared to the same period in 2013, primarily due to $78,000 higher income from BOLI as a result of an increase in our investment, $54,000 higher dividends on FHLB stock and $79,000 gain on the sale of loans.

The following table presents the components of our non-interest income for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		2014 Change from 2013
(Dollars in thousands)	2014	2013	Amount	Percent
Investment management fees	$17,381	$—	$17,381	—%
Service charges	447	356	91	25.6%
Net gain on the sale of investment securities available-for-sale	1,428	784	644	82.1%
Swap fees	972	538	434	80.7%
Commitment and other fees	1,531	1,561	(30)	(1.9)%
Other income (1)	1,132	971	161	16.6%
Total non-interest income	$22,891	$4,210	$18,681	443.7%

(1)	Other income includes such items as income from BOLI, change in the market value of swap related assets and liabilities, trading income and other general operating income.

Non-Interest Income for the Nine Months Ended September 30, 2014 and 2013. Our non-interest income was $22.9 million for the nine months ended September 30, 2014, an increase of $18.7 million, or 443.7%, from $4.2 million for the same period in 2013, primarily related to increases in investment management fees, net gain on the sale of investment securities available-for-sale and swap fees. The Investment Management segment only impacted investment management fees in the current period and all other components of non-interest income are comparable between periods for the Bank segment.

•
Investment management fees were $17.4 million for the nine months ended September 30, 2014, which represents seven months of revenue for Chartwell, based on assets under management of $7.6 billion at September 30, 2014.

•	Net gain on the sale of investment securities available-for-sale was $1.4 million for the nine months ended September 30, 2014, compared to $784,000 for the same period in 2013.

•
Swap fees for the nine months ended September 30, 2014, increased $434,000, compared to the same period in 2013, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

•
Other income for the nine months ended September 30, 2014, increased $161,000, compared to the same period in 2013, primarily due to $368,000 higher income from BOLI as a result of an increase in our investment, $90,000 higher dividends on FHLB stock and $79,000 gain on the sale of loans partially offset by $328,000 lower income resulting from a decrease in the fair values of our swaps and $120,000 lower trading income on our trading investment securities.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended September 30, 2014 and for the Bank segment (which was our only segment) for the three months ended September 30, 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
		Investment			Bank Segment 2014 Change from 2013
(Dollars in thousands)	Bank	Management	Consolidated	Bank	Amount	Percent
Compensation and employee benefits	$6,619	$4,606	$11,225	$5,904	$715	12.1%
Premises and occupancy costs	819	181	1,000	777	42	5.4%
Professional fees	763	83	846	768	(5)	(0.7)%
FDIC insurance expense	565	—	565	375	190	50.7%
General insurance expense	263	38	301	249	14	5.6%
State capital shares tax	111	—	111	368	(257)	(69.8)%
Travel and entertainment expense	455	142	597	447	8	1.8%
Data processing expense	230	—	230	203	27	13.3%
Intangible amortization expense	—	389	389	—	—	—%
Other operating expenses (1)	990	419	1,409	925	65	7.0%
Total non-interest expense	$10,815	$5,858	$16,673	$10,016	$799	8.0%

Full-time equivalent employees (2)	133	49	182	128	5	3.9%

(1)
Other operating expenses include such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Three Months Ended September 30, 2014 and 2013. Our non-interest expense for the three months ended September 30, 2014, increased $6.7 million, or 66.5%, as compared to the same period in 2013, of which $799,000 relates to the increase in expenses of the Bank segment and $5.9 million relates to the Investment Management segment, which commenced activity on March 5, 2014. The changes in the Bank segment's expenses are described below.

Bank Segment:

•
Compensation and employee benefits for the three months ended September 30, 2014, increased by $715,000, compared to the same period in 2013. The increase was primarily the result of an increase in the number of full-time equivalent employees and increases in the overall annual wage and benefits costs of our existing employees. In addition, the three months ended September 30, 2014, had higher incentive compensation expense as a result of higher net income for the Bank segment as compared to the same period in 2013.

•	FDIC insurance expense increased $190,000 for the three months ended September 30, 2014, as compared to the same period in 2013, largely related to increased asset levels.

•
State capital shares tax decreased $257,000 for the three months ended September 30, 2014, as compared to the same period in 2013, based on a reduction in the shares tax rate due to recent legislative changes.

•
Other operating expenses for the three months ended September 30, 2014, increased by $65,000, compared to the same period in 2013, primarily as a result of an increase of $86,000 in charitable contributions.

The following table presents the components of our non-interest expense by operating segment for the nine months ended September 30, 2014 and for the Bank segment (which was our only segment) for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
		Investment			Bank Segment 2014 Change from 2013
(Dollars in thousands)	Bank	Management	Consolidated	Bank	Amount	Percent
Compensation and employee benefits	$18,909	$10,545	$29,454	$18,446	$463	2.5%
Premises and occupancy costs	2,488	427	2,915	2,331	157	6.7%
Professional fees	2,491	150	2,641	2,378	113	4.8%
FDIC insurance expense	1,427	—	1,427	1,062	365	34.4%
General insurance expense	747	88	835	598	149	24.9%
State capital shares tax	738	—	738	1,025	(287)	(28.0)%
Travel and entertainment expense	1,325	398	1,723	1,106	219	19.8%
Data processing expense	686	—	686	582	104	17.9%
Intangible amortization expense	—	909	909	—	—	—%
Other operating expenses (1)	2,724	897	3,621	2,076	648	31.2%
Total non-interest expense	$31,535	$13,414	$44,949	$29,604	$1,931	6.5%

(1)
Other operating expenses include such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Nine Months Ended September 30, 2014 and 2013. Our non-interest expense for the nine months ended September 30, 2014, increased $15.3 million, or 51.8%, as compared to the same period in 2013, of which $1.9 million relates to the increase in expenses of the Bank segment and $13.4 million relates to the Investment Management segment, which commenced activity on March 5, 2014. The changes in the Bank segment's expenses are described below.

Bank Segment:

•
Compensation and employee benefits for the nine months ended September 30, 2014, increased by $463,000, compared to the same period in 2013. The increase was primarily the result of an increase in the number of full-time equivalent employees and increases in the overall annual wage and benefits costs of our existing employees.

•	FDIC insurance expense increased $365,000 for the nine months ended September 30, 2014, as compared to the same period in 2013, largely related to increased asset levels.

•
State capital shares tax decreased $287,000 for the nine months ended September 30, 2014, as compared to the same period in 2013, based on a reduction in the shares tax rate due to recent legislative changes.

•
Travel and entertainment expenses for the nine months ended September 30, 2014, increased by $219,000, compared to the same period in 2013, due to additional travel related costs for marketing Chartwell products to bank intermediary partners and an increase in the number of relationship managers from the prior period.

•
Other operating expenses for the nine months ended September 30, 2014, increased by $648,000, compared to the same period in 2013, primarily as a result of an increase of $193,000 in investor relations related to being a publicly traded company, $222,000 higher company meeting expenses due to timing of such meetings as compared to prior year, $91,000 higher provision expense for increased unfunded commitment levels, $53,000 higher marketing expenses and $54,000 increase in loan related expenses.

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

Income Taxes for the Three Months Ended September 30, 2014 and 2013. For the three months ended September 30, 2014, we recognized income tax expense of $2.5 million or 30.5% of income before tax, as compared to income tax expense of $633,000, or 32.2%, of income before tax, for the same period in 2013. Our effective tax rate for both the three months ended September 30, 2014 and 2013, was impacted by higher tax exempt interest income and increased levels of bank owned life insurance premiums. In addition, the three months ended September 30, 2014, included the impact of investment tax credits earned and additional state deferred tax benefits recorded, which were partially offset by a higher estimated income tax rate related to the Investment Management segment.

Income Taxes for the Nine Months Ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, we recognized income tax expense of $4.9 million or 31.1% of income before tax, as compared to income tax expense of $4.2 million, or 34.5%, of income before tax, for the same period in 2013. Our effective tax rate for both the nine months ended September 30, 2014 and 2013, was impacted by higher tax exempt interest income and increased levels of bank owned life insurance premiums. In addition, the nine months ended September 30, 2014, included the impact of investment tax credits earned and additional state deferred tax benefits recorded, which were partially offset by a higher estimated income tax rate related to the Investment Management segment.

Financial Condition

Our total assets as of September 30, 2014, were $2.8 billion which was an increase of $463.8 million or 27.1% on an annualized basis, from December 31, 2013, due to growth in our earning assets, which was driven primarily by growth in our loan portfolio. As of September 30, 2014, our loan portfolio increased $435.7 million or 31.3% on an annualized basis, to $2.3 billion, as compared to December 31, 2013. A significant component of this loan growth was a loan purchase in the second quarter of 2014, for approximately $220 million. Total investment securities decreased $2.3 million or 1.4% on an annualized basis, to $225.5 million, as of September 30, 2014, from $227.8 million, as of December 31, 2013, as a result of the net activity of sales and purchases of certain securities. Cash and cash equivalents decreased $47.4 million, to $99.1 million, as of September 30, 2014, from $146.6 million, as of December 31, 2013, to fund loan growth. Our total deposits increased $282.6 million, or 19.3% on an annualized basis, to $2.2 billion as of September 30, 2014. Our shareholders' equity increased $13.4 million to $307.4 million as of September 30, 2014, compared to $293.9 million as of December 31, 2013. This increase was primarily the result of $10.8 million in net income, an increase of $1.7 million in other comprehensive income (loss), which represents the change in the unrealized loss on our investment portfolio (net of deferred taxes), the impact of $663,000 in stock-based compensation and $250,000 in proceeds from the exercise of stock options.

Loans

The Bank's primary source of income is interest on loans. Our loan portfolio consists primarily of commercial and industrial loans, real estate loans secured by commercial real estate properties and loans to our private banking clients. Our loan portfolio represents the highest yielding component of our earning asset base.

The following table presents the composition of our loan portfolio by channel, as of the dates indicated:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Middle-market banking channel loans:
Commercial and industrial	$696,185	$739,041
Commercial real estate	686,192	552,388
Total middle-market banking channel loans	1,382,377	1,291,429
Total private banking channel loans	914,130	569,346
Total loans	$2,296,507	$1,860,775

Total loans. Total loans increased by $435.7 million or 31.3% on an annualized basis, to $2.3 billion as of September 30, 2014, as compared to December 31, 2013. Our growth for the nine months ended September 30, 2014, was comprised of a decrease in commercial and industrial loans of $42.9 million or 7.8% on an annualized basis, an increase in commercial real estate loans of $133.8 million or 32.4% on an annualized basis, and an increase in private banking loans of $344.8 million or 81.0% on an annualized basis. The increase in the private banking loans included acquired loans of approximately $220 million in the second quarter of 2014.

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

As of September 30, 2014, our commercial and industrial loans comprised $696.2 million or 30.3% of total loans, compared to $739.0 million or 39.7% of total loans as of December 31, 2013.

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

Commercial real estate loans as of September 30, 2014, totaled $686.2 million or 29.9% of total loans, as compared to $552.4 million or 29.7% as of December 31, 2013. As of September 30, 2014, $449.7 million of total commercial real estate loans were at a floating rate and $236.5 million were at a fixed rate, as compared to $363.3 million and $189.1 million, respectively, as of December 31, 2013.

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

As of September 30, 2014, private banking channel loans were approximately $914.1 million or 39.8% of total loans, of which $728.2 million or 79.7% were secured by cash and marketable securities. This compared to the level, as of December 31, 2013, of $569.3 million or 30.6% of total loans, of which $349.8 million or 61.4% were secured by cash and marketable securities. The growth in loans secured by cash and marketable securities is expected to continue as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile.

Loans through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Private banking channel loans:
Secured by real estate	$158,452	$186,297
Secured by cash and marketable securities	728,248	349,766
Other	27,430	33,283
Total private banking channel loans	$914,130	$569,346

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	September 30, 2014
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$114,852	$555,061	$26,272	$696,185
Commercial real estate	126,596	369,553	190,043	686,192
Private banking	717,842	129,143	67,145	914,130
Total loans	$959,290	$1,053,757	$283,460	$2,296,507

Interest rate sensitivity:
Fixed interest rates	$79,893	$217,166	$138,739	$435,798
Floating or adjustable interest rates	879,397	836,591	144,721	1,860,709
Total loans	$959,290	$1,053,757	$283,460	$2,296,507

Interest Reserve Loans

As of September 30, 2014, loans with interest reserves totaled $63.7 million, which represented 2.8% of total loans, as compared to $21.7 million or 1.2% as of December 31, 2013, due to the 32.4% growth in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

Under ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest or if a loan is designated as a TDR. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	September 30, 2014	December 31, 2013
General reserves	$15,383	$13,524
Specific reserves	6,993	5,472
Total allowance for loan losses	$22,376	$18,996

Allowance for loan losses to total loans	0.97%	1.02%

As of September 30, 2014, we had specific reserves totaling $7.0 million, related to five commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $21.7 million. All of these loans were on non-accrual status as of September 30, 2014.

As of December 31, 2013, we had specific reserves totaling $5.5 million related to five commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $16.0 million. All of these loans were on non-accrual status as of December 31, 2013.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$15,982	71.4%	30.3%	$11,881	62.5%	39.7%
Commercial real estate	4,391	19.6%	29.9%	5,104	26.9%	29.7%
Private banking	2,003	9.0%	39.8%	2,011	10.6%	30.6%
Total allowance for loan losses	$22,376	100.0%	100.0%	$18,996	100.0%	100.0%

Allowance for Loan Losses as of September 30, 2014 and December 31, 2013. Our allowance for loan losses increased to $22.4 million, or 0.97%, of total loans as of September 30, 2014, as compared to $19.0 million, or 1.02% of total loans, as of December 31, 2013. The increase in the total reserve was primarily attributable to the increase in both general and specific reserves for the commercial and industrial loan portfolio offset partially by a decrease in general reserves for the commercial real estate portfolio.

Our allowance for loan losses related to commercial and industrial loans increased $4.1 million, to $16.0 million as of September 30, 2014, as compared to $11.9 million as of December 31, 2013. This increase was primarily attributable to an increase of $2.5 million in general reserves related to the impact of the charge-offs for the nine months ended September 30, 2014, and loans that were downgraded during the year, coupled with an increase of $1.6 million in specific reserves on two loans offset by a decrease in specific reserves on two loans that paid off or paid down. Our allowance for loan losses related to commercial real estate loans decreased by $713,000, to $4.4 million as of September 30, 2014, as compared to $5.1 million as of December 31, 2013. This decrease to the commercial real estate general reserve was primarily attributable to the overall improved credit history of this portfolio partially offset by growth in this portfolio. Our allowance for loan losses related to private banking loans only decreased $8,000, to $2.0 million as of September 30, 2014, from December 31, 2013, related to its continued overall high credit quality offset by the growth in this portfolio.

Net Charge-Offs

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Beginning balance	$22,822	$17,708	$18,996	$17,874
Charge-offs:
Commercial and industrial	(1,220)	(4,339)	(7,577)	(5,508)
Commercial real estate	—	—	—	(1,936)
Private banking	—	—	—	—
Total charge-offs	(1,220)	(4,339)	(7,577)	(7,444)
Recoveries:
Commercial and industrial	29	—	495	114
Commercial real estate	—	1	—	23
Private banking	94	—	94	—
Total recoveries	123	1	589	137
Net charge-offs	(1,097)	(4,338)	(6,988)	(7,307)
Provision for loan losses	651	4,911	10,368	7,714
Ending balance	$22,376	$18,281	$22,376	$18,281

Net loan charge-offs to average total loans (1)	0.19%	0.98%	0.45%	0.57%
Provision for loan losses to average total loans (1)	0.12%	1.11%	0.67%	0.60%
Allowance for loan losses to net loan charge-offs (1)	514.13%	106.22%	239.50%	187.12%
Provision for loan losses to net loan charge-offs (1)	59.34%	113.21%	148.37%	105.57%

(1)	Interim period ratios are annualized.

Net Charge-Offs for the Three Months Ended September 30, 2014. Our net loan charge-offs of $1.1 million or 0.19% of average loans on an annualized basis, for the three months ended September 30, 2014, were comprised of a charge-off of $1.2 million on one commercial and industrial loan, partially offset by recoveries of $123,000 on one commercial and industrial loan and one private banking loan.

Net Charge-Offs for the Three Months Ended September 30, 2013. Our net loan charge-offs of $4.3 million, or 0.98% of average loans on an annualized basis, for the three months ended September 30, 2013, were comprised of a charge-off of $4.3 million on one commercial and industrial loan, partially offset by a recovery of $1,000 on one commercial and industrial loan.

Net Charge-Offs for the Nine Months Ended September 30, 2014. Our net loan charge-offs of $7.0 million or 0.45% of average loans on an annualized basis, for the nine months ended September 30, 2014, were comprised of charge-offs of $7.6 million on four commercial and industrial loans, partially offset by recoveries of $589,000 on two commercial and industrial loans and one private banking loan.

Net Charge-Offs for the Nine Months Ended September 30, 2013. Our net loan charge-offs of $7.3 million, or 0.57% of average loans on an annualized basis, for the nine months ended September 30, 2013, were comprised of charge-offs of $5.5 million on three commercial and industrial loans and $1.9 million on one commercial real estate loan, partially offset by recoveries of $137,000 on three commercial and industrial loans and two commercial real estate loans.

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

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, when interest or principal payments are 90 days or more past due, or when the borrower files for federal bankruptcy protection. There were no loans 90 days or more past due and still accruing interest as of September 30, 2014 and December 31, 2013, and there was no interest income recognized on these loans for the three and nine months ended September 30, 2014 and 2013, while these loans were on non-accrual. As of September 30, 2014, non-performing loans were $26.9 million or 1.17% of total loans, compared to $20.3 million or 1.09% of total loans, as of December 31, 2013.

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

We had non-performing assets of $28.3 million, or 1.03% of total assets, as of September 30, 2014, as compared to $21.7 million, or 0.95% of total assets, as of December 31, 2013. The increase in non-performing assets was the result of $21.9 million in additions to non-performing loans and $15.3 million in reductions to non-performing loans in 2014. This increase was considered within the assessment of the determination of the allowance for loan losses. As of September 30, 2014, we had two OREO properties totaling $1.4 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Non-performing loans:
Commercial and industrial	$21,277	$15,676
Commercial real estate	3,498	3,498
Private banking	2,123	1,119
Total non-performing loans	$26,898	$20,293
Other real estate owned	1,413	1,413
Total non-performing assets	$28,311	$21,706

Non-performing troubled debt restructured loans (1)	$15,452	$13,021
Performing troubled debt restructured loans	$547	$527
Loans past due 90 days and still accruing	$—	$—
Non-performing loans to total loans	1.17%	1.09%
Allowance for loan losses to non-performing loans	83.19%	93.61%
Non-performing assets to total assets	1.03%	0.95%

(1)	Included in total non-performing loans.

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

For additional information on the age analysis of past due loans segregated by class of loan for September 30, 2014 and December 31, 2013, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

On a monthly basis, we monitor various credit quality indicators for our loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors.

We also monitor the loan portfolio through an internal risk rating system on a periodic basis. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are viewed to have a lower risk of loss than loans that are risk rated as special mention, substandard and doubtful, which are viewed to have an increasing risk of loss. Our internal risk ratings are consistent with regulatory guidance.

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for September 30, 2014 and December 31, 2013, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

As of September 30, 2014 and December 31, 2013, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, corporate bonds and agency obligations while our trading portfolio, when active, consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of September 30, 2014, was approximately 1.8, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $178.4 million in investment securities available-for-sale as of September 30, 2014, a decrease of $24.2 million, or 16.0% annualized, from December 31, 2013. This decrease was attributable to the sale of certain medium-term, fixed-rate corporate bonds offset partially by purchases of certain floating-rate corporate bonds; short-term, AAA rated, commercial mortgage-backed securities; medium-term, callable agency debentures; and certain equity securities during the nine months ended September 30, 2014. This activity effectively reduced the duration of the investment securities portfolio.

On a fair value basis, 71.6% of our available-for-sale investment securities as of September 30, 2014, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2013, floating-rate securities comprised 53.2% of our available-for-sale investment securities.

On a fair value basis, 61.2% of our available-for-sale investment securities as of September 30, 2014, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities, and certain equity securities. As of December 31, 2013, agency securities comprised 60.7% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $47.1 million and $25.3 million in investment securities held-to-maturity as of September 30, 2014 and December 31, 2013, respectively. The balance of held-to-maturity securities as of September 30, 2014, was comprised of fixed-rate municipal bonds, fixed-rate corporate bonds and fixed-rate, callable agency debentures. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of September 30, 2014.

Trading Investment Securities. We held no investment securities trading as of September 30, 2014 and December 31, 2013. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	September 30, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,944	$58	$54	$31,948
Trust preferred securities	17,414	244	86	17,572
Non-agency mortgage-backed securities	11,817	—	32	11,785
Agency collateralized mortgage obligations	58,857	134	43	58,948
Agency mortgage-backed securities	33,360	491	419	33,432
Agency debentures	16,762	33	13	16,782
Equity securities	8,046	—	128	7,918
Total investment securities available-for-sale	178,200	960	775	178,385
Investment securities held-to-maturity:
Corporate bonds	11,953	221	31	12,143
Agency debentures	15,000	12	8	15,004
Municipal bonds	20,171	105	25	20,251
Total investment securities held-to-maturity	47,124	338	64	47,398
Total	$225,324	$1,298	$839	$225,783

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

The change in the fair values of our municipal bonds and fixed-rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities and certain equity securities, management evaluates the underlying issuer's financial performance and related credit rating information through a review of publicly available financial statements. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of September 30, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$31,948	1.15%	$—	—%	$—	—%	$31,948	1.15%
Trust preferred securities	—	—%	—	—%	—	—%	17,572	2.04%	17,572	2.04%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	11,785	0.90%	11,785	0.90%
Agency collateralized mortgage obligations	—	—%	—	—%	1,951	0.68%	56,997	0.58%	58,948	0.59%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	33,432	1.51%	33,432	1.51%
Agency debentures	—	—%	12,082	1.13%	4,700	1.73%	—	—%	16,782	1.30%
Total investment securities available-for-sale	—		44,030		6,651		119,786		170,467
Weighted average yield		—%		1.14%		1.42%		1.09%		1.11%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,211	6.38%	4,452	5.59%	2,480	5.50%	12,143	5.90%
Agency debentures	—	—%	4,992	2.05%	10,012	3.18%	—	—%	15,004	2.80%
Municipal bonds	—	—%	3,239	1.95%	11,119	2.55%	5,893	3.00%	20,251	2.59%
Total investment securities held-to-maturity	—		13,442		25,583		8,373		47,398
Weighted average yield		—%		3.66%		3.32%		3.75%		3.49%
Total debt securities	$—		$57,472		$32,234		$128,159		$217,865
Weighted average yield		—%		1.73%		2.93%		1.26%		1.63%

The table above excludes equity securities because they have an indefinite maturity. For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our unaudited condensed consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets, and we source deposits through multiple channels. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. These sources primarily include deposits from high-net-worth individuals, family offices, trust companies, wealth management firms, middle-market businesses and their executives, and other financial institutions. We compete for deposits by offering a range of products and services to our customers, at competitive rates. We believe that our deposit base is stable, diversified and provides a low all-in cost. We further believe we have the ability to attract new deposits that will contribute to funding our projected loan growth.

As of September 30, 2014, we consider more than 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

During our initial years of operations, as we were building relationships, we relied more heavily on brokered deposits as the primary component of our overall deposit strategy. As our institution has matured, however, we have developed and enhanced relationships with customers within our primary markets and the amount of non-brokered deposits has grown as a percentage of our total deposits.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014		2013
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$84,045	0.41%	$5,348	0.07%
Money market deposit accounts	1,136,000	0.39%	935,858	0.38%
Time deposits (excluding CDARS®)	472,965	0.85%	465,435	0.91%
CDARS® time deposits	395,254	0.53%	359,845	0.69%
Total average interest-bearing deposits	2,088,264	0.52%	1,766,486	0.58%
Noninterest-bearing deposits	125,668	—	102,649	—
Total average deposits	$2,213,932	0.49%	$1,869,135	0.55%

Average Deposits for the Three Months Ended September 30, 2014 and 2013. For the three months ended September 30, 2014, our average total deposits were $2.2 billion, representing an increase of $344.8 million, or 18.4%, from the same period in 2013. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits of 0.52%, for the three months ended September 30, 2014, decreased from 0.58%, for the same period in 2013, as a result of lower rates paid on time deposit accounts. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 54.5% of total average interest-bearing deposits, for the three months ended September 30, 2014, from 53.0% for the same period in 2013. Average time deposits decreased to 22.6% of total average interest-bearing deposits for the three months ended September 30, 2014, compared to 26.3% for the same period in 2013. Average CDARS® time deposits decreased to 18.9% of total average interest-bearing deposits, for the three months ended September 30, 2014, from 20.4% for the same period in 2013. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. Average noninterest-bearing deposits increased $23.0 million or 22.4% in the three months ended September 30, 2014, from $102.6 million for the three months ended September 30, 2013, to $125.7 million, which drove the average cost of deposits down to 0.49% for the three months ended September 30, 2014, from 0.55% for the three months ended September 30, 2013.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014		2013
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$56,205	0.28%	$5,484	0.07%
Money market deposit accounts	1,068,005	0.39%	923,962	0.41%
Time deposits (excluding CDARS®)	479,062	0.85%	479,609	1.01%
CDARS® time deposits	412,235	0.53%	354,172	0.77%
Total average interest-bearing deposits	2,015,507	0.52%	1,763,227	0.64%
Noninterest-bearing deposits	125,690	—	88,018	—
Total average deposits	$2,141,197	0.49%	$1,851,245	0.61%

Average Deposits for the Nine Months Ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, our average total deposits were $2.1 billion, representing an increase of $290.0 million, or 15.7%, from the same period in 2013. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts, money market deposit accounts and CDARS® time deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.52%, for the nine months ended September 30, 2014, decreased from 0.64%, for the same period in 2013, as a result of lower rates paid on money market deposits and time deposit accounts. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 53.0% of total average interest-bearing deposits, for the nine months ended September 30, 2014, from 52.4% for the same period in 2013. Average time deposits decreased to 23.8% of total average interest-bearing deposits for the nine months ended September 30, 2014, compared to 27.2% for the same period in 2013. Average CDARS® time deposits increased to 20.4% of total average interest-bearing deposits, for the nine months ended September 30, 2014, from 20.1% for the same period in 2013. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. Average noninterest-bearing deposits increased $37.7 million or 42.8% in the nine months ended September 30, 2014, from $88.0 million for the nine months ended September 30, 2013, to $125.7 million, which drove the average cost of deposits down to 0.49% for the nine months ended September 30, 2014, from 0.61% for the nine months ended September 30, 2013.

Certificates of Deposits and Other Time Deposits

Maturities of time deposits of $100,000 or more outstanding are summarized below, as September 30, 2014.

(Dollars in thousands)	September 30, 2014
Months to maturity:
Three months or less	$180,467
Over three to six months	228,923
Over six to 12 months	290,257
Over 12 months	93,976
Total	$793,623

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

The following table presents certain information with respect to our borrowings, as of September 30, 2014 and December 31, 2013.

	September 30, 2014					December 31, 2013
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Short-term FHLB borrowings	$30,000	0.28%	$30,000	$4,762	1-9 days	$—	—%	$—	$—
Long-term FHLB borrowings:
Issued 9/25/2012	—	—%	20,000	19,560	2 years	20,000	0.42%	20,000	20,000	2 years
Issued 4/7/2014	25,000	0.34%	25,000	16,209	12 months	—	—%	—	—
Issued 4/7/2014	25,000	0.38%	25,000	16,209	14 months	—	—%	—	—
Issued 4/7/2014	25,000	0.44%	25,000	16,209	17 months	—	—%	—	—
Issued 5/5/2014	25,000	0.33%	25,000	13,645	9 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	15,000	5 years	—	—%	—	—
Total borrowings	$165,000	1.50%	$185,000	$101,594		$20,000	0.42%	$20,000	$20,000

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualify as Tier 2 capital for the holding company, under federal regulatory capital rules. The proceeds will help fund continued growth and ensure that the company and its bank subsidiary maintain their adequate and well capitalized positions, respectively, and may be used to invest in the Bank and Chartwell, and for other general corporate purposes.

During the second quarter the Bank increased FHLB borrowings to fund loan growth, specifically the $219.7 million of acquired loans. Refer to Note 4, Loans Receivable Net, to our unaudited condensed consolidated financial statements, for more information on the acquired loans.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of September 30, 2014, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of September 30, 2014, our primary liquidity needs at the parent company level were the estimated earn-out consideration related to the Chartwell acquisition to be paid in 2015 and the semi-annual interest payments on the recently issued subordinated notes payable. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the nine months ended September 30, 2014, the only material parent company obligation was approximately $45 million related to the Chartwell acquisition. For the nine months ended September 30, 2013, there were no material parent company obligations. We believe that our cash on hand at the parent company level, which was $28.9 million, as of September 30, 2014, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of September 30, 2014.

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

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 81.5% and 85.6% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we had available liquidity of $575.5 million, or 20.9% of total assets. These sources were comprised of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $248.4 million, or 9.0% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $327.1 million, or 11.9% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Available cash	$78,764	$136,540
Unpledged investment securities available-for-sale	169,666	175,294
Net borrowing capacity	327,055	389,575
Total liquidity	$575,485	$701,409

For the nine months ended September 30, 2014, we generated $22.3 million of cash in operating activities, compared to $25.4 million of cash generated for the same period in 2013. This decrease was primarily the result of the net outflows related to the investment securities trading activity offset partially by a cash refund for an overpayment of FDIC insurance during the nine months ended September 30, 2013, compared to no activity in these areas for the same period in 2014. Investing activities resulted in a net cash outflow of $496.6 million, for the nine months ended September 30, 2014, as compared to a net cash outflow of $207.1 million for the same period in 2013. The outflows for the nine months ended September 30, 2014, were primarily due to the Chartwell acquisition net of cash totaling $42.9 million, the purchase of $219.5 million in loans, net loan growth of $239.7 million and $52.7 million for the purchase of investment securities available-for-sale, partially offset by proceeds from the sale of investment securities available-for-sale totaling $69.6 million. The outflows for the nine months ended September 30, 2013, included $93.9 million in net loan growth, the purchase of $41.1 million in loans and the purchase of investment securities available-for-sale of $150.3 million partially offset by proceeds from the sale of investment securities available-for-sale totaling $58.0 million and principal repayments and maturities of investments securities available-for-sale of $43.0 million. Financing activities resulted in a net inflow of $426.9 million for the nine months ended September 30, 2014, compared to a net inflow of $121.4 million for the same period in 2013, as a result of increased FHLB borrowings of $110.0 million, net proceeds of $34.0 million from the issuance of subordinated notes payable and the net increase in deposits of $282.6 million for the nine months ended September 30, 2014, compared to $55.3 million in deposits and the net proceeds from the issuance of common stock of $66.0 million for the nine months ended September 30, 2013.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including Basel III and those being established under the Dodd-Frank Act, as government regulators continue the final rule-making process.

Capital Resources

The access to and cost of funding for new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

Shareholders' Equity. Shareholders' equity increased to $307.4 million as of September 30, 2014, compared to $293.9 million as of December 31, 2013. The $13.4 million increase during the nine months ended September 30, 2014, was attributable to net income of $10.8 million, the impact of $663,000 in stock-based compensation, $250,000 in proceeds from the exercise of stock options and an increase of $1.7 million in accumulated other comprehensive income (loss).

Regulatory Capital. As of September 30, 2014 and December 31, 2013, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as “well capitalized” for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain categorized as “well capitalized” under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

During the three and nine months ended September 30, 2014, the Company provided $5.0 million and $20.0 million, respectively, of capital to the Bank subsidiary.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	September 30, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$305,423	11.52%	$212,061	8.00%	N/A	N/A
Bank	$281,142	10.66%	$210,902	8.00%	$263,627	10.00%
Tier 1 risk-based capital ratio
Company	$254,416	9.60%	$106,030	4.00%	N/A	N/A
Bank	$258,135	9.79%	$105,451	4.00%	$158,176	6.00%
Tier 1 leverage ratio
Company	$254,416	9.53%	$106,840	4.00%	N/A	N/A
Bank	$258,135	9.71%	$106,283	4.00%	$132,854	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	$175,700	8.00%	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	$87,850	4.00%	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	$180,138	8.00%	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	September 30, 2014
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,372,667	$—	$—	$—	$1,372,667
Certificates and other time deposits	765,292	106,365	—	—	871,657
Borrowings	130,000	—	35,000	—	165,000
Interest payments on time deposits and borrowings	5,396	4,206	4,025	—	13,627
Operating leases	2,074	3,630	3,083	2,781	11,568
Total contractual obligations	$2,275,429	$114,201	$42,108	$2,781	$2,434,519

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

	September 30, 2014
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$494,933	$178,736	$119,973	$28,520	$822,162
Standby letters of credit	21,312	37,111	31,188	107	89,718
Total off-balance sheet arrangements	$516,245	$215,847	$151,161	$28,627	$911,880

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

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$11,311	17.14%	-20.00%	$10,667	16.70%
+200	$7,357	11.15%	-15.00%	$6,582	10.31%
+100	$3,406	5.16%	-10.00%	$2,813	4.40%
–100	$2,243	3.40%	-10.00%	$2,473	3.87%

Economic value of equity:
+300	$(20,974)	(6.73)%	+/-30.00%	$(29,148)	(9.40)%
+200	$(13,788)	(4.42)%	+/-20.00%	$(20,260)	(6.53)%
+100	$(6,757)	(2.17)%	+/-10.00%	$(10,795)	(3.48)%
–100	$5,392	1.73%	+/-10.00%	$6,887	2.22%

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

	Interest Rate Sensitivity Period
	September 30, 2014
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$93,398	$—	$—	$—	$—	$—	$—	$93,398
Federal funds sold	4,739	—	—	—	—	—	—	4,739
Total investment securities	129,882	9,250	13,316	22,939	20,868	28,150	1,104	225,509
Total loans	1,851,143	30,035	52,812	193,356	136,400	8,622	24,139	2,296,507
Other assets	—	—	—	—	—	—	134,140	134,140
Total assets	$2,079,162	$39,285	$66,128	$216,295	$157,268	$36,772	$159,383	$2,754,293

Liabilities:
Transaction accounts	$1,247,935	$—	$—	$—	$—	$—	$124,732	$1,372,667
Certificates of deposit	191,817	249,451	324,024	106,365	—	—	—	871,657
Borrowings	30,000	25,000	75,000	—	35,000	—	—	165,000
Other liabilities	—	—	—	—	—	—	37,610	37,610
Total liabilities	1,469,752	274,451	399,024	106,365	35,000	—	162,342	2,446,934

Equity	—	—	—	—	—	—	307,359	307,359
Total liabilities and equity	$1,469,752	$274,451	$399,024	$106,365	$35,000	$—	$469,701	$2,754,293

Interest rate sensitivity gap	$609,410	$(235,166)	$(332,896)	$109,930	$122,268	$36,772	$(310,318)
Cumulative interest rate sensitivity gap	$609,410	$374,244	$41,348	$151,278	$273,546	$310,318
Cumulative interest rate sensitive assets to rate sensitive liabilities	141.5%	121.5%	101.9%	106.7%	112.0%	113.6%	112.6%
Cumulative gap to total assets	22.1%	13.6%	1.5%	5.5%	9.9%	11.3%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 101.9% as of September 30, 2014, from 104.3% as of December 31, 2013.

Various loans across our portfolio have floating-rate index floors. As of September 30, 2014, there were $113.5 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $80.6 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $32.9 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended September 30, 2014, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: October 31, 2014

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.