Form 10-K
period 2014-12-31
TriState Capital Holdings, Inc.
filed 2015-02-23
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K
_________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of June 30, 2014, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $312,129,000.

As of February 16, 2015, there were 28,181,221 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the Securities and Exchange Commission for the annual shareholders meeting to be held May 19, 2015, are incorporated by reference into Part III.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

TriState Capital Holdings, Inc. ("we", "us", "our" or the "Company") is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the "Bank"), a Pennsylvania chartered bank; Chartwell Investment Partners, Inc. ("Chartwell"), a registered investment advisor; and Chartwell TSC Securities Corp. ("CTSC Securities"), which is applying to be registered as a broker/dealer with the Securities and Exchange Commission ("SEC") and Financial Industry Regulatory Authority ("FINRA"). Through our bank subsidiary we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York and we also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our banking products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Our broker/dealer subsidiary, once registered, will support the distribution and marketing efforts for Chartwell's proprietary investment products.

On March 5, 2014, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, Inc., completed the acquisition of substantially all of the assets of Chartwell Investment Partners, LP (the "Chartwell acquisition"), an investment management firm with over 150 institutional clients and approximately $7.5 billion in assets under management. We believe that this acquisition has and will continue to enhance our recurring fee revenue, provide new product offerings for our national network of financial intermediaries, and leverage our financial services distribution capabilities. As a result of this acquisition, we operate two reportable segments: Bank and Investment Management.

•
The Bank segment provides commercial banking and private banking services to middle-market businesses and high-net-worth individuals through our TriState Capital Bank subsidiary. The Bank segment also includes general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments which are necessary for purposes of reconciliation to the consolidated amounts.

•
The Investment Management segment provides advisory and sub-advisory investment management services to primarily institutional plan sponsors through Chartwell and also provides distribution and marketing efforts for Chartwell's proprietary investment products through CTSC Securities.

For additional information on financial information by segment since the Chartwell acquisition, refer to Note 23, Segments, to our consolidated financial statements.

Our Business Strategy

Our success has been built upon the vision and focus of our executive management team to combine the sophisticated products, services and risk management efforts of a large financial institution with the personalized service of a community bank. We believe that a results-based culture, combined with a well managed middle-market and private banking business, and our targeted investment management business, will continue to grow and generate attractive returns for shareholders. The following are the key components of our business strategies:

Our Sales and Distribution Culture. We focus on efficient and profitable sales and distribution of investment management services and banking products and services to middle-market businesses and private banking clients. Our relationship managers and distribution professionals have significant experience in the banking and financial services industries and are focused on client service. In our banking business, we monitor gross profit contribution, loan and deposit growth, and asset quality by market and by relationship manager. Our compensation program is designed within our banking business to incentivize our market presidents and relationship managers to prudently grow their loans, deposits and profitability, while maintaining strong asset quality. In our investment management business, our compensation program is designed to incentivize new assets under management while maximizing the retention of existing clients.

Disciplined Risk Management. We place an uncompromising emphasis on effective risk management as an integral component of our organizational culture. We use our risk management infrastructure to monitor existing operations, support decision-making and improve the success rate of existing products and services as well as new initiatives. A major part of our risk management effort has been our expansion into the investment management business through our Chartwell Acquisition. Also, in our banking business, this has included our focus on growing loans originated through our private banking channel. We believe these loans have lower credit risk because they are typically personally guaranteed by high-net-worth borrowers and/or are secured by readily liquid collateral, such as marketable securities.

Experienced Professionals. Having successful and high quality professionals is critical to continuing to drive prudent growth in our business. In addition to our experienced executive management team and board of directors, we employ highly experienced personnel across our entire organization. Our middle-market banking presidents each have at least 25 years of banking experience and our middle-market relationship managers have an average of more than 20 years of banking experience. Chartwell's mission is successfully executed through the dedication of investment professionals who average over 20 years of industry experience. We believe that our distinct business model, culture, and scalable platform enable us to attract and retain high quality professionals. Additionally, our low overhead costs give us the financial capability to attract and incentivize qualified professionals who desire to work in an entrepreneurial and results-oriented organization.

Efficient and Scalable Operating Model. With respect to our banking business, we believe our branchless banking model gives us a competitive advantage by eliminating the overhead and intense management requirements of a traditional branch network. Moreover, we believe that we have a scalable platform and organizational infrastructure that position us to grow our revenue more rapidly than our operating expenses. We also believe that our investment management business has an equally efficient and scalable business model that focuses on institutional direct clients and wholesale distribution channels to reach retail investors.

Lending Strategy. We generate loans through our middle-market banking and private banking channels. These channels provide risk diversification and offer significant growth opportunities.

•
Middle-Market Banking Channel. We target our middle-market business primarily at businesses with revenues between $5.0 million and $300.0 million located within our primary markets. To capitalize on this opportunity, each of our representative offices is led by an experienced market president so we can understand the specialized lending needs of the middle-market businesses in their area. They are supported by highly experienced relationship managers with a reputation for success in targeting middle-market business customers and maintaining strong credit quality within their loan portfolios.

•
Private Banking Channel. We provide loan products and services nationally to executives and high-net-worth individuals many of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. Our private banking products primarily include loans secured by cash, marketable securities and other asset-based loans. Our relationship managers have cultivated referral arrangements with 90 financial intermediaries. Under these arrangements, the financial intermediaries are able to refer their clients to us for responsive and sophisticated banking services. We believe many of our referral relationships also create cross-selling opportunities with respect to our deposit products and our investment management business. These loans are primarily made to high net worth individuals or their closely held businesses, partnerships or trusts. Our executive and senior management teams and our board of directors have extensive experience in the wealth management and securities industries. This expertise helps us to better understand and anticipate the banking needs of this market, to develop relationships more quickly and to more effectively manage the risk in this segment of our loan portfolio. We have developed a proprietary system for monitoring the account balances and collateral values of marketable securities that secure our private banking channel loans. We believe this system helps us to more effectively mitigate the credit risk associated with these loans. Since inception, we have had no charge-offs related to our loans secured by marketable securities.

As shown in the table below, we have continued to achieve loan growth through each of our banking channels, although we have grown the loans in our private banking channel more than in our middle-market banking channel. Our middle-market banking channel generated $119.3 million of loan growth for the year ended December 31, 2014. Within our middle-market channel, our commercial and industrial loans declined by $61.5 million, or 8.3%, while our commercial real estate loans grew by $180.9 million, or 32.7%, for the year ended December 31, 2014.

As of December 31, 2014, loans sourced through our private banking channel represented 41.2% of our total loans, and such loans grew by $420.0 million, or 73.8%, for the year ended December 31, 2014. In addition, as of December 31, 2014, $803.5 million of our private banking channel loans were secured by cash and marketable securities, which represented an increase of $453.7 million, or 129.7%, for the year ended December 31, 2014. We expect continued strong loan and deposit growth in this channel, in part, because we added 15 new loan referral relationships during the year ended December 31, 2014 for a total of 90 referral relationships at the end of 2014. We have also experienced continued growth in the number of customers resulting from our existing referral relationships.

	December 31,		2014 Change from 2013
(Dollars in thousands)	2014	2013	Amount	Percent
Middle-market banking offices:
Western Pennsylvania	$428,206	$369,866	$58,340	15.8%
Eastern Pennsylvania	338,952	383,985	(45,033)	(11.7)%
Ohio	247,131	239,209	7,922	3.3%
New Jersey	262,027	218,959	43,068	19.7%
New York (1)	134,434	79,410	55,024	69.3%
Total middle-market banking channel loans	1,410,750	1,291,429	119,321	9.2%
Total private banking channel loans	989,302	569,346	419,956	73.8%
Total loans	$2,400,052	$1,860,775	$539,277	29.0%

(1)	Our New York representative office opened for business in August 2012.

Deposit Funding Strategy. Since inception, we have focused on creating and growing diversified, stable, and low all-in cost deposit channels, both in our primary markets and across the United States, without operating a traditional branch network. As of December 31, 2014, we consider more than 80.0% of our total deposits to be sourced from direct customer relationships. We believe our sources of deposits continue to provide excellent opportunities for growth both within our primary markets and nationally.

We take a multilayered approach to our deposit growth strategy. We believe our relationship managers are an integral part of this approach and, accordingly, we have competitive incentives for them to increase the deposits associated with their relationships. We have relationship managers who are specifically dedicated to deposit generation and treasury management, and we plan to add additional such professionals as appropriate to support our growth. Additionally, we believe that our financial performance and our products and services, which are targeted to our markets, enhance our deposit growth. For additional details regarding our deposit products and services, see “Our Products and Services-Deposits.”

Investment Management Strategy. We have executed on our investment management strategy with the March 5, 2014, closing of the Chartwell acquisition, an investment management firm with over 150 institutional clients and approximately $7.7 billion in assets under management as of December 31, 2014. We believe that this acquisition has and will enhance our recurring fee revenue, provide new product offerings for our national network of financial intermediaries, and leverage our financial services distribution capabilities through the financial intermediaries with which our banking business has worked and developed. All of the employees of Chartwell, including the experienced management team, joined our investment management business upon the closing. In addition, James F. Getz, our Chairman, Chief Executive Officer and President, along with several members of our board of directors, including James J. Dolan, James E. Minnick and Richard B. Seidel, all have significant experience in investing in and operating investment management companies and serve on the Board of Directors of Chartwell. Mr. Getz also serves as Executive Chairman of Chartwell.

Market Reputation. We believe that our strong market reputation has become and will remain a competitive advantage within our primary markets and nationally for our private banking channel and for our investment management business. We believe that we have established a reputation as both a sophisticated lender and a customer-focused financial services institution.

Our Markets

For our middle-market banking channel, our primary markets of Pennsylvania, Ohio, New Jersey and New York include the four major metropolitan statistical areas ("MSA") of Pittsburgh and Philadelphia, Pennsylvania; Cleveland, Ohio and New York, New York (which includes northern New Jersey) in which our headquarters and four representative offices are located. We believe that our primary markets including these MSAs are long-term, attractive markets for the types of products and services that we offer, and we anticipate that these markets will continue to support our projected growth. With respect to our loans and other financial services and products, we selected the locations for our representative offices partially based upon the number of middle-market businesses located in these MSAs and their respective states. As of December 31, 2014, there were more than 125,000 middle-market businesses in our primary markets with annual sales between $5.0 million and $300.0 million, which represented approximately 16.4% of the national total as of that date, according to OneSource Information Services, Inc. According to SNL Financial, the 2014 aggregate population of the four MSAs in which our headquarters and four representative offices are located was approximately 30 million, which represented approximately 10% of the national population. We believe that the population and business concentrations within our primary markets provide attractive opportunities to grow our business.

In addition to middle-market businesses in our primary markets, our private banking business also serves high-net-worth individuals on a national basis. We primarily source this business through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. We view our product offerings as being most appealing to those households with $500,000 or more in net worth (not including their primary residence).

Through our distribution channels, we pursue and create deposit relationships with customers located throughout the United States, as well as in our primary markets, including the four MSAs where our offices are located. Because our deposit operations are centralized in our Pittsburgh headquarters, though, all of our deposits are aggregated and accounted for in that MSA. For these distribution and reporting reasons, we do not consider deposit market share in any MSA or any of our primary markets to be relevant data. However, for perspective on the size of the deposit markets in which we have offices, the total aggregate domestic deposits of banks headquartered within the four MSAs were approximately $1.2 trillion as of December 31, 2014, according to SNL Financial.

Our investment management products are primarily distributed in two markets. These markets and their relative percentage of our assets under management as of December 31, 2014, are as follows: institutional and sub-advisory (91%) and broker/dealers and registered investment advisors (9%).

Institutional and Sub-Advisory. Chartwell maintains a dedicated sales and client service staff to focus on the distribution of its products to a wide variety of institutional and sub-advisory clients, including corporate pension and profit-sharing plans, public pension plans, Taft-Hartley plans, foundations, endowments and registered investment companies. As of December 31, 2014, assets under management in the institutional and sub-advisory market included $4.8 billion in equity products and $2.2 billion in fixed-income products.

Broker/Dealer and Independent Registered Investment Advisors. Chartwell maintains sales staff dedicated to calling on national, regional and independent broker/dealers and registered investment advisors. Broker/dealers and registered investment advisors use Chartwell’s products to meet the needs of their customers, who are typically retail and/or high net worth investors. As of December 31, 2014, assets under management in the broker/dealer and independent registered investment advisor market included $701 million in equity products and $15 million in fixed-income products.

Our Products and Services

We offer our clients an array of products and services, including loan and deposit products, cash management services, capital market services such as interest rate swaps and investment management products.

•
Our loan products include, among others, loans secured by cash or marketable securities, commercial and personal loans, asset-based loans, commercial real estate loans, acquisition financing, and letters of credit.

•
Our deposit products include, among others, checking accounts, money market deposit accounts, certificates of deposit, and Promontory’s Certificate of Deposit Account Registry Service® ("CDARS®") and Insured Cash Sweep® ("ICS"®) services.

•	Our cash management services include online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services, foreign exchange and controlled disbursement.

•
Our investment management business provides equity and fixed income advisory and sub-advisory services to third party mutual funds, series trust mutual funds, and to separately managed accounts for a spectrum of clients, but primarily focused on ultra-high-net-worth and institutional clients, including corporations, ERISA plans, Taft-Hartley funds, municipalities, endowments and foundations.

More information about our key products and services, including a discussion about how we manage our products and services within our overall business and enterprise risk strategy, is set forth below.

We expect to continue to develop and implement additional products for our clients, including the investment management product offerings we anticipate offering to our financial intermediary referral sources through our recent acquisition of an investment management business. For additional information, see “Our Business Strategy-Investment Management Strategy.”

Loans

Our primary source of income in our Bank segment is interest on loans. Our loan portfolio consists primarily loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial real estate properties. Our loan portfolio represents the highest yielding component of our earning assets.

The following table presents the composition of our loan portfolio by channel as of December 31, 2014.

(Dollars in thousands)	December 31, 2014	Percent of Loans
Private banking channel loans	$989,302	41.2%
Middle-market banking channel loans:
Commercial and industrial	677,493	28.2%
Commercial real estate	733,257	30.6%
Total middle-market banking channel loan	1,410,750	58.8%
Total loans	$2,400,052	100.0%

Private Banking Channel Loans. Our private banking loans include both personal and commercial loans sourced through our private banking channel, which operates on a national basis. These loans consist primarily of loans made to high-net-worth individuals and/or trusts and businesses that may be secured by cash, marketable securities, or other financial assets and to a smaller degree, residential property. We also have a small number of unsecured loans and lines of credit in our private banking loan portfolio that have been made to creditworthy borrowers. The primary source of repayment for these loans is the income and assets of the borrower(s). Since a majority of our private banking loans are secured by cash, marketable securities or residential real estate, we believe the credit risk inherent in this segment of our portfolio is lower than the risk associated with other types of loans. We mitigate such risks through active monitoring of the collateral, utilizing our proprietary monitoring system.

Our private banking lines of credit predominantly are due on demand or have terms of 364 days. Our term loans (other than mortgage loans) in this category generally have maturities of three to five years. On an accommodative basis, we have made personal residential real estate loans consisting primarily of first and second mortgage loans for residential properties, including jumbo mortgages. Our residential mortgage loans typically have maturities of seven years or less. On a limited basis we originated mortgage loans with maturities of up to ten years and acquired other residential mortgages that had original maturities of up to 30 years. Our personal lines of credit typically have floating interest rates. We examine the personal cash flow and liquidity of our individual borrowers when underwriting our private banking loans not secured by cash or marketable securities. In some cases we require our borrowers to agree to maintain a minimum level of liquidity that will be sufficient to repay the loan.

As of December 31, 2014, we had $989.3 million of outstanding private banking loans, or approximately 41.2% of total loans. As discussed above, we also make loans through our private banking channel with the proceeds used for commercial or business purposes, as further described below.

The table below includes all loans made through our private banking channel by collateral type as of the dates indicated.

(Dollars in thousands)	December 31, 2014	Percent of Private Banking Channel Loans	Percent of Total Loans
Private banking channel loans:
Secured by real estate	$161,568	16.3%	6.7%
Secured by cash and marketable securities	803,453	81.2%	33.5%
Other	24,281	2.5%	1.0%
Total private banking channel loans	$989,302	100.0%	41.2%

Commercial and Industrial Loans. Our commercial and industrial loan portfolio includes primarily loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing, acquisitions and recapitalizations. Cash flow from the borrower’s operations provides the primary source of repayment for these loans. The primary risks associated with commercial and industrial loans include potential declines in the value of collateral securing these loans, the highly-leveraged nature and inconsistent earnings of some commercial borrowers and the larger average balances of commercial and industrial loans made to individual borrowers. We work throughout the lending process to manage and mitigate such risks within our commercial and industrial loan portfolio.

Our commercial and industrial loans include both working capital lines of credit and term loans. Working capital lines of credit generally have maturities ranging from one to five years. Availability under our commercial lines of credit is typically limited to a percentage of the value of the assets securing the line. Those assets typically include accounts receivable, inventory and occasionally equipment. Depending on the risk profile of the borrower, we may require periodic accounts receivable and payable agings, as well as borrowing base certificates representing borrowing availability after applying appropriate advance percentage rates to the collateral. Our commercial and industrial term loans generally have maturities between three to five years, and typically do not extend beyond seven years. Our commercial and industrial lines of credit and term loans typically have floating interest rates.

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

The table below shows the composition of our commercial real estate portfolio as of December 31, 2014.

(Dollars in thousands)	December 31, 2014	Percent of Commercial Real Estate Loans	Percent of Total Loans
Commercial real estate term loans:
Income-producing property loans	$452,743	61.7%	18.9%
Owner-occupied term loans	99,412	13.6%	4.1%
Multifamily/apartment loans	107,990	14.7%	4.5%
Total real estate term loans	660,145	90.0%	27.5%
Residential construction loans	7,049	1.0%	0.3%
Other construction loans	57,893	7.9%	2.4%
Land development loans	8,170	1.1%	0.4%
Total commercial real estate loans	$733,257	100.0%	30.6%

•
Real Estate Term Loans. As of December 31, 2014, approximately $660.1 million, or approximately 27.5% of total loans, consisted of real estate term loans. Our real estate term loans include credit secured by various types of income-producing properties, owner-occupied term loans and multifamily/apartment loans. In making real estate term loans, we look for income-producing properties that have established cash flows sufficient to service the proposed loan on an amortizing basis. Our real estate term loans generally have maturities of five to seven years and are offered with both fixed and floating interest rates. In addition to providing real estate term loans for investment properties, we also finance owner-occupied commercial properties.

•
Construction Loans. As of December 31, 2014, approximately $64.9 million, or approximately 2.7% of total loans, consisted of residential and other construction loans. Our residential construction loans are typically for single-family residential properties. Our other construction loans are typically for projects used in manufacturing, warehousing, office, service, retail and multifamily housing. These loans are usually floating-rate loans. Generally, our construction loans have a term of one to three years, but can include an amortizing term loan period of generally three to five years contingent upon the property meeting established debt service coverage levels. Properties related to our construction loans are frequently pre-leased at a level that will generate sufficient cash flow to service the fully advanced construction loan on an amortizing basis upon the completion of construction.

•
Land Development Loans. As of December 31, 2014, the remaining $8.2 million, or approximately 0.4% of total loans, consisted of land development loans. Our land development loans include loans to finance the purchase and development of land for sale. We make these loans on a limited basis. In making land development loans, we typically require a higher level of equity to be invested by the borrower and strong levels of borrower global cash flows to reduce reliance on land sales for repayment of the loan. These loans are typically structured as lines of credit with one to three year maturities and usually have floating interest rates.

Loan Underwriting

Our focus on maintaining strong asset quality is pervasive throughout all aspects of our lending activities, and it is especially apparent in our loan underwriting function. We are selective in targeting our lending to middle-market businesses, commercial real estate investors and developers and high-net-worth individuals that we believe will meet our credit standards. Our credit standards are determined by our Credit Risk Policy Committee that is made up of senior bank officers, including our Chairman and Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman, Chief Credit Officer, Chief Risk Officer and our market presidents.

Our underwriting process is multilayered. Prospective loans are first reviewed by our relationship managers and market presidents. The prospective commercial and certain private banking loans are then discussed in a pre-screen group composed of the Chief Credit Officer and all of the market presidents. Applications for prospective loans that are accepted are fully underwritten by our credit administration group in combination with the relationship manager. Finally, the prospective loans are submitted to our Senior Loan Committee for approval, with the exception of certain loans that are fully secured by cash or marketable securities. Members of the Senior Loan Committee include our Chairman and Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman, Chief Credit Officer, Chief Risk Officer and our market presidents. All of our lending personnel, from our relationship managers to the members of our Senior Loan Committee, have significant experience that benefits our underwriting process.

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

Our loan portfolio includes Shared National Credits ("SNC"). SNCs are participations in loans of $20 million or more that are shared by three or more financial institutions. We are part of the originating bank group in connection with these loan participations. We utilize the same underwriting criteria for these loans that we use for loans that we originate directly. These loans are to borrowers typically located within our primary markets and are generally made to companies that are known to us and with whom we have direct contact. They offer advantages in a diversified loan portfolio. These loans have helped us to diversify the risk inherent in our loan portfolio by allowing us to access a broader array of corporations with different credit profiles, repayment sources, geographic footprints and with larger revenue bases than those businesses associated with our direct loans.

As of December 31, 2014, we had $451.8 million of SNC loans compared to $477.8 million as of December 31, 2013. Included in these totals were loans to private equity sponsored companies which totaled $129.0 million as of December 31, 2014, a decrease of $84.5 million from $213.5 million as of December 31, 2013. We intend to continue to allow these private equity loans to decrease, primarily through attrition, and expect them to be substantially reduced in the upcoming year.

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

The following table shows the composition of our commercial loan portfolios by borrower industry as of December 31, 2014.

(Dollars in thousands)	December 31, 2014	Percent of Total Loans
Industry:
Real estate, rental and leasing	$559,717	39.7%
Service	287,803	20.4%
Manufacturing	223,842	15.9%
Construction	95,071	6.7%
Wholesale trade	65,666	4.7%
Information	39,985	2.8%
Retail trade	31,280	2.2%
Mining	28,205	2.0%
Transportation and warehousing	26,732	1.9%
All others	52,449	3.7%
Total loans	$1,410,750	100.0%

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

The table below shows the composition of our commercial and industrial loans and our commercial real estate loans based upon the states where our borrowers are located. Loans to borrowers located in our four primary market states make up 86.0% of our total commercial loans outstanding as of December 31, 2014. When those loans are aggregated with our loans to borrowers located in states that are contiguous to our primary market states, the percentage increases to approximately 91.9% of our commercial loan portfolio.

(Dollars in thousands)	December 31, 2014	Percent of Total Commercial Loans
Geographic region:
Pennsylvania	$508,673	36.1%
Ohio	233,180	16.5%
New Jersey	227,209	16.1%
New York	243,729	17.3%
Contiguous states	82,995	5.9%
Other states	114,964	8.1%
Total commercial loans	$1,410,750	100.0%

Deposits

An important aspect of our business franchise is the ability to gather deposits. Deposits provide the primary source of funding for our lending activities. We offer traditional depository products including checking accounts, money market deposit accounts and certificates of deposit and CDARS® and ICS® reciprocal products. We also offer cash management services, including online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services and collateral disbursement. Our deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to statutory limits.

As of December 31, 2014, non-brokered deposits represented approximately 62.2% of our total deposits. Our non-brokered deposit sources primarily include deposits from financial institutions, high-net-worth individuals, family offices, trust companies, wealth management firms, corporations and their executives. We compete for deposits by offering a range of deposit products at competitive rates. We also attract deposits by offering customers a variety of cash management services. We maintain direct customer relationships with many of our depositors whose deposits are considered to be brokered for regulatory purposes, including with many of our CDARS® and ICS® reciprocal depositors. For additional information about our deposit products and our overall funding strategy, see “Our Business Strategy-Deposit Funding Strategy.”

The table below shows the balances of our deposit portfolio by type as of the dates indicated.

	December 31,		2014 Change from 2013
(Dollars in thousands)	2014	2013	Amount	Percent
Non-brokered deposits:
Noninterest-bearing checking accounts	$177,606	$129,624	$47,982	37.0%
Interest-bearing checking accounts	74,727	6,268	68,459	1,092.2%
Money market deposit accounts	820,579	644,090	176,489	27.4%
Time deposits	381,408	404,276	(22,868)	(5.7)%
Total non-brokered deposits	1,454,320	1,184,258	270,062	22.8%
Brokered deposits:
Interest-bearing checking accounts	952	67	885	1,320.9%
Money market deposit accounts	424,342	308,541	115,801	37.5%
CDARS® time deposits	412,339	418,839	(6,500)	(1.6)%
Time deposits	45,000	50,000	(5,000)	(10.0)%
Total brokered deposits	882,633	777,447	105,186	13.5%
Total deposits	$2,336,953	$1,961,705	$375,248	19.1%
Non-brokered deposits to total deposits	62.2%	60.4%

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

Our management believes that our most direct competition for deposits comes from commercial banks, savings and loan associations, credit unions, money market funds and brokerage firms, particularly national and large regional banks, which target the same customers we do. Competition for deposit products is generally based on pricing because of the ease with which customers can transfer deposits from one institution to another. Our cost of funds fluctuates with market interest rates and our ability to further reduce our cost of funds may be affected by higher rates being offered by other financial institutions. During certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds.

Our competition in making loans comes principally from national, regional and large community banks, insurance companies and full service brokerage firms. Many large national and regional commercial banks have a significant number of branch offices in the areas in which we operate. Aggressive pricing policies and terms of our competitors on middle-market and private banking loans, especially during a period of prolonged low interest rates, may result in a decrease in our loan origination volume and a decrease in our yield on loans. We compete for loans principally through the quality of products and service we provide to middle-market customers and private banking referral relationships, while maintaining competitive interest rates, loan fees and other loan terms.

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

The investment management business is intensely competitive. In the markets where we compete, there are over 1,000 firms which we consider to be primary competitors. In addition to competition from other institutional investment management firms, Chartwell along with the active-management industry, competes with passive index funds, exchange traded funds ("ETFs") and investment alternatives such as hedge funds. We compete for investment management business by delivering excellent investment performance with a committed customer service model.

Employees

As of December 31, 2014, we had approximately 133 full-time equivalent employees in our banking business and 49 full-time equivalent employees in our investment management business.

Supervision and Regulation

The following is a summary of material laws, rules and regulations governing banks, investment management businesses and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations. These laws and regulations may change from time to time and the regulatory agencies often have broad discretion in interpreting them. We cannot predict the outcome of any future changes to these laws, regulations, regulatory interpretations, guidance and policies, which may have a material and adverse impact on the financial markets in general, and our operations and activities, financial condition, results of operations, growth plans and future prospects specifically.

General

The common stock of TriState Capital Holdings, Inc. is publicly traded and listed and, as a result, we are subject to securities laws and stock market rules, including oversight from the SEC and the Nasdaq Stock Market Rules. Banking is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. TriState Capital Bank is a commercial bank chartered under the laws of the State of Pennsylvania that is not a member of the Federal Reserve System and is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC.

Our investment management business is subject to extensive regulation in the United States. Chartwell and Chartwell TSC are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, FINRA, applicable state laws and stock exchanges. Our investment management business also may be subject to regulation by the U.S. Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). Changes in laws, regulations or governmental policies, both domestically and abroad, and the costs associated with compliance, could materially and adversely affect our business, results of operations, financial condition and/or cash flows.

This system of supervision and regulation establishes a comprehensive framework for our operations. Failure to meet regulatory standards could have a material and adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

Dodd-Frank Act

On July 21, 2010, the Dodd Frank Financial Reform and Consumer Protection Act ("Dodd Frank Act") was enacted. The Dodd-Frank Act aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. We have complied with the portion of rules that have been finalized and become effective. Many of the provisions of the Dodd-Frank Act require rulemaking by federal regulatory agencies over the next several years and have delayed effective dates, which will affect how financial institutions are regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is still uncertain at this time.

The Dodd-Frank Act, among other things:

•	established the Consumer Financial Protection Bureau;

•	established the Financial Stability Oversight Council;

•
changed the assessment base for federal deposit insurance from the amount of insured deposits held by the depository institution to the institution’s average total consolidated assets less tangible equity;

•
required the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
required bank holding companies and banks to be “well capitalized” and “well managed” in order to acquire banks located outside of their home state and required any bank holding company electing to be treated as a financial holding company to be “well capitalized” and “well managed”;

•	directed the Federal Reserve to establish interchange fees for debit cards under a “reasonable and proportional cost” per transaction standard;

•	increased regulation of consumer protections regarding mortgage originations, including originator compensation, minimum repayment standards, and prepayment consideration;

•	established the Volcker rule to restrict proprietary trading and ownership of certain funds by banks; and

•	repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing or limiting the activities in which we engage. The specific impact of all these provisions on our current activities or new financial activities that we may consider in the future, our financial performance and the market in which we operate will depend on the rules the relevant agencies develop, their implementation and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our operations and activities, financial condition, results of operations, growth plans and future prospects.

Volcker Rule Impact on Certain investment Markets

On December 10, 2013, five federal regulatory agencies (the SEC, CFTC, Federal Reserve, FDIC and OCC) approved and published the final rules for the implementation of the Volcker Rule. The final rules will go into effect in July 2017. However, the conformance period may be subject to two additional one-year extensions by the Federal Reserve. Furthermore, commercial banks and their affiliates (the “Regulated Entities”) can apply for an additional five-year extension for certain qualifying investments.

The final Volcker Rule prohibits Regulated Entities from engaging in “proprietary trading” and imposes limitations on the extent to which Regulated Entities are permitted to invest in certain “covered funds” (i.e. hedge funds and private equity funds) and requires that such investments be fully deducted from Tier 1 Capital. It limits a Regulated Entity’s aggregate ownership in hedge funds and private equity funds to three percent of Tier I capital. Additionally, Regulated Entities are prohibited from owning three percent or more of any single covered fund.

Importantly for banks, the final rules exempted loans from the proprietary trading restrictions imposed on banks for most other assets. The Volcker Rule, and particularly subsequent interpretations of what constitutes “covered funds” under the final Volcker Rule, could have material adverse effects on our investment management business.

Regulatory Capital Requirements

Capital adequacy. The Federal Reserve monitors the capital adequacy of our holding company, on a consolidated basis, and the FDIC and the Pennsylvania Department of Banking and Securities monitor the capital adequacy of TriState Capital Bank. The regulatory agencies use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified in one of two tiers. “Tier 1” capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represent capital as a percentage of average assets or total risk-weighted assets, including off-balance sheet items.

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

Under the current prompt corrective action provisions of the FDIC, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

"Well capitalized"	"Adequately capitalized"
Tier 1 leverage ratio of 5%	Tier 1 leverage ratio of 4%
Tier 1 risk-based ratio of 6%	Tier 1 risk-based ratio of 4%, and
Total risk-based ratio of 10%, and	Total risk-based ratio of 8%
Not subject to written agreement, order, capital directive or prompt corrective action directive require a specific capital level.

"Undercapitalized"	"Significantly undercapitalized"
Tier 1 leverage ratio less than 4%	Tier 1 leverage ratio less than 3%
Tier 1 risk-based ratio less than 4%, or	Tier 1 risk-based ratio less than 3%, or
Total risk-based ratio less than 8%	Total risk-based ratio less than 6%

"Critically undercapitalized"
Tangible equity to total assets less than 2%

As discussed below under “Basel III,” the federal banking agencies have adopted changes to the capital thresholds applicable to each of the five categories under the prompt corrective action regulations that became effective on January 1, 2015.

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2014, TriState Capital Bank met the requirements to be categorized as “well capitalized” based on the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

Basel III. The current risk-based capital guidelines that apply to TriState Capital Bank and us are based on the 1988 capital accord, referred to as Basel I, of the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2004, the Basel Committee published the Basel II capital accord, which did not apply to us or our banking subsidiary.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In June 2012, the federal banking agencies announced a rule to implement the Basel III requirements for non-core banks and bank holding companies, such as us or our banking subsidiary.

In July 2013, final rules implementing the Basel III capital accord were adopted. When phased in, Basel III will replace the existing regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500.0 million in total assets, and all savings and loan holding companies. The Basel III capital accord began phasing in on January 1, 2015.

Basel III revised the capital categories for insured depository institutions for purposes of prompt corrective actions. Under the Basel III new capital rules, the following are the initial minimum capital ratios applicable to us to qualify as well capitalized as of January 1, 2015:

•	a new requirement to maintain a ratio of common equity tier 1 ("CET1") capital to total risk-weighted assets ("CET1 risk-based capital ratio") of not less than 4.5%;

•	minimum tier 1 leverage capital ratio of 4.0%;

•	minimum tier 1 risk-based capital ratio of 6.0%; and

•	minimum total risk-based capital ratio of 8.0%.

In addition, the final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer will begin on January 1, 2016, at 0.625% and be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The effect of the capital conservation buffer when fully implemented will result in the following minimum capital ratios applicable to us to qualify as well capitalized, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers:

•	4.0% tier 1 leverage ratio;

•	minimum CET1 risk-based capital ratio of 7.0%;

•	minimum tier 1 risk-based capital ratio of 8.5%; and

•	minimum total risk-based capital ratio to 10.5%.

In addition, the Basel III final rules established more conservative standards for including an instrument in regulatory capital and impose certain deductions from and adjustments to the measure of common equity tier 1 capital.

The new capital rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the New Capital Rules that are most relevant to us include:

•
consistent with the current risk-based capital rules, assigning exposures secured by single family residential properties to either a 50% risk weight for first-lien mortgages that meet prudential underwriting standards or a 100% risk weight category for all other mortgages;

•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%);

•
assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (currently set at 100%), except for those secured by single family residential properties, which will be assigned a 100% risk weight, consistent with the current risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•
applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (currently set at 100%); and

•
the option to use a formula-based approach referred to as the simplified supervisory formula approach to determine the risk weight of various securitization tranches in addition to the current “gross-up” method (replacing the credit ratings approach for certain securitization).

Based on our calculations, we expect that TriState Capital Holdings, Inc. and TriState Capital Bank will meet all minimum capital requirements when effective and that we and the Bank would continue to meet all capital requirements as fully phased in without material adverse effects on our business. However, the capital rules may continue to evolve over time and future changes may have a material adverse effect on our business.

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

A part of our income could be derived from, and a potential material source of our liquidity could be, dividends from TriState Capital Bank. The ability of TriState Capital Bank to pay dividends to us is also restricted by federal and state laws, regulations and policies. Under applicable Pennsylvania law, TriState Capital Bank may only pay cash dividends out of its accumulated net earnings. Prior to the declaration of any dividend, if the surplus of TriState Capital Bank is less than the amount of its capital, it must, until surplus is equal to its capital, transfer to surplus an amount which is at least ten percent of its net earnings for the period since the end of the last fiscal year or for any shorter period since the declaration of a dividend. If the surplus of TriState Capital Bank is less than fifty percent of the amount of its capital, then it will not be permitted to pay any dividends without the prior approval of the Pennsylvania Department of Banking and Securities.

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

Incentive Compensation Guidance

The federal banking agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on incentive compensation are likely to continue evolving.

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

FDIC Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the deposit insurance assessment for institutions with less than $10.0 billion in assets is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the Deposit Insurance Fund. The FDIC has in recent years raised assessment rates to increase funding for the Deposit Insurance Fund.

The Dodd-Frank Act changed the way that deposit insurance premiums are calculated, increased the minimum designated reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

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

Prior to 2013, our compliance with CRA regulations was assessed under the FDIC's "large bank" test. CRA regulations provide that a financial institution may elect to have its CRA performance evaluated under the strategic plan option. The strategic plan enables the institution to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity and constraints. The strategic plan must address the Bank’s lending, investment and service criteria that would have been part of its usual evaluation. TriState Capital Bank worked with the FDIC to develop a strategic plan for CRA assessments that was approved by the FDIC in 2013. For 2013 and 2014, our CRA performance will be assessed against the goals established in our CRA strategic plan. We have established an updated CRA strategic plan for which we anticipate approval for the years 2015 through 2017.

TriState Capital Bank has received a “satisfactory” CRA rating on each CRA examination since inception. The CRA requires all FDIC-insured institutions to publicly disclose their rating.

Financial Privacy

The federal banking and securities regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. In addition to applicable federal privacy regulations, TriState Capital Bank is subject to certain state privacy laws.

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

Effect of Governmental Monetary Policies

Our commercial banking business and investment management business are affected not only by general economic conditions but also by U.S. fiscal policy and the monetary policies of the Federal Reserve. Some of the instruments of monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and asset purchase programs. These policies influence to a significant extent the overall growth of bank loans, investments, and deposits, as well as the performance of our investment management products and services and the interest rates charged on loans or paid on deposits. We cannot predict the nature of future fiscal and monetary policies or the effect of these policies on our operations and activities, financial condition, results of operations, growth plans or future prospects.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (viii) a range of civil and criminal penalties for fraud and other violations of the securities laws.

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

Future Legislation and Regulatory Reform

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. Future legislation and policies, and the effects of that legislation and those policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks and investment management businesses in the past and are expected to continue.

Available Information

All of our reports filed electronically with the United States Securities and Exchange Commission ("SEC"), including this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our Registration Statement on Form S-1, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.tristatecapitalbank.com under "About Us", "Investor Relations", "SEC Documents". These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. There are risks, many beyond our control, that could cause our financial condition or results of operations to differ materially from management’s expectations. Some of the risks that may affect us are described below. If any of the following risks, by itself or together with one or more other factors, actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. These risks are not the only risks that we may face. Our business, financial condition, results of operations and growth prospects could also be affected by additional risks that apply to all companies operating in the United States, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and growth prospects. Further, to the extent that any of the information contained herein constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 47.

Risks Relating to our Business

We may not be able to adequately measure and limit our credit risk associated with our loan portfolio, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower's business sector and local, regional and national market, and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Finally, many of our loans are made to middle-market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our financial condition and results of operations.

We maintain an allowance for loan losses that represents management's judgment of probable losses inherent in our loan portfolio. The level of the allowance reflects management's continuing evaluation of historical default and loss experience in our portfolio, general economic conditions, diversification and seasoning of the loan portfolio, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A material portion of our loan portfolio is comprised of commercial loans secured by equipment or other business assets, the deterioration in value of which could increase our exposure to future probable losses.

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

Our non-owner occupied commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2014, we had outstanding loans secured by non-owner occupied commercial properties of $633.8 million or 26.5% of our total loans outstanding. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans are typically more difficult to liquidate. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio could require us to increase our provision for loan losses, which would reduce our profitability and have a material adverse effect on our business, financial condition, results of operations and future prospects.

We make loans to businesses backed by private equity firms. These loan relationships may have repayment and other characteristics that are different than those of traditional business loans, which could have an adverse effect on our asset quality and profitability.

As of December 31, 2014, we had $231.3 million in loans to private equity backed businesses, which represented approximately 9.6% of our total loans outstanding. These loan relationships may have repayment characteristics that are different than those of our traditional, owner-operated businesses. These loans often are for purposes of financing private equity groups' acquisitions of companies that become our borrowers. Acquisition-related loans are generally secured by all business assets, but often have a weaker secondary source of repayment resulting in greater reliance upon the cash flow generated by the borrower for repayment, which may be unpredictable. Because private equity groups acquire businesses primarily for financial interests, they may behave differently than our other commercial borrowers. Of these loans to private equity backed businesses as of December 31, 2014, $129.0 million, or approximately 5.4% of our total loans outstanding, were SNC loans in which we were not the lead bank. In that in certain circumstances our lending through participation loans in which we are not the agent bank to private equity backed businesses can present additional risks because the agent bank or bank group may make different decisions or otherwise may not be able to respond as a group as quickly or as definitively as we might on our own in the event that a private equity backed borrower becomes financially or operationally challenged. Accordingly, the different characteristics of this segment of our loan portfolio could negatively impact our profitability or asset quality, which in turn, could have a material adverse effect on our business, financial condition, results of operation and future prospects. We intend to continue to further diversify our portfolio with increased focus on growth in loans from our private banking channel and non-private equity backed commercial loans. However, there can be no guaranty we will be successful in our efforts to further diversify the portfolio.

Our private banking business could be negatively impacted by a prolonged downturn in the securities markets.

Marketable-securities-backed private banking loans represent a material portion of our business and are the fastest growing part of our loan portfolio. We expect to continue to increase the percentage of our loan portfolio represented by marketable-securities-backed private banking loans in the future. We believe that the marketable securities securing those loans should provide adequate coverage for the loans even if there is a significant downturn in the securities markets, so we believe that such a downturn should not present a material risk to our ability to collect repayment of the loans. However, a significant and prolonged downturn in the securities markets could lead to a slowdown in the growth of, or possibly a reduction in, the volume or amount of our marketable-securities-backed private banking loans, which could have a material adverse effect on our business or our ability to grow our business as planned.

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

We achieved a significant portion of our loan growth and diversity in our loan portfolio in our initial years of operation by participating in loans originated by other institutions (including shared national credits) in which other lenders serve as the agent bank. As of December 31, 2014, $451.8 million, or approximately 18.8% of our total loans outstanding, consisted of SNC loans in which we are not the lead bank. Our reduced control over the monitoring and management of these relationships, particularly participations with large bank groups, could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. We intend to continue to further diversify our portfolio with increased focus on growth in loans from our private banking channel and direct commercial loans. However, there can be no guaranty we will be successful in our efforts to further diversify the portfolio.

Our loan portfolio contains many large loans, and deterioration in the financial condition of these large loans could have a material adverse impact on our asset quality and profitability.

Our growth since inception has been partially attributable to our ability to originate and retain relatively large loans given our asset size. Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or property securing these loans, the higher average size of our loans presents a risk to our lending operations. Because we have a large average loan size, if only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our non-performing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. We intend to continue to further diversify our portfolio with increased focus on growth in loans from our private banking channel and direct commercial loans which often have smaller loan balances. However, there can be no guaranty we will be successful in our efforts to further diversify the portfolio.

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

We must maintain and follow high loan underwriting standards to grow safely.

Our ability to grow our assets safely depends on maintaining disciplined and prudent underwriting standards and ensuring that our relationship managers and lending personnel follow those standards. The weakening of these standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by our employees in underwriting and monitoring loans, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, any of which could adversely affect our net income. Relatedly, as we attempt to uphold those standards in an increasingly competitive lending environment, we may experience increased refinancing of existing loans and reduced new loan growth. As a result, our business, results of operations, financial condition or future prospects could be adversely affected.

We rely heavily on our executive management team and other key employees, and we could be adversely affected by the unexpected loss of their services.

Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We currently do not have any employment or non-compete agreements with any of our executive officers or key employees other than certain non-solicitation and restrictive agreements that we received from certain key employees of Chartwell in connection with our Chartwell acquisition. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have a material adverse effect on our ability to successfully implement our business strategy.

Our business has grown rapidly. Although rapid business growth can be a favorable business condition, financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. We seek to grow safely and consistently. This requires us to manage several different elements simultaneously. Successful growth requires that we follow adequate loan underwriting standards, balance loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintain adequate capital at all times, produce investment performance results competitive with our peers and benchmarks, further diversify our revenue sources, meet the expectations of our clients, and hire and retain qualified employees. If we do not manage our growth successfully, then our business, results of operations or financial condition may be adversely affected.

We may not be able to sustain our historical rate of growth or continue to grow our business at all. Because of factors such as the uncertainty in the general economy and the recent government intervention in the credit markets, it may be difficult for us to repeat our historic earnings growth as we continue to expand. Failure to grow or failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy.

Our utilization of brokered deposits could adversely affect our liquidity and results of operations.

Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits, and, in the future, those depositors may not renew their deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or may have to replace them with other deposits or with funds from other sources. Additionally, if TriState Capital Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or roll over brokered deposits without a waiver from the FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin and our results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds for our banking business consists of customer deposits; however, we rely on other sources such as brokered deposits. Such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return trade off. If customers move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, Federal Home Loan Bank ("FHLB") advances and other wholesale funding sources necessary to fund desired growth levels.

The Federal Housing Finance Agency, the primary regulator of the FHLB, proposed in 2014 revisions to the Federal Home Loan Bank Membership Requirements RIN 2590-AA39. Significant industry opposition was provided during the rule making comment period. Congressional hearings also were held on the proposals. To the extent that any of these proposals are approved and implemented, we believe that we can meet them or arrange alternatives to FHLB membership. However, material changes in the membership rules or alternate liquidity sources could adversely impact our liquidity, financial condition, results of operations and future prospects.

We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities and other sources of liquidity, respectively, to ensure that we have adequate liquidity to fund our banking operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our liquidity, financial condition, results of operations and future prospects.

We are subject to interest rate risk that could negatively impact the profitability of our banking business.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. One of the ways in which we attempt to manage interest rate risk is by maintaining a largely floating-rate balance sheet combined with longer-term deposits, but conditions could prevent us from successfully implementing this strategy in the future.

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

Further, short-term interest rates are currently very low by historical standards, with many benchmark rates, such as the federal funds rate and the one- and three-month LIBOR near zero. These low rates have reduced our cost of funding. We do not believe that we can continue to reduce our cost of funding by the levels we have in the past. As a result, our business, results of operations, financial condition or future prospects may be adversely affected, perhaps materially.

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

Prolonged lower interest rates may have an adverse impact on the composition of our earning assets, our net interest margin, our net interest income and our net income. Among other things, a period of prolonged lower rates may cause prepayments to increase as our banking clients seek to refinance loans they currently have with us. Such an increase in prepayments and refinancing activity would likely result in a decrease in the weighted average yield of our earning assets. As a result, our business, results of operations or financial condition may be adversely affected, perhaps materially.

Our banking business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in Pennsylvania, New Jersey, New York, and Ohio. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of any of those states or the regions of which they are a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Among other things that could affect those markets is a diminution in shale gas exploration and production resulting from low energy prices. Shale gas exploration and production is a significant force in driving the economies of Western Pennsylvania and Northeastern Ohio, two of our significant commercial banking markets. Although we do not make loans to companies directly engaged in oil and gas exploration and production and less than 1% of our loans are to businesses that service that industry, and although our customers' business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance. As a result of our Chartwell acquisition, a material portion of our earnings is derived from our investment management business. The investment management business is intensely competitive. In the markets where we compete, there are over 1,000 firms which we consider to be primary competitors. In addition to competition from other institutional investment management firms, Chartwell along with the active-management industry, competes with passive index funds, ETFs and investment alternatives such as hedge funds. Our ability to successfully attract and retain investment management clients will depend on, among other things, our ability to compete with our competitors’ investment products, level of investment performance, fees, client services, marketing and distribution capabilities. Our ability to retain investment management clients may be impaired by the fact that investment management contracts are typically terminable in nature. Most of our clients may withdraw funds from under our management at their discretion at any time for any reason, including the performance of the investment advice, a change in the client’s investment strategy or other factors. If we cannot effectively compete to attract and retain customers, our business, results of operations or financial condition may be adversely affected.

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

Further, an increase in interest rates could also adversely affect our investment management business, which will comprise a material part of our earnings, by decreasing the net asset values of our assets under management and potentially causing investors to shift assets in ways that negatively impact the fees generated by that business.

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

The termination or failure to renew fund agreements could have adverse effects on our investment management business.

A material portion of our earnings is derived from investment management agreements and sub-advisor investment management agreements related to multiple sponsored funds. Investment management agreements are, as required by law, terminable upon 60 days notice. In addition, investment management agreements of this nature must be approved and renewed annually by each fund’s board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on our business.

We face significant competitive pressures that could impair our growth, decrease our profitability or reduce our market share.

We operate in the highly competitive financial services industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits, providing financial management products and services and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan, deposit and financial services pricing. In addition, many of our non-bank and non-institutional financial management competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources and investment management products and services. Additionally, technology has lowered barriers to entry.

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound business practices;

•	the scope, relevance and pricing of products and services that we offer;

•	customer satisfaction with our products and services;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans or fees we charge on investment management products and services, which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our ability to maintain our reputation is critical to the success of our business.

Our business plan emphasizes building and maintaining strong relationships with our clients. We have benefited from strong relationships with and among our customers, and also from our relationships with financial intermediaries. As a result, our reputation is one of the most valuable components of our business.

Our growth over the past several years has depended on attracting new customers from competing financial institutions and increasing our market share, primarily by the involvement in our primary markets and word-of-mouth advertising, rather than on growth in the market for financial services in our primary markets. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities and markets that we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, including groups of large customers who have relationships with each other, and we may not be successful in attracting new customers. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Deterioration in the fiscal position of the U.S. federal government and downgrades in U.S. Treasury and federal agency securities could adversely affect us and our banking operations.

The business environment in the markets in which we operate and in the United States as a whole have a significant effect on our financial performance, the ability of borrowers to pay interest on and repay the principal of outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services we offer and whose success we rely on to drive our future growth. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and a reduction in assets under management. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, state or local government insolvency, or a combination of these or other factors.

Overall, economic growth in the United States remains relatively slow and unemployment remains relatively high from historic levels. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. Any unfavorable change in the general business environment in which we operate, in the United States as a whole or abroad could adversely affect our business, results of operations, financial condition or future prospects.

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

We hold an investment securities portfolio. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods and declines in other comprehensive income (loss), which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

Any future reductions in our credit ratings may increase our funding costs or impair our ability to effectively compete for business and clients.

We have used and may in the future use debt as a funding source. One or more rating agencies regularly evaluate us and their ratings of our long-term debt based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. Our ratings remain subject to change at any time, and it is possible that any rating agency will take action to downgrade us in the future.

Any future decrease in our credit ratings by one or more rating agencies could impact our access to the capital markets or short-term funding or increase our financing costs, and thereby adversely affect our financial condition and liquidity. Our clients and counterparties may also be sensitive to the risks posed by a ratings downgrade and may terminate their relationships with us, may be less likely to engage in transactions with us, or may only engage in transactions with us at a substantially higher cost. We cannot predict whether client relationships or opportunities for future relationships could be adversely affected by clients who choose to do business with a higher-rated institution. The inability to retain clients or to effectively compete for new business may have a material and adverse effect on our business, results of operations or financial condition.

Additionally, rating agencies have themselves been subject to scrutiny arising from the financial crisis such that the rating agencies may make or may be required to make substantial changes to their ratings policies and practices. Such changes may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest.

Our financial results depend on management's selection of accounting methods and certain assumptions and estimates.

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies include: the allowance for loan losses, accounting for investment securities, evaluation of goodwill and other intangible assets, accounting for income taxes and the determination of fair value for financial instruments. Due to the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for loan losses or sustain loan losses that are significantly higher than the reserve provided, significantly increase our accrued tax liability or otherwise incur charges that could have a material adverse effect on our business, financial condition, results of operations and future prospects.

By engaging in derivative transactions, we are exposed to additional credit and market risk in our banking business.

We use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts principally related to our fixed-rate loan assets. We also have derivatives that result from a service we provide to certain qualifying customers approved through our credit process, and therefore, are not used to manage interest rate risk in our assets or liabilities. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including broker/dealers, commercial banks, investment banks, and other financial intermediaries. In addition, we participate in loans originated by other financial institutions (including shared national credits) in which other lenders serve as the lead bank. Further, our private banking channel relies on relationships with a number of other financial institutions for referrals. As a result, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses or defaults could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We closed our Chartwell acquisition in March 2014. Additionally, although we plan to continue to grow our business organically, we may seek opportunities to invest in or acquire investment management businesses that we believe would complement our existing business model. Our Chartwell acquisition and any potential future investment or acquisition activities could be material to our business and involve a number of risks, including the following:

•
incurring time and expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	the lack of history among our management team in working together on acquisitions and related integration activities;

•	the time, expense and difficulty of integrating the operations and personnel of the combined businesses;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business; and

•	a loss of key employees or key customers following an investment or acquisition.

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

In connection with our Chartwell acquisition, we recognized intangible assets including customer relationship intangible assets and goodwill in our consolidated statement of financial condition. We may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which would adversely affect our results of operations for the period.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a relationship. Threats to data security, including unauthorized access, and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory privacy and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and our other employees and vendors could prove inadequate. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

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

A significant portion of our operations and our clients, as well as the properties securing our loans outstanding are located in large metropolitan areas in the United States. These areas have been and may continue to be the target of terrorist attacks. A successful, major terrorist attack in one of our primary markets could severely disrupt our operations and the ability of our clients to do business with us, and cause losses to loans secured by properties in these areas. Such an attack could therefore have a material adverse effect on our business, results of operations, financial condition and future prospects.

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

Banking is highly regulated under federal and state law. We are subject to extensive regulation and supervision that governs almost all aspects of our operations. As a registered bank holding company, we are subject to supervision, regulation and examination by the Federal Reserve. As a commercial bank chartered under the laws of Pennsylvania, TriState Capital Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC. Our investment management business is subject to extensive regulation in the United States. Chartwell and Chartwell TSC are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, FINRA, applicable state laws and stock exchanges. Our investment management business also may be subject to regulation by the CFTC and NFA. The investment management business also is affected by the regulations governing banks and other financial institutions.

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

The securities industry, including the investment management segment of it, has experienced increased scrutiny from a variety of regulators, including the SEC, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

Each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including, but not limited to, the authority to fine us and to grant, cancel, restrict or otherwise impose conditions on the right to carry on particular businesses. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. governmental regulatory authorities, FINRA or other self-regulatory organizations that supervise the banks and financial markets.

Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd- Frank Act, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects. In addition, substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

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

New regulatory capital rules.

In June 2012, the federal banking agencies announced proposed rulemaking for the purpose of strengthening the regulatory capital requirements of all banking organizations in the United States. The proposal is designed to implement the requirements of the agreements reached by the Basel Committee on Banking Supervision. The proposed regulatory capital standards, commonly known as Basel III, were adopted in July 2013. The Basel III proposals begin phasing in on January 1, 2015.

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

Newly Proposed Liquidity Requirements.

Historically, the regulation and monitoring of bank holding company and bank liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires bank holding companies and banks to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management or supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under a liquidity stress scenario. The other test, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will likely encourage banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and may increase the use of long-term debt as a funding source. The liquidity rules released by applicable regulators do not apply to us because we are below $50 billion in assets and because we are not internationally active. However, it is possible that the federal banking agencies could apply an LCR requirement directly to banks such as our bank in the future, or that the FDIC could apply an LCR requirement to us as a supervisory matter.

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

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the Department of the Treasury regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act and the related rules and regulations of the SEC as well as Nasdaq Stock Market Rules. In particular, we are required to file with the SEC annual, quarterly and current reports with respect to our business and financial condition. Compliance with these requirements places significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and has increased our legal and accounting compliance costs as well as our compensation expense because we have and may to continue to hire additional accounting, finance, legal and internal audit staff to comply with these reporting requirements. These expenses may further increase in the future. As a public company we also may need to enhance our investor relations, marketing and corporate communications functions. These additional efforts may strain our resources and divert management's attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We have not paid any dividends on our common stock since inception, and we do not intend to pay dividends for the foreseeable future. Instead, we anticipate that all of our future earnings will be used for working capital, to support our operations and to finance the growth and development of our business. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Finally, because TriState Capital Bank is our most significant asset, our ability to pay dividends to our shareholders depends in large part on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover more difficult.

Certain provisions of our amended and restated articles of incorporation, our bylaws, as amended, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office consists of leased office space located at One Oxford Centre, Suite 2700, 301 Grant Street, Pittsburgh, Pennsylvania. We also lease office space for each of our four representative offices in the metropolitan areas of Philadelphia, Pennsylvania; Cleveland, Ohio; Princeton, New Jersey; and New York, New York and we lease office space for Chartwell Investment Partners, Inc. in Berwyn, Pennsylvania. The leases for our facilities have terms expiring at dates ranging from 2015 to 2022, although certain of the leases contain options to extend beyond these dates. We believe that our current facilities are adequate for our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the year ended December 31, 2014, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TSC”. On February 16, 2015, there were approximately 127 holders of record of our common stock, listed with our registered agent.

No cash dividends have ever been paid by us on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank and Chartwell subsidiaries. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the quarters of 2014 and 2013 since the Company's initial public offering on May 9, 2013.

	Market Price Range
	High	Low
2014
Fourth Quarter	$10.80	$9.08
Third Quarter	$14.27	$9.05
Second Quarter	$14.54	$12.89
First Quarter	$14.25	$11.66

2013
Fourth Quarter	$13.49	$11.35
Third Quarter	$14.16	$11.39
Second Quarter (from May 9, 2013)	$14.50	$12.10

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return for the Company’s common stock beginning on May 9, 2013, the date of the Company’s initial public offering, through December 31, 2014, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on May 9, 2013. The performance graph represents past performance and should not be considered to be an indication of future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended December 31, 2014:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2014 - October 31, 2014	47,722	$9.73	47,722
November 1, 2014 - November 30, 2014	380,436	9.88	380,436
December 1, 2014 - December 31, 2014	250,733	10.06	250,733
Total	678,891	$9.94	678,891	321,109

*
On October 22, 2014, the Company announced that its Board of Directors had approved a share repurchase program of up to $10 million, authorizing TriState Capital Holdings, Inc. to repurchase up to 1,000,000 shares of its common stock from time to time on the open market or in privately negotiated transactions. The program will expire on December 31, 2015.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2014, 2013 and 2012, and the selected balance sheet data as of December 31, 2014 and 2013, from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2011 and 2010, and the selected balance sheet data as of December 31, 2012, 2011 and 2010, from our audited consolidated financial statements not included in this Form 10-K. The performance, asset quality and capital ratios are unaudited and derived from the audited financial statements as of and for the years presented. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Period-end balance sheet data:
Cash and cash equivalents	$105,710	$146,558	$200,080	$235,464	$203,169
Total investment securities	206,163	227,844	191,187	163,392	143,837
Total loans	2,400,052	1,860,775	1,641,628	1,406,995	1,283,745
Allowance for loan losses	(20,273)	(18,996)	(17,874)	(16,350)	(17,111)
Total loans, net of allowance for loan losses	2,379,779	1,841,779	1,623,754	1,390,645	1,266,634
Goodwill and other intangibles, net	52,374	—	—	—	—
Other assets	102,831	74,328	58,108	43,949	46,112
Total assets	$2,846,857	$2,290,509	$2,073,129	$1,833,450	$1,659,752

Total deposits	$2,336,953	$1,961,705	$1,823,379	$1,637,126	$1,470,600
Borrowings	165,000	20,000	20,000	—	—
Other liabilities	39,514	14,859	12,026	11,872	13,592
Total liabilities	2,541,467	1,996,564	1,855,405	1,648,998	1,484,192
Preferred stock - Series A and B (CPP)	—	—	—	23,708	23,444
Preferred stock - Series C (convertible)	—	—	46,011	—	—
Common shareholders' equity	305,390	293,945	171,713	160,744	152,116
Total shareholders' equity	305,390	293,945	217,724	184,452	175,560
Total liabilities and shareholders' equity	$2,846,857	$2,290,509	$2,073,129	$1,833,450	$1,659,752

Income statement data:
Interest income	$77,913	$72,851	$71,034	$65,367	$64,688
Interest expense	12,251	11,067	13,674	17,986	20,652
Net interest income	65,662	61,784	57,360	47,381	44,036
Provision for loan losses	10,159	8,187	8,185	5,339	5,251
Net interest income after provision for loan losses	55,503	53,597	49,175	42,042	38,785
Non-interest income:
Investment management fees	25,062	—	—	—	—
Net gain on the sale of investment securities available-for-sale	1,428	797	1,114	1,323	—
Other non-interest income	5,231	5,001	5,085	2,585	2,461
Total non-interest income	31,721	5,798	6,199	3,908	2,461
Non-interest expense:
Intangible amortization expense	1,299	—	—	—	—
Earnout expense related to Chartwell acquisition	1,614	—	—	—	—
Other non-interest expense	61,414	40,815	37,865	33,994	33,592
Non-interest expense	64,327	40,815	37,865	33,994	33,592
Income before tax	22,897	18,580	17,509	11,956	7,654
Income tax expense (benefit)	6,969	5,713	6,837	4,738	(7,574)
Net income	$15,928	$12,867	$10,672	$7,218	$15,228
Preferred stock dividends and discount amortization on Series A and B	—	—	1,525	1,518	1,818
Net income available to common shareholders	$15,928	$12,867	$9,147	$5,700	$13,410

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share)	2014	2013	2012	2011	2010
Per share and share data:
Earnings per share:
Basic	$0.56	$0.49	$0.47	$0.33	$0.83
Diluted	$0.55	$0.48	$0.47	$0.33	$0.83
Book value per common share	$10.88	$10.25	$9.84	$9.21	$8.77
Book value per share with preferred converted to common (1)	$10.88	$10.25	$9.75	$9.21	$8.77
Tangible book value per share with preferred converted to common (1)	$9.02	$10.25	$9.75	$9.21	$8.77
Common shares outstanding, at end of period	28,060,888	28,690,279	17,444,730	17,444,730	17,353,480
Common shares outstanding with preferred converted to common, at end of period (1)	28,060,888	28,690,279	22,322,779	17,444,730	17,353,480
Average common shares outstanding
Basic	28,628,631	24,589,811	17,394,491	17,380,185	16,113,440
Diluted	29,017,906	26,743,023	19,358,624	17,401,404	16,113,440

Performance ratios:
Return on average assets	0.61%	0.59%	0.55%	0.41%	0.91%
Return on average equity	5.25%	4.84%	5.24%	3.97%	9.68%
Net interest margin (2)	2.62%	2.92%	3.00%	2.72%	2.66%
Bank efficiency ratio (1)	60.79%	61.11%	60.64%	68.03%	72.25%
Bank efficiency ratio, as adjusted (1)	60.73%	59.84%	60.64%	68.03%	72.25%
Efficiency ratio (1)	67.04%	61.11%	60.64%	68.03%	72.25%
Efficiency ratio, as adjusted (1)	63.96%	59.84%	60.64%	68.03%	72.25%
Non-interest expense to average assets	2.44%	1.88%	1.94%	1.92%	2.01%
Pre-tax, pre-provision net revenue per average employee (1)	$188	$209	$222	$162	$138

Asset quality:
Non-performing loans	$30,232	$20,293	$22,483	$16,428	$15,222
Non-performing assets	$31,602	$21,706	$22,773	$16,428	$15,222
Other real estate owned	$1,370	$1,413	$290	$—	$—
Non-performing assets to total assets	1.11%	0.95%	1.10%	0.90%	0.92%
Allowance for loan losses to total loans	0.84%	1.02%	1.09%	1.16%	1.33%
Allowance for loan losses to non-performing loans	67.06%	93.61%	79.50%	99.53%	112.41%
Net charge-offs (recoveries)	$8,882	$7,065	$6,661	$6,100	$3,904
Net charge-offs (recoveries) to average total loans	0.41%	0.41%	0.43%	0.46%	0.31%

Revenue:
Total revenue (1)	$95,955	$66,785	$62,445	$49,966	$46,497
Pre-tax, pre-provision net revenue (1)	$31,628	$25,970	$24,580	$15,972	$12,905

Capital ratios:
Average equity to average assets	11.53%	12.23%	10.44%	10.27%	9.43%
Tangible equity to tangible assets (1)	9.05%	12.83%	10.50%	10.06%	10.58%
Tier 1 leverage ratio	9.21%	13.12%	10.35%	10.18%	9.85%
Tier 1 risk-based capital ratio	9.24%	13.45%	10.95%	10.63%	11.48%
Total risk-based capital ratio	11.02%	14.34%	11.88%	11.60%	12.59%

Assets under management	$7,714,000	$—	$—	$—	$—

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

“Tangible book value per share with preferred converted to common” is defined as book value, excluding the impact of goodwill, if any, divided by common shares outstanding with preferred converted to common. We believe this measure is important to many investors who are interested in changes from period to period in book value per share exclusive of changes in intangible assets and inclusive of shares of preferred stock that could be converted to shares of common stock. Goodwill is an intangible asset that is recorded in a business purchase combination. Prior to conversion, convertible shares of preferred stock had the effect of not impacting tangible book value per common share, but reduced our tangible book value per share with preferred converted to common.

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

	December 31,
(Dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Tangible equity to tangible assets:
Total shareholders' equity	$305,390	$293,945	$217,724	$184,452	$175,560
Less: intangible assets	52,374	—	—	—	—
Tangible equity	$253,016	$293,945	$217,724	$184,452	$175,560
Total assets	$2,846,857	$2,290,509	$2,073,129	$1,833,450	$1,659,752
Less: intangible assets	52,374	—	—	—	—
Tangible assets	$2,794,483	$2,290,509	$2,073,129	$1,833,450	$1,659,752
Tangible equity to tangible assets	9.05%	12.83%	10.50%	10.06%	10.58%

Book value per share with preferred converted to common:
Common shareholders' equity	$305,390	$293,945	$171,713	$160,744	$152,116
Preferred stock (convertible)	—	—	46,011	—	—
Total common shareholders' equity and preferred stock to Series C	$305,390	$293,945	$217,724	$160,744	$152,116
Preferred shares outstanding	—	—	48,780.488	—	—
Conversion factor	—	—	100	—	—
Preferred shares converted to common shares outstanding	—	—	4,878,049	—	—
Common shares outstanding	28,060,888	28,690,279	17,444,730	17,444,730	17,353,480
Common shares with preferred shares converted to common	28,060,888	28,690,279	22,322,779	17,444,730	17,353,480
Book value per share with preferred converted to common	$10.88	$10.25	$9.75	$9.21	$8.77

Tangible book value per share with preferred converted to common:
Total common shareholders' equity and preferred stock to Series C	$305,390	$293,945	$217,724	$160,744	$152,116
Less: effects of intangible assets	52,374	—	—	—	—
Tangible common equity	$253,016	$293,945	$217,724	$160,744	$152,116
Common shares with preferred shares converted to common	28,060,888	28,690,279	22,322,779	17,444,730	17,353,480
Tangible book value per share with preferred converted to common	$9.02	$10.25	$9.75	$9.21	$8.77

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Pre-tax, pre-provision net revenue:
Net interest income	$65,662	$61,784	$57,360	$47,381	$44,036
Total non-interest income	31,721	5,798	6,199	3,908	2,461
Less: net gain on the sale of investment securities available-for-sale	1,428	797	1,114	1,323	—
Total revenue	95,955	66,785	62,445	49,966	46,497
Less: total non-interest expense	64,327	40,815	37,865	33,994	33,592
Pre-tax, pre-provision net revenue	$31,628	$25,970	$24,580	$15,972	$12,905

Efficiency ratio:
Total non-interest expense (numerator)	$64,327	$40,815	$37,865	$33,994	$33,592
Total revenue (denominator)	$95,955	$66,785	$62,445	$49,966	$46,497
Efficiency ratio	67.04%	61.11%	60.64%	68.03%	72.25%

Efficiency ratio, as adjusted:
Less: non-recurring expenses	$1,659	$854	$—	$—	$—
Less: intangible amortization expense	1,299	—	—	—	—
Total non-interest expense, as adjusted (numerator)	$61,369	$39,961	$37,865	$33,994	$33,592
Total revenue (denominator)	$95,955	$66,785	$62,445	$49,966	$46,497
Efficiency ratio, as adjusted	63.96%	59.84%	60.64%	68.03%	72.25%

BANK SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Bank pre-tax, pre-provision net revenue:
Net interest income	$65,662	$61,784	$57,360	$47,381	$44,036
Total non-interest income	6,621	5,798	6,199	3,908	2,461
Less: net gain on the sale of investment securities available-for-sale	1,428	797	1,114	1,323	—
Total revenue	70,855	66,785	62,445	49,966	46,497
Less: total non-interest expense	43,076	40,815	37,865	33,994	33,592
Pre-tax, pre-provision net revenue	$27,779	$25,970	$24,580	$15,972	$12,905

Bank efficiency ratio:
Total non-interest expense (numerator)	$43,076	$40,815	$37,865	$33,994	$33,592
Total revenue (denominator)	$70,855	$66,785	$62,445	$49,966	$46,497
Efficiency ratio	60.79%	61.11%	60.64%	68.03%	72.25%

Bank efficiency ratio, as adjusted:
Less: non-recurring expenses	$45	$854	$—	$—	$—
Total non-interest expense, as adjusted (numerator)	$43,031	$39,961	$37,865	$33,994	$33,592
Total revenue (denominator)	$70,855	$66,785	$62,445	$49,966	$46,497
Efficiency ratio, as adjusted	60.73%	59.84%	60.64%	68.03%	72.25%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the year ended December 31, 2014. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained herein.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Deterioration of our asset quality;

•	Our ability to prudently manage our growth and execute our strategy;

•	Changes in the value of collateral securing our loans;

•	Business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	Changes in management personnel;

•	Our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	Our ability to provide investment management performance competitive with our peers and benchmarks;

•	Operational risks associated with our business;

•	Volatility and direction of market interest rates;

•	Increased competition in the financial services industry, particularly from regional and national institutions;

•	Changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

•	Further government intervention in the U.S. financial system;

•	Natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	Other factors that are discussed in the section entitled “Risk Factors,” in Part I - Item 1A.

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

General

We are a bank holding company that now operates through two reporting segments: Bank and Investment Management. The Bank segment generates most of its revenue from interest on loans and investments, loan-related fees and deposit-related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. The Investment Management segment originated through the acquisition of substantially all of the assets of Chartwell Investment Partners, LP which was consummated on March 5, 2014, and the recent formation of Chartwell TSC Securities Corp., which is applying to be registered as a broker/dealer with the SEC and FINRA. The Investment Management segment generates most of its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

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

Executive Overview

TriState Capital Holdings, Inc. ("we", "us", "our" or the "Company") is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank ("the Bank"), a Pennsylvania chartered bank; Chartwell Investment Partners, Inc. ("Chartwell"), a registered investment advisor; and Chartwell TSC Securities Corp. ("CTSC Securities"), which is applying to be registered as a broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Our broker/dealer subsidiary, once registered, will provide additional distribution and marketing efforts for Chartwell's proprietary investment products.

2014 Compared to 2013 Operating Performance

For the year ended December 31, 2014, our net income was $15.9 million compared to $12.9 million for the same period in 2013, an increase of $3.1 million, or 23.8%, primarily due to the results of our newly established investment management segment and growth of our loan portfolio. Specifically the change resulted from (1) a $3.9 million, or 6.3%, increase in our net interest income due largely to our continued loan growth; (2) an increase in provision for loan losses of $2.0 million; (3) an increase of $25.9 million in non-interest income largely related to investment management fees, higher net gain on the sale of investment securities available-for-sale, and higher bank owned life insurance income partially offset by unrealized losses on swaps; (4) an increase of $23.5 million in our non-interest expense largely related to the addition of Chartwell, including an incremental contingent earnout accrual related to the acquisition due to Chartwell's growth in profitability exceeding our estimates, and overall annual cost increases; and (5) a $1.3 million increase in income taxes. Net income, excluding the fourth quarter earnout expense related to the Chartwell acquisition of $1.6 million, was $17.0 million for the year ended December 31, 2014.

Our diluted EPS was $0.55 for the year ended December 31, 2014, compared to $0.48 for the same period in 2013. The increase is a result of an increase of $3.1 million, or 23.8%, in our net income partially offset by the dilutive impact of the issuance and sale of 6,355,000 shares of our common stock in connection with our initial public offering. Diluted EPS, excluding the fourth quarter earnout expense related to the Chartwell acquisition of $1.6 million, was $0.59 for the year ended December 31, 2014.

Our return on average assets was 0.61% for the year ended December 31, 2014, as compared to 0.59% for the same period in 2013. Our return on average equity was 5.25%, for the year ended December 31, 2014, as compared to 4.84% for the same period in 2013. The increase in both ratios is the result of the higher net income for the year ended December 31, 2014, as discussed above.

For the year ended December 31, 2014, the Bank's efficiency ratio was 60.73% as compared to 59.84% for the same period in 2013, (adjusted for non-recurring acquisition costs), primarily as a result of higher compensation expense for the Bank offset partially by higher total revenue for the year ended December 31, 2014. Our non-interest expense to average assets for the year ended December 31, 2014, was 2.44%, compared to 1.88% for the same period in 2013. The increase is due to the addition of Chartwell operating expenses since the closing of the Chartwell acquisition in March 2014.

For the year ended December 31, 2014, total revenue increased $29.2 million, or 43.7%, to $96.0 million from $66.8 million for the same period in 2013, largely driven by investment management fees. Pre-tax, pre-provision net revenue increased $5.7 million, or 21.8%, to $31.6 million for the year ended December 31, 2014, from $26.0 million for the same period in 2013, primarily resulting from growth of $29.2 million, or 43.7%, in total revenue, partially offset by an increase of $23.5 million, or 57.6%, in non-interest expense.

Our net interest margin was 2.62% for the year ended December 31, 2014, as compared to 2.92% for the same period in 2013. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. In addition, net interest margin was impacted by the interest expense from our June 2014 subordinated debt placement.

Total assets of $2.8 billion as of December 31, 2014, increased $556.3 million, or 24.3%, from December 31, 2013. Total loans grew by $539.3 million to $2.4 billion as of December 31, 2014, an increase of 29.0% from December 31, 2013, primarily as a result of growth in our commercial real estate and private banking loan portfolios. The private banking portfolio growth includes approximately $220 million in acquired loans. Total deposits increased $375.2 million, or 19.1%, to $2.3 billion as of December 31, 2014, from $2.0 billion, as of December 31, 2013.

Non-performing assets to total assets increased to 1.11% as of December 31, 2014, from 0.95% as of December 31, 2013, due to $26.9 million in additions to non-performing loans and $17.0 million in reductions to non-performing loans during the year. Net charge-offs to average loans for the year ended December 31, 2014, was 0.41%, as compared to 0.41% for the same period in 2013.

The allowance for loan losses to total loans decreased to 0.84% as of December 31, 2014, from 1.02% as of December 31, 2013, primarily as a result of the growing private banking portfolio of loans secured by marketable securities, which generally have a lower provision based on their risk level. The allowance for loan losses to non-performing loans decreased to 67.06% as of December 31, 2014, from 93.61% as of December 31, 2013. This change was primarily due to a decrease of $2.8 million in specific reserves on four loans that were paid off or paid down, as such loans had a higher average reserve percentage then the non-performing loans at December 31, 2014. The provision for loan losses was $10.2 million for the year ended December 31, 2014, as compared to $8.2 million for the year ended December 31, 2013.

Our book value per common share increased $0.63, or 6.1%, to $10.88 as of December 31, 2014, from $10.25 as of December 31, 2013, as a result of our net income. Our tangible equity to tangible assets ratio decreased to 9.05% as of December 31, 2014, from 12.83% as of December 31, 2013, primarily the result of the goodwill and other intangible assets established as part of the Chartwell acquisition.

2013 Compared to 2012 Operating Performance

For the year ended December 31, 2013, our net income available to common shareholders was $12.9 million compared to $9.1 million for the same period in 2012, an increase of $3.7 million, or 40.7%, primarily due to the impact of (1) a $4.4 million, or 7.7%, increase in our net interest income due largely to our continued loan growth; (2) a decrease in income tax expense of $1.1 million due to income tax credits; and (3) the elimination of $1.5 million in dividends on our Series A and Series B preferred shares, partially offset by, (4) a $401,000, or 6.5% decrease in non-interest income; and (5) a $3.0 million, or 7.8%, increase in our non-interest expense. Excluding the impact of non-recurring acquisition related costs of $854,000 for Chartwell Investment Partners, the increase to our non-interest expense would have been $2.1 million or 5.5% from 2012.

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

Total assets of $2.3 billion as of December 31, 2013, increased $217.4 million, or 10.5%, from December 31, 2012. Total loans grew by $219.1 million to $1.9 billion as of December 31, 2013, an increase of 13.3% from December 31, 2012, primarily as a result of growth in our commercial real estate and private banking loan portfolios. Total deposits increased $138.3 million, or 7.6%, to $2.0 billion as of December 31, 2013, from $1.8 billion, as of December 31, 2012.

Non-performing assets to total assets decreased to 0.95% as of December 31, 2013, from 1.10% as of December 31, 2012. Net charge-offs to average loans for the year ended December 31, 2013, was 0.41%, as compared to 0.43% for the same period in 2012.

The allowance for loan losses to total loans decreased to 1.02% as of December 31, 2013, from 1.09% as of December 31, 2012, primarily as a result of the overall increase in the loan portfolio of 13.3% driven largely by the lower risk private banking loan portfolio which has an overall high asset quality. The allowance for loan losses to non-performing loans increased to 93.61% as of December 31, 2013, from 79.50% as of December 31, 2012. The increase in this ratio is a result of the sale of one non-performing loan and an increase in specific reserves. The provision for loan losses remained unchanged at $8.2 million for the years ended December 31, 2013 and 2012.

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

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 68.4%, 92.5% and 91.9% of total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest income	$77,913	$72,851	$71,034
Fully taxable equivalent adjustment	235	228	129
Interest income adjusted	78,148	73,079	71,163
Less: interest expense	12,251	11,067	13,674
Net interest income adjusted	$65,897	$62,012	$57,489

Yield on earning assets	3.10%	3.44%	3.71%
Cost of interest-bearing liabilities	0.57%	0.62%	0.89%
Net interest spread	2.53%	2.82%	2.82%
Net interest margin (1)	2.62%	2.92%	3.00%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the years ended December 31, 2014, 2013 and 2012. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$155,241	$525	0.34%	$154,163	$558	0.36%	$180,621	$582	0.32%
Federal funds sold	7,495	4	0.05%	8,896	8	0.09%	8,127	10	0.12%
Investment securities available-for-sale	174,285	2,167	1.24%	208,773	3,269	1.57%	183,976	3,213	1.75%
Investment securities held-to-maturity	33,989	1,173	3.45%	14,026	527	3.76%	—	—	—%
Investment securities trading	—	—	—%	3,060	71	2.32%	2,951	52	1.76%
Total loans	2,145,870	74,279	3.46%	1,734,701	68,646	3.96%	1,542,915	67,306	4.36%
Total interest-earning assets	2,516,880	78,148	3.10%	2,123,619	73,079	3.44%	1,918,590	71,163	3.71%
Other assets	114,936			50,230			33,557
Total assets	$2,631,816			$2,173,849			$1,952,147

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$68,114	$229	0.34%	$5,617	$4	0.07%	$3,714	$3	0.08%
Money market deposit accounts	1,096,347	4,228	0.39%	931,720	3,756	0.40%	685,030	4,062	0.59%
Time deposits (excluding CDARS®)	469,120	3,984	0.85%	469,925	4,602	0.98%	470,219	5,995	1.27%
CDARS® time deposits	411,393	2,170	0.53%	366,663	2,619	0.71%	377,571	3,591	0.95%
Borrowings:
FHLB borrowings	98,370	373	0.38%	20,000	86	0.43%	5,451	23	0.42%
Subordinated notes payable	20,041	1,267	6.32%	—	—	—%	—	—	—%
Total interest-bearing liabilities	2,163,385	12,251	0.57%	1,793,925	11,067	0.62%	1,541,985	13,674	0.89%
Noninterest-bearing deposits	133,733			95,462			191,352
Other liabilities	31,288			18,501			15,038
Shareholders' equity	303,410			265,961			203,772
Total liabilities and shareholders' equity	$2,631,816			$2,173,849			$1,952,147

Net interest income (1)		$65,897			$62,012			$57,489
Net interest spread			2.53%			2.82%			2.82%
Net interest margin (1)			2.62%			2.92%			3.00%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Years Ended December 31, 2014 and 2013. Net interest income, calculated on a fully taxable equivalent basis, increased $3.9 million or 6.3%, to $65.9 million for the year ended December 31, 2014, from $62.0 million for the same period in 2013. The increase in net interest income for the year ended December 31, 2014, was primarily attributable to a $393.3 million, or 18.5%, increase in average interest-earning assets, partially offset by a decrease in net interest margin of 30 basis points to 2.62%. The increase in net interest income reflects an increase of $5.1 million, or 6.9%, in interest income, coupled with an increase of $1.2 million, or 10.7%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $411.2 million, or 23.7%, which is our highest yielding earning asset and the Bank's core business, as well as an increase of $20.0 million in average investment securities held-to-maturity, partially offset by a decrease of $34.5 million in average investment securities available-for-sale, a decrease of 50 basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. The overall yield on interest-earning assets declined 34 basis points to 3.10% for the year ended December 31, 2014, as compared to 3.44% for the same period in 2013, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio.

Interest expense on interest-bearing liabilities of $12.3 million, for the year ended December 31, 2014, increased $1.2 million, or 10.7%, from the same period in 2013 as a result of an increase of $369.5 million or 20.6% in average interest-bearing liabilities for the year ended December 31, 2014, partially offset by a decrease of five basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2013. The decrease in average rate paid was reflective of decreases in rates paid in the three largest interest-bearing deposit categories, partially offset by the issuance of subordinated debt, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $164.6 million, or 17.7%, in average money market deposit accounts and an increase of $78.4 million in average FHLB borrowings, an increase of $62.5 million in interest-bearing checking accounts and an increase in average CDARS® time deposits of $44.7 million, or 12.2%.

We expect to continue to experience pressure on the yield on our earning assets due to: our focus on variable rate loans, the growing portion of our total loans secured by marketable securities, maintaining strong asset quality, and market competition. The opportunities to further reduce rates paid on our deposits may be more limited in the current low interest rate environment. Given our current balance sheet profile, we believe we are positioned to benefit from an increase in interest rates because approximately 82.8% of our total loans as of December 31, 2014, which are our principal source of revenue, are floating-rate loans. To the extent interest rates increase, yields on our loans will increase at varying speeds, since approximately 12.4% of our floating-rate loans had interest rate floors at December 31, 2014.

Net Interest Income for the Years Ended December 31, 2013 and 2012. Net interest income, calculated on a fully taxable equivalent basis, increased $4.5 million or 7.9%, to $62.0 million for the year ended December 31, 2013, from $57.5 million for the same period in 2012. The increase in net interest income for the year ended December 31, 2013, was primarily attributable to a $205.0 million, or 10.7%, increase in average interest-earning assets, partially offset by a decrease in net interest margin of eight basis points to 2.92%. The increase in net interest income reflects an increase of $1.9 million, or 2.7%, in interest income, coupled with a decrease of $2.6 million, or 19.1%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $191.8 million, or 12.4%, which is our highest yielding earning asset and the Bank's core business, as well as an increase of $24.8 million, or 13.5%, in average investment securities available-for-sale, partially offset by a decrease of 40 basis points in yield on our loans. The declining yield on our loan portfolio was reflective of the low interest rate environment, coupled with market pressure from competition for higher quality loans. The overall yield on interest-earning assets declined 27 basis points to 3.44% for the year ended December 31, 2013, as compared to 3.71% for the same period in 2012, primarily as a result of the shift in the composition of our earning assets from lower yielding interest-earning deposits to higher yielding loans and investment securities.

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

	Years Ended December 31,
	2014 over 2013
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(37)	$4	$(33)
Federal funds sold	(3)	(1)	(4)
Investment securities available-for-sale	(611)	(491)	(1,102)
Investment securities held-to-maturity	(46)	692	646
Investment securities trading	—	(71)	(71)
Total loans	(9,304)	14,937	5,633
Total increase (decrease) in interest income	(10,001)	15,070	5,069
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	56	169	225
Money market deposit accounts	(169)	641	472
Time deposits (excluding CDARS®)	(610)	(8)	(618)
CDARS® time deposits	(742)	293	(449)
Borrowings:
FHLB borrowings	(11)	298	287
Subordinated notes payable	—	1,267	1,267
Total increase (decrease) in interest expense	(1,476)	2,660	1,184
Total increase (decrease) in net interest income	$(8,525)	$12,410	$3,885

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Years Ended December 31,
	2013 over 2012
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$68	$(92)	$(24)
Federal funds sold	(3)	1	(2)
Investment securities available-for-sale	(346)	402	56
Investment securities held-to-maturity	—	527	527
Investment securities trading	17	2	19
Total loans	(6,460)	7,800	1,340
Total increase (decrease) in interest income	(6,724)	8,640	1,916
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	—	1	1
Money market deposit accounts	(1,512)	1,206	(306)
Time deposits (excluding CDARS®)	(1,389)	(4)	(1,393)
CDARS® time deposits	(870)	(102)	(972)
Borrowings:
FHLB borrowings	1	62	63
Total increase (decrease) in interest expense	(3,770)	1,163	(2,607)
Total increase (decrease) in net interest income	$(2,954)	$7,477	$4,523

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

Provision for Loan Losses for the Years Ended December 31, 2014 and 2013. We recorded a $10.2 million and an $8.2 million provision for loan losses for the years ended December 31, 2014 and 2013, respectively. The provision for the year ended December 31, 2014, was comprised of (a) the impact of $9.5 million in charge-offs related to six non-performing commercial and industrial loans; (b) a net increase of $245,000 in additional specific reserves on non-performing commercial and industrial loans; and (c) a $1.4 million increase in commercial and industrial general reserves largely driven by the impact of charge-offs and loans that were downgraded during the year; partially offset by (d) recoveries of $545,000 on three commercial and industrial loans; and (e) a decrease of $349,000 in the general reserve of the commercial real estate portfolio due to improved credit quality. There were no charge-offs for the commercial real estate and private banking portfolios for the year ended December 31, 2014. The provision for loan losses for the year ended December 31, 2013, was largely driven by the impact of charge-offs totaling $7.5 million for the year ended December 31, 2013, on three commercial and industrial loans, one commercial real estate loan and one private banking loan.

Provision for Loan Losses for the Years Ended December 31, 2013 and 2012. We recorded an $8.2 million provision for loan losses for each of the years ended December 31, 2013 and 2012. The provision for loan losses was largely driven by the impact of charge-offs of individual credits totaling $7.5 million and $6.9 million for the years ended December 31, 2013 and 2012, respectively. These charge-offs represent three commercial and industrial loans, one commercial real estate loan and one private banking loan for the year ended December 31, 2013 and two commercial and industrial loans, three commercial real estate loans and one private banking loan for the year ended December 31, 2012. The low charge-offs for the private banking portfolio for the year ended December 31, 2013, are a result of the overall high asset quality of this portfolio which is largely comprised of loans backed by cash and marketable securities.

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

The following table presents the components of our non-interest income for the years ended December 31, 2014 and 2013:

	Years Ended December 31,		2014 Change from 2013
(Dollars in thousands)	2014	2013	Amount	Percent
Investment management fees	$25,062	$—	$25,062	—%
Service charges	604	482	122	25.3%
Net gain on the sale of investment securities available-for-sale	1,428	797	631	79.2%
Swap fees	1,178	1,056	122	11.6%
Commitment and other fees	2,045	2,060	(15)	(0.7)%
Unrealized gain (loss) on swaps	(420)	210	(630)	(300.0)%
Bank owned life insurance income	1,441	996	445	44.7%
Other income (1)	383	197	186	94.4%
Total non-interest income	$31,721	$5,798	$25,923	447.1%

(1)	Other income includes such items as FHLB stock dividends, trading income, gain on the sale of loans and other general operating income.

Non-Interest Income for the Years Ended December 31, 2014 and 2013. Our non-interest income was $31.7 million for the year ended December 31, 2014, an increase of $25.9 million, or 447.1%, from $5.8 million for the same period in 2013, primarily related to increases in investment management fees, net gain on the sale of investment securities available-for-sale and bank owned life insurance income partially offset by increases in unrealized loss on swaps. The Investment Management segment only impacted investment management fees in the current period and all other components of non-interest income are comparable between periods for the Bank segment.

Investment Management Segment:

•
Investment management fees were $25.1 million for the year ended December 31, 2014, which represents 10 months of revenue for Chartwell, based on assets under management of $7.7 billion as of December 31, 2014.

Bank Segment:

•	Service charges were $122,000 higher for the year ended December 31, 2014, compared to 2013, due to increase in the number of customers and customer volumes.

•	Net gain on the sale of investment securities available-for-sale was $631,000 higher for the year ended December 31, 2014, compared to 2013.

•
Swap fees were $122,000 more for the year ended December 31, 2014, compared to 2013, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations of market conditions.

•	Unrealized gain (loss) on swaps was $630,000 lower for the year ended December 31, 2014, compared to 2013, driven by fluctuations in interest rates.

•	Bank owned life insurance was $445,000 higher for the year ended December 31, 2014, compared to 2013, as a result of an increase in our investment in this product.

•
Other income was $186,000 more for the year ended December 31, 2014, compared to 2013, primarily due to $153,000 higher dividends from our FHLB stock as a result of an increase in our investment related to increased FHLB borrowings and $87,000 higher gain on the sale of loans, offset by $120,000 lower trading income on our trading investment securities.

The following table presents the components of our non-interest income for the years ended December 31, 2013 and 2012:

	Years Ended December 31,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Service charges	$482	$433	$49	11.3%
Net gain on the sale of investment securities available-for-sale	797	1,114	(317)	(28.5)%
Swap fees	1,056	903	153	16.9%
Commitment and other fees	2,060	2,716	(656)	(24.2)%
Unrealized gain (loss) on swaps	210	(15)	225	1,500.0%
Bank owned life insurance income	996	512	484	94.5%
Other income (1)	197	536	(339)	(63.2)%
Total non-interest income	$5,798	$6,199	$(401)	(6.5)%

(1)	Other income includes such items as FHLB stock dividends, trading income, gain on the sale of loans and other general operating income.

Non-Interest Income for the Years Ended December 31, 2013 and 2012. Our non-interest income was $5.8 million for the year ended December 31, 2013, a decrease of $401,000, or 6.5%, from $6.2 million for the same period in 2012, primarily related to decreases in net gain on the sale of investment securities available-for-sale and commitment and other fees, partially offset by increases in swap fees and other income.

Bank Segment:

•	Net gain on the sale of investment securities available-for-sale was $317,000 less for the year ended December 31, 2013, compared to 2012.

•
Swap fees were $153,000 higher for the year ended December 31, 2013, compared to 2012, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations for market conditions.

•	Commitment and other fees were $656,000 lower for the year ended December 31, 2013, compared to 2012, driven by fluctuations in fees related to loans and loan commitments.

•	Unrealized gain (loss) on swaps was $225,000 higher for the year ended December 31, 2013, compared to 2012, driven by fluctuations in interest rates.

•	Bank owned life insurance was $484,000 higher for the year ended December 31, 2013, compared to 2012, as a result of an increase in our investment in this product.

•	Other income was $339,000 less for the year ended December 31, 2013, compared to 2012, primarily due to $388,000 lower trading income on our trading investment securities.

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

The following table presents the components of our non-interest expense by operating segment for the year ended December 31, 2014 and for the Bank segment (which was our only segment) for the year ended December 31, 2013:

	Year Ended December 31, 2014			Year ended December 31,	Bank Segment
		Investment			2014 Change from 2013
(Dollars in thousands)	Bank	Management	Consolidated	2013	Amount	Percent
Compensation and employee benefits	$25,807	$15,241	$41,048	$24,556	$1,251	5.1%
Premises and occupancy costs	3,312	619	3,931	3,190	122	3.8%
Professional fees	3,137	294	3,431	4,098	(961)	(23.5)%
FDIC insurance expense	1,928	—	1,928	1,463	465	31.8%
General bank insurance expense	1,001	164	1,165	840	161	19.2%
State capital shares tax	1,043	—	1,043	1,124	(81)	(7.2)%
Travel and entertainment expense	1,829	575	2,404	1,551	278	17.9%
Data processing expense	922	—	922	793	129	16.3%
Charitable contributions	1,102	49	1,151	855	247	28.9%
Intangible amortization expense	—	1,299	1,299	—	—	—%
Earnout expense related to Chartwell acquisition	—	1,614	1,614	—	—	—%
Other operating expenses (1)	2,995	1,396	4,391	2,345	650	27.7%
Total non-interest expense	$43,076	$21,251	$64,327	$40,815	$2,261	5.5%
Full-time equivalent employees (2)	133	49	182	129	4	3.1%

(1)
Other operating expenses include such items as investor relations, investment management fees, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2014 and 2013. Our non-interest expense for the year ended December 31, 2014, increased $23.5 million, or 57.6%, as compared to the same period in 2013, of which $2.3 million relates to the increase in expenses of the Bank segment and $21.3 million relates to the Investment Management segment. The changes in each segment's expenses are described below.

Bank Segment:

•
Compensation and employee benefits for the year ended December 31, 2014, increased by $1.3 million from 2013 primarily due to an increase in the number of full-time equivalent employees and the overall increased wage and benefits costs of our existing employees offset by lower incentive compensation costs.

•	Professional fees for the year ended December 31, 2014, decreased $961,000 from 2013, largely due to non-recurring costs associated with the Chartwell acquisition in 2013.

•	FDIC insurance expense increased $465,000 for the year ended December 31, 2014, from 2013, due to overall increases in average deposit and asset levels at the Bank.

•	General bank insurance for the year ended December 31, 2014, increased $161,000 from 2013, due to higher insurance premiums subsequent to becoming a publicly traded entity and expanded coverage.

•
Travel and entertainment expenses for the year ended December 31, 2014, increased by $278,000 from 2013, due to an increase in the number of relationship managers and increased client outreach and origination activity, including travel related costs for marketing Chartwell products to bank intermediary partners.

•	Charitable contributions increased $247,000 for the year ended December 31, 2014, from 2013, due to increased levels of participation in community programs.

•
Other operating expenses for the year ended December 31, 2014, increased by $650,000 from 2013, primarily as a result of an increase of $165,000 in investor relations costs related to being a public company, $253,000 higher company meeting expenses due to timing of such meetings as compared to the prior year, $92,000 higher marketing expenses and $68,000 higher provision expense for increased unfunded commitments.

Investment Management Segment:

•	The investment management segment commenced activity on March 5, 2014. Therefore the expenses shown in the table above represents the first 10 months of expenses for Chartwell.

•
The $1.6 million earnout expense related to a one-time charge which was accrued and expensed in the fourth quarter of 2014 based upon the 2014 results for Chartwell. For additional information, refer to Note 2, Business Combinations, to our consolidated financial statements.

The following table presents the components of our non-interest expense for the Bank segment (which was our only segment) for the years ended December 31, 2013 and 2012:

	Years Ended December 31,		2013 Change from 2012
(Dollars in thousands)	2013	2012	Amount	Percent
Compensation and employee benefits	$24,556	$24,106	$450	1.9%
Premises and occupancy costs	3,190	2,826	364	12.9%
Professional fees	4,098	3,025	1,073	35.5%
FDIC insurance expense	1,463	1,397	66	4.7%
General bank insurance expense	840	480	360	75.0%
State capital shares tax	1,124	806	318	39.5%
Travel and entertainment expense	1,551	1,231	320	26.0%
Data processing expense	793	843	(50)	(5.9)%
Charitable contributions	855	856	(1)	(0.1)%
Other operating expenses (1)	2,345	2,295	50	2.2%
Total non-interest expense	$40,815	$37,865	$2,950	7.8%
Full-time equivalent employees (2)	129	119	10	8.4%

(1)	Other operating expenses include such items as investor relations, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2013 and 2012. Our non-interest expense for the year ended December 31, 2013, increased $3.0 million, or 7.8%, as compared to the same period in 2012. The changes in expenses are described below.

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

•
Professional fees expense for the year ended December 31, 2013, increased $671,000 from 2012, largely due to non-recurring costs associated with the Chartwell acquisition, increased compliance obligation and compliance and reporting requirements associated with being a public reporting company.

•	General bank insurance for the year ended December 31, 2013, increased $360,000 from 2012, due to higher insurance premiums subsequent to becoming a publicly traded entity.

•	State capital shares tax was $318,000 higher for the year ended December 31, 2013, due to an overall increase in the equity of the Bank.

•
Travel and entertainment expenses for the year ended December 31, 2013, increased by $320,000 from 2012, due to an increase in the number of relationship managers and increased client outreach and origination activity.

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

Income Taxes for the Years Ended December 31, 2014 and 2013. For the year ended December 31, 2014, we recognized income tax expense of $7.0 million, or 30.4% of income before tax, as compared to income tax expense of $5.7 million, or 30.7% of income before tax, for the same period in 2013. Our effective tax rates for the years ended December 31, 2014 and 2013, were impacted by higher tax exempt interest income, increased levels of bank owned life insurance premiums and investment tax credits earned. In addition, the year ended December 31, 2014, included higher income tax related to the Investment Management segment.

Income Taxes for the Years Ended December 31, 2013 and 2012. For the year ended December 31, 2013, we recognized income tax expense of $5.7 million, or 30.7% of income before tax, as compared to income tax expense of $6.8 million, or 39.0% of income before tax, for the same period in 2012. Our effective tax rate for the year ended December 31, 2012, was elevated by the limitation of deductible compensation expense under section 162(m) of the Internal Revenue Service. Conversely, our effective tax rate for the year ended December 31, 2013, was impacted by higher tax exempt interest income, increased levels of bank owned life insurance premiums and investment tax credits earned.

Financial Condition

Our total assets as of December 31, 2014, totaled $2.8 billion which was an increase of $556.3 million, or 24.3%, from December 31, 2013, was primarily due to growth in our loan portfolio. Our loan portfolio increased $539.3 million, or 29.0%, to $2.4 billion, as of December 31, 2014, from $1.9 billion, as of December 31, 2013. Total investment securities decreased $21.7 million, or 9.5%, to $206.2 million, as of December 31, 2014, from $227.8 million, as of December 31, 2013. Cash and cash equivalents decreased $40.8 million, to $105.7 million, as of December 31, 2014, from $146.6 million, as of December 31, 2013. Our total deposits increased $375.2 million, or 19.1%, to $2.3 billion as of December 31, 2014. Our shareholders' equity increased $11.4 million to $305.4 million as of December 31, 2014, compared to $293.9 million as of December 31, 2013. This increase was primarily the result of $15.9 million in net income and an increase of $1.1 million in other comprehensive income (loss), which represents the decrease in the unrealized loss on our investment portfolio, partially offset by the purchase of $6.7 million in treasury shares.

Our total assets as of December 31, 2013, totaled $2.3 billion which was an increase of $217.4 million, or 10.5%, from December 31, 2012, due to growth in our earning assets, which was driven primarily by growth in our loan portfolio and investments securities, was partially offset by a decrease in cash and cash equivalents as we funded our growth partially with excess cash. Our loan portfolio increased

$219.1 million, or 13.3%, to $1.9 billion, as of December 31, 2013, from $1.6 billion, as of December 31, 2012. Total investment securities increased $36.7 million, or 19.2%, to $227.8 million, as of December 31, 2013, from $191.2 million, as of December 31, 2012. Cash and cash equivalents decreased $53.5 million, to $146.6 million, as of December 31, 2013, from $200.1 million, as of December 31, 2012. Our total deposits increased $138.3 million, or 7.6%, to $2.0 billion as of December 31, 2013. Our shareholders' equity increased $76.2 million to $293.9 million as of December 31, 2013, compared to $217.7 million as of December 31, 2012. This increase was primarily the result of net proceeds from the issuance of common stock of $66.0 million, coupled with $12.9 million in net income, partially offset by a decrease of $3.4 million in other comprehensive income (loss), which represents the increase in the unrealized loss on our investment portfolio.

Loans

The Bank's primary source of income is interest on loans. Our loan portfolio consists primarily of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial real estate properties. Our loan portfolio represents the highest yielding component of our earning asset base.

The following table presents the composition of our loan portfolio, by channel, as of the dates indicated:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Private banking channel loans	$989,302	$569,346	$435,882	$285,521	$237,516
Middle-market banking channel loans:
Commercial and industrial	677,493	739,041	752,047	643,942	560,061
Commercial real estate	733,257	552,388	453,699	477,532	486,168
Total middle-market banking channel loan	1,410,750	1,291,429	1,205,746	1,121,474	1,046,229
Total loans	$2,400,052	$1,860,775	$1,641,628	$1,406,995	$1,283,745

Total loans. Total loans increased by $539.3 million, or 29.0%, to $2.4 billion as of December 31, 2014, as compared to December 31, 2013. Our growth for the year ended December 31, 2014, was comprised of an increase in private banking loans of $420.0 million, or 73.8%, a decrease in commercial and industrial loans of $61.5 million, or 8.3%, and an increase in commercial real estate loans of $180.9 million, or 32.7%.

Total loans increased by $219.1 million, or 13.3%, to $1.9 billion as of December 31, 2013, as compared to December 31, 2012. Our growth for the year ended December 31, 2013, was comprised of an increase in private banking loans of $133.5 million, or 30.6%, a decrease in commercial and industrial loans of $13.0 million, or 1.7%, and an increase in commercial real estate loans of $98.7 million, or 21.8%.

Primary Loan Categories by Channel

Private Banking Channel Loans. Our private banking loans include personal and commercial loans sourced through our private banking channel, which operates on a national basis. These loans consist primarily of loans made to high-net-worth individuals and/or trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking channel loan portfolio.

As of December 31, 2014, private banking channel loans were approximately $989.3 million, or 41.2% of total loans, of which $803.5 million, or 81.2%, were secured by cash and marketable securities. This compared to the level, as of December 31, 2013, of $569.3 million, or 30.6% of total loans, of which $349.8 million, or 61.4%, were secured by cash and marketable securities. The growth in loans secured by cash and marketable securities is expected to increase as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile.

Loans sourced through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

	December 31,
(Dollars in thousands)	2014	2013	2012
Private banking channel loans:
Secured by real estate	$161,568	$186,297	$156,650
Secured by cash and marketable securities	803,453	349,766	237,117
Other	24,281	33,283	42,115
Total private banking channel loans	$989,302	$569,346	$435,882

Middle-Market Banking: Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory, equipment financing, acquisitions and recapitalizations. Cash flow from the borrower's operations is the primary source of repayment for these loans.

As of December 31, 2014, our commercial and industrial loans comprised $677.5 million, or 28.2% of total loans, compared to $739.0 million, or 39.7% of total loans, as of December 31, 2013.

Middle-Market Banking: Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The cash flow from income producing properties or the sale of property from construction and development loans are the primary sources of repayment for these loans.

Commercial real estate loans as of December 31, 2014, totaled $733.3 million, or 30.6% of total loans, as compared to $552.4 million, or 29.7%, as of December 31, 2013. As of December 31, 2014, $512.5 million of total commercial real estate loans had a floating rate and $220.8 million had a fixed rate, as compared to $363.3 million and $189.1 million, respectively, as of December 31, 2013.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	December 31, 2014
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$122,987	$526,648	$27,858	$677,493
Commercial real estate	119,853	426,908	186,496	733,257
Private banking	793,869	128,315	67,118	989,302
Total loans	$1,036,709	$1,081,871	$281,472	$2,400,052

Interest rate sensitivity:
Fixed interest rates	$62,083	$230,161	$120,188	$412,432
Floating or adjustable interest rates	974,626	851,710	161,284	1,987,620
Total loans	$1,036,709	$1,081,871	$281,472	$2,400,052

Large Credit Relationships

We originate and maintain large credit relationships with numerous customers in the ordinary course of our business. We have established an informal limit on loans that is significantly lower than our legal lending limit of approximately $43.7 million as of December 31, 2014. Our present informal lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made in the case of particularly strong credits and strong collateral support. As of December 31, 2014, our average commercial loan size was approximately $3.3 million and average private banking loan size was $574,000.

The following table summarizes the aggregate committed and outstanding balances of our larger credit relationships as of December 31, 2014 and December 31, 2013.

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Number of Relationships	Commitment (based on availability)	Outstanding Balance	Number of Relationships	Commitment (based on availability)	Outstanding Balance
Large credit relationships:
>$20 million to $30 million	1	$21,000	$21,000	—	$—	$—
>$15 million to $20 million	5	$86,780	$63,069	2	$35,400	$26,025
>$10 million to $15 million	31	$389,378	$298,820	22	$267,506	$206,422

Approximately $181.2 million and $47.0 million of commitments to large credit relationships were fully secured by cash and marketable securities as of December 31, 2014 and December 31, 2013, respectively.

Loan Pricing

We generally extend variable-rate loans on which the interest rate fluctuations are based upon a predetermined indicator, such as the LIBOR or United States prime rate. Our use of variable-rate loans is designed to mitigate our interest rate risk to the extent that the rates that we charge on our variable-rate loans will rise or fall in tandem with rates that we must pay to acquire deposits and vice versa. As of December 31, 2014, approximately 82.8% of our loans had variable rates of which approximately 12.4% also contained a minimum interest rate, or floor, which helps to preserve our interest rate spread.

Interest Reserve Loans

As of December 31, 2014, loans with interest reserves totaled $73.9 million, which represented 3.1% of total loans, as compared to $21.7 million, or 1.2%, as of December 31, 2013, due to the 32.7% growth in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

Under ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest or if a loan is designated as a troubled debt restructuring ("TDR"). Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.

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

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of our three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking loans. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on judgment as to the probable impact on each loan portfolio, and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality at least quarterly.

Loan participations follow the same underwriting and risk rating criteria and are individually risk-rated under the same process as loans we directly originated. Our ongoing credit review of participation loans also follows the same process we use for loans we originate directly. Management does not rely solely on information from the lead bank when considering the appropriate level of allowance for loan losses to be recorded on any of our participation loans.

The following table summarizes the allowance for loan losses, as of the dates indicated:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
General reserves	$14,690	$13,524	$13,440	$13,820	$14,906
Specific reserves	5,583	5,472	4,434	2,530	2,205
Total allowance for loan losses	$20,273	$18,996	$17,874	$16,350	$17,111
Allowance for loan losses to total loans	0.84%	1.02%	1.09%	1.16%	1.33%

As of December 31, 2014, we had specific reserves totaling $5.6 million, related to six commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $25.1 million. All of these loans were on non-accrual status as of December 31, 2014.

As of December 31, 2013, we had specific reserves totaling $5.5 million related to five commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $16.0 million. All of these loans were on non-accrual status as of December 31, 2013.

The following tables summarize allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	December 31, 2014			December 31, 2013			December 31, 2012
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$13,501	66.6%	28.2%	$11,881	62.5%	39.7%	$9,950	55.7%	45.8%
Commercial real estate	4,755	23.5%	30.6%	5,104	26.9%	29.7%	5,120	28.6%	27.6%
Private banking	2,017	9.9%	41.2%	2,011	10.6%	30.6%	2,804	15.7%	26.6%
Total allowance for loan losses	$20,273	100.0%	100.0%	$18,996	100.0%	100.0%	$17,874	100.0%	100.0%

	December 31, 2011			December 31, 2010
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$8,568	52.4%	45.8%	$7,777	45.4%	43.6%
Commercial real estate	6,439	39.4%	33.9%	8,189	47.9%	37.9%
Private banking	1,343	8.2%	20.3%	1,145	6.7%	18.5%
Total allowance for loan losses	$16,350	100.0%	100.0%	$17,111	100.0%	100.0%

Allowance for Loan Losses as of December 31, 2014 and 2013. Our allowance for loan losses increased to $20.3 million, or 0.84% of total loans, as of December 31, 2014, as compared to $19.0 million, or 1.02% of total loans, as of December 31, 2013. The increase in the total reserve was primarily attributable to the increases in general and specific reserves for the commercial and industrial loan portfolio and an increase in the general reserve for the private banking loan portfolio, offset by a decrease in the general reserve for the commercial real estate loan portfolio and a decrease in the specific reserve for the private banking loan portfolio.

Our allowance for loan losses related to commercial and industrial loans increased $1.6 million, to $13.5 million as of December 31, 2014, as compared to $11.9 million as of December 31, 2013. This increase was primarily attributable to an increase in the general reserve of $1.4 million related to the impact of charge-offs for the year ended December 31, 2014, and loans that were downgraded during the year, coupled with an increase of $3.0 million in specific reserves on four loans offset by a decrease of $2.8 million in specific reserves on four loans that were paid off or paid down. Our allowance for loan losses related to commercial real estate loans decreased $349,000, to $4.8 million as of December 31, 2014, as compared to $5.1 million as of December 31, 2013. This decrease to the commercial real estate general reserve was primarily attributable to the overall improved credit history of this portfolio partially offset by growth in this loan portfolio. Our allowance for loan losses related to private banking loans increased $6,000, to $2.0 million as of December 31, 2014, as compared to December 31, 2013, due to an increase in general reserves related to loan growth in this portfolio offset by a decrease in a specific reserve on a loan that was paid down.

Allowance for Loan Losses as of December 31, 2013 and 2012. Our allowance for loan losses increased to $19.0 million, or 1.02% of total loans, as of December 31, 2013, as compared to $17.9 million, or 1.09% of total loans, as of December 31, 2012. The increase in the total reserve was primarily attributable to an increase in specific reserves related to two commercial and industrial loans offset by a decrease in specific reserves related to the sale of one commercial real estate loan and continued strong credit results in the private banking loan portfolio.

Our allowance for loan losses related to commercial and industrial loans increased $1.9 million, to $11.9 million as of December 31, 2013, as compared to $10.0 million as of December 31, 2012. This increase was primarily attributable to an increase in related specific reserves on two loans. Our allowance for loan losses related to commercial real estate loans decreased $16,000, to $5.1 million as of December 31, 2013, as compared to December 31, 2012. This decrease was primarily attributable the decrease in specific reserves related to the sale of one commercial real estate loan offset by the growth in this loan portfolio. Our allowance for loan losses related to private banking loans decreased $793,000, to $2.0 million as of December 31, 2013, as compared to $2.8 million at December 31, 2012, as there were low charge-offs during the year ended December, 31, 2013, due to the overall high asset quality of this portfolio which are largely secured by cash and marketable securities.

Net Charge-Offs

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Beginning balance	$18,996	$17,874	$16,350	$17,111	$15,764
Charge-offs:
Commercial and industrial	(9,521)	(5,508)	(3,000)	(1,886)	—
Commercial real estate	—	(1,936)	(2,868)	(4,888)	(5,670)
Private banking	—	(13)	(999)	—	—
Total charge-offs	(9,521)	(7,457)	(6,867)	(6,774)	(5,670)
Recoveries:
Commercial and industrial	545	114	206	556	1,766
Commercial real estate	—	278	—	118	—
Private banking	94	—	—	—	—
Total recoveries	639	392	206	674	1,766
Net charge-offs	(8,882)	(7,065)	(6,661)	(6,100)	(3,904)
Provision for loan losses	10,159	8,187	8,185	5,339	5,251
Ending balance	$20,273	$18,996	$17,874	$16,350	$17,111

Net loan charge-offs to average total loans	0.41%	0.41%	0.43%	0.46%	0.31%
Provision for loan losses to average total loans	0.47%	0.47%	0.53%	0.40%	0.42%
Allowance for loan losses to net loan charge-offs	228.25%	268.87%	268.34%	268.03%	438.29%
Provision for loan losses to net loan charge-offs	114.38%	115.88%	122.88%	87.52%	134.50%

Net Charge-Offs for the Year Ended December 31, 2014. Our net loan charge-offs of $8.9 million, or 0.41% of average loans, for the year ended December 31, 2014, were comprised of charge-offs of $9.5 million on six commercial and industrial loans, partially offset by recoveries of $545,000 on three commercial and industrial loans and $94,000 on one private banking loan.

Net Charge-Offs for the Year Ended December 31, 2013. Our net loan charge-offs of $7.1 million, or 0.41% of average loans, for the year ended December 31, 2013, were comprised of charge-offs of $5.5 million on three commercial and industrial loans, $1.9 million on one commercial real estate loan, and $13,000 on one private banking loan, partially offset by recoveries of $114,000 on three commercial and industrial loans and $278,000 on three commercial real estate loans.

Net Charge-Offs for the Year Ended December 31, 2012. Our net loan charge-offs totaled $6.7 million, or 0.43% of average loans, for the year ended December 31, 2012, were comprised of charge-offs of $3.0 million on two commercial and industrial loans, $2.9 million on three commercial real estate loans, and $1.0 million on one private banking loan, partially offset by a recovery of $206,000 on one commercial and industrial loan.

For additional information on the changes in the allowance for loan losses by category for the years ended December 31, 2014, 2013 and 2012, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned ("OREO"). Non-performing loans consist of loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and including in-substance foreclosures. We initially record OREO at the lower of the related original loan balance or fair value, less estimated costs to sell the assets. We account for TDRs in accordance with ASC 310, Receivables.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of December 31, 2014, 2013 and 2012, and there was no interest income recognized on these loans for the years ended December 31, 2014, 2013 and 2012, while these loans were on non-accrual. As of December 31, 2014, non-performing loans were $30.2 million, or 1.26% of total loans, compared to $20.3 million, or 1.09% of total loans, and $22.5 million, or 1.37% of total loans, as of December 31, 2013 and 2012, respectively. We had specific reserves of $5.6 million, $5.5 million and $4.4 million as of December 31, 2014, 2013 and 2012, respectively on these non-performing loans. The net loan balance of our non-performing loans was 51.3%, 41.5% and 56.0% of the original loan balance after payments, charge-offs and specific reserves as of December 31, 2014, 2013 and 2012, respectively.

For additional information on our non-performing loans for December 31, 2014, 2013 and 2012, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $31.6 million, or 1.11% of total assets, as of December 31, 2014, as compared to $21.7 million, or 0.95% of total assets, as of December 31, 2013. The increase in non-performing assets was the result of $26.9 million in additions to non-performing assets and $17.0 million in reductions to non-performing assets in 2014. This increase was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2014, we had two OREO properties totaling $1.4 million, and no loans 90 days or more past due and still accruing interest.

We had non-performing assets of $21.7 million, or 0.95% of total assets, as of December 31, 2013, as compared to $22.8 million, or 1.10% of total assets, as of December 31, 2012. The decrease in non-performing assets was the result of $5.7 million in additions to non-performing assets and $6.8 million in reductions to non-performing assets in 2013. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2013, we had two OREO properties which totaled $1.4 million, and no loans 90 days or more past due and still accruing interest.

The following table summarizes our non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Non-performing loans:
Commercial and industrial	$24,665	$15,676	$14,732	$2,215	$—
Commercial real estate	3,498	3,498	6,804	13,900	15,222
Private banking	2,069	1,119	947	313	—
Total non-performing loans	$30,232	$20,293	$22,483	$16,428	$15,222
Other real estate owned	1,370	1,413	290	—	—
Total non-performing assets	$31,602	$21,706	$22,773	$16,428	$15,222

Non-performing troubled debt restructured loans (1)	$14,107	$13,021	$4,210	$12,335	$7,864
Performing troubled debt restructured loans	$528	$527	$253	$680	$—
Non-performing loans to total loans	1.26%	1.09%	1.37%	1.17%	1.19%
Allowance for loan losses to non-performing loans	67.06%	93.61%	79.50%	99.53%	112.41%
Non-performing assets to total assets	1.11%	0.95%	1.10%	0.90%	0.92%

(1)	Included in total non-performing loans.

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

For additional information on the age analysis of past due loans segregated by class of loan for December 31, 2014 and 2013, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for December 31, 2014 and 2013, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

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

As of December 31, 2014 and December 31, 2013, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

We perform a quarterly review of our investment securities to identify those that may indicate other-than-temporary impairment ("OTTI"). Our policy for OTTI is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the investment security's ability to recover any decline in its estimated fair value and whether we intend to sell the investment security or if it is more likely than not that we will be required to sell the investment security prior to its recovery. If the financial markets experience deterioration, charges to income could occur in future periods.

Our available-for-sale securities portfolio consists primarily of U.S. government agency obligations, mortgage-backed securities, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, corporate bonds and agency obligations while our trading portfolio, when active, consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of December 31, 2014, was approximately 1.8, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $166.6 million in investment securities available-for-sale as of December 31, 2014, a decrease of $36.0 million, or 17.8%, from December 31, 2013. This decrease was attributable to the sale of certain medium-term, fixed-rate corporate bonds offset partially by purchases of certain floating-rate corporate bonds; short-term, AAA rated, commercial mortgage-backed securities; medium-term, callable agency debentures; and certain equity securities during the year ended December 31, 2014. The combined effect of this activity effectively reduced the duration of the investment securities portfolio.

On a fair value basis, 74.6% of our available-for-sale investment securities as of December 31, 2014, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2013, floating-rate securities comprised 53.2% of our available-for-sale investment securities.

On a fair value basis, 59.1% of our available-for-sale investment securities as of December 31, 2014, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities, and certain equity securities. As of December 31, 2013, agency securities comprised 60.7% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $39.6 million and $25.3 million in investment securities held-to-maturity as of December 31, 2014 and December 31, 2013, respectively. The balance of held-to-maturity securities as of December 31, 2014, was comprised of fixed-rate municipal bonds, fixed-rate corporate bonds and fixed-rate callable agency debentures. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of December 31, 2014.

Trading Investment Securities. We held no investment securities trading as of December 31, 2014 and December 31, 2013. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$54,206	$417	$720	$53,903
Municipal bonds	19,858	286	26	20,118
Non-agency mortgage-backed securities	7,748	574	—	8,322
Agency collateralized mortgage obligations	54,432	1,436	—	55,868
Agency mortgage-backed securities	52,342	634	—	52,976
Total investment securities available-for-sale	$188,586	$3,347	$746	$191,187

The change in the fair values of our municipal bonds and fixed-rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, trust preferred securities and non-agency mortgage-backed securities and certain equity securities, management evaluates the underlying issuer's financial performance and related credit rating information through a review of publicly available financial statements. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$31,668	1.15%	$—	—%	$—	—%	$31,668	1.15%
Trust preferred securities	—	—%	—	—%	—	—%	16,801	2.05%	16,801	2.05%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	11,585	0.85%	11,585	0.85%
Agency collateralized mortgage obligations	—	—%	—	—%	1,846	0.66%	55,017	0.59%	56,863	0.59%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	32,880	1.54%	32,880	1.54%
Agency debentures	—	—%	3,999	1.35%	4,738	1.78%	—	—%	8,737	1.58%
Total investment securities available-for-sale	—		35,667		6,584		116,283		158,534
Weighted average yield		—%		1.17%		1.46%		1.10%		1.13%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,292	6.38%	9,495	5.34%	—	—%	14,787	5.70%
Agency debentures	—	—%	—	—%	5,001	2.95%	—	—%	5,001	2.95%
Municipal bonds	—	—%	3,218	1.95%	11,165	2.55%	5,942	3.00%	20,325	2.59%
Total investment securities held-to-maturity	—		8,510		25,661		5,942		40,113
Weighted average yield		—%		4.64%		3.66%		3.00%		3.77%
Total debt securities	$—		$44,177		$32,245		$122,225		$198,647
Weighted average yield		—%		1.82%		3.21%		1.19%		1.66%

The table above excludes equity securities because they have an indefinite maturity. For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets, and we source deposits through multiple channels. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. These sources primarily include deposits from high-net-worth individuals, family offices, trust companies, wealth management firms, middle-market businesses and their executives, and other financial institutions. We compete for deposits by offering a range of products and services to our customers, at competitive rates. We believe that our deposit base is stable, diversified and provides a low all-in cost. We further believe we have the ability to attract new deposits that will contribute funding our projected loan growth.

As of December 31, 2014, we consider more than 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

The table below depicts average balances of our deposit portfolio broken out by major deposit category, for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$68,114	0.34%	$5,617	0.07%	$3,714	0.08%
Money market deposit accounts	1,096,347	0.39%	931,720	0.40%	685,030	0.59%
Time deposits (excluding CDARS®)	469,120	0.85%	469,925	0.98%	470,219	1.27%
CDARS® time deposits	411,393	0.53%	366,663	0.71%	377,571	0.95%
Total average interest-bearing deposits	2,044,974	0.52%	1,773,925	0.62%	1,536,534	0.89%
Noninterest-bearing deposits	133,733	—	95,462	—	191,352	—
Total average deposits	$2,178,707	0.49%	$1,869,387	0.59%	$1,727,886	0.79%

Average Deposits for the Years Ended December 31, 2014 and 2013. For the year ended December 31, 2014, our average total deposits were $2.2 billion, representing an increase of $309.3 million, or 16.5%, from the same period in 2013. The deposit growth was primarily driven by increases in money market deposit accounts, interest-bearing checking accounts, CDARS® time deposits and noninterest-bearing deposits. Our average cost of interest-bearing deposits of 0.52%, for the year ended December 31, 2014, decreased from 0.62%, for the same period in 2013, as a result of lower rates paid on deposits across the three largest deposit categories. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 53.6% of total average interest-bearing deposits, for the year ended December 31, 2014, from 52.5% for the same period in 2013. Average time deposits and average CDARS® time deposits decreased to 22.9% and 20.1%, respectively, of total average interest-bearing deposits for the year ended December 31, 2014, compared to 26.5% and 20.7%, respectively, for the same period in 2013. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. The increase of $38.3 million or 40.1% in average noninterest-bearing deposits, from $95.5 million for the year ended December 31, 2013, to $133.7 million, for the same period in 2014, which drove the average cost of deposits down to 0.49% for the year ended December 31, 2014, from 0.59% for the year ended December 31, 2013.

Average Deposits for the Years Ended December 31, 2013 and 2012. For the year ended December 31, 2013, our average total deposits were $1.9 billion, representing an increase of $141.5 million, or 8.2%, from the same period in 2012. The deposit growth was primarily driven by an increase in money market deposit accounts partially offset by decreases in CDARS® time deposits and noninterest-bearing deposits. Our average cost of interest-bearing deposits of 0.62%, for the year ended December 31, 2013, decreased from 0.89%, for the same period in 2012, as a result of lower rates paid on deposits across all categories. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 52.5% of total average interest-bearing deposits, for the year ended December 31, 2013, from 44.6% for the same period in 2012. Average time deposits and average CDARS® time deposits decreased to 26.5% and 20.7%, respectively, of total average interest-bearing deposits for the year ended December 31, 2013, compared to 30.6% and 24.6%, respectively, for the same period in 2012. The increase in our deposit mix comprised of lower rate deposits is the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. The decrease of $95.9 million or 50.1% in average noninterest-bearing deposits, from $191.4 million for the year ended December 31, 2012, to $95.5 million, for the same period in 2013, is primarily the result of the December 31, 2012, expiration of the unlimited insurance coverage for noninterest-bearing transaction accounts that was provided under the Dodd-Frank Act. In connection with the expiration of this program, a majority of our deposits that had benefited from the additional insurance were moved into the Promontory ICS® reciprocal program, which continued to provide these customers with unlimited insurance.

Certificates of Deposits and Other Time Deposits

Maturities of certificates of deposits and other time deposits of $100,000 or more outstanding are summarized below, as of the date indicated.

December 31,
(Dollars in thousands)	2014
Months to maturity:
Three months or less	$287,115
Over three to six months	181,658
Over six to 12 months	191,460
Over 12 months	104,312
Total	$764,545

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

The following table presents certain information with respect to our borrowings, as of December 31, 2014 and December 31, 2013.

	December 31, 2014					December 31, 2013
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term
Short-term FHLB borrowings	$30,000	0.27%	$60,000	$11,959	1-9 days	$—	—%	$—	$—
Long-term FHLB borrowings:
Issued 9/25/2012	—	0.42%	20,000	14,630	2 years	20,000	0.42%	20,000	20,000	2 years
Issued 4/7/2014	25,000	0.34%	25,000	18,425	12 months	—	—%	—	—
Issued 4/7/2014	25,000	0.38%	25,000	18,425	14 months	—	—%	—	—
Issued 4/7/2014	25,000	0.44%	25,000	18,425	17 months	—	—%	—	—
Issued 5/5/2014	25,000	0.33%	25,000	16,506	9 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	20,041	5 years	—	—%	—	—
Total borrowings	$165,000	1.49%	$215,000	$118,411		$20,000	0.42%	$20,000	$20,000

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed-rate of 5.75%. The proceeds qualify as Tier 2 capital for the holding company, under federal regulatory capital rules. The proceeds will help fund continued growth and ensure that the Company and its Bank subsidiary maintain their adequate and well capitalized positions, respectively, and may be used to invest in the Bank and Chartwell, and for other general corporate purposes.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of December 31, 2014, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of December 31, 2014, our primary liquidity needs at the parent company level were the estimated earnout consideration related to the Chartwell acquisition of $17.2 million to be paid in 2015, of which up to 60 percent of the earnout may be paid in common stock of the Company at its option, and the semi-annual interest payments on the subordinated notes payable. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the year ended December 31, 2014, the only material parent company obligation was approximately $45.0 million related to the

Chartwell acquisition. For the year ended December 31, 2013, there were no material parent company obligations. We believe that our cash on hand at the parent company level, which was $19.2 million, as of December 31, 2014, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of December 31, 2014.

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

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position, including a liquidity gap, which measures potential sources and uses of funds over future periods. Policy guidelines have been established for a variety of liquidity-related performance metrics, such as net loans to deposits, brokered funding composition, cash to total loans and duration of time deposits, among others, all of which are utilized in measuring and managing our liquidity position. The ALCO also performs contingency funding and capital stress analyses at least semi-annually to determine our ability to meet potential liquidity and capital needs under various stress scenarios.

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 82.1%, 85.6% and 88.0% as of December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had available liquidity of $599.8 million, or 21.1% of total assets. These sources were comprised of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $235.6 million, or 8.3% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $364.2 million, or 12.8% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

	December 31,
(Dollars in thousands)	2014	2013	2012
Available cash	$77,215	$136,540	$165,036
Unpledged investment securities available-for-sale	158,361	175,294	153,138
Net borrowing capacity	364,205	389,575	225,123
Total liquidity	$599,781	$701,409	$543,297

For the year ended December 31, 2014, we generated $28.3 million in cash from operating activities, compared to $32.6 million for the same period in 2013. This decrease was primarily the result of a cash refund for an overpayment of FDIC insurance during the year ended December 31, 2013, offset partially by increased cash generated from net income for the year ended December 31, 2014.

Investing activities resulted in a net cash outflow of $581.9 million, for the year ended December 31, 2014, as compared to a net cash outflow of $290.5 million for the same period in 2013. The outflows for the year ended December 31, 2014, were primarily due to the Chartwell acquisition net of cash totaling $42.9 million, the purchase of $219.5 million in loans, net loan growth of $348.1 million and $52.8 million for the purchase of investment securities available-for-sale, partially offset by proceeds from the sale of investment securities available-for-sale totaling $69.6 million and principal repayments and maturities of investments securities available-for-sale of $31.2 million. The outflows for the year ended December 31, 2013, included $188.0 million in net loan growth, the purchase of $41.1 million in loans and the purchase of investment securities available-for-sale of $155.0 million partially offset by proceeds from the sale of investment securities available-for-sale totaling $68.2 million and principal repayments and maturities of investments securities available-for-sale of $48.3 million.

Financing activities resulted in a net inflow of $512.7 million for the year ended December 31, 2014, compared to a net inflow of $204.4 million for the same period in 2013, primarily as a result of FHLB advances of $110.0 million, net proceeds from subordinated notes payable of $34.0 million, and the net growth in deposits of $375.2 million for the year ended December 31, 2014, compared to net growth of $138.3 million in deposits and the net proceeds from the issuance of common stock of $66.0 million for the year ended December 31, 2013.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including those being established under the Dodd-Frank Act, as government regulators continue the final rule-making process.

Capital Resources

The access to, and cost of, funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

Shareholders' Equity. Shareholders' equity increased to $305.4 million as of December 31, 2014, compared to $293.9 million as of December 31, 2013. The $11.4 million increase during the year ended December 31, 2014, was attributable to net income of $15.9 million, the impact of $896,000 in stock-based compensation and $250,000 stock options exercised, an increase of $1.1 million in accumulated other comprehensive income (loss), partially offset by the repurchase of $6.7 million in treasury stock.

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

Regulatory Capital. As of December 31, 2014 and 2013, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as “well capitalized” for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain categorized as “well capitalized” under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

During the year ended December 31, 2014, the Company contributed $27.0 million of capital to the Bank subsidiary. There was no capital contributed to the Bank subsidiary during the year ended December 31, 2013.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	$175,700	8.00%	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	$87,850	4.00%	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	$180,138	8.00%	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$234,370	11.88%	$157,875	8.00%	N/A	N/A
Bank	$233,723	11.84%	$157,875	8.00%	$197,344	10.00%
Tier 1 risk-based capital ratio
Company	$216,053	10.95%	$78,937	4.00%	N/A	N/A
Bank	$215,406	10.92%	$78,937	4.00%	$118,406	6.00%
Tier 1 leverage ratio
Company	$216,053	10.35%	$167,070	8.00%	N/A	N/A
Bank	$215,406	10.31%	$167,070	8.00%	$167,070	8.00%

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. When phased in, Basel III will replace the existing regulatory capital rules for the Company and the Bank, which began phasing in on January 1, 2015. The Basel III final rules required new minimum capital ratio standards, established a new common equity to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings. Based on our calculations, we expect that TriState Capital Holdings, Inc. and TriState Capital Bank will meet all minimum capital requirements when effective and that we and the Bank would continue to meet all capital requirements as fully phased in without material adverse effects on our business.

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	December 31, 2014
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,498,206	$—	$—	$—	$1,498,206
Certificates and other time deposits	722,752	115,995	—	—	838,747
Borrowings	130,000	—	35,000	—	165,000
Interest payments on time deposits and borrowings	4,764	4,318	4,025	—	13,107
Operating leases	2,097	3,524	3,123	2,427	11,171
Earnout liability related to Chartwell acquisition (1)	17,236	—	—	—	17,236
Total contractual obligations	$2,375,055	$123,837	$42,148	$2,427	$2,543,467

(1)	Up to 60 percent of the earnout may be paid in common stock of the Company at its option.

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

We minimize our exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot be reasonably predicted because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. There is no guarantee that the lines of credit will be used. The following table is a summary of the total notional amount of unused loan commitments and standby letters of credit outstanding as of the date indicated.

	December 31, 2014
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments (based on availability)	$571,057	$170,882	$126,705	$15,502	$884,146
Standby letters of credit	26,554	28,017	34,587	107	89,265
Total off-balance sheet arrangements	$597,611	$198,899	$161,292	$15,609	$973,411

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

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$10,185	15.18%	-20.00%	$10,667	16.70%
+200	$6,529	9.73%	-15.00%	$6,582	10.31%
+100	$2,833	4.22%	-10.00%	$2,813	4.40%
–100	$2,986	4.45%	-10.00%	$2,473	3.87%

Economic value of equity:
+300	$(19,523)	(6.48)%	+/-30.00%	$(29,148)	(9.40)%
+200	$(13,107)	(4.35)%	+/-20.00%	$(20,260)	(6.53)%
+100	$(6,926)	(2.30)%	+/-10.00%	$(10,795)	(3.48)%
–100	$4,766	1.58%	+/-10.00%	$6,887	2.22%

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

	Interest Rate Sensitivity Period
	December 31, 2014
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$99,551	$—	$—	$—	$—	$—	$—	$99,551
Federal funds sold	5,748	—	—	—	—	—	—	5,748
Total investment securities	121,072	11,210	11,788	17,310	19,822	25,056	(95)	206,163
Total loans	1,957,202	27,446	59,075	194,758	127,990	4,281	29,300	2,400,052
Other assets	—	—	—	—	—	—	135,343	135,343
Total assets	$2,183,573	$38,656	$70,863	$212,068	$147,812	$29,337	$164,548	$2,846,857

Liabilities:
Transaction accounts	$1,320,600	$—	$—	$—	$—	$—	$177,606	$1,498,206
Certificates of deposit	307,584	201,488	213,680	115,995	—	—	—	838,747
Borrowings	55,000	50,000	25,000	—	35,000	—	—	165,000
Other liabilities	—	—	—	—	—	—	39,514	39,514
Total liabilities	1,683,184	251,488	238,680	115,995	35,000	—	217,120	2,541,467

Equity	—	—	—	—	—	—	305,390	305,390
Total liabilities and equity	$1,683,184	$251,488	$238,680	$115,995	$35,000	$—	$522,510	$2,846,857

Interest rate sensitivity gap	$500,389	$(212,832)	$(167,817)	$96,073	$112,812	$29,337	$(357,962)
Cumulative interest rate sensitivity gap	$500,389	$287,557	$119,740	$215,813	$328,625	$357,962
Cumulative interest rate sensitive assets to rate sensitive liabilities	129.7%	114.9%	105.5%	109.4%	114.1%	115.4%	112.0%
Cumulative gap to total assets	17.6%	10.1%	4.2%	7.6%	11.5%	12.6%
The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 105.5% as of December 31, 2014, as compared to 104.3% as of December 31, 2013.

Various loans across our portfolio have floating-rate index floors. As of December 31, 2014, there was $123.6 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $87.2 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $36.4 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

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

Our most significant accounting policies are presented in Part II, Item 8, Note 1, Summary of Significant Accounting Policies, in this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how those values are determined.

Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views the following accounting policies and estimates as critical accounting policies: investment securities, allowance for loan losses, goodwill and other intangible assets, income taxes, and fair value measurement.

Investment Securities. The Company’s investments are classified as either: (1) held-to-maturity – debt securities that the Company intends to hold until maturity and are reported at amortized cost; (2) trading securities – debt and certain equity securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings; or (3) available-for-sale – debt and certain equity securities not classified as either held-to-maturity or trading securities and reported at fair value, with changes in fair value reported as a component of accumulated other comprehensive income (loss).

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the debt security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statement of comprehensive income as well as the shareholders’ equity section of the consolidated statement of financial condition, on an after-tax basis.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of December 31, 2014 and 2013. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix, and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine (9) risk factors and each risk factor is assigned a reserve level, based on management's judgment as to the probable impact of each risk factor on each loan portfolio. The impact of each risk factor is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Other intangible assets that have finite lives, such as trade name, client relationships and non-compete agreements are amortized over their estimated useful lives and subject to periodic impairment testing. Other intangible assets are amortized on a straight-line basis over their estimated useful lives which range from four to twenty years. Goodwill and other intangible assets are subject to impairment testing at the reporting unit level, which is conducted at least annually.

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

Recent Accounting Pronouncements and Developments

Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, discusses new accounting pronouncements that we adopted and the expected impact of accounting pronouncements recently issued or proposed, but not yet required to be adopted.

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

We have audited the accompanying consolidated statements of financial condition of TriState Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriState Capital Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 23, 2015

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2014	December 31, 2013
ASSETS

Cash	$411	$947
Interest-earning deposits with other institutions	99,551	139,799
Federal funds sold	5,748	5,812
Cash and cash equivalents	105,710	146,558
Investment securities available-for-sale, at fair value (cost: $167,232 and $204,907, respectively)	166,572	202,581
Investment securities held-to-maturity, at cost (fair value: $40,113 and $24,457, respectively)	39,591	25,263
Total investment securities	206,163	227,844
Loans held-for-investment	2,400,052	1,860,775
Allowance for loan losses	(20,273)	(18,996)
Loans receivable, net	2,379,779	1,841,779
Accrued interest receivable	6,279	6,180
Investment management fees receivable	6,818	—
Federal Home Loan Bank stock	5,730	2,336
Goodwill and other intangibles, net	52,374	—
Office properties and equipment, net	4,128	4,275
Bank owned life insurance	53,323	41,882
Deferred tax asset, net	11,874	10,595
Prepaid expenses and other assets	14,679	9,060
Total assets	$2,846,857	$2,290,509

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,336,953	$1,961,705
Borrowings	165,000	20,000
Accrued interest payable on deposits and borrowings	1,735	521
Accrued earnout liability related to Chartwell acquisition	17,236	—
Other accrued expenses and other liabilities	20,543	14,338
Total liabilities	2,541,467	1,996,564

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000, Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 28,739,779 and 28,690,279, respectively; Shares outstanding - 28,060,888 and 28,690,279, respectively	280,895	280,531
Additional paid-in capital	9,253	8,471
Retained earnings	22,615	6,687
Accumulated other comprehensive income (loss), net	(627)	(1,744)
Treasury stock (678,891 and 0 shares, respectively)	(6,746)	—
Total shareholders’ equity	305,390	293,945
Total liabilities and shareholders’ equity	$2,846,857	$2,290,509

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012

Interest income:
Loans	$74,237	$68,602	$67,268
Investments	3,147	3,683	3,174
Interest-earning deposits	529	566	592
Total interest income	77,913	72,851	71,034
Interest expense:
Deposits	10,611	10,981	13,651
Borrowings	1,640	86	23
Total interest expense	12,251	11,067	13,674
Net interest income	65,662	61,784	57,360
Provision for loan losses	10,159	8,187	8,185
Net interest income after provision for loan losses	55,503	53,597	49,175
Non-interest income:
Investment management fees	25,062	—	—
Service charges	604	482	433
Net gain on the sale of investment securities available-for-sale	1,428	797	1,114
Swap fees	1,178	1,056	903
Commitment and other fees	2,045	2,060	2,716
Unrealized gain (loss) on swaps	(420)	210	(15)
Bank owned life insurance income	1,441	996	512
Other income	383	197	536
Total non-interest income	31,721	5,798	6,199
Non-interest expense:
Compensation and employee benefits	41,048	24,556	24,106
Premises and occupancy costs	3,931	3,190	2,826
Professional fees	3,431	4,098	3,025
FDIC insurance expense	1,928	1,463	1,397
General bank insurance expense	1,165	840	480
State capital shares tax	1,043	1,124	806
Travel and entertainment expense	2,404	1,551	1,231
Data processing expense	922	793	843
Charitable contributions	1,151	855	856
Intangible amortization expense	1,299	—	—
Earnout expense related to Chartwell acquisition	1,614	—	—
Other operating expenses	4,391	2,345	2,295
Total non-interest expense	64,327	40,815	37,865
Income before tax	22,897	18,580	17,509
Income tax expense	6,969	5,713	6,837
Net income	$15,928	$12,867	$10,672
Preferred stock dividends and discount amortization on Series A and B	—	—	1,525
Net income available to common shareholders	$15,928	$12,867	$9,147

Earnings per common share:
Basic	$0.56	$0.49	$0.47
Diluted	$0.55	$0.48	$0.47

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012

Net income	$15,928	$12,867	$10,672

Other comprehensive income (loss):

Increase (decrease) in unrealized holding gains (losses) net of tax of ($1,121), $1,616 and ($929), respectively	2,034	(2,903)	1,649

Reclassification adjustment for gains included in net income, net of tax of $511, $285 and $398, respectively	(917)	(512)	(716)

Other comprehensive income (loss)	1,117	(3,415)	933

Total comprehensive income	$17,045	$9,452	$11,605

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A and B)	Preferred Stock (Series C)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2011	$23,708	$—	$168,351	$6,982	$(15,327)	$738	$—	$184,452
Net income	—	—	—	—	10,672	—	—	10,672
Other comprehensive income (loss)	—	—	—	—	—	933	—	933
Issuance of preferred stock (net of offering costs of $3,989)	—	46,011	—	—	—	—	—	46,011
Retirement of preferred stock	(24,150)	—	—	—	—	—	—	(24,150)
Preferred stock dividend	—	—	—	—	(1,083)	—	—	(1,083)
Amortization of discount on preferred stock, series A	592	—	—	—	(592)	—	—	—
Accretion of premium on preferred stock, series B	(150)	—	—	—	150	—	—	—
Stock-based compensation	—	—	—	889	—	—	—	889
Balance, December 31, 2012	$—	$46,011	$168,351	$7,871	$(6,180)	$1,671	$—	$217,724
Net income	—	—	—	—	12,867	—	—	12,867
Other comprehensive income (loss)	—	—	—	—	—	(3,415)	—	(3,415)
Issuance of common stock (net of offering costs and discounts of $7,093)	—	—	65,990	—	—	—	—	65,990
Conversion of preferred stock to common stock	—	(46,011)	46,011	—	—	—	—	—
Exercise of stock options	—	—	179	(54)	—	—	—	125
Stock-based compensation	—	—	—	654	—	—	—	654
Balance, December 31, 2013	$—	$—	$280,531	$8,471	$6,687	$(1,744)	$—	$293,945
Net income	—	—	—	—	15,928	—	—	15,928
Other comprehensive income (loss)	—	—	—	—	—	1,117	—	1,117
Exercise of stock options	—	—	364	(114)	—	—	—	250
Purchase of treasury stock	—	—	—	—	—	—	(6,746)	(6,746)
Stock-based compensation	—	—	—	896	—	—	—	896
Balance, December 31, 2014	$—	$—	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$15,928	$12,867	$10,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	2,506	1,058	878
Amortization of deferred financing costs	118	—	—
Provision for loan losses	10,159	8,187	8,185
Net decrease in prepaid FDIC insurance expense	—	7,843	1,284
Stock-based compensation expense	896	654	889
Net gain on the sale of investment securities available-for-sale	(1,428)	(797)	(1,114)
Income from investment securities trading	—	(120)	(507)
Purchase of investment securities trading	—	(77,244)	(108,957)
Proceeds from the sale of investment securities trading	—	77,378	109,466
Net amortization of premiums and discounts	1,337	2,186	2,205
Increase in investment management fees receivable	(1,514)	—	—
Increase in accrued interest receivable	(99)	(840)	(538)
Increase (decrease) in accrued interest payable	1,214	(288)	(541)
Bank owned life insurance income	(1,441)	(996)	(512)
Increase in accrued earnout related to Chartwell acquisition	1,614	—	—
Increase (decrease) in income taxes payable	(160)	54	(966)
Increase in prepaid income taxes	(2,514)	—	—
Deferred tax benefit	(1,076)	(1,853)	(793)
Increase (decrease) in accounts payable and other accrued expenses	2,149	6,167	(140)
Other, net	659	(1,704)	(1,214)
Net cash provided by operating activities	28,348	32,552	18,297
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(52,799)	(154,951)	(68,190)
Purchase of investment securities held-to-maturity	(24,454)	(5,000)	—
Proceeds from the sale of investment securities available-for-sale	69,555	68,230	19,748
Principal repayments and maturities of investment securities available-for-sale	31,198	48,345	21,018
Purchase of bank owned life insurance	(10,000)	(20,000)	(10,000)
Net redemption (purchase) of Federal Home Loan Bank stock	(3,394)	90	(846)
Net increase in loans held-for-investment	(348,057)	(187,991)	(245,521)
Purchase of loans held-for-investment	(219,547)	(41,146)	—
Proceeds from loan sales	19,445	2,925	4,228
Additions to office properties and equipment	(971)	(1,017)	(1,149)
Acquisition, net of acquired cash	(42,912)	—	—
Net cash used in investing activities	(581,936)	(290,515)	(280,712)
Cash Flows from Financing Activities:
Net increase in deposit accounts	375,248	138,326	186,253
Net increase in Federal Home Loan Bank advances	110,000	—	20,000
Net proceeds from issuance of subordinated notes payable	33,988	—	—
Net proceeds from issuance of preferred stock	—	—	46,011
Net proceeds from issuance of common stock	—	65,990	—
Net proceeds from exercise of stock options	250	125	—
Purchase of treasury stock	(6,746)	—	—
Retirement of preferred stock	—	—	(24,150)
Dividends paid on preferred stock	—	—	(1,083)
Net cash provided by financing activities	512,740	204,441	227,031
Net change in cash and cash equivalents during the period	(40,848)	(53,522)	(35,384)
Cash and cash equivalents at beginning of the period	146,558	200,080	235,464
Cash and cash equivalents at end of the period	$105,710	$146,558	$200,080

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$10,918	$11,355	$14,215
Income taxes	$10,722	$7,504	$8,065
Acquisition of non-cash assets and liabilities:
Assets acquired	$6,351	$—	$—
Liabilities assumed	$1,647	$—	$—
Other non-cash activity:
Loan foreclosures and repossessions	$—	$1,122	$949
Sale of other real estate owned financed by the Company	$—	$—	$750
Contingent consideration	$17,236	$—	$—
Transfer of investment securities available-for-sale to held-to-maturity	$—	$20,335	$—
Conversion of preferred stock to common stock	$—	$46,011	$—

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. ("we", "us", "our" or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly-owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank; Chartwell Investment Partners, Inc. ("Chartwell"), a registered investment advisor; and Chartwell TSC Securities Corp. ("CTSC Securities"), which is applying to be registered as a broker/dealer with the Securities and Exchange Commission ("SEC") and Financial Industry Regulatory Authority ("FINRA"). Chartwell Investment Partners, Inc. was established through the acquisition of substantially all the assets of Chartwell Investment Partners, LP, which was effective March 5, 2014.

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients. CTSC Securities was capitalized in May 2014, to be registered with a primary business of providing distribution and marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell and private funds advised and/or administered by Chartwell.

Regulatory approval was received and the Bank commenced operations on January 22, 2007. The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve. Chartwell is a registered investment advisor regulated by the SEC. CTSC Securities, once registered, will be a broker/dealer regulated by the SEC and FINRA.

The Bank conducts business through its main office located in Pittsburgh, Pennsylvania, as well as its four additional representative offices in Cleveland, Ohio; Philadelphia, Pennsylvania; Princeton, New Jersey; and New York, New York. Chartwell conducts business through its office located in Berwyn, Pennsylvania, and CTSC Securities will conduct business through its office located in Pittsburgh, Pennsylvania.

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

The material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, and deferred income taxes and its related recoverability, which are discussed later in this section.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the debt security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statement of comprehensive income as well as the shareholders’ equity section of the consolidated statement of financial condition, on an after-tax basis.

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

The Company considers a loan to be a Troubled Debt Restructuring (“TDR”) when there is a concession made to a financially troubled borrower without adequate consideration provided to the Company. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed in non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to modified terms will be achieved, as well as the borrower’s historical payment performance. A loan is designated and reported as TDR until such loan is either paid-off or sold, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of December 31, 2014 and 2013. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix, and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine (9) risk factors and each risk factor is assigned a reserve level, based on management's judgment as to the probable impact of each risk factor on each loan portfolio. The impact of each risk factor is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the year ended December 31, 2014, and there was no allowance for uncollectible accounts recorded as of December 31, 2014.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company's intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company's holdings in the FHLB stock are ultimately recoverable at par value, as of December 31, 2014. Cash and stock dividends are reported as non-interest income, in the consolidated statements of income.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Other intangible assets that have finite lives, such as trade name, client relationships and non-compete agreements are amortized over their estimated useful lives and subject to periodic impairment testing. Other intangible assets are amortized on a straight-line basis over their estimated useful lives which range from four to twenty years. Goodwill and other intangible assets are subject to impairment testing at the reporting unit level, which is conducted at least annually.

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

The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. As a result, compensation cost for all share-based payments is based on the grant-date fair value estimated in accordance with ASC 718. The value of the portion of the award that is ultimately expected to vest is included in stock-based employee compensation cost in the consolidated statement of income and recorded as a component of additional paid-in capital, for equity-based awards. Compensation expense for awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the entire grant.

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

TREASURY STOCK
The repurchase of the Company's common stock is recorded at cost. At the time of reissuance, the treasury stock account is reduced using the average cost method. Gains and losses on the reissuance of common stock are recorded in additional paid-in capital, to the extent additional paid-in capital from previous treasury share transactions exists. Any deficiency is charged to retained earnings.

RECENT ACCOUNTING DEVELOPMENTS
In November 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-17, "Business Combinations (Topic 805): Pushdown Accounting," which provides an acquired entity an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This update is effective for public business entities and for entities other than public business entities on November 18, 2014. The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)," which will require an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting the amendments should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendment is effective. Retrospective application is permitted to all relevant prior periods. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2014-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." This ASU describes how an entity’s management should assess whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management should consider both quantitative and qualitative factors in making its assessment. If after considering management’s plans, substantial doubt about an entity’s going concern is alleviated, an entity shall disclose information in the footnotes that enables the users of the financial statements to understand the events that raised the going concern and how management’s plan alleviated this concern. If after considering management’s plans, substantial doubt about an entity’s going concern is not alleviated, the entity shall disclose in the footnotes indicating that a substantial doubt about the entity’s going concern exists within one year of the date of the issued financial statements. Additionally, the entity shall disclose the events that led to this going concern and management’s plans to mitigate them. The new standard applies to all entities for the first annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, "Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure." This ASU will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. This update is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The adoption of ASU 2014-14 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, "Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." This ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and December 15, 2015, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of ASU 2014-04 did not have a material impact on the Company’s consolidated financial statements.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] BUSINESS COMBINATIONS

On March 5, 2014, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, Inc., completed the acquisition of substantially all of the assets of Chartwell Investment Partners, LP (the "Chartwell acquisition"), an investment management firm with over 150 institutional clients and approximately $7.5 billion in assets under management. Under the terms of the Asset Purchase Agreement substantially all of the assets of Chartwell Investment Partners, LP were acquired for a purchase price consisting of approximately $45 million paid in cash at closing and an estimated earnout arrangement at closing of approximately $15 million to be determined based on the growth in EBITDA (earnings before interest, taxes, depreciation and amortization) of Chartwell in 2014. The earnout will be calculated based on a multiple of six times the increase in Chartwell's annual EBITDA for the year ended December 31, 2014. Based upon the 2014 results for Chartwell a $1.6 million increase to the earnout was accrued and expensed in the fourth quarter of 2014. Up to 60 percent of the earnout may be paid in common stock of the Company at its option. The foregoing summary of the Asset Purchase Agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement, which was included as Exhibit 2.1 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, the terms of which Agreement are incorporated herein by reference.

The following table summarizes total consideration paid, assets acquired and liabilities assumed for the Chartwell acquisition at closing:

(Dollars in thousands)	Chartwell
Consideration paid:
Cash	$44,223
Estimated earnout, at closing	15,465
Fair value of total consideration, at closing	$59,688

Fair value of assets acquired:
Cash and cash equivalents	$1,311
Investment management fees receivable	5,304
Office properties and equipment	90
Deferred tax asset	813
Other assets	144
Total assets acquired	7,662
Fair value of liabilities assumed:
Other liabilities	1,647
Total liabilities assumed	1,647
Fair value net identifiable assets acquired	6,015
Long-lived amortizable intangible assets acquired	19,510
Goodwill	34,163
Total net assets purchased	$59,688

In April 2014, the Company and Chartwell Investment Partners, LP settled one of the three escrow reserves resulting in a $777,000 reduction to the purchase price and a corresponding reduction to goodwill.

The fair value of total consideration at December 31, 2014, was $61.5 million, including the increase in the earnout as discussed above.

In connection with the Chartwell acquisition, total acquisition-related transaction costs incurred by the Company was approximately $45,000 and $854,000 during the years ended December 31, 2014 and 2013, respectively, which were primarily comprised of legal, advisory and other costs.

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

	Pro Forma
	(unaudited)
	Years Ended December 31,
(Dollars in thousands)	2014	2013
Total revenue	$100,857	$92,592
Net income	$16,568	$15,196

Earnings per common share:
Basic	$0.58	$0.58
Diluted	$0.57	$0.57

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on the sale of investment securities available-for-sale. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities (short-duration, high-yield-bond mutual fund)	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	204,907	1,260	3,586	202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

Interest income on investment securities included $2.7 million in taxable interest income, $359,000 in non-taxable interest income and $110,000 in dividend income for the year ended December 31, 2014, as compared to taxable interest income of $3.3 million and $3.0 million, and non-taxable interest income of $341,000 and $158,000, for the years ended December 31, 2013 and 2012, respectively. There was no dividend income on investment securities during the years ended December 31, 2013 and 2012.

As of December 31, 2014, the contractual maturities of the debt securities are:

	December 31, 2014
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	35,833	35,667	8,226	8,510
Due from five to ten years	6,513	6,584	25,531	25,661
Due after ten years	116,776	116,283	5,834	5,942
Total debt securities	$159,122	$158,534	$39,591	$40,113

Included in the $116.3 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of December 31, 2014, were $97.1 million or 83.5% in floating-rate securities.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations and mortgage-backed securities.

Proceeds from the sale of investment securities available-for-sale during the years ended December 31, 2014, 2013 and 2012, were $69.6 million, $68.2 million and $19.7 million, respectively. Gross gains of $1.4 million, $822,000 and $1.1 million were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2014, 2013 and 2012, respectively. There were $1,000 and $25,000 of gross losses realized on the sale of one security and reclassified out of accumulated other comprehensive income (loss) during each of the years ended December 31, 2014 and 2013, respectively. There were no realized losses during the years ended December 31, 2012, on investment securities available-for-sale.

Investment securities available-for-sale of $8.2 million, as of December 31, 2014, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$26,723	$145	$2,263	$23	$28,986	$168
Trust preferred securities	12,601	376	4,200	269	16,801	645
Non-agency mortgage-backed securities	11,585	32	—	—	11,585	32
Agency collateralized mortgage obligations	9,317	45	30,327	203	39,644	248
Agency mortgage-backed securities	—	—	12,073	186	12,073	186
Agency debentures	4,000	—	—	—	4,000	—
Equity securities	8,038	72	—	—	8,038	72
Total investment securities available-for-sale	72,264	670	48,863	681	121,127	1,351
Investment securities held-to-maturity:
Municipal bonds	2,857	2	1,446	13	4,303	15
Total investment securities held-to-maturity	2,857	2	1,446	13	4,303	15
Total temporarily impaired securities	$75,121	$672	$50,309	$694	$125,430	$1,366

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$21,703	$272	$2,977	$211	$24,680	$483
Trust preferred securities	15,624	1,692	—	—	15,624	1,692
Non-agency mortgage-backed securities	5,945	62	—	—	5,945	62
Agency collateralized mortgage obligations	46,831	340	4,547	47	51,378	387
Agency mortgage-backed securities	16,991	937	—	—	16,991	937
Agency debentures	4,613	25	—	—	4,613	25
Total temporarily impaired securities	$111,707	$3,328	$7,524	$258	$119,231	$3,586
Investment securities held-to-maturity:
Municipal bonds	19,337	926	—	—	19,337	926
Total investment securities held-to-maturity	19,337	926	—	—	19,337	926
Total temporarily impaired securities	$131,044	$4,254	$7,524	$258	$138,568	$4,512

The change in the fair values of our municipal bonds and fixed-rate agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities and certain equity securities, management evaluates the underlying issuer's financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 27 positions, aggregating to $1.4 million in unrealized losses that were temporarily impaired as of December 31, 2014, of which there were nine positions in an unrealized loss position for more than twelve months totaling $681,000. As of December 31, 2013, there were 35 positions, aggregating to $3.6 million in unrealized losses that were temporarily impaired, of which there were three positions in an unrealized loss position for more than twelve months totaling $258,000. Within the held-to-maturity portfolio, there were five positions, aggregating to $15,000 in unrealized losses that were temporarily impaired as of December 31, 2014, of which there were two positions in an unrealized loss position for more than twelve months totaling $13,000. As of December 31, 2013, there were 24 positions, aggregating to $926,000 in unrealized losses that were temporarily impaired within the held-to-maturity portfolio.

There were no investment securities classified as trading securities outstanding as of December 31, 2014 and December 31, 2013.

There was no activity in investment securities classified as trading during the year ended December 31, 2014. Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the years ended December 31, 2013 and 2012, were $77.4 million and $109.5 million, respectively. Income on investment securities trading during the years ended December 31, 2013 and 2012, was $120,000 and $507,000, respectively.

[4] LOANS RECEIVABLE, NET

We generate loans through our middle-market banking and private banking channels. These channels provide risk diversification and offer significant growth opportunities. The middle-market banking channel consists of our commercial and industrial ("C&I") and commercial real estate ("CRE") loan portfolios that serve middle-market businesses. The private banking channel includes loans secured by cash, marketable securities and other asset-based loans to executives, high-net-worth individuals, trusts and businesses, many of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries.

Loans receivable by channel was comprised of the following:

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$679,274	$735,531	$986,898	$2,401,703
Less: net deferred loan (fees) costs	(1,781)	(2,274)	2,404	(1,651)
Loans held-for-investment, net of deferred fees	677,493	733,257	989,302	2,400,052
Less: allowance for loan losses	(13,501)	(4,755)	(2,017)	(20,273)
Loans receivable, net	$663,992	$728,502	$987,285	$2,379,779

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$742,864	$553,898	$568,590	$1,865,352
Less: net deferred loan (fees) costs	(3,823)	(1,510)	756	(4,577)
Loans held-for-investment, net of deferred fees	739,041	552,388	569,346	1,860,775
Less: allowance for loan losses	(11,881)	(5,104)	(2,011)	(18,996)
Loans receivable, net	$727,160	$547,284	$567,335	$1,841,779

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of December 31, 2014 and December 31, 2013, was $973.4 million and $662.8 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of December 31, 2014, were as follows: $597.6 million in one year or less; $198.9 million in one to three years; and $176.9 million in greater than three years. The reserve for losses on unfunded commitments was $555,000 and $465,000, as of December 31, 2014 and December 31, 2013, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit, and also risk participations.

On March 14, 2014, we entered into a loan purchase agreement to acquire $219.7 million (including fees and interest receivable) of loans secured by cash and marketable securities that are included in our private banking channel loan portfolio. This transaction closed on April 11, 2014.

As of December 31, 2014 and December 31, 2013, the Company had loans in the process of origination totaling approximately $18.7 million and $11.6 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to standby letters of credit as of December 31, 2014 and December 31, 2013, included in the total listed above, was $89.3 million and $91.8 million, respectively, of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of December 31, 2014 and December 31, 2013, $26.6 million and $17.5 million, respectively, (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the year ended December 31, 2014, there was one standby letter of credit drawn for $100,000 which was immediately repaid by the borrower. During the year ended December 31, 2013, there was one standby letter of credit drawn for $117,000 which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

The Company has entered into risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are a participant. The risk participation agreements provide credit protection to the financial institution counterparties should the customers fail to perform on their interest rate derivative contracts. The potential liability for outstanding obligations was included in the reserve for losses on unfunded commitments.

As of December 31, 2014 and December 31, 2013, 71.3% and 77.8%, respectively, of the loan portfolio was comprised of loans to customers within the Company’s primary market areas of Pennsylvania, Ohio, New Jersey, New York and contiguous states. As a result, the loan portfolio is subject to the general economic conditions within those areas. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the borrower. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

The Company’s total loan portfolio is comprised of amortizing loans, where scheduled principal and interest payments are applied as appropriate, as well as interest-only loans. As of December 31, 2014 and December 31, 2013, interest-only loans represented 63.9% and 54.8% of the total loan portfolio, respectively. Of the total interest-only loans as of December 31, 2014, 67.7% were lines of credit, 4.1% were construction loans and the remaining 28.2% were closed-end term loans which will either convert to an amortizing loan with required principal and interest payments or require a balloon payment of the total principal at maturity. Of the total interest-only loans as of December 31, 2013, 65.8% were lines of credit, 2.8% were construction loans and the remaining 31.4% were closed-end term loans which will either convert to an amortizing loan with required principal and interest payments or require a balloon payment of the total principal at maturity.

The overall loan portfolio has an expected average remaining maturity of approximately three years as of December 31, 2014 and December 31, 2013, and 82.8% and 82.0%, respectively, of the portfolio was comprised of variable rate loans as of December 31, 2014 and December 31, 2013. Further, 10.3% of the loan portfolio has interest rate floors, at an average interest rate of 4.83% as of December 31, 2014, compared to 17.8% of the loan portfolio has interest rate floors, at an average interest rate of 4.93% as of December 31, 2013.

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

The following discusses key characteristics and risks within each primary loan portfolio:

Middle-Market Banking: Commercial and Industrial Loans. This loan portfolio includes primarily loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans, except for certain commercial loans that are secured by cash and marketable securities.

The industry of the borrower is an important indicator of risk, but there are also more specific risks depending on the condition of the local/regional economy. Collateral for these types of loans often do not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. Any C&I loans collateralized by cash and marketable securities are treated the same as private banking loans for purposes of the allowance for loan loss calculation. In addition, shared national credit loans which also involve a private equity sponsor are combined as a homogeneous group and evaluated separately based on the historical loss trend of such loans.

Middle-Market Banking: Commercial Real Estate Loans. This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Individual project cash flows as well as global cash flows from the developer are the primary sources of repayment for these loans. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk of these loans is generally confined to the construction period. If there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose/collateral of the loans is an important indicator of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as the condition of the local/regional economy, whether or not the project is owner occupied, and the type of project and the experience and resources of the developer.

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

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure of $250,000 or greater and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 4.3% and 7.0% of the total loan portfolio, as of December 31, 2014 and 2013, respectively. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total Loans
Non-rated	$129	$—	$104,228	$104,357
Pass	617,396	729,066	881,235	2,227,697
Special mention	26,105	693	1,667	28,465
Substandard	28,916	3,498	2,172	34,586
Doubtful	4,947	—	—	4,947
Total loans	$677,493	$733,257	$989,302	$2,400,052

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total Loans
Non-rated	$384	$—	$129,972	$130,356
Pass	682,394	548,890	436,944	1,668,228
Special mention	28,031	—	1,207	29,238
Substandard	20,639	3,498	1,223	25,360
Total loans	$739,041	$552,388	$569,346	$1,860,775

Changes in the allowance for loan losses are as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,881	$5,104	$2,011	$18,996
Provision for loan losses	10,596	(349)	(88)	10,159
Charge-offs	(9,521)	—	—	(9,521)
Recoveries	545	—	94	639
Balance, end of period	$13,501	$4,755	$2,017	$20,273

	Year Ended December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$9,950	$5,120	$2,804	$17,874
Provision for loan losses	7,325	1,642	(780)	8,187
Charge-offs	(5,508)	(1,936)	(13)	(7,457)
Recoveries	114	278	—	392
Balance, end of period	$11,881	$5,104	$2,011	$18,996

	Year Ended December 31, 2012
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$8,568	$6,439	$1,343	$16,350
Provision for loan losses	4,176	1,549	2,460	8,185
Charge-offs	(3,000)	(2,868)	(999)	(6,867)
Recoveries	206	—	—	206
Balance, end of period	$9,950	$5,120	$2,804	$17,874

Charge-offs of $9.5 million for the year ended December 31, 2014, included six C&I loans, which were partially offset by recoveries of $639,000 on three C&I loans and one private banking loan. Charge-offs of $7.5 million for the year ended December 31, 2013, included three C&I loans, one CRE loan and one private banking loan, which were partially offset by recoveries of $392,000 on three C&I loans and three CRE loans. Charge-offs of $6.9 million for the year ended December 31, 2012, included two C&I loans, three CRE loans and one private banking loan, which were partially offset by recoveries of $206,000 on one C&I loan.

The following tables present the age analysis of past due loans segregated by class of loan:

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$547	$524	$263	$1,334	$676,159	$677,493
Commercial real estate	—	—	3,498	3,498	729,759	733,257
Private banking	—	1,775	109	1,884	987,418	989,302
Total loans	$547	$2,299	$3,870	$6,716	$2,393,336	$2,400,052

	December 31, 2013
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$2,166	$—	$3,570	$5,736	$733,305	$739,041
Commercial real estate	—	—	3,498	3,498	548,890	552,388
Private banking	520	—	922	1,442	567,904	569,346
Total loans	$2,686	$—	$7,990	$10,676	$1,850,099	$1,860,775

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Year Ended December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$24,402	$34,459	$4,902	$27,014	$—
Commercial real estate	—	—	—	—	—
Private banking	681	767	681	746	—
Total with a related allowance recorded	25,083	35,226	5,583	27,760	—
Without a related allowance recorded:
Commercial and industrial	791	2,013	—	953	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	1,388	1,632	—	1,444	—
Total without a related allowance recorded	5,677	13,350	—	5,895	27
Total:
Commercial and industrial	25,193	36,472	4,902	27,967	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	2,069	2,399	681	2,190	—
Total	$30,760	$48,576	$5,583	$33,655	$27

	As of and for the Year Ended December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$15,157	$23,126	$4,658	$13,261	$—
Commercial real estate	—	—	—	—	—
Private banking	814	869	814	874	—
Total with a related allowance recorded	15,971	23,995	5,472	14,135	—
Without a related allowance recorded:
Commercial and industrial	1,046	2,264	—	1,473	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking	305	295	—	25	—
Total without a related allowance recorded	4,849	12,264	—	5,668	6
Total:
Commercial and industrial	16,203	25,390	4,658	14,734	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking	1,119	1,164	814	899	—
Total	$20,820	$36,259	$5,472	$19,803	$6

	As of and for the Year Ended December 31, 2012
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$6,089	$6,433	$2,209	$6,143	$—
Commercial real estate	2,375	2,375	1,278	2,444	—
Private banking	947	969	947	986	—
Total with a related allowance recorded	9,411	9,777	4,434	9,573	—
Without a related allowance recorded:
Commercial and industrial	8,644	11,839	—	11,577	—
Commercial real estate	4,681	10,887	—	4,985	36
Private banking	—	—	—	—	—
Total without a related allowance recorded	13,325	22,726	—	16,562	36
Total:
Commercial and industrial	14,733	18,272	2,209	17,720	—
Commercial real estate	7,056	13,262	1,278	7,429	36
Private banking	947	969	947	986	—
Total	$22,736	$32,503	$4,434	$26,135	$36

Impaired loans as of December 31, 2014 and December 31, 2013, were $30.8 million and $20.8 million, respectively. There was no interest income recognized on these loans for the years ended December 31, 2014, 2013 and 2012, while these loans were on non-accrual status. As of December 31, 2014 and December 31, 2013, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses, based on a discounted cash flow method, for non-collateral dependent loans. Based on those evaluations, as of December 31, 2014, there were specific reserves totaling $5.6 million, which was included in the $20.3 million allowance for loan losses. Also included in impaired loans were two C&I loans, two CRE loans and three private banking loans with a combined balance of $5.7 million as of December 31, 2014, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

As of December 31, 2013, there were specific reserves totaling $5.5 million, which was included in the $19.0 million allowance for loan losses. Also included in impaired loans were two C&I loans, two CRE loans and two private banking loans with a combined balance of $4.8 million as of December 31, 2013, with no corresponding specific reserve since these loans were written down to the level which management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,902	$—	$681	$5,583
Collectively evaluated for impairment	8,599	4,755	1,336	14,690
Total allowance for loan losses	$13,501	$4,755	$2,017	$20,273

Portfolio loans:
Individually evaluated for impairment	$25,193	$3,498	$2,069	$30,760
Collectively evaluated for impairment	652,300	729,759	987,233	2,369,292
Total portfolio loans	$677,493	$733,257	$989,302	$2,400,052

	December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,658	$—	$814	$5,472
Collectively evaluated for impairment	7,223	5,104	1,197	13,524
Total allowance for loan losses	$11,881	$5,104	$2,011	$18,996

Portfolio loans:
Individually evaluated for impairment	$16,203	$3,498	$1,119	$20,820
Collectively evaluated for impairment	722,838	548,890	568,227	1,839,955
Total portfolio loans	$739,041	$552,388	$569,346	$1,860,775

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	December 31, 2014	December 31, 2013
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$528	$527
Non-accrual	14,107	13,021
Total troubled debt restructurings	$14,635	$13,548

Of the non-accrual loans as of December 31, 2014, three C&I loans, one CRE loan and two residential mortgage loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2014. The aggregate recorded investment of these loans was $14.6 million. There was $175,000 of unused commitments on these loans as of December 31, 2014, of which $54,000 was related to an accruing TDR.

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

There were no payment defaults, during the years ended December 31, 2014, 2013 and 2012, for loans modified as TDRs within twelve months of the corresponding balance sheet dates. The financial effects of our modifications made during the years ended December 31, 2014, 2013 and 2012, are as follows:

	Year Ended December 31, 2014
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term, advanced additional funds, forgave principal	1	$5,218	$4,620	$1,968	$1,120
Private Banking:
Extended term, reduced interest rate	1	1,266	1,094	100	—
Total	2	$6,484	$5,714	$2,068	$1,120

	Year Ended December 31, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term	1	$2,691	$2,347	$1,100	$1,100
Advanced additional funds	2	$6,957	$8,120	$2,000	$1,357
Private Banking:
Forgave principal	1	210	197	—	—
Total	4	$9,858	$10,664	$3,100	$2,457

	Year Ended December 31, 2012
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term	1	$2,848	$1,706	$1,000	$—
Commercial real estate:
Extended term	1	714	649	—	—
Total	2	$3,562	$2,355	$1,000	$—

Other Real Estate Owned

As of December 31, 2014 and December 31, 2013, the balance of the other real estate owned portfolio was $1.4 million and $1.4 million, respectively.

[6] FEDERAL HOME LOAN BANK STOCK

The Company is a member of the FHLB system. As a member of the FHLB Pittsburgh, the Company must maintain a minimum investment in the capital stock of the FHLB in an amount equal to 4.00% of its outstanding advances, if any, and 0.10% of its membership asset value, as defined, with the FHLB. The FHLB has the ability to change the calculation of the required stock investment at any time. The Company held stock totaling $5.7 million and $2.3 million at December 31, 2014 and 2013, respectively. At December 31, 2014, $5.7 million of stock was required based on the Bank’s membership asset value, as defined, of approximately $529.9 million and $130.0 million in outstanding advances. The Company received dividends from its holdings in FHLB capital stock of $172,000, $19,000 and $3,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

[7] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $34.2 million was recorded during the year ended December 31, 2014, for the Chartwell acquisition. In April 2014, the Company and Chartwell Investment Partners, LP settled one of the three escrow reserves resulting in a $777,000 reduction to the purchase price and a corresponding reduction to goodwill. Refer to Note 2, Business Combinations, for further details on this acquisition.

The following table presents the change in goodwill for the years ended December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Balance at beginning of period	$—	$—
Additions	34,163	—
Balance at end of period	$34,163	$—

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the years ended December 31:

(Dollars in thousands)	2014	2013
Gross carrying amount at beginning of period	$—	$—
Additions	19,510	—
Accumulated amortization	(1,299)	—
Balance at end of period	$18,211	$—

The following table presents the ending balance of intangible assets as of the date presented and original, estimated useful life by class:

(Dollars in thousands)	December 31, 2014	Weighted Average Estimated Useful Life (months)
Trade name	$1,140	240
Client Relationships:
Sub-advisory client list	10,509	162
Separate managed accounts client list	1,004	120
Other institutional client list	5,499	132
Non-compete agreements	59	48
Total intangible assets	$18,211	155

Intangible amortization expense on finite-lived intangible assets totaled $1.3 million for the year ended December 31, 2014. There was no intangible amortization expense for the years ended December 31, 2013 and 2012.

The following is a summary of the expected intangible amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2014:

(Dollars in thousands)	Amount
2015	$1,558
2016	1,558
2017	1,558
2018	1,543
2019	1,540
Thereafter	10,454
Total	$18,211

[8] OFFICE PROPERTIES AND EQUIPMENT

Following is a summary of office properties and equipment by major classification:

	December 31,
(Dollars in thousands)	2014	2013
Furniture, fixtures and equipment	$7,208	$6,235
Leasehold improvements	3,600	3,563
Total, at cost	10,808	9,798
Less: accumulated depreciation	(6,680)	(5,523)
Net office properties and equipment	$4,128	$4,275

The Company rents office space in its six office locations which are accounted for as operating leases. The initial lease periods are from three to twelve years and provide for one or more renewal options. All of the leases provide for annual rent escalations and payment of certain operating expenses applicable to the leased space. The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $1.9 million, $1.5 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation expense was $1.2 million, $1.1 million and $878,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, future minimum lease payments were as follows:

(Dollars in thousands)	December 31, 2014
2015	$2,097
2016	1,865
2017	1,659
2018	1,554
2019	1,569
Thereafter	2,427
Total	$11,171

In August 2014, the Company entered into a lease amendment for additional space for the Pittsburgh office for a period of 74 months, beginning January 1, 2015. In March 2014, the operating lease for the New York office location was renewed for a period of 90 months.

In September 2012, the operating lease for the Philadelphia office location was renewed for a period of 5 years.

In conjunction with the initial operating lease for the Pittsburgh location, the Bank received an allowance for leasehold improvements of $1.1 million. The allowance is being recognized as a reduction to rent expense over the life of the lease. The amount remaining as of December 31, 2014, of the total unrecognized allowance for leasehold improvements was $365,000. Rent expense is recorded on a straight-line basis over the term of the lease and the net deferred rent as of December 31, 2014, was $713,000.

[9] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	December 31, 2014	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$177,606	$129,624
Interest-bearing checking accounts	0.00 to 0.50%	0.42%	0.06%	75,679	6,335
Money market deposit accounts	0.05 to 0.85%	0.39%	0.37%	1,244,921	952,631
Total demand and savings accounts				1,498,206	1,088,590
Time deposits	0.05 to 5.21%	0.69%	0.71%	838,747	873,115
Total deposit balance				$2,336,953	$1,961,705
Average rate paid on interest-bearing accounts		0.51%	0.53%

As of December 31, 2014 and December 31, 2013, the Bank had total brokered deposits of $882.6 million and $777.4 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $419.1 million and $423.2 million as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014 and December 31, 2013, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $376.6 million and $398.3 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013
12 months or less	$722,752	$693,574
12 months to 24 months	111,865	174,692
24 months to 36 months	4,130	4,849
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$838,747	$873,115

Interest expense on deposits is as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest-bearing checking accounts	$229	$4	$3
Money market deposit accounts	4,228	3,756	4,062
Time deposits	6,154	7,221	9,586
Total interest expense on deposits	$10,611	$10,981	$13,651

[10] BORROWINGS

As of December 31, 2014 and December 31, 2013, borrowings were comprised of the following:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowing:
Issued 9/25/2012		$—		0.42%	$20,000	9/25/2014
Issued 4/7/2014	0.34%	25,000	4/7/2015		—
Issued 4/7/2014	0.38%	25,000	6/8/2015		—
Issued 4/7/2014	0.44%	25,000	9/8/2015		—
Issued 5/5/2014	0.33%	25,000	2/5/2015		—
Issued 12/31/2014	0.27%	30,000	1/2/2015		—
Subordinated notes payable	5.75%	35,000	7/1/2019		—
Total		$165,000			$20,000
In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed-rate of 5.75%. The proceeds qualify as Tier 2 capital for the holding company, under federal regulatory capital rules. The proceeds will help fund continued growth and ensure that the Company and its Bank subsidiary maintain their adequate and well capitalized positions, respectively, and may be used to invest in the Bank and Chartwell, and for other general corporate purposes.

During the year the Bank increased FHLB borrowings from $20.0 million to $130.0 million to fund loan growth. The Bank's borrowing capacity at the FHLB is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of December 31, 2014, the Bank’s borrowing capacity is based on the information provided in the September 30, 2014, QCR filing. As of December 31, 2014, the Bank had securities held in safekeeping at the FHLB with a fair value of $8.2 million, combined with pledged loans of $652.4 million, for a total borrowing capacity of $334.2 million, net of $130.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2013, there was $20.0 million outstanding in advances from the FHLB, which was repaid in 2014. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of December 31, 2014, the full amount of these established lines were available to the Bank.

[11] INCOME TAXES

The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Tax provision at statutory rate	$8,014	$6,503	$6,128
Meals and entertainment	84	57	43
Dues and subscriptions	123	102	70
Keyman life insurance	12	25	—
Sec. 162 compensation	—	—	839
Bank owned life insurance	(504)	(348)	(179)
State tax expense, net of federal benefit	407	134	132
Adjustments to prior year tax	(51)	12	(114)
Tax exempt income, net of disallowed interest	(145)	(109)	(60)
Unrecognized tax benefits	11	110	—
Investment tax credit	(1,022)	(909)	—
Other	40	136	(22)
Income tax provision	$6,969	$5,713	$6,837

The investment tax credit in the table above relates to seven transactions for the financing of solar energy facilities that were entered into during 2014 and 2013. These transactions provided federal and state tax credits for the 2014 and 2013 tax years. The financing is accounted for as a direct financing lease included within the C&I loan portfolio.

The income tax provision consists of:

	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Current income tax provision - federal	$7,549	$7,823	$7,335
Current income tax provision (benefit) - state	496	(257)	295
Deferred tax benefit - federal	(735)	(1,804)	(628)
Deferred tax benefit - state	(341)	(49)	(165)
Income tax provision	$6,969	$5,713	$6,837

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013, are as follows:

	December 31,
(Dollars in thousands)	2014	2013
Deferred tax assets:
Net operating loss - state	$73	$—
Start-up expenses	190	215
Stock compensation	2,606	2,314
Compensation related accruals	2,897	1,759
Leasehold improvement	133	164
Allowance for loan loss	7,419	6,800
Long-term lease	261	258
Reserve for unfunded commitments	203	167
Supplemental executive retirement plan	473	228
Transaction costs	295	—
Intangibles	81	—
Earnout liability non-purchase accounting	671	—
Unrealized loss on investments	362	972
Other	198	22
Gross deferred tax assets	15,862	12,899

Deferred tax liabilities:
Office properties and equipment	(1,772)	(1,363)
Prepaid expenses	—	(125)
Deferred loan costs	(1,578)	(816)
Goodwill	(393)	—
State capital shares tax liability	(245)	—
Gross deferred tax liability	(3,988)	(2,304)
Net deferred tax asset	$11,874	$10,595

Management believes that, as of December 31, 2014, it is more likely than not that the net deferred tax asset will be fully realized upon the generation of future taxable income.

The change in the net deferred tax asset for the years ended December 31, 2014 and 2013, is detailed as follows:

	December 31,
(Dollars in thousands)	2014	2013
Deferred tax benefit	$1,076	$1,853
Deferred tax - other comprehensive income (loss)	(610)	1,901
Deferred tax asset established related to Chartwell acquisition	813	—
Change in net deferred tax asset	$1,279	$3,754

We consider uncertain tax positions that the Company has taken or expects to take on a tax return. We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. Federal tax years 2013 through 2014 remain subject to examination, as of December 31, 2014, while tax years 2011 through 2014 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in progress.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	December 31,
(Dollars in thousands)	2014	2013
Beginning of year balance	$110	$—
Increases in prior period tax positions	11	110
Decreases in prior period tax positions	—	—
Increases in current period tax positions	—	—
Settlements	(121)	—
End of year balance	$—	$110

The total estimated unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate was approximately $0 and $110,000 as of December 31, 2014 and 2013, respectively. The impact of interest and penalties for the year ended December 31, 2014 and 2013, was immaterial to the Company's financial statements.

[12] REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2014, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	$175,700	8.00%	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	$87,850	4.00%	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	$180,138	8.00%	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

During the year ended December 31, 2014, the Company contributed $27.0 million of capital to the Bank subsidiary. There was no capital contributed to the Bank subsidiary during the year ended December 31, 2013.

As part of its operating and financial strategies, the Company has not paid dividends to its holders of its common shares since its inception in 2007 and it does not anticipate paying cash dividends to its holders of its common shares in the foreseeable future.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. When phased in, Basel III will replace the existing regulatory capital rules for the Company and the Bank, which began phasing in on January 1, 2015. The Basel III final rules required new minimum capital ratio standards, established a new common equity to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings. Based on our calculations, we expect that TriState Capital Holdings, Inc. and TriState Capital Bank will meet all minimum capital requirements when effective and that we and the Bank would continue to meet all capital requirements as fully phased in without material adverse effects on our business.

On September 26, 2012, the Company redeemed all of the outstanding Series A preferred stock and Series B preferred stock, issued under our voluntary participation in the U.S. Treasury’s Capital Purchase Program. The repurchase totaled $24.2 million including $442,000 in net amortization related to the remaining difference between the repurchase price and the carrying value of the preferred shares at the time of repurchase. During the year ended December 31, 2012, the Company paid $1.1 million in dividends on these preferred shares.

[13] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2014, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. The Company’s contribution expense was $600,000, $396,000 and $355,000 for the years ended December 31, 2014, 2013 and 2012, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the years ended December 31, 2014 and 2013, the Company recorded expense related to SERP of $657,000 and $637,000, respectively, utilizing a discount rate of 3.56% and 2.99% and the recorded liability was $1.3 million and $637,000 as of December 31, 2014 and December 31, 2013, respectively.

[14] ISSUANCE OF STOCK

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

On August 10, 2012, the Company issued an aggregate of 48,780.488 shares of its Series C preferred stock at a price of $1,025.00 per share, purchased by LM III TriState Holdings LLC (69.1607%) and LM III-A TriState Holdings LLC (30.8393%) (combined the “Lovell Minnick funds”) which are investment funds managed by Lovell Minnick Partners LLC. Net proceeds totaled $46.0 million, net of offering costs of $4.0 million. The Series C preferred stock was convertible into shares of the Company’s common stock, with a conversion ratio of 100 shares of common stock for each share of Series C preferred stock (subject to adjustment in certain events, including combinations or divisions of common stock), by the holder at any time provided that, upon conversion, the holders of the Series C preferred stock will not own or control in the aggregate more than 24.9% of our voting securities. Series C preferred shareholders were entitled to participate in dividends with common shareholders on an “as if converted” basis. In connection with the closing of the initial public offering, on May 14, 2013, the Company converted all of its 48,780.488 outstanding shares of Series C preferred stock to shares of common stock, resulting in the issuance of 4,878,049 shares of common stock upon conversion.

In October 2014, the Board of Directors authorized the repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock through December 31, 2015. The Company repurchased a total of 678,891 shares for approximately $6.7 million during the fourth quarter at an average cost of $9.94 per share.

The table below shows the changes in the common and preferred shares during the periods indicated.

	Number of Common Shares Outstanding	Number of Preferred Shares Outstanding (Series A and B)	Number of Preferred Shares Outstanding (Series C)
Balance, December 31, 2011	17,444,730	24,150	—
Issuance of common stock	—	—	48,780
Retirement of preferred stock	—	(24,150)	—
Balance, December 31, 2012	17,444,730	—	48,780
Issuance of common stock	6,355,000	—	—
Conversion of preferred stock to common stock	4,878,049	—	(48,780)
Exercise of stock options	12,500	—	—
Balance, December 31, 2013	28,690,279	—	—
Issuance of restricted common stock	27,000	—	—
Exercise of stock options	22,500	—	—
Purchase of treasury stock	(678,891)	—	—
Balance, December 31, 2014	28,060,888	—	—

[15] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012

Net income available to common shareholders	$15,928	$12,867	$9,147
Less: earnings allocated to participating stock	—	867	909
Net income available to common shareholders, after required adjustments for the calculation of basic EPS	$15,928	$12,000	$8,238

Basic shares	28,628,631	24,589,811	17,394,491
Preferred shares - dilutive	—	1,777,481	1,919,232
Non-vested restricted shares - dilutive	82	1,807	38,149
Stock options - dilutive	389,193	373,924	6,752
Diluted shares	29,017,906	26,743,023	19,358,624

Earnings per common share:
Basic	$0.56	$0.49	$0.47
Diluted	$0.55	$0.48	$0.47

	Years Ended December 31,
	2014	2013	2012
Anti-dilutive shares (1)	779,732	590,500	2,127,000

(1)	Included stock options not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[16] STOCK-BASED COMPENSATION PROGRAMS

The Company’s 2006 Stock Option Plan (the “2006 Plan”) provided for the granting of incentive and non-qualifying stock options to the Company’s key employees, key contractors and outside directors at the discretion of the Board of Directors. The Omnibus Incentive Plan (the “Omnibus Plan”), which was approved by TriState Capital’s shareholders on May 20, 2014, provides for the granting of incentive and non-qualifying stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights and other equity-based or equity-related awards to the Company’s key employees, key contractors and outside directors at the discretion of the Board of Directors. The Omnibus Plan, upon its approval, replaced the 2006 Plan. The total number of shares of common stock that may be granted under the Omnibus Plan is the number of authorized shares of common stock of TriState Capital remaining available under the 2006 Plan as of the date of shareholder approval, plus any shares of common stock issued pursuant to the 2006 Plan that were forfeited, canceled, expired or otherwise terminated. The shares reserved for grants under the 2006 Plan shall no longer be available for grants under that plan, but shall instead be reserved for grants under the Omnibus Plan.

On April 24, 2012, the shareholders of the Company authorized the issuance of up to an additional 2,000,000 common shares relating to stock awards, which may be issued upon the grant or exercise of stock-based awards, bringing the total authorized shares in connection with stock-based awards to 4,000,000, as of December 31, 2014, under both the 2006 Plan and the Omnibus Plan (combined the "Plans"). As of December 31, 2014, the Company has issued non-qualifying stock options and restricted shares and the aggregate awards outstanding were 2,536,732 under both of the Plans. As of December 31, 2014, there were 1,428,268 additional awards available for the Company to grant under the Omnibus Plan.

The Company's stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. Options issued under the Plans typically vest either 50 percent after two and one-half years following the award date and the remaining 50 percent five years following the award date; or 100 percent after five years following the award date. Restricted shares under the Omnibus Plan typically vest 100 percent after three years following the award date. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire grant. The Company's compensation expense for all awards was $896,000, $654,000 and $889,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Options under the Plans

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

	December 31,
	2014	2013	2012
Valuation Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	35.3%	37.3%	47.6%
Expected term (years)	6.9	6.9	6.9
Risk-free interest rate	2.3%	1.9%	1.2%

Stock option activity during the periods indicated is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Balance, December 31, 2011	1,946,500	$9.92	6.12
Granted	271,500	10.20
Exercised	—	—
Forfeited	25,000	9.06
Expired	—	—
Balance, December 31, 2012	2,193,000	$9.97	5.69
Granted	119,000	11.56
Exercised	12,500	10.00
Forfeited	33,000	11.16
Expired	—	—
Balance, December 31, 2013	2,266,500	$10.03	4.94
Granted	309,732	12.04
Exercised	22,500	11.11
Forfeited	44,000	9.66
Expired	—	—
Balance, December 31, 2014	2,509,732	$10.28	4.52

Exercisable as of December 31, 2012	1,518,500	$10.16	4.33
Exercisable as of December 31, 2013	1,625,000	$10.08	3.56
Exercisable as of December 31, 2014	1,693,500	$10.04	2.75

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012, was $4.90, $4.80 and $4.98, respectively. The weighted average grant date fair value of options exercised during the years ended December 31, 2014 and 2013, was $5.08 and $4.30, respectively. There were no options exercised during the year ended December 31, 2012.

A summary of the status of the Company's non-vested options as of and changes during the years ended December 31, 2014, 2013 and 2012, is presented below:

Non-vested options:	Options	Weighted Average Grant-Date Fair Value
Balance, December 31, 2011	1,129,250	$4.51
Granted	271,500	4.98
Vested	701,250	4.33
Forfeited	25,000	4.66
Balance, December 31, 2012	674,500	$4.88
Granted	119,000	4.80
Vested	119,000	4.60
Forfeited	33,000	5.40
Balance, December 31, 2013	641,500	$4.89
Granted	309,732	4.90
Vested	91,000	5.12
Forfeited	44,000	4.84
Balance, December 31, 2014	816,232	$4.87

As of December 31, 2014, there was $2.7 million of total unrecognized compensation cost related to non-vested options granted under the Plans and the unrecognized compensation cost is expected to be recognized over a weighted average period of 3.4 years.

Restricted Shares under the Plans

During the year ended December 31, 2014, the Company granted 27,000 restricted shares with a weighted average fair value of $10.66, all of which were outstanding and non-vested as of December 31, 2014. There was $284,000 of total unrecognized compensation cost related to non-vested restricted shares granted under the Plans as of December 31, 2014, and the unrecognized compensation cost is expected to be recognized over a weighted average period of 3.0 years.

Other Awards

In January 2011, the Board of Directors approved a grant of 62,500 shares of the Company’s restricted shares to the Company’s Chairman and Chief Executive Officer with a grant date fair value of $500,000. Under this grant, the service-based restricted shares were expensed ratably over the two-year vesting period, commencing in January 2011. During January 2013, the restricted shares were fully vested.

[17] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts related to certain of the Company’s fixed-rate loan assets. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers while at the same time the Company enters into an offsetting derivative transaction in order to minimize its net risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2014 and December 31, 2013:

	Asset Derivatives		Liability Derivatives
	as of December 31, 2014		as of December 31, 2014
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$442
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$6,327	Other liabilities	$6,849

	Asset Derivatives		Liability Derivatives
	as of December 31, 2013		as of December 31, 2013
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$736
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$3,417	Other liabilities	$3,515

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2014, the Company had five interest rate swaps, with a notional amount of $7.5 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant in 2014 and 2013. There were no counterparty default losses on derivatives for the years ended December 31, 2014 and 2013.

For the five derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2014, the Company recognized gains of $10,000 in non-interest income related to hedge ineffectiveness. The Company also recognized a decrease to interest income of $321,000 for the year ended December 31, 2014, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2014, the Company had 108 derivative transactions with an aggregate notional amount of $379.3 million related to this program. During the year ended December 31, 2014, the Company recognized a net loss of $423,000 related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Years Ended December 31,
(Dollars in thousands)		2014	2013	2012
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(321)	$(434)	$(834)
	Non-interest income	10	14	28
Total		$(311)	$(420)	$(806)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(423)	$154	$(72)
Total		$(423)	$154	$(72)

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

As of December 31, 2014, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $7.2 million. As of December 31, 2014, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $7.1 million. If the Company had breached any of these provisions as of December 31, 2014, it could have been required to settle its obligations under the agreements at their termination value.

[18] DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$31,668	$—	$31,668
Trust preferred securities	—	16,801	—	16,801
Non-agency mortgage-backed securities	—	11,585	—	11,585
Agency collateralized mortgage obligations	—	56,863	—	56,863
Agency mortgage-backed securities	—	32,880	—	32,880
Agency debentures	—	8,737	—	8,737
Equity securities	8,038	—	—	8,038
Interest rate swaps	—	6,327	—	6,327
Total financial assets	8,038	164,861	—	172,899

Financial liabilities:
Interest rate swaps	—	7,291	—	7,291
Total financial liabilities	$—	$7,291	$—	$7,291

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$56,388	$—	$56,388
Trust preferred securities	—	15,624	—	15,624
Non-agency mortgage-backed securities	—	7,694	—	7,694
Agency collateralized mortgage obligations	—	81,951	—	81,951
Agency mortgage-backed securities	—	36,311	—	36,311
Agency debentures	—	4,613	—	4,613
Interest rate swaps	—	3,417	—	3,417
Total financial assets	—	205,998	—	205,998

Financial liabilities:
Interest rate swaps	—	4,251	—	4,251
Total financial liabilities	$—	$4,251	$—	$4,251

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of December 31, 2014 and December 31, 2013:

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$25,177	$25,177
Other real estate owned	—	—	1,370	1,370
Total assets	$—	$—	$26,547	$26,547

	December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$15,348	$15,348
Other real estate owned	—	—	1,413	1,413
Total assets	$—	$—	$16,761	$16,761

As of December 31, 2014, the Company recorded $5.6 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $7.6 million, and as a result of adjusting the value based upon the discounted cash flow to $17.6 million, as of December 31, 2014.

As of December 31, 2013, the Company recorded $5.5 million of specific allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $8.2 million, and as a result of adjusting the value based upon the discounted cash flow to $7.1 million as of December 31, 2013.

The Company obtains updated appraisals for collateral dependent impaired loans and other real estate owned on an annual basis, unless circumstances require a more frequent appraisal.

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

OTHER REAL ESTATE OWNED
Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at the lower of the related original loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal. Our policy is to obtain appraisals on collateral supporting OREO on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and which may cause us to believe our recovered value may be less than the independent appraised value. Subsequently, foreclosed assets are valued at the lower of the amount recorded at acquisition date or fair value, less estimated disposition costs. Accordingly, real estate owned is classified as Level 3.

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of December 31, 2014 and December 31, 2013:

	December 31, 2014
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$7,559	Appraisal value or Market multiple	Discount due to salability conditions	10%

Loans measured for impairment, net	$17,618	Discounted cash flow	Discount due to restructured nature of operations	10%

Other real estate owned	$1,370	Appraisal value	Discount due to salability conditions	10%

(1)
Fair value is generally determined through independent appraisals or market multiple of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

	December 31, 2013
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$8,246	Appraisal value	Discount due to salability conditions	10%

Loans measured for impairment, net	$7,102	Discounted cash flow	Lack of market data	14%

Other real estate owned	$1,413	Appraisal value	Discount due to salability conditions	18%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$105,710	$105,710	$146,558	$146,558
Investment securities available-for-sale: debt	2	158,534	158,534	202,581	202,581
Investment securities available-for-sale: equity	1	8,038	8,038	—	—
Investment securities held-to-maturity	2	39,591	40,113	25,263	24,457
Loans held-for-investment, net	3	2,379,779	2,376,075	1,841,779	1,860,693
Accrued interest receivable	2	6,279	6,279	6,180	6,180
Investment management fees receivable	2	6,818	6,818	—	—
Federal Home Loan Bank stock	2	5,730	5,730	2,336	2,336
Bank owned life insurance	2	53,323	53,323	41,882	41,882
Interest rate swaps	2	6,327	6,327	3,417	3,417
Other real estate owned	3	1,370	1,370	1,413	1,413

Financial liabilities:
Deposits	2	$2,336,953	$2,337,734	$1,961,705	$1,963,611
Borrowings	2	165,000	165,163	20,000	20,008
Interest rate swaps	2	7,291	7,291	4,251	4,251

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2014 and December 31, 2013:

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

[19] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Years Ended December 31,
	2014	2013	2012
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(1,744)	$1,671	$738
Increase (decrease) in unrealized holding gains (losses)	2,034	(2,903)	1,649
Gains reclassified from other comprehensive income (loss) (1)	(917)	(512)	(716)
Net other comprehensive income (loss)	1,117	(3,415)	933
Balance, end of period	$(627)	$(1,744)	$1,671

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $1.4 million, $797,000 and $1.1 million, net of income tax expense of $511,000, $285,000 and $398,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

[20] RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan and deposit accounts with the Bank. Such loans and deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with outsiders. As of December 31, 2014, the Bank had loans outstanding to directors totaling $3.2 million, which consisted of three loans. As of December 31, 2014, the Bank had deposits outstanding from directors and their related interests totaling $11.8 million.

During the years ended December 31, 2014, 2013 and 2012, the Bank obtained services from affiliated companies of certain directors and executive officers in the normal course of business as outlined below.

(Dollars in thousands)			Years Ended December 31,
Related Party	Affiliation	Nature of Transaction	2014	2013	2012
Mikell Schenck Associates	Owned by spouse of a director/executive officer	Interior design services	$—	$22	$23
Stephen Casey Architects	Owned by spouse of a director	Architectural services	—	—	30
Ascent Data Corporation	Owned by a director	Systems consulting	32	17	42
Voyager Jet Center	Owned by a director	Aircraft charter	158	117	13
Total			$190	$156	$108

[21] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[22] CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition of the Company as of December 31, 2014 and 2013, and the related condensed statements of income and cash flows for the years ended December 31, 2014, 2013 and 2012, should be read in conjunction with our Consolidated Financial Statements and related notes:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
	December 31,
(Dollars in thousands)	2014	2013
ASSETS

Cash and cash equivalents	$19,235	$66,921
Investment securities available-for-sale	8,038	—
Investment in subsidiaries	312,811	227,065
Prepaid expenses and other assets	1,373	—
Total assets	$341,457	$293,986

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings	$35,000	$—
Other accrued expenses and other liabilities	1,067	41
Shareholders’ equity	305,390	293,945
Total liabilities and shareholders’ equity	$341,457	$293,986

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Interest income	$259	$192	$—
Dividends received from subsidiaries	2,480	—	940
Total interest and dividend income	2,739	192	940
Interest expense	1,266	—	—
Net interest income	1,473	192	940
Non-interest income	—	—	—
Non-interest expense	119	20	18
Income before income taxes and undisbursed income of subsidiaries	1,354	172	922
Income tax expense (benefit)	(467)	54	(7)
Income before undisbursed income of subsidiaries	1,821	118	929
Undisbursed income of subsidiaries	14,107	12,749	9,743
Net income	$15,928	$12,867	$10,672

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$15,928	$12,867	$10,672
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(14,107)	(12,749)	(9,743)
Amortization of deferred financing costs	118	—	—
Increase in accrued interest payable	1,149	—	—
Decrease (increase) in other assets	(453)	14	(8)
(Decrease) increase in other liabilities	(123)	41	(5)
Net cash provided by operating activities	2,512	173	916
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(8,110)	—	—
Net payments for investments in subsidiaries	(69,580)	—	(21,718)
Net cash used in investing activities	(77,690)	—	(21,718)
Cash Flows from Financing Activities:
Net proceeds from issuance of preferred stock	—	—	46,011
Net proceeds from issuance of subordinated notes payable	33,988	—	—
Net proceeds from issuance of common stock	—	65,990	—
Retirement of preferred stock	—	—	(24,150)
Net proceeds from exercise of stock options	250	125	—
Purchase of treasury stock	(6,746)	—	—
Dividends paid on preferred stock	—	—	(1,083)
Net cash provided by financing activities	27,492	66,115	20,778
Net change in cash and cash equivalents	(47,686)	66,288	(24)
Cash and cash equivalents at beginning of year	66,921	633	657
Cash and cash equivalents at end of year	$19,235	$66,921	$633

[23] SEGMENTS

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

The following tables provide financial information for the two segments of the Company as of and for the periods indicated.

(Dollars in thousands)	December 31, 2014	December 31, 2013
Assets:
Bank	$2,784,368	$2,290,509
Investment management	62,489	—
Total assets	$2,846,857	$2,290,509

	Year Ended December 31, 2014
(Dollars in thousands)	Bank	Investment Management (1)	Consolidated
Income statement data:
Interest income	$77,913	$—	$77,913
Interest expense	12,251	—	12,251
Net interest income	65,662	—	65,662
Provision for loan losses	10,159	—	10,159
Net interest income after provision for loan losses	55,503	—	55,503
Non-interest income:
Investment management fees	—	25,062	25,062
Net gain on the sale of investment securities available-for-sale	1,428	—	1,428
Other non-interest income	5,193	38	5,231
Total non-interest income	6,621	25,100	31,721
Non-interest expense:
Intangible amortization expense	—	1,299	1,299
Earnout expense related to Chartwell acquisition	—	1,614	1,614
Other non-interest expense	43,076	18,338	61,414
Total non-interest expense	43,076	21,251	64,327
Income before tax	19,048	3,849	22,897
Income tax expense	5,442	1,527	6,969
Net income	$13,606	$2,322	$15,928

(1)	The Investment Management segment activity began on March 5, 2014, upon closing of the Chartwell acquisition.

SELECTED QUARTERLY FINANCIAL DATA

The tables below summarize our unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	2014
(Dollars in thousands, except per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$20,933	$19,681	$18,991	$18,308
Interest expense	3,417	3,435	2,953	2,446
Net interest income	17,516	16,246	16,038	15,862
Provision (credit) for loan losses	(209)	651	9,109	608
Net interest income after provision for loan losses	17,725	15,595	6,929	15,254
Non-interest income:
Investment management fees	7,681	7,418	7,509	2,454
Net gain on sale of investment securities available-for-sale	—	—	414	1,014
Other non-interest income	1,149	1,872	1,198	1,012
Total non-interest income	8,830	9,290	9,121	4,480
Non-interest expense:
Intangible amortization expense	390	389	390	130
Earnout expense related to Chartwell acquisition	1,614	—	—	—
Other non-interest expense	17,374	16,284	15,094	12,662
Total non-interest expense	19,378	16,673	15,484	12,792
Income before tax	7,177	8,212	566	6,942
Income tax expense	2,085	2,506	52	2,326
Net income	$5,092	$5,706	$514	$4,616

Earnings per common share:
Basic	$0.18	$0.20	$0.02	$0.16
Diluted	$0.18	$0.20	$0.02	$0.16

	2013
(Dollars in thousands, except per share)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$18,885	$18,384	$18,183	$17,399
Interest expense	2,501	2,612	2,899	3,055
Net interest income	16,384	15,772	15,284	14,344
Provision for loan losses	473	4,911	671	2,132
Net interest income after provision for loan losses	15,911	10,861	14,613	12,212
Non-interest income:
Net gain on sale of investment securities available-for-sale	13	—	—	784
Other non-interest income	1,575	1,118	1,304	1,004
Total non-interest income	1,588	1,118	1,304	1,788
Total non-interest expense	11,211	10,016	9,960	9,628
Income before tax	6,288	1,963	5,957	4,372
Income tax expense	1,478	633	2,085	1,517
Net income	$4,810	$1,330	$3,872	$2,855

Earnings per common share:
Basic	$0.17	$0.05	$0.15	$0.13
Diluted	$0.17	$0.05	$0.15	$0.13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2014. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2014, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 30, 2015, and are incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 30, 2015, and are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 30, 2015, and are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 30, 2015, and are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 19, 2015, which proxy materials will be filed with the SEC no later than April 30, 2015, and are incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    FINANCIAL STATEMENTS

The consolidated financial statements required in response to this item are incorporated by reference to Part II - Item 8 of this Report.

(b)    EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are incorporated by reference to the Exhibit Index following the signature page of this Report.

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

TRISTATE CAPITAL HOLDINGS, INC.

Date:	February 23, 2015	By:	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

Date:	February 23, 2015	By:	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2015	By:	/s/ James F. Getz
James F. Getz
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 23, 2015	By:	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date:	February 23, 2015	By:	/s/ Anthony J. Buzzelli*
Anthony J. Buzzelli
Director

Date:	February 23, 2015	By:	/s/ Helen Hanna Casey*
Helen Hanna Casey
Director

Date:	February 23, 2015	By:	/s/ E.H. (Gene) Dewhurst*
E.H. (Gene) Dewhurst
Director

Date:	February 23, 2015	By:	/s/ James J. Dolan*
James J. Dolan
Director

Date:	February 23, 2015	By:	/s/ James H. Graves*
James H. Graves
Director

Date:	February 23, 2015	By:	/s/ James E. Minnick*
James E. Minnick
Director

Date:	February 23, 2015	By:	/s/ A. William Schenck, III*
A. William Schenck, III
Vice Chairman and Director

Date:	February 23, 2015	By:	/s/ Richard B. Seidel*
Richard B. Seidel
Director

Date:	February 23, 2015	By:	/s/ John B. Yasinsky*
John B. Yasinsky
Director

Date:	February 23, 2015	By:	/s/ Richard A. Zappala*
Richard A. Zappala
Director

	*	By:	/s/ James F. Getz
James F. Getz, Attorney-in-Fact

EXHIBIT INDEX
Exhibit

No.	Description

2.1
TriState Capital Holdings, Inc. asset purchase agreement to acquire Chartwell Investment Partners, L.P. dated January 3, 2014, which is incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

3.1	Amended and Restated Articles of Incorporation, which is incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-187681) filed with the SEC on April 16, 2013.

3.2	Bylaws, as amended, which is incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-187681) filed with the SEC on April 16, 2013.

4.1	Specimen common stock certificate, which is incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-187681) filed with the SEC on April 16, 2013.

10.1
TriState Capital Holdings, Inc. 2006 Stock Option Plan (“2006 Stock Option Plan”), which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.2
Form of Nonqualified Stock Option Award Agreement under 2006 Stock Option Plan, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.3
Restricted Stock Award Agreement dated January 24, 2011 between TriState Capital Holdings, Inc. and James F. Getz, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.4
Agreement of Lease dated August 29, 2006 between Oxford Development Company/Grant Street, Landlord, and TriState Capital Holdings, Inc., Tenant, and amendment thereto dated September 13, 2010, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.5
Preferred Stock Purchase Agreement dated April 24, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.6
Amendment No. 1 to the Preferred Stock Purchase Agreement dated August 10, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.7
Agreement Regarding Perpetual Convertible Preferred Stock, Series C dated as of March 8, 2013 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.8
Registration Rights Agreement dated August 10, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.9
TriState Capital Bank Supplemental Executive Retirement Agreement dated February 28, 2013, by and among TriState Capital Holdings, Inc., TriState Capital Bank and James F. Getz, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.10	TriState Capital Holdings, Inc. 2014 Omnibus Incentive Plan, which is incorporated by reference to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.

10.11	TriState Capital Holdings, Inc. Short-Term Incentive Plan, which is incorporated by reference to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.

21	Subsidiaries of TriState Capital Holdings, Inc., filed herewith.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.

24	Power of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, furnished herewith.