Form 10-Q
period 2015-03-31
TriState Capital Holdings, Inc.
filed 2015-05-01
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2015

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

As of April 20, 2015, there were 28,008,462 shares of the registrant's common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2015	December 31, 2014

ASSETS

Cash	$1,403	$411
Interest-earning deposits with other institutions	108,897	99,551
Federal funds sold	4,254	5,748
Cash and cash equivalents	114,554	105,710
Investment securities available-for-sale, at fair value (cost: $152,657 and $167,232, respectively)	152,429	166,572
Investment securities held-to-maturity, at cost (fair value: $37,990 and $40,113, respectively)	37,221	39,591
Total investment securities	189,650	206,163
Loans held-for-investment	2,477,130	2,400,052
Allowance for loan losses	(21,205)	(20,273)
Loans receivable, net	2,455,925	2,379,779
Accrued interest receivable	6,159	6,279
Investment management fees receivable	6,442	6,818
Federal Home Loan Bank stock	4,130	5,730
Goodwill and other intangibles, net	51,985	52,374
Office properties and equipment, net	4,312	4,128
Bank owned life insurance	53,714	53,323
Deferred tax asset, net	11,591	11,874
Prepaid expenses and other assets	17,649	14,679
Total assets	$2,916,111	$2,846,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,441,956	$2,336,953
Borrowings	125,000	165,000
Accrued interest payable on deposits and borrowings	1,098	1,735
Accrued earnout liability related to Chartwell acquisition	17,236	17,236
Other accrued expenses and other liabilities	22,652	20,543
Total liabilities	2,607,942	2,541,467

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000, Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 28,995,695 and 28,739,779, respectively; Shares outstanding - 28,008,462 and 28,060,888, respectively	280,895	280,895
Additional paid-in capital	9,692	9,253
Retained earnings	27,671	22,615
Accumulated other comprehensive income (loss), net	(345)	(627)
Treasury stock (987,233 and 678,891 shares, respectively)	(9,744)	(6,746)
Total shareholders’ equity	308,169	305,390
Total liabilities and shareholders’ equity	$2,916,111	$2,846,857

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014

Interest income:
Loans	$19,100	$17,324
Investments	792	833
Interest-earning deposits	103	151
Total interest income	19,995	18,308

Interest expense:
Deposits	2,892	2,425
Borrowings	647	21
Total interest expense	3,539	2,446
Net interest income	16,456	15,862
Provision for loan losses	925	608
Net interest income after provision for loan losses	15,531	15,254
Non-interest income:
Investment management fees	7,655	2,454
Service charges	163	130
Net gain on the sale of investment securities available-for-sale	17	1,014
Swap fees	317	154
Commitment and other fees	507	494
Other income	399	234
Total non-interest income	9,058	4,480
Non-interest expense:
Compensation and employee benefits	11,414	8,238
Premises and occupancy costs	1,122	905
Professional fees	876	900
FDIC insurance expense	468	408
General insurance expense	294	253
State capital shares tax	273	314
Travel and entertainment expense	526	435
Data processing expense	262	223
Intangible amortization expense	389	130
Other operating expenses	1,478	986
Total non-interest expense	17,102	12,792
Income before tax	7,487	6,942
Income tax expense	2,431	2,326
Net income	$5,056	$4,616

Earnings per common share:
Basic	$0.18	$0.16
Diluted	$0.18	$0.16

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014

Net income	$5,056	$4,616

Other comprehensive income (loss):

Increase in unrealized holding gains net of tax of $(171) and $(710), respectively	293	1,273

Reclassification adjustment for gains included in net income, net of tax of $6 and $363, respectively	(11)	(651)

Other comprehensive income (loss)	282	622

Total comprehensive income	$5,338	$5,238

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2013	$280,531	$8,471	$6,687	$(1,744)	$—	$293,945
Net income	—	—	4,616	—	—	4,616
Other comprehensive income (loss)	—	—	—	622	—	622
Stock-based compensation	—	199	—	—	—	199
Balance, March 31, 2014	$280,531	$8,670	$11,303	$(1,122)	$—	$299,382

Balance, December 31, 2014	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390
Net income	—	—	5,056	—	—	5,056
Other comprehensive income (loss)	—	—	—	282	—	282
Purchase of treasury stock	—	—	—	—	(2,998)	(2,998)
Stock-based compensation	—	439	—	—	—	439
Balance, March 31, 2015	$280,895	$9,692	$27,671	$(345)	$(9,744)	$308,169

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$5,056	$4,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangible amortization expense	724	423
Amortization of deferred financing costs	51	—
Provision for loan losses	925	608
Stock-based compensation expense	439	199
Net gain on the sale of investment securities available-for-sale	(17)	(1,014)
Net amortization of premiums and discounts	213	474
Decrease (increase) in investment management fees receivable	376	(1,431)
Decrease in accrued interest receivable	120	143
Increase (decrease) in accrued interest payable	(637)	8
Bank owned life insurance income	(391)	(314)
Decrease in income taxes payable	—	(160)
Decrease (increase) in prepaid income taxes	717	(1,106)
Other, net	(1,512)	(3,252)
Net cash provided by (used in) operating activities	6,064	(806)
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(53)	—
Purchase of investment securities held-to-maturity	(2,663)	—
Proceeds from the sale of investment securities available-for-sale	9,734	24,424
Principal repayments and maturities of investment securities available-for-sale	4,746	3,649
Principal repayments and maturities of investment securities held-to-maturity	5,000	—
Net redemption of Federal Home Loan Bank stock	1,600	—
Net increase in loans held-for-investment	(77,071)	(71,657)
Proceeds from loan sales	—	1,089
Additions to office properties and equipment	(518)	(154)
Acquisition, net of acquired cash	—	(42,912)
Net cash used in investing activities	(59,225)	(85,561)
Cash Flows from Financing Activities:
Net increase in deposit accounts	105,003	231,258
Net decrease in Federal Home Loan Bank advances	(40,000)	—
Purchase of treasury stock	(2,998)	—
Net cash provided by financing activities	62,005	231,258
Net change in cash and cash equivalents during the period	8,844	144,891
Cash and cash equivalents at beginning of the period	105,710	146,558
Cash and cash equivalents at end of the period	$114,554	$291,449

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$4,126	$2,439
Income taxes	$1,596	$3,592
Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$6,351
Liabilities assumed	$—	$1,647
Other non-cash activity:
Loan foreclosures and repossessions	$396	$—
Contingent consideration	$—	$15,465

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

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients. CTSC Securities was capitalized in May 2014, with a primary business of providing distribution and marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell and private funds advised and/or administered by Chartwell.

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

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, Chartwell (since the acquisition on March 5, 2014) and CTSC Securities (since its initial capitalization in May 2014), after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly-owned subsidiary, Meadowood Asset Management, LLC, after elimination of inter-company accounts and transactions. The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to rules of the Securities and Exchange Commission for quarterly reports on form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014, included in the Company's Annual Report on Form 10-K.

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

The Company is a party to financial instruments with off-balance sheet risk (commitments to extend credit) in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses (i.e. demand loans) and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management's credit evaluation of the borrower.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of March 31, 2015 and December 31, 2014. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine risk factors and each risk factor is assigned a reserve level, based on management's judgment as to the probable impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the three months ended March 31, 2015 and 2014, and there was no allowance for uncollectible accounts recorded as of March 31, 2015 and December 31, 2014.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company's intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company's holdings in the FHLB stock are ultimately recoverable at par value, as of March 31, 2015. Cash and stock dividends are reported as non-interest income, in the consolidated statements of income.

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

BANK OWNED LIFE INSURANCE
Bank owned life insurance (“BOLI”) policies on certain officers and employees are recorded at net cash surrender value on the consolidated statements of financial condition. Upon termination of the BOLI policy the Company receives the cash surrender value. BOLI benefits are payable to the Company upon death of the insured. Changes in net cash surrender value are recognized as non-interest income or expense in the consolidated statements of income.

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

EARNINGS PER COMMON SHARE
Basic earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution of upon the exercise of stock options and vesting of restricted stock awards granted utilizing the treasury stock method.

INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in income in the period that includes the enactment date. Management assesses all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized. The available evidence used in connection with the assessments includes taxable income in prior periods, projected taxable income, potential tax planning strategies and projected reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Changes to the evidence used in the assessments could have a material adverse effect on the Company’s results of operations in the period in which they occur. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statement of income.

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

The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. As a result, compensation cost for all share-based payments is based on the grant-date fair value estimated in accordance with ASC 718. The value of the portion of the award that is ultimately expected to vest is included in stock-based employee compensation cost in the consolidated statement of income and recorded as a component of additional paid-in capital, for equity-based awards. Compensation expense for all awards is recognized on a straight-line basis over the requisite service period for the entire grant.

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

TREASURY STOCK
The repurchase of the Company's common stock is recorded at cost. At the time of reissuance, the treasury stock account is reduced using the average cost method. Gains and losses on the reissuance of common stock are recorded in additional paid-in capital, to the extent additional paid-in capital from any previous net gains on treasury share transactions exists. Any net deficiency is charged to retained earnings.

RECENT ACCOUNTING DEVELOPMENTS
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This AUS requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. If a reporting enterprise chooses to early adopt in an interim period, adjustments resulting from the revised consolidation analyses must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. The effective date is the same for both public entities and all other entities. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$23,275	$16	$32	$23,259
Trust preferred securities	17,480	—	478	17,002
Non-agency mortgage-backed securities	9,518	—	44	9,474
Agency collateralized mortgage obligations	55,021	117	89	55,049
Agency mortgage-backed securities	30,512	454	118	30,848
Agency debentures	8,688	17	—	8,705
Equity securities (short-duration, high-yield-bond mutual fund)	8,163	—	71	8,092
Total investment securities available-for-sale	152,657	604	832	152,429
Investment securities held-to-maturity:
Corporate bonds	14,451	474	—	14,925
Municipal bonds	22,770	302	7	23,065
Total investment securities held-to-maturity	37,221	776	7	37,990
Total	$189,878	$1,380	$839	$190,419

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities (short-duration, high-yield-bond mutual fund)	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

Interest income on investment securities included $648,000 in taxable interest income, $90,000 in non-taxable interest income and $54,000 in dividend income for the three months ended March 31, 2015, as compared to taxable interest income of $743,000 and non-taxable interest income of $90,000, for the three months ended March 31, 2014. There was no dividend income on investment securities during the three months ended March 31, 2014.

As of March 31, 2015, the contractual maturities of the debt securities are:

	March 31, 2015
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	27,275	27,261	8,219	8,587
Due from five to ten years	6,420	6,437	23,683	23,974
Due after ten years	110,799	110,639	5,319	5,429
Total debt securities	$144,494	$144,337	$37,221	$37,990

Included in the $110.6 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of March 31, 2015, were $95.1 million, or 86.0%, in floating-rate securities.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations and mortgage-backed securities.

Proceeds from the sale of investment securities available-for-sale during the three months ended March 31, 2015 and 2014, were $9.7 million and $24.4 million, respectively. Gross gains of $34,000 and $1.0 million were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2015 and 2014, respectively. There were $17,000 and $1,000 in gross losses realized during the three months ended March 31, 2015 and 2014, on investment securities available-for-sale.

Investment securities available-for-sale of $7.7 million, as of March 31, 2015, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$20,611	$32	$—	$—	$20,611	$32
Trust preferred securities	12,627	374	4,375	104	17,002	478
Non-agency mortgage-backed securities	9,474	44	—	—	9,474	44
Agency collateralized mortgage obligations	8,891	17	30,016	72	38,907	89
Agency mortgage-backed securities	—	—	11,777	118	11,777	118
Equity securities	8,092	71	—	—	8,092	71
Total investment securities available-for-sale	59,695	538	46,168	294	105,863	832
Investment securities held-to-maturity:
Municipal bonds	1,191	7	—	—	1,191	7
Total investment securities held-to-maturity	1,191	7	—	—	1,191	7
Total temporarily impaired securities	$60,886	$545	$46,168	$294	$107,054	$839

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$26,723	$145	$2,263	$23	$28,986	$168
Trust preferred securities	12,601	376	4,200	269	16,801	645
Non-agency mortgage-backed securities	11,585	32	—	—	11,585	32
Agency collateralized mortgage obligations	9,317	45	30,327	203	39,644	248
Agency mortgage-backed securities	—	—	12,073	186	12,073	186
Equity securities	8,038	72	—	—	8,038	72
Total investment securities available-for-sale	72,264	670	48,863	681	121,127	1,351
Investment securities held-to-maturity:
Municipal bonds	2,857	2	1,446	13	4,303	15
Total investment securities held-to-maturity	2,857	2	1,446	13	4,303	15
Total temporarily impaired securities	$75,121	$672	$50,309	$694	$125,430	$1,366

The change in the fair values of our municipal bonds, agency debentures and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities and certain equity securities, management evaluates the underlying issuer's financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 24 positions, aggregating to $832,000 in unrealized losses that were temporarily impaired as of March 31, 2015, of which eight positions were in an unrealized loss position for more than twelve months totaling $294,000. As of December 31, 2014, there were 27 positions, aggregating to $1.4 million in unrealized losses that were temporarily impaired, of which nine positions were in an unrealized loss position for more than twelve months totaling $681,000. Within the held-to-maturity portfolio, there were two positions, aggregating to $7,000 in unrealized losses that were temporarily impaired as of March 31, 2015, of which no positions were in an unrealized loss position for more than twelve months. As of December 31, 2014, there were five positions, aggregating to $15,000 in unrealized losses that were temporarily impaired, of which two positions were in an unrealized loss position for more than twelve months totaling $13,000.

There were no investment securities classified as trading securities outstanding as of March 31, 2015 and December 31, 2014, respectively. There was no activity in investment securities classified as trading during the three months ended March 31, 2015 and 2014.

[3] LOANS RECEIVABLE, NET

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

Loans receivable by channel was comprised of the following:

	March 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$659,399	$756,616	$1,062,205	$2,478,220
Less: net deferred loan (fees) costs	(1,505)	(2,227)	2,642	(1,090)
Loans held-for-investment, net of deferred fees	657,894	754,389	1,064,847	2,477,130
Less: allowance for loan losses	(14,191)	(4,973)	(2,041)	(21,205)
Loans receivable, net	$643,703	$749,416	$1,062,806	$2,455,925

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$679,274	$735,531	$986,898	$2,401,703
Less: net deferred loan (fees) costs	(1,781)	(2,274)	2,404	(1,651)
Loans held-for-investment, net of deferred fees	677,493	733,257	989,302	2,400,052
Less: allowance for loan losses	(13,501)	(4,755)	(2,017)	(20,273)
Loans receivable, net	$663,992	$728,502	$987,285	$2,379,779

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of March 31, 2015 and December 31, 2014, was $1.0 billion and $973.4 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of March 31, 2015, were as follows: $701.5 million in one year or less; $185.9 million in one to three years; and $147.4 million in greater than three years. The reserve for losses on unfunded commitments was $584,000 and $555,000 as of March 31, 2015 and December 31, 2014, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

On March 14, 2014, we entered into a loan purchase agreement to acquire $219.7 million (including fees and interest receivable) of loans secured by cash and marketable securities that are included in our private banking channel loan portfolio. This transaction closed on April 11, 2014.

As of March 31, 2015 and December 31, 2014, the Company had loans in the process of origination totaling approximately $65.5 million and $18.7 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to standby letters of credit as of March 31, 2015 and December 31, 2014, included in the total listed above, is $77.1 million and $89.3 million, respectively, of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of March 31, 2015, $22.8 million (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the three months ended March 31, 2015 and 2014, there were no draws on standby letters of credit. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

On a monthly basis, management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company prices and monitors the collateral of non-purpose margin loans secured by cash and marketable securities within the private banking channel. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

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

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure of $250,000 or greater and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 3.8% and 4.3% of the total loan portfolio, as of March 31, 2015 and December 31, 2014, respectively. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	March 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total Loans
Non-rated	$64	$—	$94,609	$94,673
Pass	605,388	751,168	967,650	2,324,206
Special mention	18,414	309	461	19,184
Substandard	29,151	2,912	2,127	34,190
Doubtful	4,877	—	—	4,877
Total loans	$657,894	$754,389	$1,064,847	$2,477,130

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total Loans
Non-rated	$129	$—	$104,228	$104,357
Pass	617,396	729,066	881,235	2,227,697
Special mention	26,105	693	1,667	28,465
Substandard	28,916	3,498	2,172	34,586
Doubtful	4,947	—	—	4,947
Total loans	$677,493	$733,257	$989,302	$2,400,052

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$13,501	$4,755	$2,017	$20,273
Provision for loan losses	683	218	24	925
Charge-offs	—	—	—	—
Recoveries	7	—	—	7
Balance, end of period	$14,191	$4,973	$2,041	$21,205

	Three Months Ended March 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,881	$5,104	$2,011	$18,996
Provision for loan losses	1,822	(1,184)	(30)	608
Charge-offs	(852)	—	—	(852)
Recoveries	—	—	—	—
Balance, end of period	$12,851	$3,920	$1,981	$18,752

There were no charge-offs and there was a recovery of $7,000 on one C&I loan for the three months ended March 31, 2015. Charge-offs of $852,000 for the three months ended March 31, 2014, included one C&I loan and there were no recoveries.

The following tables present the age analysis of past due loans segregated by class of loan:

	March 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$6,405	$—	$380	$6,785	$651,109	$657,894
Commercial real estate	—	—	2,912	2,912	751,477	754,389
Private banking	301	640	1,202	2,143	1,062,704	1,064,847
Total loans	$6,706	$640	$4,494	$11,840	$2,465,290	$2,477,130

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total Loans
Commercial and industrial	$547	$524	$263	$1,334	$676,159	$677,493
Commercial real estate	—	—	3,498	3,498	729,759	733,257
Private banking	—	1,775	109	1,884	987,418	989,302
Total loans	$547	$2,299	$3,870	$6,716	$2,393,336	$2,400,052

Non-Performing and Impaired Loans

Management monitors the delinquency status of the loan portfolio on a monthly basis. Loans were considered non-performing when interest and principal were 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Three Months Ended March 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$21,277	$31,715	$6,470	$21,592	$—
Commercial real estate	—	—	—	—	—
Private banking	640	734	640	656	—
Total with a related allowance recorded	21,917	32,449	7,110	22,248	—
Without a related allowance recorded:
Commercial and industrial	3,276	4,669	—	3,248	7
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,385	1,632	—	1,385	—
Total without a related allowance recorded	7,573	15,368	—	7,741	7
Total:
Commercial and industrial	24,553	36,384	6,470	24,840	7
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	2,025	2,366	640	2,041	—
Total	$29,490	$47,817	$7,110	$29,989	$7

	As of and for the Twelve Months Ended December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$24,402	$34,459	$4,902	$27,014	$—
Commercial real estate	—	—	—	—	—
Private banking	681	767	681	746	—
Total with a related allowance recorded	25,083	35,226	5,583	27,760	—
Without a related allowance recorded:
Commercial and industrial	791	2,013	—	953	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	1,388	1,632	—	1,444	—
Total without a related allowance recorded	5,677	13,350	—	5,895	27
Total:
Commercial and industrial	25,193	36,472	4,902	27,967	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	2,069	2,399	681	2,190	—
Total	$30,760	$48,576	$5,583	$33,655	$27

Impaired loans as of March 31, 2015 and December 31, 2014, were $29.5 million and $30.8 million, respectively. There was no interest income recognized on these loans for the three months ended March 31, 2015, and the twelve months ended December 31, 2014, while these loans were on non-accrual status. As of March 31, 2015 and December 31, 2014, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses, based on a discounted cash flow method, for non-collateral dependent loans. Based on those evaluations, as of March 31, 2015, there were specific reserves totaling $7.1 million, which were included in the $21.2 million allowance for loan losses. Also included in impaired loans were three C&I loans, one CRE loan and three private banking loans with a combined balance of $7.6 million as of March 31, 2015, with no corresponding specific reserve since these loans had a net realizable value which management believes will be recovered from the borrower.

As of December 31, 2014, there were specific reserves totaling $5.6 million, which were included in the $20.3 million allowance for loan losses. Also included in impaired loans were two C&I loans, two CRE loans and three private banking loans with a combined balance of $5.7 million as of December 31, 2014, with no corresponding specific reserve since these loans had a net realizable value which management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	March 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$6,470	$—	$640	$7,110
Collectively evaluated for impairment	7,721	4,973	1,401	14,095
Total allowance for loan losses	$14,191	$4,973	$2,041	$21,205
Portfolio loans:
Individually evaluated for impairment	$24,553	$2,912	$2,025	$29,490
Collectively evaluated for impairment	633,341	751,477	1,062,822	2,447,640
Total portfolio loans	$657,894	$754,389	$1,064,847	$2,477,130

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,902	$—	$681	$5,583
Collectively evaluated for impairment	8,599	4,755	1,336	14,690
Total allowance for loan losses	$13,501	$4,755	$2,017	$20,273
Portfolio loans:
Individually evaluated for impairment	$25,193	$3,498	$2,069	$30,760
Collectively evaluated for impairment	652,300	729,759	987,233	2,369,292
Total portfolio loans	$677,493	$733,257	$989,302	$2,400,052

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$564	$528
Non-accrual loans	20,388	14,107
Total troubled debt restructurings	$20,952	$14,635

Of the non-accrual loans as of March 31, 2015, six C&I loans and two residential mortgage loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of March 31,

2015. The aggregate recorded investment of these loans was $21.0 million. There were unused commitments of $492,000 on these loans as of March 31, 2015, of which $39,000 was related to an accruing TDR.

Of the non-accrual loans as of December 31, 2014, three C&I loans, one CRE loan and two residential mortgage loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2014. The aggregate net carrying value of these loans was $14.6 million. There were unused commitments of $175,000 on these loans as of December 31, 2014, of which $54,000 was related to an accruing TDR.

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. There was one private banking loan for $1.1 million that was modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2015. This loan was already in non-accrual status and is fully secured by residential property. There were no payment defaults during the three months ended March 31, 2014, for loans modified as TDRs within twelve months of the corresponding balance sheet date.

The financial effects of modifications made to loans designated as TDRs during the three months ended March 31, 2015, were as follows:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term and deferred principal	1	$433	$398	$433	$398
Deferred principal	2	6,849	6,544	1,500	1,947
Total	3	$7,282	$6,942	$1,933	$2,345

There were no modifications made during the three months ended March 31, 2014.

Other Real Estate Owned

During the three months ended March 31, 2015, we acquired a property related to an impaired loan for $396,000 based on the appraised value, less estimated selling costs. As of March 31, 2015 and December 31, 2014, the balance of the other real estate owned portfolio was $1.8 million and $1.4 million, respectively.

[5] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	March 31, 2015	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$193,060	$177,606
Interest-bearing checking accounts	0.00 to 0.50%	0.43%	0.42%	118,364	75,679
Money market deposit accounts	0.05 to 0.85%	0.39%	0.39%	1,269,738	1,244,921
Total demand and savings accounts				1,581,162	1,498,206
Time deposits	0.05 to 5.21%	0.76%	0.69%	860,794	838,747
Total deposit balance				$2,441,956	$2,336,953
Average rate paid on interest-bearing accounts		0.53%	0.51%

As of March 31, 2015 and December 31, 2014, the Bank had total brokered deposits of $951.0 million and $882.6 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $452.2 million and $419.1 million as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $395.8 million and $376.6 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
12 months or less	$691,028	$722,752
12 months to 24 months	133,956	111,865
24 months to 36 months	35,661	4,130
36 months to 48 months	149	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$860,794	$838,747

Interest expense on deposits is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Interest-bearing checking accounts	$120	$6
Money market deposit accounts	1,220	880
Time deposits	1,552	1,539
Total interest expense on deposits	$2,892	$2,425

[6] BORROWINGS

As of March 31, 2015 and December 31, 2014, borrowings were comprised of the following:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 3/31/2015	0.36%	$15,000	4/1/2015		$—
Issued 4/7/2014	0.34%	25,000	4/7/2015	0.34%	25,000	4/7/2015
Issued 4/7/2014	0.38%	25,000	6/8/2015	0.38%	25,000	6/8/2015
Issued 4/7/2014	0.44%	25,000	9/8/2015	0.44%	25,000	9/8/2015
Issued 5/5/2014		—		0.33%	25,000	2/5/2015
Issued 12/31/2014		—		0.27%	30,000	1/2/2015
Subordinated notes payable	5.75%	35,000	7/1/2019	5.75%	35,000	7/1/2019
Total		$125,000			$165,000

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

The Bank's borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of March 31, 2015, the Bank’s borrowing capacity is based on the information provided in the December 31, 2014, QCR filing. As of March 31, 2015, the Bank had securities held in safekeeping at the FHLB with a fair value of $7.7 million, combined with pledged loans of $609.0 million, for a total borrowing capacity of $343.5 million, net of $90.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2014, there was $130.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of March 31, 2015, the full amount of these established lines were available to the Bank.

[7] REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 ("CET 1"), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

Financial depository institutions are categorized as well capitalized if they meet minimum Total risk-based, Tier 1 risk-based, CET 1 risk-based and Tier 1 leverage ratios (Tier 1 capital to average assets) as set forth in the tables below. Based upon the information in the most recently filed Call Report, the Bank exceeded the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report that management believes have changed the Bank’s capital, as presented below.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. When fully phased in, Basel III, which began phasing in on January 1, 2015, will replace the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings. The overall net impact of applying Basel III regulatory rules to the Company and the Bank was an increase to the risk-based capital ratios as of March 31, 2015. This increase resulted primarily from the reduced risk-weighted capital treatment for certain of the Bank's private banking channel non-purpose margin loans, which are over-collateralized by liquid and marketable securities that are priced and monitored daily.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$317,335	14.39%	$176,470	8.00%	N/A	N/A
Bank	$297,178	13.65%	$174,209	8.00%	$217,761	10.00%
Tier 1 risk-based capital ratio
Company	$267,570	12.13%	$132,353	6.00%	N/A	N/A
Bank	$275,389	12.65%	$130,657	6.00%	$174,209	8.00%
Common equity tier 1 risk-based capital ratio
Company	$267,570	12.13%	$99,264	4.50%	N/A	N/A
Bank	$275,389	12.65%	$97,993	4.50%	$141,545	6.50%
Tier 1 leverage ratio
Company	$267,570	9.42%	$113,600	4.00%	N/A	N/A
Bank	$275,389	9.80%	$112,433	4.00%	$140,542	5.00%

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

As part of its operating and financial strategies, the Company has not paid dividends to its holders of its common shares since its inception in 2007.

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2015, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. The Company’s contribution expense was $187,000 and $125,000 for the three months ended March 31, 2015 and 2014, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three months ended March 31, 2015 and 2014, the Company recorded expense related to SERP of $192,000 and $141,000, respectively, utilizing a discount rate of 2.98% and 3.56%, respectively, and the recorded liability related to the SERP plan was $1.5 million and $1.3 million as of March 31, 2015 and December 31, 2014, respectively.

[9] STOCK TRANSACTIONS

In October 2014, the Board of Directors authorized the repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock through December 31, 2015. The Company repurchased a total of 678,891 shares for approximately $6.7 million during the three months ended December 31, 2014, at an average cost of $9.94 per share. The Company repurchased a total of 308,342 shares for approximately $3.0 million during the three months ended March 31, 2015, at an average cost of $9.72 per share.

The tables below show the changes in the common shares during the periods indicated.

Number of Common Shares Outstanding
Balance, December 31, 2013	28,690,279
Issuance of restricted common stock	—
Purchase of treasury stock	—
Balance, March 31, 2014	28,690,279

Balance, December 31, 2014	28,060,888
Issuance of restricted common stock	255,916
Purchase of treasury stock	(308,342)
Balance, March 31, 2015	28,008,462

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014

Net income available to common shareholders	$5,056	$4,616

Basic shares	27,891,931	28,690,279
Non-vested restricted stock - dilutive	2,398	—
Stock options - dilutive	59,415	494,099
Diluted shares	27,953,744	29,184,378

Earnings per common share:
Basic	$0.18	$0.16
Diluted	$0.18	$0.16

	Three Months Ended March 31,
	2015	2014
Anti-dilutive shares (1)	2,345,393	362,732

(1)	Included stock options and non-vested restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[11] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts related to certain of the Company’s fixed-rate loan assets. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers while at the same time the Company enters into an offsetting derivative transaction in order to eliminate its interest rate risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2015 and December 31, 2014:

	Asset Derivatives		Liability Derivatives
	as of March 31, 2015		as of March 31, 2015
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$389
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,644	Other liabilities	$9,384

	Asset Derivatives		Liability Derivatives
	as of December 31, 2014		as of December 31, 2014
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$442
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$6,327	Other liabilities	$6,849

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2015, the Company had five interest rate swaps, with a notional amount of $7.4 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for three months ended March 31, 2015 and 2014. There were no counterparty default losses on derivatives for the three months ended March 31, 2015 and 2014.

For the five derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2015, the Company recognized no gains in non-interest income related to hedge ineffectiveness as compared to gains of $3,000 during the three months ended March 31, 2014. The Company also recognized a decrease to interest income of $82,000 and $83,000 for the three months ended March 31, 2015 and 2014, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2015, the Company had 118 derivative transactions with an aggregate notional amount of $413.4 million related to this program. During the three months ended March 31, 2015 and 2014, the Company recognized net losses of $217,000 and $105,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended March 31,
(Dollars in thousands)		2015	2014
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(82)	$(83)
	Non-interest income	—	3
Total		$(82)	$(80)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(217)	$(105)
Total		$(217)	$(105)

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

As of March 31, 2015, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $9.7 million. As of March 31, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions as of March 31, 2015, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$23,259	$—	$23,259
Trust preferred securities	—	17,002	—	17,002
Non-agency mortgage-backed securities	—	9,474	—	9,474
Agency collateralized mortgage obligations	—	55,049	—	55,049
Agency mortgage-backed securities	—	30,848	—	30,848
Agency debentures	—	8,705	—	8,705
Equity securities	8,092	—	—	8,092
Interest rate swaps	—	8,644	—	8,644
Total financial assets	8,092	152,981	—	161,073

Financial liabilities:
Interest rate swaps	—	9,773	—	9,773
Total financial liabilities	$—	$9,773	$—	$9,773

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$31,668	$—	$31,668
Trust preferred securities	—	16,801	—	16,801
Non-agency mortgage-backed securities	—	11,585	—	11,585
Agency collateralized mortgage obligations	—	56,863	—	56,863
Agency mortgage-backed securities	—	32,880	—	32,880
Agency debentures	—	8,737	—	8,737
Equity securities	8,038	—	—	8,038
Interest rate swaps	—	6,327	—	6,327
Total financial assets	8,038	164,861	—	172,899

Financial liabilities:
Interest rate swaps	—	7,291	—	7,291
Total financial liabilities	$—	$7,291	$—	$7,291

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$22,380	$22,380
Other real estate owned	—	—	1,766	1,766
Total assets	$—	$—	$24,146	$24,146

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$25,177	$25,177
Other real estate owned	—	—	1,370	1,370
Total assets	$—	$—	$26,547	$26,547

As of March 31, 2015, the Company recorded $7.1 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $7.6 million, and as a result of adjusting the value based upon the discounted cash flow to $14.8 million as of March 31, 2015.

As of December 31, 2014, the Company recorded $5.6 million of specific reserves to allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $7.6 million, and as a result of adjusting the value based upon the discounted cash flow to $17.6 million as of December 31, 2014.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$7,572	Appraisal value	Discount due to salability conditions	2%

Loans measured for impairment, net	$14,808	Discounted cash flow	Discount due to restructured nature of operations	7%

Other real estate owned	$1,766	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$114,554	$114,554	$105,710	$105,710
Investment securities available-for-sale: debt	2	144,337	144,337	158,534	158,534
Investment securities available-for-sale: equity	1	8,092	8,092	8,038	8,038
Investment securities held-to-maturity	2	37,221	37,990	39,591	40,113
Loans held-for-investment, net	3	2,455,925	2,455,388	2,379,779	2,376,075
Accrued interest receivable	2	6,159	6,159	6,279	6,279
Investment management fees receivable	2	6,442	6,442	6,818	6,818
Federal Home Loan Bank stock	2	4,130	4,130	5,730	5,730
Bank owned life insurance	2	53,714	53,714	53,323	53,323
Interest rate swaps	2	8,644	8,644	6,327	6,327
Other real estate owned	3	1,766	1,766	1,370	1,370

Financial liabilities:
Deposits	2	$2,441,956	$2,442,648	$2,336,953	$2,337,734
Borrowings	2	125,000	125,511	165,000	165,163
Interest rate swaps	2	9,773	9,773	7,291	7,291

During the three months ended March 31, 2015 and 2014, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2015 and December 31, 2014:

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended March 31,
	2015	2014
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(627)	$(1,744)
Increase (decrease) in unrealized holding gains (losses)	293	1,273
Gains reclassified from other comprehensive income (loss) (1)	(11)	(651)
Net other comprehensive income (loss)	282	622
Balance, end of period	$(345)	$(1,122)

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $17,000 and $1.0 million, net of income tax expense of $6,000 and $363,000 for the three months ended March 31, 2015 and 2014, respectively.

[14] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[15] SEGMENTS

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

The following tables provide financial information for the two segments of the Company as of and for the periods indicated.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Assets:	(unaudited)
Bank	$2,851,835	$2,784,368
Investment management	64,276	62,489
Total assets	$2,916,111	$2,846,857

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Dollars in thousands)	Bank	Investment Management	Consolidated	Bank	Investment Management	Consolidated
Income statement data:	(unaudited)			(unaudited)
Interest income	$19,995	$—	$19,995	$18,308	$—	$18,308
Interest expense	3,539	—	3,539	2,446	—	2,446
Net interest income	16,456	—	16,456	15,862	—	15,862
Provision for loan losses	925	—	925	608	—	608
Net interest income after provision for loan losses	15,531	—	15,531	15,254	—	15,254
Non-interest income:
Investment management fees	—	7,655	7,655	—	2,454	2,454
Net gain on the sale of investment securities available-for-sale	17	—	17	1,014	—	1,014
Other non-interest income	1,385	1	1,386	1,012	—	1,012
Total non-interest income	1,402	7,656	9,058	2,026	2,454	4,480
Non-interest expense:
Intangible amortization expense	—	389	389	—	130	130
Other non-interest expense	11,215	5,498	16,713	10,863	1,799	12,662
Total non-interest expense	11,215	5,887	17,102	10,863	1,929	12,792
Income before tax	5,718	1,769	7,487	6,417	525	6,942
Income tax expense	1,743	688	2,431	2,105	221	2,326
Net income	$3,975	$1,081	$5,056	$4,312	$304	$4,616
The Investment Management segment activity began on March 5, 2014, upon closing of the Chartwell acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three months ended March 31, 2015. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2015.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Deterioration of our asset quality;

•	Our ability to prudently manage our growth and execute our strategy;

•	Changes in the value of collateral securing our loans;

•	Business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	Changes in management personnel;

•	Our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	Our ability to provide investment management performance competitive with our peers and benchmarks;

•	Operational risks associated with our business;

•	Volatility and direction of market interest rates;

•	Increased competition in the financial services industry, particularly from regional and national institutions;

•	Changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

•	Further government intervention in the U.S. financial system;

•	Natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	Other factors that are discussed in the section entitled “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC on February 23, 2015, which is accessible at www.sec.gov.

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

For the three months ended March 31, 2015, our net income was $5.1 million compared to $4.6 million for the same period in 2014, an increase of $440,000, or 9.5%, primarily due to the net impact of (1) a $594,000, or 3.7%, increase in our net interest income, (2) an increase in provision for loan losses of $317,000, (3) an increase in non-interest income of $4.6 million largely related to investment management fees, higher swap fees and FHLB dividends partially offset by lower net gain on the sale of investment securities available-for-sale, (4) an increase of $4.3 million in our non-interest expense largely related to the addition of Chartwell and (5) a $105,000 increase in income taxes.

Our diluted EPS was $0.18 for the three months ended March 31, 2015, compared to $0.16 for the same period in 2014. The increase is a result of an increase of $440,000, or 9.5%, in our net income and lower dilutive average shares largely related to the purchase of treasury stock.

Our annualized return on average assets was 0.71% for the three months ended March 31, 2015, as compared to 0.80% for the same period in 2014 due to lower net interest margin. Our annualized return on average equity was 6.66%, for the three months ended March 31, 2015, as compared to 6.29% for the same period in 2014.

For the three months ended March 31, 2015, the Bank's efficiency ratio was 62.86%, as compared to 64.11% (adjusted for non-recurring acquisition costs), for the same period in 2014, primarily as a result of higher total revenue outpacing our increase in expenses for the three months ended March 31, 2015. Our non-interest expense to average assets for the three months ended March 31, 2015, was 2.41%, compared to 2.22%, for the same period in 2014. The increase is due to the addition of Chartwell operating expenses since the closing of the Chartwell acquisition in March 2014.

For the three months ended March 31, 2015, total revenue increased $6.2 million, or 31.9%, to $25.5 million from $19.3 million for the same period in 2014, driven by two additional months of Chartwell's revenue and growth in our loan income and swap fees. Pre-tax, pre-provision net revenue increased $1.9 million, or 28.4%, to $8.4 million for the three months ended March 31, 2015, from $6.5 million for the same period in 2014, primarily resulting from the Chartwell acquisition.

Our annualized net interest margin was 2.44% for the three months ended March 31, 2015, as compared to 2.86%, for the same period in 2014. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. In addition, net interest margin was impacted by the additional interest expense from our June 2014 subordinated debt placement.

TriState Capital Holdings’ total risk-based capital ratio increased to 14.39% as of March 31, 2015, from 11.02% as of December 31, 2014. TriState Capital Bank’s total risk-based capital ratio increased to 13.65% as of March 31, 2015, from 10.69% as of December 31, 2014. The increase in the risk-based capital ratios are primarily due to the new Basel III capital rules effective January 1, 2015. The Company benefits from risk-weighted capital treatment recognizing the lower-risk profile of our private banking channel non-purpose margin loans, which are over-collateralized by cash and marketable securities that are priced and monitored daily. This implementation had the favorable net effect of making $70 million of regulatory capital available to the Bank in the first quarter of 2015.

Total assets of $2.9 billion as of March 31, 2015, increased $69.3 million, or 9.9% on an annualized basis, from December 31, 2014. Total loans grew by $77.1 million to $2.5 billion as of March 31, 2015, an annualized increase of 13.0% from December 31, 2014, as a result of growth in our private banking and commercial real estate loan portfolios. Total deposits increased $105.0 million, or 18.2% on an annualized basis, to $2.4 billion as of March 31, 2015, from December 31, 2014.

Non-performing assets to total assets decreased to 1.05% as of March 31, 2015, from 1.11% as of December 31, 2014, due to $910,000 in paydowns to non-performing loans during the three months ended March 31, 2015. Annualized net charge-offs to average loans for the three months ended March 31, 2015, was 0.00%, as compared to 0.19% for the same period in 2014.

The allowance for loan losses to total loans increased to 0.86% as of March 31, 2015, from 0.84% as of December 31, 2014. The allowance for loan losses to non-performing loans increased to 73.31% as of March 31, 2015, from 67.06% as of December 31, 2014. This change was primarily due to increased reserves on non-performing loans as of March 31, 2015. Provision for loan losses was $925,000 for the three months ended March 31, 2015, as compared to $608,000 for the same period in 2014.

Our book value per common share increased $0.12 or 1.1%, to $11.00 as of March 31, 2015, from $10.88 as of December 31, 2014, largely as a result of our net income. Our tangible equity to tangible assets ratio decreased to 8.94% as of March 31, 2015, from 9.05% as of December 31, 2014, primarily the result of the purchase of treasury stock.

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

(Dollars in thousands, except share and per share data)	March 31, 2015	December 31, 2014
Tangible equity to tangible assets:
Total shareholders' equity	$308,169	$305,390
Less: intangible assets	51,985	52,374
Tangible equity	$256,184	$253,016
Total assets	$2,916,111	$2,846,857
Less: intangible assets	51,985	52,374
Tangible assets	$2,864,126	$2,794,483
Tangible equity to tangible assets	8.94%	9.05%

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Pre-tax, pre-provision net revenue:
Net interest income	$16,456	$15,862
Total non-interest income	9,058	4,480
Less: net gain on the sale of investment securities available-for-sale	17	1,014
Total revenue	25,497	19,328
Less: total non-interest expense	17,102	12,792
Pre-tax, pre-provision net revenue	$8,395	$6,536

Efficiency ratio:
Total non-interest expense (numerator)	$17,102	$12,792
Total revenue (denominator)	$25,497	$19,328
Efficiency ratio	67.07%	66.18%

Efficiency ratio, as adjusted:
Less: non-recurring expenses (1)	$—	$45
Less: intangible amortization expenses	389	130
Total non-interest expense, as adjusted (numerator)	$16,713	$12,617
Total revenue (denominator)	$25,497	$19,328
Efficiency ratio, as adjusted	65.55%	65.28%

(1)	Nonrecurring expenses include costs associated with the Chartwell transaction.

BANK SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Bank pre-tax, pre-provision net revenue:
Net interest income	$16,456	$15,862
Total non-interest income	1,402	2,026
Less: net gain on the sale of investment securities available-for-sale	17	1,014
Total revenue	17,841	16,874
Less: total non-interest expense	11,215	10,863
Pre-tax, pre-provision net revenue	$6,626	$6,011

Bank efficiency ratio:
Total non-interest expense (numerator)	$11,215	$10,863
Total revenue (denominator)	$17,841	$16,874
Efficiency ratio	62.86%	64.38%

Bank efficiency ratio, as adjusted:
Less: non-recurring expenses (1)	$—	$45
Total non-interest expense, as adjusted (numerator)	$11,215	$10,818
Total revenue (denominator)	$17,841	$16,874
Efficiency ratio, as adjusted	62.86%	64.11%

(1)	Nonrecurring expenses include costs associated with the Chartwell transaction.

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 64.5% and 82.1% of total revenue for the three months ended March 31, 2015 and 2014, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Interest income	$19,995	$18,308
Fully taxable equivalent adjustment	58	58
Interest income adjusted	20,053	18,366
Less: interest expense	3,539	2,446
Net interest income adjusted	$16,514	$15,920

Yield on earning assets	2.96%	3.30%
Cost of interest-bearing liabilities	0.60%	0.52%
Net interest spread	2.36%	2.78%
Net interest margin (1)	2.44%	2.86%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended March 31, 2015 and 2014. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$118,761	$102	0.35%	$181,784	$150	0.33%
Federal funds sold	5,807	1	0.07%	7,567	1	0.05%
Investment securities available-for-sale	161,484	488	1.23%	187,882	664	1.43%
Investment securities held-to-maturity	35,744	352	3.99%	25,253	217	3.48%
Total loans	2,425,211	19,110	3.20%	1,857,570	17,334	3.78%
Total interest-earning assets	2,747,007	20,053	2.96%	2,260,056	18,366	3.30%
Other assets	133,204			73,251
Total assets	$2,880,211			$2,333,307

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$115,543	$120	0.42%	$24,106	$6	0.10%
Money market deposit accounts	1,259,148	1,220	0.39%	961,955	880	0.37%
Time deposits (excluding CDARS®)	442,402	987	0.90%	466,372	986	0.86%
CDARS® time deposits	422,955	565	0.54%	420,170	553	0.53%
Borrowings:
FHLB borrowing	100,389	93	0.38%	20,222	21	0.42%
Subordinated notes payable	35,000	554	6.42%	—	—	—%
Total interest-bearing liabilities	2,375,437	3,539	0.60%	1,892,825	2,446	0.52%
Noninterest-bearing deposits	161,850			125,772
Other liabilities	35,147			16,924
Shareholders' equity	307,777			297,786
Total liabilities and shareholders' equity	$2,880,211			$2,333,307

Net interest income (1)		$16,514			$15,920
Net interest spread			2.36%			2.78%
Net interest margin (1)			2.44%			2.86%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended March 31, 2015 and 2014. Net interest income, calculated on a fully taxable equivalent basis, increased $594,000 or 3.7%, to $16.5 million for the three months ended March 31, 2015, from $15.9 million for the same period in 2014. The increase in net interest income for the three months ended March 31, 2015, was primarily attributable to a $487.0 million, or 21.5%, increase in average interest-earning assets driven largely by loan growth, while net interest margin decreased to 2.44% for the three months ended March 31, 2015, as compared to 2.86% for the same period in 2014. The increase in net interest income reflects an increase of $1.7 million, or 9.2%, in interest income, partially offset by an increase of $1.1 million, or 44.7%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $567.6 million, or 30.6%, which is our primary earning asset and the Bank's core business, as well as an increase of $10.5 million in average investment securities held-to-maturity, partially offset by a decrease of $26.4 million, or 14.1%, in average investment securities available-for-sale, a decrease of 58 basis points in yield on our loans and a decrease of 20 basis points in yield on investment securities available-for-sale. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. The overall yield on interest-earning assets declined 34 basis points to 2.96% for the three months ended March 31, 2015, as compared to 3.30% for the same period in 2014, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio.

Interest expense on interest-bearing liabilities of $3.5 million, for the three months ended March 31, 2015, increased $1.1 million or 44.7% from the same period in 2014 as a result of an increase of $482.6 million or 25.5% in average interest-bearing liabilities for the three months ended March 31, 2015, coupled with an increase of eight basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2014. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and the issuance of subordinated debt, partially offset by a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $297.2 million, or 30.9%, in average money market deposit accounts and an increase of $91.4 million, in average interest-bearing checking accounts, an increase in average FHLB borrowings of $80.2 million and the $35.0 million issuance of subordinated debt.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended March 31, 2015 and 2014. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2015 over 2014
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$6	$(54)	$(48)
Federal funds sold	—	—	—
Investment securities available-for-sale	(89)	(87)	(176)
Investment securities held-to-maturity	35	100	135
Total loans	(2,975)	4,751	1,776
Total increase (decrease) in interest income	(3,023)	4,710	1,687

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	52	62	114
Money market deposit accounts	55	285	340
Time deposits (excluding CDARS®)	53	(52)	1
CDARS® time deposits	8	4	12
Borrowings:
FHLB borrowing	(2)	74	72
Subordinated notes payable	—	554	554
Total increase (decrease) in interest expense	166	927	1,093
Total increase (decrease) in net interest income	$(3,189)	$3,783	$594

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

Provision for Loan Losses for the Three Months Ended March 31, 2015 and 2014. We recorded a $925,000 and $608,000 provision for loan losses for the three months ended March 31, 2015 and 2014, respectively. The provision for the three months ended March 31, 2015, was comprised of the net increase of $1.6 million in specific reserves on non-performing commercial and industrial loans and an increase of $218,000 in the general reserve of the commercial real estate portfolio due to growth, partially offset by a decrease of $878,000 in commercial and industrial general reserves primarily due to overall decreases in this loan portfolio. The provision for loan losses for the three months ended March 31, 2014, was the result of an increase in specific reserves on commercial and industrial loans (of which a portion was subsequently charged-off) partially offset by a decrease in specific reserves on one commercial and industrial loan which paid off and a decrease in the general reserve of the commercial real estate portfolio.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees for Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. In addition, from time to time as opportunities arise, we sell portions of our investment securities available-for-sale portfolio. Gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses is impacted by a number of factors, including the nature of the security sold, the purpose of the sale, the interest rate environment and other market conditions.

The following table presents the components of our non-interest income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
		Investment			Investment
(Dollars in thousands)	Bank	Management	Consolidated	Bank	Management	Consolidated
Investment management fees	$—	$7,655	$7,655	$—	$2,454	$2,454
Service charges	163	—	163	130	—	130
Net gain on the sale of investment securities available-for-sale	17	—	17	1,014	—	1,014
Swap fees	317	—	317	154	—	154
Commitment and other fees	507	—	507	494	—	494
Other income (1)	398	1	399	234	—	234
Total non-interest income	$1,402	$7,656	$9,058	$2,026	$2,454	$4,480

(1)	Other income includes such items as income from BOLI, unrealized gain (loss) on swaps, FHLB stock dividends, gain on the sale of loans and other general operating income.

Non-Interest Income for the Three Months Ended March 31, 2015 and 2014. Our non-interest income was $9.1 million for the three months ended March 31, 2015, an increase of $4.6 million, or 102.2%, from $4.5 million for the same period in 2014, primarily related to increases in investment management fees, swap fees and other income partially offset by lower net gain on the sale of investment securities available-for-sale.

Investment Management Segment:

•
Investment management fees were $7.7 million for the three months ended March 31, 2015, which represented three months of revenue for Chartwell, as compared to $2.5 million for the three months ended March 31, 2014, which represented only one month of revenue for Chartwell. Assets under management increased $133.0 million to $8.1 billion as of March 31, 2015, as compared to $8.0 billion as of March 31, 2014.

Bank Segment:

•	Net gain on the sale of investment securities available-for-sale was $17,000 for the three months ended March 31, 2015, compared to $1.0 million for the same period in 2014.

•
Swap fees of $317,000 for the three months ended March 31, 2015, increased $163,000, as compared to $154,000 for the same period in 2014, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations of market conditions.

•
Other income of $398,000 for the three months ended March 31, 2015, increased $164,000, as compared to $234,000 for the same period in 2014, primarily due to $192,000 higher dividends on FHLB stock and $77,000 higher income from BOLI as a result of an increase in our investment, partially offset by $105,000 lower income resulting from a decrease in the fair values of our swaps.

Non-Interest Expense

Our non-interest expense represents the operating cost of maintaining and growing our business. The largest portion of non-interest expense for each segment is compensation and employee benefits, which include employee payroll expense as well as the cost of incentive compensation, benefit plans, health insurance and payroll taxes, all of which are impacted by the growth in our employee base, coupled with increases in the level of compensation and benefits of our existing employees.

The following table presents the components of our non-interest expense by operating segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
		Investment			Investment
(Dollars in thousands)	Bank	Management	Consolidated	Bank	Management	Consolidated
Compensation and employee benefits	$6,838	$4,576	$11,414	$6,746	$1,492	$8,238
Premises and occupancy costs	935	187	1,122	844	61	905
Professional fees	780	96	876	885	15	900
FDIC insurance expense	468	—	468	408	—	408
General insurance expense	245	49	294	241	12	253
State capital shares tax	273	—	273	314	—	314
Travel and entertainment expense	360	166	526	357	78	435
Data processing expense	262	—	262	223	—	223
Intangible amortization expense	—	389	389	—	130	130
Other operating expenses (1)	1,054	424	1,478	845	141	986
Total non-interest expense	$11,215	$5,887	$17,102	$10,863	$1,929	$12,792

Full-time equivalent employees (2)	133	53	186	125	47	172

(1)
Other operating expenses includes such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended March 31, 2015 and 2014. Our non-interest expense for the three months ended March 31, 2015, increased $4.3 million, or 33.7%, as compared to the same period in 2014, of which $352,000 relates to the increase in expenses of the Bank segment and $4.0 million relates to the increase in expenses of the Investment Management segment, which commenced activity on March 5, 2014. The significant changes in each segment's expenses are described below.

Investment Management Segment:

•
Non-interest expense for the Investment Management segment increased by $4.0 million for the three months ended March 31, 2015, to $5.9 million which represented three months of Chartwell's expenses as compared to $1.9 million for the same period in 2014, which represented only one month of expenses.

Bank Segment:

•
Premise and occupancy costs increased $91,000 for the three months ended March 31, 2015, compared to the same period in 2014 due to increases in rent expense and depreciation related to the expansion of the Pittsburgh office.

•	Professional fees decreased $105,000 for the three months ended March 31, 2015, compared to the same period in 2014 due to lower legal fees and investment advisory fees.

•	FDIC insurance expense increased $60,000 for the three months ended March 31, 2015, as compared to the same period in 2014, largely related to increased asset levels.

•	Other operating expenses for the three months ended March 31, 2015, increased by $209,000, compared to the same period in 2014, largely related to higher charitable contributions.

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

Income Taxes for the Three Months Ended March 31, 2015 and 2014. For the three months ended March 31, 2015, we recognized income tax expense of $2.4 million or 32.5% of income before tax, as compared to income tax expense of $2.3 million, or 33.5%, of income before tax, for the same period in 2014. Our effective tax rate of 32.5% for the three months ended March 31, 2015, increased as compared to the effective tax rate of 30.4% for the year ended December 31, 2014, as a result of estimated income related to the Investment Management segment. Our effective tax rate for the three months ended March 31, 2014, was not indicative of the full year effective tax rate for 2014 due to tax credits generated later in the year.

Financial Condition

Our total assets as of March 31, 2015, were $2.9 billion which was an increase of $69.3 million or 9.9% on an annualized basis, from December 31, 2014, driven primarily by growth in our loan portfolio. As of March 31, 2015, our loan portfolio increased $77.1 million or 13.0% on an annualized basis, to $2.5 billion, as compared to December 31, 2014. Total investment securities decreased $16.5 million or 32.5% on an annualized basis, to $189.7 million, as of March 31, 2015, from $206.2 million, as of December 31, 2014, as a result of the net activity of sales, repayments and purchases of certain securities. Cash and cash equivalents increased $8.8 million, to $114.6 million, as of March 31, 2015, from $105.7 million, as of December 31, 2014. Our total deposits increased $105.0 million, or 18.2% on an annualized basis, to $2.4 billion as of March 31, 2015, to fund loan growth and pay down borrowings. Borrowings decreased $40.0 million, to $125.0 million, as of March 31, 2015, compared to December 31, 2014. Our shareholders' equity increased $2.8 million to $308.2 million as of March 31, 2015, compared to $305.4 million as of December 31, 2014. This increase was primarily the result of $5.1 million in net income, an increase of $282,000 in other comprehensive income (loss), which represents the change in the unrealized loss on our investment portfolio (net of deferred taxes) and the impact of $439,000 in stock-based compensation, offset by the purchase of $3.0 million in treasury stock.

Loans

The Bank's primary source of income is interest on loans. Our loan portfolio consists primarily of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. Our loan portfolio represents the highest yielding component of our earning asset base.

The following table presents the composition of our loan portfolio by channel, as of the dates indicated:

(Dollars in thousands)	March 31, 2015	Percent of Total Loans	December 31, 2014	Percent of Total Loans
Private banking channel loans	$1,064,847	43.0%	$989,302	41.2%
Middle-market banking channel loans:
Commercial and industrial	657,894	26.6%	677,493	28.2%
Commercial real estate	754,389	30.4%	733,257	30.6%
Total middle-market banking channel loans	1,412,283	57.0%	1,410,750	58.8%
Total loans	$2,477,130	100.0%	$2,400,052	100.0%

Total loans. Total loans increased by $77.1 million or 13.0% on an annualized basis, to $2.5 billion as of March 31, 2015, as compared to December 31, 2014. Our growth for the three months ended March 31, 2015, was comprised of an increase in private banking loans of $75.5 million or 31.0% annualized, a decrease in commercial and industrial loans of $19.6 million or 11.7% annualized, and an increase in commercial real estate loans of $21.1 million or 11.7% annualized.

Primary Loan Categories by Channel

Private Banking Channel Loans. Our private banking loans include personal and commercial loans, which are sourced through our private banking channel that operates on a national basis. These loans consist primarily of loans made to high-net-worth individuals and/or trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking channel loan portfolio.

As of March 31, 2015 there was $899.2 million or 84.4% of private banking channel loans that were secured by cash and marketable securities as compared to $803.5 million or 81.2%, as of December 31, 2014. The growth in loans secured by cash and marketable securities is expected to continue as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile. On a daily basis, we price and monitor the collateral of these non-purpose margin loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Private banking channel loans:
Secured by real estate	$143,552	$161,568
Secured by cash and marketable securities	899,182	803,453
Other	22,113	24,281
Total private banking channel loans	$1,064,847	$989,302

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

As of March 31, 2015, $535.2 million of total commercial real estate loans were at a floating rate and $219.1 million were at a fixed rate, as compared to $512.5 million and $220.8 million, respectively, as of December 31, 2014.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	March 31, 2015
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$101,732	$515,761	$40,401	$657,894
Commercial real estate	134,168	416,618	203,603	754,389
Private banking	886,845	116,402	61,600	1,064,847
Total loans	$1,122,745	$1,048,781	$305,604	$2,477,130

Interest rate sensitivity:
Fixed interest rates	$87,723	$223,399	$124,902	$436,024
Floating or adjustable interest rates	1,035,022	825,382	180,702	2,041,106
Total loans	$1,122,745	$1,048,781	$305,604	$2,477,130

Interest Reserve Loans

As of March 31, 2015, loans with interest reserves totaled $81.1 million, which represented 3.3% of total loans, as compared to $73.9 million or 3.1% as of December 31, 2014, due to the 11.7% growth in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company's three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of our three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes may impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on management's judgment, as to the probable impact on each loan portfolio and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality at least quarterly.

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014
General reserves	$14,095	$14,690
Specific reserves	7,110	5,583
Total allowance for loan losses	$21,205	$20,273

Allowance for loan losses to total loans	0.86%	0.84%

As of March 31, 2015, we had specific reserves totaling $7.1 million related to five commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $21.9 million. All of these loans were on non-accrual status as of March 31, 2015.

As of December 31, 2014, we had specific reserves totaling $5.6 million related to six commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $25.1 million. All of these loans were on non-accrual status as of December 31, 2014.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$14,191	66.9%	26.6%	$13,501	66.6%	28.2%
Commercial real estate	4,973	23.5%	30.4%	4,755	23.5%	30.6%
Private banking	2,041	9.6%	43.0%	2,017	9.9%	41.2%
Total allowance for loan losses	$21,205	100.0%	100.0%	$20,273	100.0%	100.0%

Allowance for Loan Losses as of March 31, 2015 and December 31, 2014. Our allowance for loan losses increased to $21.2 million, or 0.86%, of total loans as of March 31, 2015, as compared to $20.3 million, or 0.84% of total loans, as of December 31, 2014. The increase in the total reserve was primarily attributable to an increase in the specific reserves for the commercial and industrial loan portfolio and an increase in the general reserves for the commercial real estate portfolio partially offset by a decrease in the general reserves for the commercial and industrial loan portfolio.

Our allowance for loan losses related to commercial and industrial loans increased $690,000, to $14.2 million as of March 31, 2015, as compared to $13.5 million as of December 31, 2014. This increase was primarily attributable to an increase of $1.6 million in specific reserves related to two non-accrual loans, offset by a decrease of $878,000 in general reserves due to overall decreases in the commercial and industrial loan portfolio. Our allowance for loan losses related to commercial real estate loans increased by $218,000, to $5.0 million as of March 31, 2015, as compared to $4.8 million as of December 31, 2014. This increase to the commercial real estate general reserve was primarily attributable to the loan growth in this portfolio. Our allowance for loan losses related to private banking loans only increased $24,000, to $2.0 million as of March 31, 2015, from December 31, 2014, related to growth in this portfolio offset by its continued overall high credit quality.

Net Charge-Offs

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Beginning balance	$20,273	$18,996
Charge-offs:
Commercial and industrial	—	(852)
Commercial real estate	—	—
Private banking	—	—
Total charge-offs	—	(852)
Recoveries:
Commercial and industrial	7	—
Commercial real estate	—	—
Private banking	—	—
Total recoveries	7	—
Net (charge-offs) recoveries	7	(852)
Provision for loan losses	925	608
Ending balance	$21,205	$18,752

Net loan charge-offs to average total loans (1)	—%	0.19%
Provision for loan losses to average total loans (1)	0.15%	0.13%
Allowance for loan losses to net loan charge-offs (1)	n/m	542.70%
Provision for loan losses to net loan charge-offs (1)	n/m	71.36%

(1)	Interim period ratios are annualized.
n/m: Not meaningful

Net Charge-Offs for the Three Months Ended March 31, 2015. Our net loan recoveries of $7,000, or 0.00% of average loans on an annualized basis, for the three months ended March 31, 2015, was related to one commercial and industrial loan.

Net Charge-Offs for the Three Months Ended March 31, 2014. Our net loan charge-offs of $852,000, or 0.19% of average loans on an annualized basis, for the three months ended March 31, 2014, was related to one commercial and industrial loan.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We initially record OREO at the lower of the related original loan balance or fair value, less estimated costs to sell the assets. We account for TDRs in accordance with ASC 310, Receivables.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of March 31, 2015 and December 31, 2014, and there was no interest income recognized on these loans for the three months ended March 31, 2015 and 2014, while these loans were on non-accrual. As of March 31, 2015, non-performing loans were $28.9 million or 1.17% of total loans, compared to $30.2 million or 1.26% of total loans, as of December 31, 2014. We had specific reserves of $7.1 million and $5.6 million as of March 31, 2015 and December 31, 2014, respectively on these non-performing loans. The net loan balance of our non-performing loans was 46.2% and 51.3% of the original loan balance after payments, charge-offs and specific reserves as of March 31, 2015 and December 31, 2014, respectively.

For additional information on our non-performing loans for March 31, 2015 and December 31, 2014, refer to Note 4, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $30.7 million, or 1.05% of total assets, as of March 31, 2015, as compared to $31.6 million, or 1.11% of total assets, as of December 31, 2014. The decrease in non-performing assets was the result of $910,000 in paydowns to non-performing loans in 2015. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of March 31, 2015, we had three OREO properties totaling $1.8 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Non-performing loans:
Commercial and industrial	$23,989	$24,665
Commercial real estate	2,912	3,498
Private banking	2,025	2,069
Total non-performing loans	$28,926	$30,232
Other real estate owned	1,766	1,370
Total non-performing assets	$30,692	$31,602

Non-performing troubled debt restructured loans (1)	$20,388	$14,107
Performing troubled debt restructured loans	$564	$528
Non-performing loans to total loans	1.17%	1.26%
Allowance for loan losses to non-performing loans	73.31%	67.06%
Non-performing assets to total assets	1.05%	1.11%

(1)	Included in total non-performing loans.

Potential Problem Loans

Potential problem loans are those loans that are not categorized as non-performing loans, but where current information indicates that the borrower may not be able to comply with repayment terms. Among other factors, we monitor past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans as we would with other problem loans and consider the effect of any potential loss in determining any provision for probable loan losses. We also assess alternatives to maximize collection of any past due loans, including and without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral or other planned action.

For additional information on the age analysis of past due loans segregated by class of loan for March 31, 2015 and December 31, 2014, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for March 31, 2015 and December 31, 2014, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

Securities, like loans, are subject to interest rate and credit risk. In addition, by their nature, securities classified as available-for-sale or trading are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders' equity. Since March 31, 2014, the Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of March 31, 2015 and December 31, 2014, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds and corporate bonds while our trading portfolio, when active, consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of March 31, 2015, was approximately 1.6, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $152.4 million in investment securities available-for-sale as of March 31, 2015, a decrease of $14.1 million, or 34.4% annualized, from December 31, 2014. This decrease was attributable to the sale of certain corporate bonds and an agency mortgage-backed security during the three months ended March 31, 2015.

On a fair value basis, 80.2% of our available-for-sale investment securities as of March 31, 2015, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2014, floating-rate securities comprised 74.6% of our available-for-sale investment securities.

On a fair value basis, 62.1% of our available-for-sale investment securities as of March 31, 2015, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities, and certain equity securities. As of December 31, 2014, agency securities comprised 59.1% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $37.2 million and $39.6 million in investment securities held-to-maturity as of March 31, 2015 and December 31, 2014, respectively. The decrease of $2.4 million was attributable to the repayment of a called agency debenture partially offset by purchases of municipal securities during the three months ended March 31, 2015. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of March 31, 2015.

Trading Investment Securities. We held no investment securities trading as of March 31, 2015 and December 31, 2014. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$23,275	$16	$32	$23,259
Trust preferred securities	17,480	—	478	17,002
Non-agency mortgage-backed securities	9,518	—	44	9,474
Agency collateralized mortgage obligations	55,021	117	89	55,049
Agency mortgage-backed securities	30,512	454	118	30,848
Agency debentures	8,688	17	—	8,705
Equity securities	8,163	—	71	8,092
Total investment securities available-for-sale	152,657	604	832	152,429
Investment securities held-to-maturity:
Corporate bonds	14,451	474	—	14,925
Municipal bonds	22,770	302	7	23,065
Total investment securities held-to-maturity	37,221	776	7	37,990
Total	$189,878	$1,380	$839	$190,419

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

The change in the fair values of our municipal bonds, agency debentures and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities and certain equity securities, management evaluates the underlying issuer's financial performance and related credit rating information through a review of publicly available financial statements. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of March 31, 2015. Expected maturities will differ from contractual maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$23,259	0.84%	$—	—%	$—	—%	$23,259	0.84%
Trust preferred securities	—	—%	—	—%	—	—%	17,002	2.10%	17,002	2.10%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	9,474	0.79%	9,474	0.79%
Agency collateralized mortgage obligations	—	—%	—	—%	1,734	0.68%	53,315	0.60%	55,049	0.60%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	30,848	1.48%	30,848	1.48%
Agency debentures	—	—%	4,002	1.35%	4,703	1.77%	—	—%	8,705	1.58%
Total investment securities available-for-sale	—		27,261		6,437		110,639		144,337
Weighted average yield		—%		0.91%		1.48%		1.09%		1.08%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,350	6.38%	9,575	5.34%	—	—%	14,925	5.70%
Municipal bonds	—	—%	3,237	1.95%	14,399	2.64%	5,429	3.08%	23,065	2.65%
Total investment securities held-to-maturity	—		8,587		23,974		5,429		37,990
Weighted average yield		—%		4.64%		3.72%		3.08%		3.83%
Total debt securities	$—		$35,848		$30,411		$116,068		$182,327
Weighted average yield		—%		1.78%		3.24%		1.19%		1.64%

The table above excludes equity securities because they have an indefinite maturity. For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets and we source deposits through multiple channels. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. These sources primarily include deposits from high-net-worth individuals, family offices, trust companies, wealth management firms, middle-market businesses and their executives, and other financial institutions. We compete for deposits by offering a range of products and services to our customers, at competitive rates. We believe that our deposit base is stable, diversified and provides a low all-in cost. We further believe we have the ability to attract new deposits that will contribute to funding our projected loan growth.

As of March 31, 2015, we consider approximately 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$115,543	0.42%	$24,106	0.10%
Money market deposit accounts	1,259,148	0.39%	961,955	0.37%
Time deposits (excluding CDARS®)	442,402	0.90%	466,372	0.86%
CDARS® time deposits	422,955	0.54%	420,170	0.53%
Total average interest-bearing deposits	2,240,048	0.52%	1,872,603	0.53%
Noninterest-bearing deposits	161,850	—	125,772	—
Total average deposits	$2,401,898	0.49%	$1,998,375	0.49%

Average Deposits for the Three Months Ended March 31, 2015 and 2014. For the three months ended March 31, 2015, our average total deposits were $2.4 billion, representing an increase of $403.5 million, or 20.2%, from the same period in 2014. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts, money market deposit accounts and CDARS® time deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.52%, for the three months ended March 31, 2015, decreased from 0.53%, for the same period in 2014, as our mix of average interest-bearing deposits improved due to an increase in lower cost deposits. Average money market deposits increased to 56.2% of total average interest-bearing deposits, for the three months ended March 31, 2015, from 51.4% for the same period in 2014. Average time deposits decreased to 19.7% of total average interest-bearing deposits for the three months ended March 31, 2015, compared to 24.9% for the same period in 2014. Average CDARS® time deposits decreased to 18.9% of total average interest-bearing deposits, for the three months ended March 31, 2015, from 22.4% for the same period in 2014. The shift in our deposit mix to lower rate deposits was the result of management's strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. Average noninterest-bearing deposits increased $36.1 million or 28.7% in the three months ended March 31, 2015, from $125.8 million for the three months ended March 31, 2014, to $161.9 million, and the average cost of deposits remained consistent at 0.49% for the three months ended March 31, 2015 and 2014.

Certificates of Deposits and Other Time Deposits

Maturities of time deposits of $100,000 or more outstanding are summarized below, as of March 31, 2015.

(Dollars in thousands)	March 31, 2015
Months to maturity:
Three months or less	$208,243
Over three to six months	176,045
Over six to 12 months	240,718
Over 12 months	162,466
Total	$787,472

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

The following table presents certain information with respect to our borrowings, as of March 31, 2015 and December 31, 2014.

	March 31, 2015					December 31, 2014
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Short-term FHLB borrowings	$15,000	0.36%	$15,000	$15,667	1-9 days	$30,000	0.27%	$60,000	$11,959	1-9 days
Long-term FHLB borrowings:
Issued 9/25/2012	—	—%	—	—		—	0.42%	20,000	14,630	2 years
Issued 4/7/2014	25,000	0.34%	25,000	25,000	12 months	25,000	0.34%	25,000	18,425	12 months
Issued 4/7/2014	25,000	0.38%	25,000	25,000	14 months	25,000	0.38%	25,000	18,425	14 months
Issued 4/7/2014	25,000	0.44%	25,000	25,000	17 months	25,000	0.44%	25,000	18,425	17 months
Issued 5/5/2014	—	—%	25,000	9,722	9 months	25,000	0.33%	25,000	16,506	9 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	20,041	5 years
Total borrowings	$125,000	1.89%	$150,000	$135,389		$165,000	1.49%	$215,000	$118,411

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

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of March 31, 2015, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of March 31, 2015, our primary liquidity needs at the parent company level were the estimated earn-out consideration related to the Chartwell acquisition of $17.2 million and the semi-annual interest payments on the subordinated notes payable. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the three months ended March 31, 2015, the parent company paid approximately $1.1 million related to interest payments on the subordinated notes. For the three months ended March 31, 2014, the parent company paid approximately $45 million related to the Chartwell acquisition. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of March 31, 2015.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. Our ALCO has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, well capitalized regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. The ALCO is designated as the body responsible for monitoring and implementation of these policies. The ALCO, which includes members of executive management, reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Our principal sources of asset liquidity are cash and cash due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled) and earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to the brokered deposit market including CDARS®, and the ability to raise debt and equity. Customer deposits are an important source of liquidity which depends on the confidence of those customers in us, supported by our capital position and the protection provided by FDIC insurance.

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position, including a liquidity gap, which measures potential sources and uses of funds over future periods. Policy guidelines have been established for a variety of liquidity-related performance metrics, such as net loans to deposits, brokered funding composition, cash to total loans and duration of time deposits, among others, all of which are utilized in measuring and managing our liquidity position. The ALCO performs contingency funding and capital stress analyses at least semi-annually to determine our ability to meet potential liquidity and capital needs under various stress scenarios.

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 83.7% and 82.1% as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had available liquidity of $605.4 million, or 20.8% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $231.9 million, or 8.0% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $373.5 million, or 12.8% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Available cash	$87,152	$77,215
Unpledged investment securities available-for-sale	144,734	158,361
Net borrowing capacity	373,465	364,205
Total liquidity	$605,351	$599,781

For the three months ended March 31, 2015, we generated $6.1 million of cash from operating activities, compared to $806,000 of cash utilized for the same period in 2014. This increase in cash flow was primarily the result of net income of $5.1 million for the three months ended March 31, 2015, and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $59.2 million, for the three months ended March 31, 2015, as compared to a net cash outflow of $85.6 million for the same period in 2014. The outflows for the three months ended March 31, 2015, were primarily due to net loan growth of $77.1 million, partially offset by proceeds, principal repayments and maturities from the sale of investment securities totaling $19.5 million. The outflows for the three months ended March 31, 2014, included $71.7 million in net loan growth and the Chartwell acquisition net of cash totaling $42.9 million, partially offset by proceeds, principal repayments and maturities of investment securities totaling $28.1 million.

Financing activities resulted in a net inflow of $62.0 million for the three months ended March 31, 2015, compared to a net inflow of $231.3 million for the same period in 2014, as a result of decreased FHLB borrowings of $40.0 million more than offset by the net increase in deposits of $105.0 million for the three months ended March 31, 2015, compared to $231.3 million in deposits for the three months ended March 31, 2014.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including those being established under the Dodd-Frank Act, as government regulators continue the final rule-making process.

Capital Resources

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

Shareholders' Equity. Shareholders' equity increased to $308.2 million as of March 31, 2015, compared to $305.4 million as of December 31, 2014. The $2.8 million increase during the three months ended March 31, 2015, was attributable to net income of $5.1 million, the impact of $439,000 in stock-based compensation and an increase of $282,000 in accumulated other comprehensive income (loss), offset by the purchase of $3.0 million in treasury stock.

Regulatory Capital. As of March 31, 2015 and December 31, 2014, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease depending on our level of earnings. However, we expect to monitor and control our growth in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. When fully phased in, Basel III, which began phasing in on January 1, 2015, will replace the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings. The overall net impact of applying Basel III regulatory rules to the Company and the Bank was an increase to the risk-based capital ratios as of March 31, 2015. This increase resulted primarily from the reduced risk-weighted capital treatment for certain of the Bank's private banking channel non-purpose margin loans, which are over-collateralized by liquid and marketable securities that are priced and monitored daily.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$317,335	14.39%	$176,470	8.00%	N/A	N/A
Bank	$297,178	13.65%	$174,209	8.00%	$217,761	10.00%
Tier 1 risk-based capital ratio
Company	$267,570	12.13%	$132,353	6.00%	N/A	N/A
Bank	$275,389	12.65%	$130,657	6.00%	$174,209	8.00%
Common equity tier 1 risk-based capital ratio
Company	$267,570	12.13%	$99,264	4.50%	N/A	N/A
Bank	$275,389	12.65%	$97,993	4.50%	$141,545	6.50%
Tier 1 leverage ratio
Company	$267,570	9.42%	$113,600	4.00%	N/A	N/A
Bank	$275,389	9.80%	$112,433	4.00%	$140,542	5.00%

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	March 31, 2015
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,581,162	$—	$—	$—	$1,581,162
Certificates and other time deposits	691,028	169,617	149	—	860,794
Borrowings	90,000	—	35,000	—	125,000
Interest payments on time deposits and borrowings	4,453	5,693	4,025	—	14,171
Operating leases	2,181	3,403	3,128	2,035	10,747
Earnout liability related to Chartwell acquisition	17,236	—	—	—	17,236
Total contractual obligations	$2,386,060	$178,713	$42,302	$2,035	$2,609,110

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

	March 31, 2015
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments (based on availability)	$678,618	$160,463	$100,021	$18,547	$957,649
Standby letters of credit	22,846	25,464	28,721	107	77,138
Total off-balance sheet arrangements	$701,464	$185,927	$128,742	$18,654	$1,034,787

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

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$12,742	18.65%	-20.00%	$10,185	15.18%
+200	$8,315	12.17%	-15.00%	$6,529	9.73%
+100	$3,850	5.63%	-10.00%	$2,833	4.22%
–100	$2,868	4.20%	-10.00%	$2,986	4.45%

Economic value of equity:
+300	$(15,502)	(5.05)%	+/-30.00%	$(19,523)	(6.48)%
+200	$(10,111)	(3.29)%	+/-20.00%	$(13,107)	(4.35)%
+100	$(5,069)	(1.65)%	+/-10.00%	$(6,926)	(2.30)%
–100	$3,817	1.24%	+/-10.00%	$4,766	1.58%

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

	Interest Rate Sensitivity Period
	March 31, 2015
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$108,897	$—	$—	$—	$—	$—	$—	$108,897
Federal funds sold	4,254	—	—	—	—	—	—	4,254
Total investment securities	117,994	8,719	7,777	12,533	17,687	25,741	(801)	189,650
Total loans	1,990,056	27,873	82,309	206,209	128,371	14,260	28,052	2,477,130
Other assets	—	—	—	—	—	—	136,180	136,180
Total assets	$2,221,201	$36,592	$90,086	$218,742	$146,058	$40,001	$163,431	$2,916,111

Liabilities:
Transaction accounts	$1,388,102	$—	$—	$—	$—	$—	$193,060	$1,581,162
Certificates of deposit	229,584	199,135	262,309	169,617	149	—	—	860,794
Borrowings	65,000	25,000	—	—	35,000	—	—	125,000
Other liabilities	—	—	—	—	—	—	40,986	40,986
Total liabilities	1,682,686	224,135	262,309	169,617	35,149	—	234,046	2,607,942

Equity	—	—	—	—	—	—	308,169	308,169
Total liabilities and equity	$1,682,686	$224,135	$262,309	$169,617	$35,149	$—	$542,215	$2,916,111

Interest rate sensitivity gap	$538,515	$(187,543)	$(172,223)	$49,125	$110,909	$40,001	$(378,784)
Cumulative interest rate sensitivity gap	$538,515	$350,972	$178,749	$227,874	$338,783	$378,784
Cumulative interest rate sensitive assets to rate sensitive liabilities	132.0%	118.4%	108.2%	109.7%	114.3%	116.0%	111.8%
Cumulative gap to total assets	18.5%	12.0%	6.1%	7.8%	11.6%	13.0%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 108.2% as of March 31, 2015, from 105.5% as of December 31, 2014.

Various loans across our portfolio have floating-rate index floors. As of March 31, 2015, there were $111.2 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $75.7 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $35.5 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2015, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, which could cause our results to differ significantly from management's expectations. Any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2014, or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended March 31, 2015:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1, 2015 - January 31, 2015	—	$—	—
February 1, 2015 - February 28, 2015	156,683	9.91	156,683
March 1, 2015 - March 31, 2015	151,659	9.53	151,659
Total	308,342	$9.72	308,342	12,767

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: May 1, 2015

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.