Form 10-Q
period 2015-06-30
TriState Capital Holdings, Inc.
filed 2015-07-31
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2015

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

As of July 20, 2015, there were 28,000,695 shares of the registrant's common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	June 30, 2015	December 31, 2014

ASSETS

Cash	$1,106	$411
Interest-earning deposits with other institutions	91,035	99,551
Federal funds sold	8,094	5,748
Cash and cash equivalents	100,235	105,710
Investment securities available-for-sale, at fair value (cost: $174,747 and $167,232, respectively)	174,707	166,572
Investment securities held-to-maturity, at cost (fair value: $45,431 and $40,113, respectively)	44,955	39,591
Total investment securities	219,662	206,163
Loans held-for-sale	4,084	—
Loans held-for-investment	2,554,343	2,400,052
Allowance for loan losses	(21,407)	(20,273)
Loans held-for-investment, net	2,532,936	2,379,779
Accrued interest receivable	6,492	6,279
Investment management fees receivable	6,530	6,818
Federal Home Loan Bank stock	4,402	5,730
Goodwill and other intangibles, net	51,595	52,374
Office properties and equipment, net	4,276	4,128
Bank owned life insurance	59,133	53,323
Deferred tax asset, net	11,330	11,874
Prepaid expenses and other assets	16,486	14,679
Total assets	$3,017,161	$2,846,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,550,695	$2,336,953
Borrowings	125,000	165,000
Accrued interest payable on deposits and borrowings	1,691	1,735
Accrued earnout liability related to Chartwell acquisition	—	17,236
Other accrued expenses and other liabilities	25,377	20,543
Total liabilities	2,702,763	2,541,467

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 29,000,695 and 28,739,779, respectively; Shares outstanding - 28,000,695 and 28,060,888, respectively	280,966	280,895
Additional paid-in capital	10,152	9,253
Retained earnings	33,399	22,615
Accumulated other comprehensive income (loss), net	(215)	(627)
Treasury stock (1,000,000 and 678,891 shares, respectively)	(9,904)	(6,746)
Total shareholders’ equity	314,398	305,390
Total liabilities and shareholders’ equity	$3,017,161	$2,846,857

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Interest income:
Loans	$19,541	$18,184	$38,641	$35,508
Investments	796	633	1,588	1,466
Interest-earning deposits	89	174	192	325
Total interest income	20,426	18,991	40,421	37,299

Interest expense:
Deposits	3,176	2,692	6,068	5,117
Borrowings	632	261	1,279	282
Total interest expense	3,808	2,953	7,347	5,399
Net interest income	16,618	16,038	33,074	31,900
Provision for loan losses	185	9,109	1,110	9,717
Net interest income after provision for loan losses	16,433	6,929	31,964	22,183
Non-interest income:
Investment management fees	7,514	7,509	15,169	9,963
Service charges	176	154	339	284
Net gain on the sale of investment securities available-for-sale	—	414	17	1,428
Swap fees	697	255	1,014	409
Commitment and other fees	493	486	1,000	980
Other income	751	303	1,150	537
Total non-interest income	9,631	9,121	18,689	13,601
Non-interest expense:
Compensation and employee benefits	11,604	9,991	23,018	18,229
Premises and occupancy costs	1,144	1,010	2,266	1,915
Professional fees	885	895	1,761	1,795
FDIC insurance expense	545	454	1,013	862
General insurance expense	313	281	607	534
State capital shares tax	309	313	582	627
Travel and entertainment expense	636	691	1,162	1,126
Data processing expense	268	233	530	456
Intangible amortization expense	390	390	779	520
Other operating expenses	1,488	1,226	2,966	2,212
Total non-interest expense	17,582	15,484	34,684	28,276
Income before tax	8,482	566	15,969	7,508
Income tax expense	2,754	52	5,185	2,378
Net income	$5,728	$514	$10,784	$5,130

Earnings per common share:
Basic	$0.21	$0.02	$0.39	$0.18
Diluted	$0.20	$0.02	$0.38	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$5,728	$514	$10,784	$5,130

Other comprehensive income (loss):

Increase in unrealized holding gains net of tax of $(72), $(481), $(243) and $(1,191) respectively	130	863	423	2,136

Reclassification adjustment for gains included in net income, net of tax of $0, $148, $6 and $511 respectively	—	(266)	(11)	(917)

Other comprehensive income	130	597	412	1,219

Total comprehensive income	$5,858	$1,111	$11,196	$6,349

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2013	$280,531	$8,471	$6,687	$(1,744)	$—	$293,945
Net income	—	—	5,130	—	—	5,130
Other comprehensive income (loss)	—	—	—	1,219	—	1,219
Exercise of stock options	364	(114)	—	—	—	250
Stock-based compensation	—	439	—	—	—	439
Balance, June 30, 2014	$280,895	$8,796	$11,817	$(525)	$—	$300,983

Balance, December 31, 2014	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390
Net income	—	—	10,784	—	—	10,784
Other comprehensive income (loss)	—	—	—	412	—	412
Exercise of stock options	71	(21)	—	—	—	50
Purchase of treasury stock	—	—	—	—	(3,158)	(3,158)
Stock-based compensation	—	920	—	—	—	920
Balance, June 30, 2015	$280,966	$10,152	$33,399	$(215)	$(9,904)	$314,398

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$10,784	$5,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,459	1,112
Amortization of deferred financing costs	101	16
Provision for loan losses	1,110	9,717
Stock-based compensation expense	920	439
Net gain on the sale of investment securities available-for-sale	(17)	(1,428)
Net amortization of premiums and discounts	358	844
Decrease (increase) in investment management fees receivable	288	(1,577)
Decrease (increase) in accrued interest receivable	(213)	556
Increase (decrease) in accrued interest payable	(44)	242
Bank owned life insurance income	(810)	(642)
Decrease in income taxes payable	—	(160)
Decrease (increase) in prepaid income taxes	219	(3,490)
Payment of contingent consideration impacting operations	(1,771)	—
Other, net	19	(96)
Net cash provided by operating activities	12,403	10,663
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(27,612)	(32,595)
Purchase of investment securities held-to-maturity	(11,963)	—
Proceeds from the sale of investment securities available-for-sale	9,734	69,555
Principal repayments and maturities of investment securities available-for-sale	13,105	7,020
Principal repayments and maturities of investment securities held-to-maturity	6,540	—
Purchase of bank owned life insurance	(5,000)	(10,000)
Net redemption (purchase) of Federal Home Loan Bank stock	1,328	(4,319)
Net increase in loans	(158,535)	(132,771)
Purchase of loans held-for-investment	—	(219,547)
Proceeds from loan sales	184	2,945
Additions to office properties and equipment	(828)	(402)
Acquisition, net of acquired cash	—	(42,912)
Net cash used in investing activities	(173,047)	(363,026)
Cash Flows from Financing Activities:
Net increase in deposit accounts	213,742	264,065
Net increase in Federal Home Loan Bank advances	—	100,000
Net decrease in Federal Home Loan Bank advances	(40,000)	—
Net proceeds from issuance of subordinated notes payable	—	34,013
Net proceeds from exercise of stock options	50	250
Payment of contingent consideration	(15,465)	—
Purchase of treasury stock	(3,158)	—
Net cash provided by financing activities	155,169	398,328
Net change in cash and cash equivalents during the period	(5,475)	45,965
Cash and cash equivalents at beginning of the period	105,710	146,558
Cash and cash equivalents at end of the period	$100,235	$192,523

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$7,291	$5,158
Income taxes	$4,659	$6,028
Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$6,351
Liabilities assumed	$—	$1,647
Other non-cash activity:
Loan foreclosures and repossessions	$396	$—
Unsettled purchase of investment securities available-for-sale	$2,993	$17,095
Contingent consideration	$—	$15,465
Transfer of loans held-for-investment to held-for-sale	$4,084	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. ("we", "us", "our" or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly-owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank; Chartwell Investment Partners, LLC ("Chartwell"), a registered investment advisor; and Chartwell TSC Securities Corp. ("CTSC Securities"), which is applying to be registered as a broker/dealer with the Securities and Exchange Commission ("SEC") and Financial Industry Regulatory Authority ("FINRA"). Chartwell was established through the acquisition of substantially all the assets of Chartwell Investment Partners, LP, which was effective March 5, 2014. Chartwell was converted from a C corporation to a limited liability corporation ("LLC"), effective June 30, 2015.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the debt security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income as well as the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis.

LOANS
Loans and leases held-for investment are stated at unpaid principal balances, net of deferred loan fees and costs. Loans held-for -sale are stated at the lower of cost or fair value. Interest income on loans is accrued at the contractual rate on the principal amount outstanding and includes the amortization of deferred loan fees and costs. Deferred loan fees and costs are amortized to interest income over the life of the loan, taking into consideration scheduled payments and prepayments.

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

OTHER REAL ESTATE OWNED
Real estate, other than bank premises, is recorded at the lower of the related loan balance or fair value less estimated selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings in the current period. Depreciation is not recorded on the other real estate owned (“OREO”) properties.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of June 30, 2015 and December 31, 2014. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In estimating probable loan loss under ASC Topic 450 management considers numerous factors, including historical charge-offs and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of the Company’s primary markets historically tend to lag the national economy, with local economies in our primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the six months ended June 30, 2015 and 2014, and there was no allowance for uncollectible accounts recorded as of June 30, 2015 and December 31, 2014.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company's intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company's holdings in the FHLB stock are ultimately recoverable at par value, as of June 30, 2015. Cash and stock dividends are reported as non-interest income, in the consolidated statements of income.

BUSINESS COMBINATIONS
We account for business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value as of the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill. The change in the initial estimate of any contingent earnout amounts is reflected in the consolidated statements of income.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Other intangible assets that have finite lives, such as trade name, client relationships and non-compete agreements are amortized over their estimated useful lives and subject to periodic impairment testing. These other intangible assets are amortized on a straight-line basis over their estimated useful lives which range from four to twenty years. Goodwill and other intangible assets are subject to impairment testing at the reporting unit level, which is conducted at least annually.

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

BANK OWNED LIFE INSURANCE
Bank owned life insurance (“BOLI”) policies on certain officers and employees are recorded at net cash surrender value on the consolidated statements of financial condition. Upon termination of the BOLI policy the Company receives the cash surrender value. BOLI benefits are payable to the Company upon death of the insured. Changes in net cash surrender value are recognized as non-interest income in the consolidated statements of income.

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

INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in income in the period that includes the enactment date. Management assesses all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized. The available evidence used in connection with the assessments includes taxable income in prior periods, projected taxable income, potential tax planning strategies and projected reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Changes to the evidence used in the assessments could have a material adverse effect on the Company’s results of operations in the period in which they occur. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense in the consolidated statements of income.

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

The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. As a result, compensation cost for all share-based payments is based on the grant-date fair value estimated in accordance with ASC 718. The value of the portion of the award that is ultimately expected to vest is included in stock-based employee compensation cost in the consolidated statements of income and recorded as a component of additional paid-in capital, for equity-based awards. Compensation expense for all awards is recognized on a straight-line basis over the requisite service period for the entire grant.

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

RECENT ACCOUNTING DEVELOPMENTS
In June 2015, the FASB issued Accounting Standards Update ("ASU") 2015-10, Technical Correction and Improvements which, among other things, corrects the initial codification of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial

Assets and Extinguishments of Liabilities (as Amended by FASB Statement No. 166, Accounting for Transfers of Financial Assets). The initial codification inadvertently added the word “public” to paragraph 860-10-50-7, which was not in the original guidance. The ASU also clarifies that the requirement relates to “involvement by others”. This amendment in ASU 2015-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This ASU will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities are required to adopt the ASU retrospectively. The effective date for public business entities is fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for all entities. The adoption of ASU 2015-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted for all entities. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This AUS requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

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

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,737	$43	$75	$43,705
Trust preferred securities	17,513	66	186	17,393
Non-agency mortgage-backed securities	7,877	—	46	7,831
Non-agency collateralized loan obligations	9,990	—	42	9,948
Agency collateralized mortgage obligations	53,344	126	24	53,446
Agency mortgage-backed securities	29,373	418	263	29,528
Agency debentures	4,698	14	—	4,712
Equity securities (short-duration, high-yield-bond mutual fund)	8,215	—	71	8,144
Total investment securities available-for-sale	174,747	667	707	174,707
Investment securities held-to-maturity:
Corporate bonds	18,450	486	31	18,905
Agency debentures	2,451	5	—	2,456
Municipal bonds	24,054	106	90	24,070
Total investment securities held-to-maturity	44,955	597	121	45,431
Total	$219,702	$1,264	$828	$220,138

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities (short-duration, high-yield-bond mutual fund)	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

Interest income on investment securities included $647,000 in taxable interest income, $98,000 in non-taxable interest income and $51,000 in dividend income for the three months ended June 30, 2015, as compared to taxable interest income of $542,000 and non-taxable interest income of $91,000, for the three months ended June 30, 2014. There was no dividend income on investment securities during the three months ended June 30, 2014.

Interest income on investment securities included $1.3 million in taxable interest income, $188,000 in non-taxable interest income and $105,000 in dividend income for the six months ended June 30, 2015, as compared to taxable interest income of $1.3 million and non-taxable interest income of $181,000, for the six months ended June 30, 2014. There was no dividend income on investment securities during the six months ended June 30, 2014.

As of June 30, 2015, the contractual maturities of the debt securities are:

	June 30, 2015
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	41,741	41,704	8,213	8,633
Due from five to ten years	8,347	8,370	34,915	34,977
Due after ten years	116,444	116,489	1,827	1,821
Total debt securities	$166,532	$166,563	$44,955	$45,431

Included in the $116.5 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of June 30, 2015, were $103.2 million, or 88.6%, in floating-rate securities.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations and mortgage-backed securities.

Proceeds from the sale of investment securities available-for-sale during the three months ended June 30, 2015 and 2014, were $0 and $45.1 million. Gross gains of $0 and $414,000 were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the three months ended June 30, 2015 and 2014. There were no gross losses realized during the three months ended June 30, 2015 and 2014.

Proceeds from the sale of investment securities available-for-sale during the six months ended June 30, 2015 and 2014, were $9.7 million and $69.6 million, respectively. Gross gains of $34,000 and $1.4 million were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the six months ended June 30, 2015 and 2014, respectively. There were $17,000 and $1,000 in gross losses realized during the six months ended June 30, 2015 and 2014, on investment securities available-for-sale.

Investment securities available-for-sale of $7.2 million, as of June 30, 2015, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$19,983	$68	$4,994	$7	$24,977	$75
Trust preferred securities	4,464	41	4,344	145	8,808	186
Non-agency mortgage-backed securities	7,831	46	—	—	7,831	46
Non-agency collateralized loan obligations	9,948	42	—	—	9,948	42
Agency collateralized mortgage obligations	—	—	12,873	24	12,873	24
Agency mortgage-backed securities	—	—	11,240	263	11,240	263
Equity securities	8,144	71	—	—	8,144	71
Total investment securities available-for-sale	50,370	268	33,451	439	83,821	707
Investment securities held-to-maturity:
Corporate bonds	4,919	31	—	—	4,919	31
Municipal bonds	9,507	90	—	—	9,507	90
Total investment securities held-to-maturity	14,426	121	—	—	14,426	121
Total temporarily impaired securities	$64,796	$389	$33,451	$439	$98,247	$828

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$26,723	$145	$2,263	$23	$28,986	$168
Trust preferred securities	12,601	376	4,200	269	16,801	645
Non-agency mortgage-backed securities	11,585	32	—	—	11,585	32
Agency collateralized mortgage obligations	9,317	45	30,327	203	39,644	248
Agency mortgage-backed securities	—	—	12,073	186	12,073	186
Equity securities	8,038	72	—	—	8,038	72
Total investment securities available-for-sale	68,264	670	48,863	681	117,127	1,351
Investment securities held-to-maturity:
Municipal bonds	2,857	2	1,446	13	4,303	15
Total investment securities held-to-maturity	2,857	2	1,446	13	4,303	15
Total temporarily impaired securities	$71,121	$672	$50,309	$694	$121,430	$1,366

The change in the fair values of our municipal bonds, agency debentures and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations and certain equity securities, management evaluates the underlying issuer's financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 21 positions, aggregating to $707,000 in unrealized losses that were temporarily impaired as of June 30, 2015, of which eight positions were in an unrealized loss position for more than twelve months totaling $439,000. As of December 31, 2014, there were 27 positions, aggregating to $1.4 million in unrealized losses that were temporarily impaired, of which nine positions were in an unrealized loss position for more than twelve months totaling $681,000. Within the held-to-maturity portfolio, there were 14 positions, aggregating to $121,000 in unrealized losses that were temporarily impaired as of June 30, 2015, of which no positions were in an unrealized loss position for more than twelve months. As of December 31, 2014, there were five positions, aggregating to $15,000 in unrealized losses that were temporarily impaired, of which two positions were in an unrealized loss position for more than twelve months totaling $13,000.

There were no investment securities classified as trading securities outstanding as of June 30, 2015 and December 31, 2014, respectively. There was no activity in investment securities classified as trading during the three and six months ended June 30, 2015 and 2014.

[3] LOANS

We generate loans through our middle-market banking and private banking channels. These channels provide risk diversification and offer significant growth opportunities. The middle-market banking channel consists of our commercial and industrial ("C&I") and commercial real estate ("CRE") loan portfolios that serve middle-market businesses and real estate developers. The private banking channel includes loans secured by cash, marketable securities and other asset-based loans to executives, high-net-worth individuals, trusts and businesses, many of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries.

Loans held-for-investment by channel was comprised of the following:

	June 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$632,390	$811,350	$1,111,460	$2,555,200
Less: net deferred loan (fees) costs	(1,268)	(2,471)	2,882	(857)
Loans held-for-investment, net of deferred fees	631,122	808,879	1,114,342	2,554,343
Less: allowance for loan losses	(14,621)	(4,749)	(2,037)	(21,407)
Loans held-for-investment, net	$616,501	$804,130	$1,112,305	$2,532,936

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$679,274	$735,531	$986,898	$2,401,703
Less: net deferred loan (fees) costs	(1,781)	(2,274)	2,404	(1,651)
Loans held-for-investment, net of deferred fees	677,493	733,257	989,302	2,400,052
Less: allowance for loan losses	(13,501)	(4,755)	(2,017)	(20,273)
Loans held-for-investment, net	$663,992	$728,502	$987,285	$2,379,779

As of June 30, 2015, there was one C&I loan held-for-sale for $4.1 million.

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of June 30, 2015 and December 31, 2014, was $1.1 billion and $973.4 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of June 30, 2015, were as follows: $743.6 million in one year or less; $199.3 million in one to three years; and $162.0 million in greater than three years. The reserve for losses on unfunded commitments was $639,000 and $555,000 as of June 30, 2015 and December 31, 2014, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

On March 14, 2014, we entered into a loan purchase agreement to acquire $219.7 million (including fees and interest receivable) of loans secured by cash and marketable securities that are included in our private banking channel loan portfolio. This transaction closed on April 11, 2014.

As of June 30, 2015 and December 31, 2014, the Company had loans in the process of origination totaling approximately $22.9 million and $18.7 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to standby letters of credit as of June 30, 2015 and December 31, 2014, included in the total listed above, is $74.7 million and $89.3 million, respectively, of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of June 30, 2015, $24.2 million (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the six months ended June 30, 2015, there was one draw on standby letters of credit for $100,000, which was immediately repaid by the borrower. During the six months ended June 30, 2014, there was one draw on standby letters of credit for $100,000, which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

[4] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios, commercial and industrial, commercial real estate and private banking. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

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

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure of $250,000 or greater and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 3.3% and 4.3% of the total loan portfolio, as of June 30, 2015 and December 31, 2014, respectively. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	June 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$—	$—	$84,862	$84,862
Pass	583,481	805,967	1,027,565	2,417,013
Special mention	14,660	—	—	14,660
Substandard	28,486	2,912	1,915	33,313
Doubtful	4,495	—	—	4,495
Loans held-for-investment	$631,122	$808,879	$1,114,342	$2,554,343

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$129	$—	$104,228	$104,357
Pass	617,396	729,066	881,235	2,227,697
Special mention	26,105	693	1,667	28,465
Substandard	28,916	3,498	2,172	34,586
Doubtful	4,947	—	—	4,947
Loans held-for-investment	$677,493	$733,257	$989,302	$2,400,052

Changes in the allowance for loan losses were as follows for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$14,191	$4,973	$2,041	$21,205
Provision (credit) for loan losses	426	(224)	(17)	185
Charge-offs	—	—	—	—
Recoveries	4	—	13	17
Balance, end of period	$14,621	$4,749	$2,037	$21,407

	Three Months Ended June 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$12,851	$3,920	$1,981	$18,752
Provision for loan losses	8,647	368	94	9,109
Charge-offs	(5,505)	—	—	(5,505)
Recoveries	466	—	—	466
Balance, end of period	$16,459	$4,288	$2,075	$22,822

There were no charge-offs and there were recoveries of $17,000 on two C&I loans and one private banking loan for the three months ended June 30, 2015. Charge-offs of $5.5 million for the three months ended June 30, 2014, included two C&I loans and there was a recovery of $466,000 on one C&I loan.

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$13,501	$4,755	$2,017	$20,273
Provision (credit) for loan losses	1,109	(6)	7	1,110
Charge-offs	—	—	—	—
Recoveries	11	—	13	24
Balance, end of period	$14,621	$4,749	$2,037	$21,407

	Six Months Ended June 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,881	$5,104	$2,011	$18,996
Provision (credit) for loan losses	10,469	(816)	64	9,717
Charge-offs	(6,357)	—	—	(6,357)
Recoveries	466	—	—	466
Balance, end of period	$16,459	$4,288	$2,075	$22,822

There were no charge-offs and there were recoveries of $24,000 on three C&I loans and one private banking loan for the six months ended June 30, 2015. Charge-offs of $6.4 million for the six months ended June 30, 2014, included three C&I loans and there was a recovery of $466,000 on one C&I loan.

The following tables present the age analysis of past due loans segregated by class of loan:

	June 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$—	$3,270	$1,365	$4,635	$626,487	$631,122
Commercial real estate	—	—	2,912	2,912	805,967	808,879
Private banking	—	610	1,202	1,812	1,112,530	1,114,342
Loans held-for-investment	$—	$3,880	$5,479	$9,359	$2,544,984	$2,554,343

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$547	$524	$263	$1,334	$676,159	$677,493
Commercial real estate	—	—	3,498	3,498	729,759	733,257
Private banking	—	1,775	109	1,884	987,418	989,302
Loans held-for-investment	$547	$2,299	$3,870	$6,716	$2,393,336	$2,400,052

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

The following tables present the Company’s investment in loans and loans held-for-sale considered to be impaired and related information on those impaired loans:

	As of and for the Six Months Ended June 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$16,175	$19,889	$7,078	$16,246	$—
Commercial real estate	—	—	—	—	—
Private banking	610	711	610	635	—
Total with a related allowance recorded	16,785	20,600	7,688	16,881	—
Without a related allowance recorded:
Commercial and industrial	4,625	8,236	—	5,332	15
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,202	1,448	—	1,202	—
Total without a related allowance recorded	8,739	18,751	—	9,642	15
Total:
Commercial and industrial	20,800	28,125	7,078	21,578	15
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,812	2,159	610	1,837	—
Total	$25,524	$39,351	$7,688	$26,523	$15

	As of and for the Twelve Months Ended December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$24,402	$34,459	$4,902	$27,014	$—
Commercial real estate	—	—	—	—	—
Private banking	681	767	681	746	—
Total with a related allowance recorded	25,083	35,226	5,583	27,760	—
Without a related allowance recorded:
Commercial and industrial	791	2,013	—	953	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	1,388	1,632	—	1,444	—
Total without a related allowance recorded	5,677	13,350	—	5,895	27
Total:
Commercial and industrial	25,193	36,472	4,902	27,967	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	2,069	2,399	681	2,190	—
Total	$30,760	$48,576	$5,583	$33,655	$27

Impaired loans as of June 30, 2015 and December 31, 2014, were $25.5 million and $30.8 million, respectively. There was no interest income recognized on these loans for the six months ended June 30, 2015, and the twelve months ended December 31, 2014, while these loans were on non-accrual status. As of June 30, 2015 and December 31, 2014, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using the fair value of the collateral as the measurement method or an evaluation of estimated losses, based on a discounted cash flow method, for non-collateral dependent loans. Based on those evaluations, as of June 30, 2015, there were specific reserves totaling $7.7 million, which were included in the $21.4 million allowance for loan losses. Also included in impaired loans were three C&I loans, one CRE loan and two private banking loans with a combined balance of $8.7 million as of June 30, 2015, with no corresponding specific reserve since these loans had a net realizable value which management believes will be recovered from the borrower.

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

The following tables present the allowance for loan losses and recorded investment in loans by class:

	June 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$7,078	$—	$610	$7,688
Collectively evaluated for impairment	7,543	4,749	1,427	13,719
Total allowance for loan losses	$14,621	$4,749	$2,037	$21,407
Loans held-for-investment:
Individually evaluated for impairment	$16,716	$2,912	$1,812	$21,440
Collectively evaluated for impairment	614,406	805,967	1,112,530	2,532,903
Loans held-for-investment	$631,122	$808,879	$1,114,342	$2,554,343

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,902	$—	$681	$5,583
Collectively evaluated for impairment	8,599	4,755	1,336	14,690
Total allowance for loan losses	$13,501	$4,755	$2,017	$20,273
Loans held-for-investment:
Individually evaluated for impairment	$25,193	$3,498	$2,069	$30,760
Collectively evaluated for impairment	652,300	729,759	987,233	2,369,292
Loans held-for-investment	$677,493	$733,257	$989,302	$2,400,052

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$546	$528
Non-accrual loans	21,347	14,107
Total troubled debt restructurings	$21,893	$14,635

Of the non-accrual loans as of June 30, 2015, five C&I loans and one residential mortgage loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of June 30, 2015. The aggregate recorded investment of these loans was $21.9 million. There were unused commitments of $1.4 million on these loans as of June 30, 2015, of which $39,000 was related to an accruing TDR.

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

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. There were two loans totaling $5.6 million that were modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the six months ended June 30, 2015. These loans were already on non-accrual status and fully secured or adequately reserved as of June 30, 2015. There were no payment defaults during the six months ended June 30, 2014, for loans modified as TDRs within twelve months of the corresponding balance sheet date.

The financial effects of modifications made to loans designated as TDRs during the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Change in interest terms	1	$4,064	$4,021	$400	$—
Total	1	$4,064	$4,021	$400	$—

	Three Months Ended June 30, 2014
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term, advanced additional funds, forgave principal	1	$5,218	$4,710	$1,968	$1,120
Private Banking:
Extended term, reduced interest rate	1	1,266	1,110	100	—
Total	2	$6,484	$5,820	$2,068	$1,120

	Six Months Ended June 30, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Change in interest terms	1	$4,064	$4,021	$400	$—
Extended term and deferred principal	1	433	—	433	—
Deferred principal	2	6,849	4,495	1,500	3,353
Total	4	$11,346	$8,516	$2,333	$3,353

	Six Months Ended June 30, 2014
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term, advanced additional funds, forgave principal	1	$5,218	$4,710	$1,968	$1,120
Private Banking:
Extended term, reduced interest rate	1	1,266	1,110	100	—
Total	2	$6,484	$5,820	$2,068	$1,120

Other Real Estate Owned

During the six months ended June 30, 2015, we acquired a property related to an impaired loan for $396,000 based on the appraised value, less estimated selling costs. As of June 30, 2015 and December 31, 2014, the balance of the other real estate owned portfolio was $1.8 million and $1.4 million, respectively.

[5] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	June 30, 2015	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$149,081	$177,606
Interest-bearing checking accounts	0.05 to 0.50%	0.41%	0.42%	94,264	75,679
Money market deposit accounts	0.05 to 1.10%	0.40%	0.39%	1,428,907	1,244,921
Total demand and savings accounts				1,672,252	1,498,206
Time deposits	0.05 to 1.39%	0.72%	0.69%	878,443	838,747
Total deposit balance				$2,550,695	$2,336,953
Average rate paid on interest-bearing accounts		0.52%	0.51%

As of June 30, 2015 and December 31, 2014, the Bank had total brokered deposits of $1.0 billion and $882.6 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $471.9 million and $419.1 million as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015 and December 31, 2014, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $406.6 million and $376.6 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
12 months or less	$639,072	$722,752
12 months to 24 months	174,764	111,865
24 months to 36 months	64,607	4,130
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$878,443	$838,747

Interest expense on deposits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest-bearing checking accounts	$99	$27	$219	$33
Money market deposit accounts	1,336	1,075	2,556	1,955
Time deposits	1,741	1,590	3,293	3,129
Total interest expense on deposits	$3,176	$2,692	$6,068	$5,117

[6] BORROWINGS

As of June 30, 2015 and December 31, 2014, borrowings were comprised of the following:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 6/30/2015	0.36%	$65,000	7/1/2015		$—
Issued 4/7/2014		—		0.34%	25,000	4/7/2015
Issued 4/7/2014		—		0.38%	25,000	6/8/2015
Issued 4/7/2014	0.44%	25,000	9/8/2015	0.44%	25,000	9/8/2015
Issued 5/5/2014		—		0.33%	25,000	2/5/2015
Issued 12/31/2014		—		0.27%	30,000	1/2/2015
Subordinated notes payable	5.75%	35,000	7/1/2019	5.75%	35,000	7/1/2019
Total		$125,000			$165,000

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

The Bank's borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of June 30, 2015, the Bank’s borrowing capacity is based on the information provided in the March 31, 2015, QCR filing. As of June 30, 2015, the Bank had securities held in safekeeping at the FHLB with a fair value of $7.2 million, combined with pledged loans of $648.4 million, for a total borrowing capacity of $370.9 million, net of $90.0 million outstanding in advances from the FHLB as reflected in the table above. As of December 31, 2014, there was $130.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of June 30, 2015, the full amount of these established lines were available to the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 ("CET 1"), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of June 30, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. When fully phased in, Basel III, which began phasing in on January 1, 2015, will replace the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings. The overall net impact of applying Basel III regulatory rules to the Company and the Bank was an increase to the risk-based capital ratios effective January 1, 2015. This increase resulted primarily from the reduced risk-weighted capital treatment for certain of the Bank's private banking channel non-purpose margin loans, which are over-collateralized by liquid and marketable securities that are priced and monitored daily.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$323,480	14.45%	$179,040	8.00%	N/A	N/A
Bank	$302,528	13.69%	$176,820	8.00%	$221,026	10.00%
Tier 1 risk-based capital ratio
Company	$273,680	12.23%	$134,280	6.00%	N/A	N/A
Bank	$280,621	12.70%	$132,615	6.00%	$176,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$273,680	12.23%	$100,710	4.50%	N/A	N/A
Bank	$280,621	12.70%	$99,462	4.50%	$143,667	6.50%
Tier 1 leverage ratio
Company	$273,680	9.42%	$116,187	4.00%	N/A	N/A
Bank	$280,621	9.76%	$115,053	4.00%	$143,816	5.00%

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

As part of its operating and financial strategies, the Company has not paid dividends to its holders of its common shares since its inception in 2007.

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2015, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. The Company’s contribution expense was $166,000 and $160,000 for the three months ended June 30, 2015 and 2014, respectively, including incidental administrative fees paid to a third party administrator of the plan. The Company’s contribution expense was $353,000 and $285,000 for the six months ended June 30, 2015 and 2014, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three and six months ended June 30, 2015, the Company recorded expense related to SERP of $199,000 and $391,000, respectively, utilizing a discount rate of 2.98%. For the three and six months ended June 30, 2014, the Company recorded expense related to SERP of $172,000 and $313,000, respectively, utilizing a discount rate of 3.56%. The recorded liability related to the SERP plan was $1.7 million and $1.3 million as of June 30, 2015 and December 31, 2014, respectively.

[9] STOCK TRANSACTIONS

In October 2014, the Board of Directors authorized the repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock through December 31, 2015. The Company repurchased a total of 678,891 shares for approximately $6.7 million during the three months ended December 31, 2014, at an average cost of $9.94 per share. The Company repurchased a total of 321,109 shares for approximately $3.2 million during the six months ended June 30, 2015, at an average cost of $9.84 per share.

The tables below show the changes in the common shares during the periods indicated.

Number of Common Shares Outstanding
Balance, December 31, 2013	28,690,279
Issuance of restricted common stock	—
Exercise of stock options	22,500
Purchase of treasury stock	—
Balance, June 30, 2014	28,712,779

Balance, December 31, 2014	28,060,888
Issuance of restricted common stock	255,916
Exercise of stock options	5,000
Purchase of treasury stock	(321,109)
Balance, June 30, 2015	28,000,695

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Net income available to common shareholders	$5,728	$514	$10,784	$5,130

Basic shares	27,718,226	28,693,741	27,804,599	28,692,019
Non-vested restricted stock - dilutive	48,933	—	26,780	—
Stock options - dilutive	416,889	503,156	345,131	498,463
Diluted shares	28,184,048	29,196,897	28,176,510	29,190,482

Earnings per common share:
Basic	$0.21	$0.02	$0.39	$0.18
Diluted	$0.20	$0.02	$0.38	$0.18

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive shares (1)	707,893	445,232	973,393	445,232

(1)	Included stock options and non-vested restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2015 and December 31, 2014:

	Asset Derivatives		Liability Derivatives
	as of June 30, 2015		as of June 30, 2015
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$312
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$6,795	Other liabilities	$7,276

	Asset Derivatives		Liability Derivatives
	as of December 31, 2014		as of December 31, 2014
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$442
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$6,327	Other liabilities	$6,849

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2015, the Company had five interest rate swaps, with a notional amount of $7.3 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for six months ended June 30, 2015 and 2014. There were no counterparty default losses on derivatives for the six months ended June 30, 2015 and 2014.

For the five derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended June 30, 2015, the Company recognized gains of $2,000 in non-interest income related to hedge ineffectiveness as compared to gains of $1,000 during the three months ended June 30, 2014. The Company also recognized a decrease to interest income of $76,000 and $84,000 for the three months ended June 30, 2015 and 2014, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items. During the six months ended June 30, 2015, the Company recognized gains of $2,000 in non-interest income related to hedge ineffectiveness as compared to gains of $4,000 during the six months ended June 30, 2014. The Company also recognized a decrease to interest income of $158,000 and $167,000 for the six months ended June 30, 2015 and 2014, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2015, the Company had 130 derivative transactions with an aggregate notional amount of $513.1 million related to this program. During the three months ended June 30, 2015 and 2014, the Company recognized net gains of $261,000 and net losses $109,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships. During the six months ended June 30, 2015 and 2014, the Company recognized net gains of $44,000 and net losses $214,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended June 30,
(Dollars in thousands)		2015	2014
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(76)	$(84)
	Non-interest income	2	1
Total		$(74)	$(83)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$261	$(109)
Total		$261	$(109)

		Six Months Ended June 30,
(Dollars in thousands)		2015	2014
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(158)	$(167)
	Non-interest income	2	4
Total		$(156)	$(163)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$44	$(214)
Total		$44	$(214)

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

As of June 30, 2015, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $7.4 million. As of June 30, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.9 million. If the Company had breached any of these provisions as of June 30, 2015, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$43,705	$—	$43,705
Trust preferred securities	—	17,393	—	17,393
Non-agency mortgage-backed securities	—	7,831	—	7,831
Non-agency collateralized loan obligations	—	9,948	—	9,948
Agency collateralized mortgage obligations	—	53,446	—	53,446
Agency mortgage-backed securities	—	29,528	—	29,528
Agency debentures	—	4,712	—	4,712
Equity securities	8,144	—	—	8,144
Interest rate swaps	—	6,795	—	6,795
Total financial assets	8,144	173,358	—	181,502

Financial liabilities:
Interest rate swaps	—	7,588	—	7,588
Total financial liabilities	$—	$7,588	$—	$7,588

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$31,668	$—	$31,668
Trust preferred securities	—	16,801	—	16,801
Non-agency mortgage-backed securities	—	11,585	—	11,585
Agency collateralized mortgage obligations	—	56,863	—	56,863
Agency mortgage-backed securities	—	32,880	—	32,880
Agency debentures	—	8,737	—	8,737
Equity securities	8,038	—	—	8,038
Interest rate swaps	—	6,327	—	6,327
Total financial assets	8,038	164,861	—	172,899

Financial liabilities:
Interest rate swaps	—	7,291	—	7,291
Total financial liabilities	$—	$7,291	$—	$7,291

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs. The valuations for debt and equity securities are classified as either Level 1 or Level 2. U.S. Treasury Notes and equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets. Investment securities within Level 2 include corporate bonds, single-issuer trust preferred securities, municipal bonds, non-agency mortgage-backed securities and collateralized loan obligations, collateralized mortgage obligations and mortgage-backed securities issued by U.S. government agencies and U.S. government agency debentures.

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$17,836	$17,836
Other real estate owned	—	—	1,766	1,766
Total assets	$—	$—	$19,602	$19,602

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$25,177	$25,177
Other real estate owned	—	—	1,370	1,370
Total assets	$—	$—	$26,547	$26,547

As of June 30, 2015, the Company recorded $7.7 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $4.7 million, and as a result of adjusting the value based upon the discounted cash flow to $13.1 million as of June 30, 2015.

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

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is designated as a TDR. Impairment is measured based on the fair value of the underlying collateral or discounted cash flows when collateral does not exist. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and which may cause us to believe our recovered value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans for which it has established specific reserves as part of the allowance for loan losses.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$4,718	Appraisal value	Discount due to salability conditions	1%

Loans measured for impairment, net	$13,118	Discounted cash flow	Discount due to restructured nature of operations	7%

Other real estate owned	$1,766	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$100,235	$100,235	$105,710	$105,710
Investment securities available-for-sale: debt	2	166,563	166,563	158,534	158,534
Investment securities available-for-sale: equity	1	8,144	8,144	8,038	8,038
Investment securities held-to-maturity	2	44,955	45,431	39,591	40,113
Loans held-for-sale	2	4,084	4,508	—	—
Loans held-for-investment, net	3	2,532,936	2,526,146	2,379,779	2,376,075
Accrued interest receivable	2	6,492	6,492	6,279	6,279
Investment management fees receivable	2	6,530	6,530	6,818	6,818
Federal Home Loan Bank stock	2	4,402	4,402	5,730	5,730
Bank owned life insurance	2	59,133	59,133	53,323	53,323
Interest rate swaps	2	6,795	6,795	6,327	6,327
Other real estate owned	3	1,766	1,766	1,370	1,370

Financial liabilities:
Deposits	2	$2,550,695	$2,551,360	$2,336,953	$2,337,734
Borrowings	2	125,000	125,292	165,000	165,163
Interest rate swaps	2	7,588	7,588	7,291	7,291

During the six months ended June 30, 2015 and 2014, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2015 and December 31, 2014:

CASH AND CASH EQUIVALENTS
The carrying amount approximates fair value.

INVESTMENT SECURITIES
The fair values of investment securities available-for-sale, held-to-maturity and trading are based on quoted market prices for the same or similar securities, recently executed transactions and pricing models.

LOANS HELD-FOR-SALE
Loans held-for-sale are stated at the lower of cost or fair value. Fair value is based on contractual or estimated selling price.

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

BANK OWNED LIFE INSURANCE
The fair value of the general account bank owned life insurance is based on the insurance contract net cash surrender value.

OTHER REAL ESTATE OWNED
Real estate owned is recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal.

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended June 30,
	2015	2014
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(345)	$(1,122)
Increase (decrease) in unrealized holding gains (losses)	130	863
Gains reclassified from other comprehensive income (loss) (1)	—	(266)
Net other comprehensive income (loss)	130	597
Balance, end of period	$(215)	$(525)

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $0 and $414,000, net of income tax expense of $0 and $148,000 for the three months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,
	2015	2014
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(627)	$(1,744)
Increase (decrease) in unrealized holding gains (losses)	423	2,136
Gains reclassified from other comprehensive income (loss) (1)	(11)	(917)
Net other comprehensive income (loss)	412	1,219
Balance, end of period	$(215)	$(525)

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $17,000 and $1.4 million, net of income tax expense of $6,000 and $511,000 for the six months ended June 30, 2015 and 2014, respectively.

[14] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[15] SEGMENTS

Since the Chartwell acquisition on March 5, 2014, the Company operates two reportable segments: Bank and Investment Management.

•	The Bank segment provides commercial banking and private banking services to middle-market businesses and high-net-worth individuals through the TriState Capital Bank subsidiary.

•
The Investment Management segment provides advisory and sub-advisory investment management services to primarily institutional plan sponsors through the Chartwell Investment Partners, LLC subsidiary and also provides distribution and marketing efforts for Chartwell's proprietary investment products through the Chartwell TSC Securities Corp. subsidiary.

The following tables provide financial information for the two segments of the Company as of and for the periods indicated. The information provided under the caption "Parent and Other" represents operations not considered to be reportable segments and/or general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments which are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Assets:	(unaudited)
Bank	$2,948,632	$2,776,815
Investment management	63,755	62,489
Parent and other	4,774	7,553
Total assets	$3,017,161	$2,846,857

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:	(unaudited)				(unaudited)
Interest income	$20,374	$—	$52	$20,426	$18,991	$—	$—	$18,991
Interest expense	3,259	—	549	3,808	2,824	—	129	2,953
Net interest income (loss)	17,115	—	(497)	16,618	16,167	—	(129)	16,038
Provision for loan losses	185	—	—	185	9,109	—	—	9,109
Net interest income (loss) after provision for loan losses	16,930	—	(497)	16,433	7,058	—	(129)	6,929
Non-interest income:
Investment management fees	—	7,556	(42)	7,514	—	7,560	(51)	7,509
Net gain on the sale of investment securities available-for-sale	—	—	—	—	414	—	—	414
Other non-interest income	2,117	—	—	2,117	1,157	41	—	1,198
Total non-interest income	2,117	7,556	(42)	9,631	1,571	7,601	(51)	9,121
Non-interest expense:
Intangible amortization expense	—	390	—	390	—	390	—	390
Other non-interest expense	11,690	5,497	5	17,192	9,856	5,237	1	15,094
Total non-interest expense	11,690	5,887	5	17,582	9,856	5,627	1	15,484
Income (loss) before tax	7,357	1,669	(544)	8,482	(1,227)	1,974	(181)	566
Income tax expense (benefit)	2,291	633	(170)	2,754	(727)	832	(53)	52
Net income (loss)	$5,066	$1,036	$(374)	$5,728	$(500)	$1,142	$(128)	$514

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:	(unaudited)				(unaudited)
Interest income	$40,315	$—	$106	$40,421	$37,299	$—	$—	$37,299
Interest expense	6,259	—	1,088	7,347	5,327	—	72	5,399
Net interest income (loss)	34,056	—	(982)	33,074	31,972	—	(72)	31,900
Provision for loan losses	1,110	—	—	1,110	9,717	—	—	9,717
Net interest income (loss) after provision for loan losses	32,946	—	(982)	31,964	22,255	—	(72)	22,183
Non-interest income:
Investment management fees	—	15,258	(89)	15,169	—	10,014	(51)	9,963
Net gain on the sale of investment securities available-for-sale	17	—	—	17	1,428	—	—	1,428
Other non-interest income	3,502	1	—	3,503	2,169	41	—	2,210
Total non-interest income	3,519	15,259	(89)	18,689	3,597	10,055	(51)	13,601
Non-interest expense:
Intangible amortization expense	—	779	—	779	—	520	—	520
Other non-interest expense	22,943	10,995	(33)	33,905	20,700	7,036	20	27,756
Total non-interest expense	22,943	11,774	(33)	34,684	20,700	7,556	20	28,276
Income (loss) before tax	13,522	3,485	(1,038)	15,969	5,152	2,499	(143)	7,508
Income tax expense (benefit)	4,188	1,321	(324)	5,185	1,365	1,053	(40)	2,378
Net income (loss)	$9,334	$2,164	$(714)	$10,784	$3,787	$1,446	$(103)	$5,130

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and six months ended June 30, 2015. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2015.

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

General

We are a bank holding company that operates through two reporting segments: Bank and Investment Management. The Bank segment generates most of its revenue from interest on loans and investments, loan-related fees and deposit-related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. The Investment Management segment originated through the acquisition of substantially all of the assets of Chartwell Investment Partners, LP which was consummated on March 5, 2014, and the recent formation of Chartwell TSC Securities Corp., which is applying to be registered as a broker/dealer with the SEC and FINRA. The Investment Management segment generates most of its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our total revenue; earnings per common share; pre-tax, pre-provision net revenue; ratio of allowance for loan losses to loans; assets under management; return on average assets; return on average equity; the efficiency ratio of the Bank segment; and net interest margin, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. ("we", "us", "our" or the "Company") is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the "Bank"), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC ("Chartwell"), a registered investment advisor; and Chartwell TSC Securities Corp. ("CTSC Securities"), which is applying to be registered as a broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Our broker/dealer subsidiary, once registered, will provide additional distribution and marketing efforts for Chartwell's proprietary investment products.

For the three months ended June 30, 2015, our net income was $5.7 million compared to $514,000 for the same period in 2014, an increase of $5.2 million, primarily due to the net impact of (1) a $580,000, or 3.6%, increase in our net interest income, (2) a decrease in provision for loan losses of $8.9 million, (3) an increase in non-interest income of $510,000 largely related to higher swap fees (4) an increase of $2.1 million in our non-interest expense and (5) a $2.7 million increase in income taxes.

For the six months ended June 30, 2015, our net income was $10.8 million compared to $5.1 million for the same period in 2014, an increase of $5.7 million, primarily due to the net impact of (1) a $1.2 million, or 3.7%, increase in our net interest income, (2) a decrease in provision for loan losses of $8.6 million, (3) an increase in non-interest income of $5.1 million largely related to higher investment management fees with the addition of Chartwell, higher swap fees offset by lower net gain on the sale of investment securities available-for-sale, (4) an increase of $6.4 million in our non-interest expense largely related to the addition of Chartwell and (5) a $2.8 million increase in income taxes.

Our diluted EPS was $0.20 for the three months ended June 30, 2015, compared to $0.02 for the same period in 2014. The increase is a result of an increase of $5.2 million in our net income and lower dilutive average shares largely related to the purchase of treasury stock.

Our diluted EPS was $0.38 for the six months ended June 30, 2015, compared to $0.18 for the same period in 2014. The increase is a result of an increase of $5.7 million in our net income and lower dilutive average shares largely related to the purchase of treasury stock.

Our annualized return on average assets was 0.78% and 0.75% for the three and six months ended June 30, 2015, respectively, as compared to 0.08% and 0.41% for the same periods in 2014, respectively. Our annualized return on average equity was 7.36% and 7.01%, for the three and six months ended June 30, 2015, respectively, as compared to 0.68% and 3.45% for the same periods in 2014, respectively.

For the three and six months ended June 30, 2015, the Bank's efficiency ratio was 60.78% and 61.09%, respectively, as compared to 56.89% and 60.63% for the same periods in 2014, respectively. Our non-interest expense to average assets for the three and six months ended June 30, 2015, was 2.39% and 2.40%, respectively, compared to 2.34% and 2.28%, for the same periods in 2014, respectively.

For the three months ended June 30, 2015, total revenue increased $1.5 million, or 6.1%, to $26.2 million from $24.7 million for the same period in 2014, driven by higher interest income from double-digit annualized loan growth and higher non-interest income from swap fees. Pre-tax, pre-provision net revenue decreased $594,000, or 6.4%, to $8.7 million for the three months ended June 30, 2015, from $9.3 million for the same period in 2014, primarily resulting from higher non-interest expense.

For the six months ended June 30, 2015, total revenue increased $7.7 million, or 17.4%, to $51.7 million from $44.1 million for the same period in 2014, driven by two additional months of Chartwell's revenue and growth in our loan income and swap fees. Pre-tax, pre-provision net revenue increased $1.3 million, or 8.0%, to $17.1 million for the six months ended June 30, 2015, from $15.8 million for the same period in 2014, primarily resulting from the Chartwell acquisition.

Our annualized net interest margin was 2.38% and 2.41% for the three and six months ended June 30, 2015, respectively, as compared to 2.55% and 2.69%, for the same periods in 2014, respectively. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. In addition, net interest margin was impacted by the additional interest expense from our June 2014 subordinated debt placement.

TriState Capital Holdings’ total risk-based capital ratio increased to 14.45% as of June 30, 2015, from 11.02% as of December 31, 2014. TriState Capital Bank’s total risk-based capital ratio increased to 13.69% as of June 30, 2015, from 10.69% as of December 31, 2014. The increase in the risk-based capital ratios are primarily due to the new Basel III capital rules effective January 1, 2015. The Company benefits from risk-weighted capital treatment recognizing the lower-risk profile of our private banking channel loans, which are over-collateralized by cash and marketable securities that are priced and monitored daily. This implementation had the favorable net effect of making $70 million of regulatory capital available to the Bank in the first quarter of 2015.

Total assets of $3.0 billion as of June 30, 2015, increased $170.3 million, or 12.1% on an annualized basis, from December 31, 2014. Total loans grew by $154.3 million to $2.6 billion as of June 30, 2015, an annualized increase of 13.0% from December 31, 2014, as a result of growth in our private banking and commercial real estate loan portfolios. Total deposits increased $213.7 million, or 18.4% on an annualized basis, to $2.6 billion as of June 30, 2015, from December 31, 2014.

Non-performing assets to total assets decreased to 0.89% as of June 30, 2015, from 1.11% as of December 31, 2014, due to $4.9 million in paydowns and two payoffs on non-performing loans during the six months ended June 30, 2015. Annualized net charge-offs to average loans for the three and six months ended June 30, 2015, was 0.00% and 0.00%, respectively, as compared to 0.95% and 0.60% for the same periods in 2014, respectively.

The allowance for loan losses to loans remained steady at 0.84% as of June 30, 2015, and December 31, 2014. The allowance for loan losses to non-performing loans increased to 85.70% as of June 30, 2015, from 67.06% as of December 31, 2014. This change was primarily due to increased specific reserves on non-performing loans and lower non-performing loans as of June 30, 2015. Provision for loan losses was $185,000 and $1.1 million for the three and six months ended June 30, 2015, respectively, as compared to $9.1 million and $9.7 million for the same periods in 2014, respectively. The trend of our recent provision expense reflects the change in complexion of our loan portfolio over the past year with a much larger percent of the portfolio in loans secured by marketable securities.

Our book value per common share increased $0.35, or 3.2%, to $11.23 as of June 30, 2015, from $10.88 as of December 31, 2014, largely as a result of an increase in our net income. Our tangible equity to tangible assets ratio decreased to 8.86% as of June 30, 2015, from 9.05% as of December 31, 2014, primarily as a result of the purchase of treasury stock.

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

(Dollars in thousands, except share and per share data)	June 30, 2015	December 31, 2014
Tangible equity to tangible assets:
Total shareholders' equity	$314,398	$305,390
Less: intangible assets	51,595	52,374
Tangible equity	$262,803	$253,016
Total assets	$3,017,161	$2,846,857
Less: intangible assets	51,595	52,374
Tangible assets	$2,965,566	$2,794,483
Tangible equity to tangible assets	8.86%	9.05%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Pre-tax, pre-provision net revenue:
Net interest income	$16,618	$16,038	$33,074	$31,900
Total non-interest income	9,631	9,121	18,689	13,601
Less: net gain on the sale of investment securities available-for-sale	—	414	17	1,428
Total revenue	26,249	24,745	51,746	44,073
Less: total non-interest expense	17,582	15,484	34,684	28,276
Pre-tax, pre-provision net revenue	$8,667	$9,261	$17,062	$15,797

Efficiency ratio:
Total non-interest expense (numerator)	$17,582	$15,484	$34,684	$28,276
Total revenue (denominator)	$26,249	$24,745	$51,746	$44,073
Efficiency ratio	66.98%	62.57%	67.03%	64.16%

Efficiency ratio, as adjusted:
Less: non-recurring expenses (1)	$—	$—	$—	$45
Less: intangible amortization expenses	390	390	779	520
Total non-interest expense, as adjusted (numerator)	$17,192	$15,094	$33,905	$27,711
Total revenue (denominator)	$26,249	$24,745	$51,746	$44,073
Efficiency ratio, as adjusted	65.50%	61.00%	65.52%	62.88%

(1)	Nonrecurring expenses include costs associated with the Chartwell transaction.

BANK SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Bank pre-tax, pre-provision net revenue:
Net interest income	$17,115	$16,167	$34,056	$31,972
Total non-interest income	2,117	1,571	3,519	3,597
Less: net gain on the sale of investment securities available-for-sale	—	414	17	1,428
Total revenue	19,232	17,324	37,558	34,141
Less: total non-interest expense	11,690	9,856	22,943	20,700
Pre-tax, pre-provision net revenue	$7,542	$7,468	$14,615	$13,441

Bank efficiency ratio:
Total non-interest expense (numerator)	$11,690	$9,856	$22,943	$20,700
Total revenue (denominator)	$19,232	$17,324	$37,558	$34,141
Efficiency ratio	60.78%	56.89%	61.09%	60.63%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 63.9% and 72.4% of total revenue for the six months ended June 30, 2015 and 2014, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest income	$20,426	$18,991	$40,421	$37,299
Fully taxable equivalent adjustment	63	59	121	118
Interest income adjusted	20,489	19,050	40,542	37,417
Less: interest expense	3,808	2,953	7,347	5,399
Net interest income adjusted	$16,681	$16,097	$33,195	$32,018

Yield on earning assets	2.93%	3.01%	2.94%	3.15%
Cost of interest-bearing liabilities	0.62%	0.54%	0.61%	0.53%
Net interest spread	2.31%	2.47%	2.33%	2.62%
Net interest margin (1)	2.38%	2.55%	2.41%	2.69%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended June 30, 2015 and 2014. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$102,353	$87	0.34%	$214,268	$173	0.32%
Federal funds sold	6,420	2	0.12%	7,911	1	0.05%
Investment securities available-for-sale	153,983	465	1.21%	158,987	463	1.17%
Investment securities held-to-maturity	40,051	384	3.85%	25,499	219	3.44%
Total loans	2,505,646	19,551	3.13%	2,129,381	18,194	3.43%
Total interest-earning assets	2,808,453	20,489	2.93%	2,536,046	19,050	3.01%
Other assets	136,861			122,878
Total assets	$2,945,314			$2,658,924

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$98,183	$99	0.40%	$59,805	$27	0.18%
Money market deposit accounts	1,352,153	1,336	0.40%	1,104,147	1,075	0.39%
Time deposits (excluding CDARS®)	459,546	1,089	0.95%	497,778	1,035	0.83%
CDARS® time deposits	441,092	652	0.59%	421,555	555	0.53%
Borrowings:
FHLB borrowing	79,176	78	0.40%	105,714	102	0.39%
Subordinated notes payable	35,000	554	6.35%	9,615	159	6.63%
Total interest-bearing liabilities	2,465,150	3,808	0.62%	2,198,614	2,953	0.54%
Noninterest-bearing deposits	137,647			125,633
Other liabilities	30,304			31,960
Shareholders' equity	312,213			302,717
Total liabilities and shareholders' equity	$2,945,314			$2,658,924

Net interest income		$16,681			$16,097
Net interest spread			2.31%			2.47%
Net interest margin (1)			2.38%			2.55%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended June 30, 2015 and 2014. Net interest income, calculated on a fully taxable equivalent basis, increased $584,000 or 3.6%, to $16.7 million for the three months ended June 30, 2015, from $16.1 million for the same period in 2014. The increase in net interest income for the three months ended June 30, 2015, was primarily attributable to a $272.4 million, or 10.7%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $1.4 million, or 7.6%, in interest income, partially offset by an increase of $855,000, or 29.0%, in interest expense. Net interest margin decreased to 2.38% for the three months ended June 30, 2015, as compared to 2.55% for the same period in 2014 driven by higher interest expense from the issuance of subordinated debt in June 2014 and on overall lower yield from the loan portfolio.

The increase in interest income was primarily the result of an increase in average total loans of $376.3 million, or 17.7%, which is our primary earning asset and the Bank's core business, as well as an increase of $14.6 million in average investment securities held-to-maturity, partially offset by a decrease of 30 basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. The overall yield on interest-earning assets declined eight basis points to 2.93% for the three months ended June 30, 2015, as compared to 3.01% for the same period in 2014, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio.

Interest expense on interest-bearing liabilities of $3.8 million, for the three months ended June 30, 2015, increased $855,000, or 29.0%, from the same period in 2014 as a result of an increase of $266.5 million, or 12.1%, in average interest-bearing liabilities for the three months ended June 30, 2015, coupled with an increase of eight basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2014. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and the issuance of subordinated debt. The increase in average interest-bearing liabilities was driven primarily by an increase of $248.0 million, or 22.5%, in average money market deposit accounts and an increase of $25.4 million in the average balance of subordinated debt.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended June 30, 2015 and 2014. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30,
	2015 over 2014
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$9	$(95)	$(86)
Federal funds sold	1	—	1
Investment securities available-for-sale	17	(15)	2
Investment securities held-to-maturity	28	137	165
Total loans	(1,671)	3,028	1,357
Total increase (decrease) in interest income	(1,616)	3,055	1,439

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	47	25	72
Money market deposit accounts	16	245	261
Time deposits (excluding CDARS®)	137	(83)	54
CDARS® time deposits	70	27	97
Borrowings:
FHLB borrowing	2	(26)	(24)
Subordinated notes payable	(7)	402	395
Total increase (decrease) in interest expense	265	590	855
Total increase (decrease) in net interest income	$(1,881)	$2,465	$584

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the six months ended June 30, 2015 and 2014. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$110,512	$189	0.34%	$198,116	$323	0.33%
Federal funds sold	6,115	3	0.10%	7,740	2	0.05%
Investment securities available-for-sale	157,713	953	1.22%	173,354	1,126	1.31%
Investment securities held-to-maturity	37,909	736	3.92%	25,377	437	3.47%
Total loans	2,465,650	38,661	3.16%	1,994,226	35,529	3.59%
Total interest-earning assets	2,777,899	40,542	2.94%	2,398,813	37,417	3.15%
Other assets	135,043			98,202
Total assets	$2,912,942			$2,497,015

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$106,815	$219	0.41%	$42,054	$33	0.16%
Money market deposit accounts	1,305,908	2,556	0.39%	1,033,444	1,955	0.38%
Time deposits (excluding CDARS®)	451,021	2,076	0.93%	482,162	2,022	0.85%
CDARS® time deposits	432,074	1,217	0.57%	420,866	1,107	0.53%
Borrowings:
FHLB borrowing	89,724	172	0.39%	63,204	123	0.39%
Subordinated notes payable	35,000	1,107	6.38%	4,834	159	6.63%
Total interest-bearing liabilities	2,420,542	7,347	0.61%	2,046,564	5,399	0.53%
Noninterest-bearing deposits	149,681			125,702
Other liabilities	32,712			24,484
Shareholders' equity	310,007			300,265
Total liabilities and shareholders' equity	$2,912,942			$2,497,015

Net interest income (1)		$33,195			$32,018
Net interest spread			2.33%			2.62%
Net interest margin (1)			2.41%			2.69%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Six Months Ended June 30, 2015 and 2014. Net interest income, calculated on a fully taxable equivalent basis, increased $1.2 million or 3.7%, to $33.2 million for the six months ended June 30, 2015, from $32.0 million for the same period in 2014. The increase in net interest income for the six months ended June 30, 2015, was primarily attributable to a $379.1 million, or 15.8%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $3.1 million, or 8.4%, in interest income, partially offset by an increase of $1.9 million, or 36.1%, in interest expense. Net interest margin decreased to 2.41% for the six months ended June 30, 2015, as compared to 2.69% for the same period in 2014 driven by higher interest expense from the issuance of subordinated debt in June 2014 and on overall lower yield from the loan portfolio.

The increase in interest income was primarily the result of an increase in average total loans of $471.4 million, or 23.6%, which is our primary earning asset and the Bank's core business, as well as an increase of $12.5 million in average investment securities held-to-maturity, partially offset by a decrease of 43 basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. The overall yield on interest-earning assets declined 21 basis points to 2.94% for the six months ended June 30, 2015, as compared to 3.15% for the same period in 2014, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio.

Interest expense on interest-bearing liabilities of $7.3 million, for the six months ended June 30, 2015, increased $1.9 million, or 36.1%, from the same period in 2014 as a result of an increase of $374.0 million, or 18.3%, in average interest-bearing liabilities for the six months ended June 30, 2015, coupled with an increase of eight basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2014. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and the issuance of subordinated debt. The increase in average interest-bearing liabilities was driven primarily by an increase of $272.5 million, or 26.4%, in average money market deposit accounts and an increase of $64.8 million, in average interest-bearing checking accounts, an increase in average FHLB borrowings of $26.5 million and an increase of $30.2 million in the average balance of subordinated debt.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the six months ended June 30, 2015 and 2014. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Six Months Ended June 30,
	2015 over 2014
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$15	$(149)	$(134)
Federal funds sold	1	—	1
Investment securities available-for-sale	(75)	(98)	(173)
Investment securities held-to-maturity	61	238	299
Total loans	(4,599)	7,731	3,132
Total increase (decrease) in interest income	(4,597)	7,722	3,125

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	95	91	186
Money market deposit accounts	70	531	601
Time deposits (excluding CDARS®)	190	(136)	54
CDARS® time deposits	80	30	110
Borrowings:
FHLB borrowing	(2)	51	49
Subordinated notes payable	(6)	954	948
Total increase (decrease) in interest expense	427	1,521	1,948
Total increase (decrease) in net interest income	$(5,024)	$6,201	$1,177

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

Provision for Loan Losses for the Three Months Ended June 30, 2015 and 2014. We recorded a $185,000 and $9.1 million provision for loan losses for the three months ended June 30, 2015 and 2014, respectively. The provision for the three months ended June 30, 2015, was largely comprised of the net increase of $608,000 in specific reserves on non-performing commercial and industrial loans and a decrease of $402,000 in the general reserves of the commercial real estate portfolio and commercial and industrial loan portfolios. The provision for loan losses for the three months ended June 30, 2014, was driven by the impact of $5.5 million in charge-offs related to two non-performing commercial and industrial loans, $1.9 million for loans that were downgraded during the quarter and $0.4 million related to growth of the loan portfolio.

Provision for Loan Losses for the Six Months Ended June 30, 2015 and 2014. We recorded a $1.1 million and $9.7 million provision for loan losses for the six months ended June 30, 2015 and 2014, respectively. The provision for the six months ended June 30, 2015, was comprised of the net increase of $2.2 million in specific reserves on non-performing commercial and industrial loans and a decrease of $1.1 million in commercial and industrial general reserves primarily due to overall decreases in this loan portfolio. The provision for loan losses for the six months ended June 30, 2014, was comprised of an increase in specific reserves on four commercial and industrial loans (of which three were subsequently charged off totaling $6.4 million) and increased general reserves for loans that were downgraded during the second quarter, partially offset by a decrease in specific reserves on one commercial and industrial loan which paid off and a decrease in the general reserve for the commercial real estate portfolio.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees for Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. In addition, from time to time as opportunities arise, we sell portions of our investment securities available-for-sale portfolio. Gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses is impacted by a number of factors, including the nature of the security sold, the purpose of the sale, the interest rate environment and other market conditions. The information provided under the caption "Parent and Other" represents operations not considered to be reportable segments and/or general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments which are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$7,556	$(42)	$7,514	$—	$7,560	$(51)	$7,509
Service charges	176	—	—	176	154	—	—	154
Net gain on the sale of investment securities available-for-sale	—	—	—	—	414	—	—	414
Swap fees	697	—	—	697	255	—	—	255
Commitment and other fees	493	—	—	493	486	—	—	486
Other income (1)	751	—	—	751	262	41	—	303
Total non-interest income	$2,117	$7,556	$(42)	$9,631	$1,571	$7,601	$(51)	$9,121

(1)	Other income includes such items as income from BOLI, unrealized gain (loss) on swaps, FHLB stock dividends, gain on the sale of loans and other general operating income.

Non-Interest Income for the Three Months Ended June 30, 2015 and 2014. Our non-interest income was $9.6 million for the three months ended June 30, 2015, an increase of $510,000, or 5.6%, from $9.1 million for the same period in 2014, primarily related to increases in swap fees and other income, partially offset by lower net gain on the sale of investment securities available-for-sale.

Investment Management Segment:

•
Investment management fees were $7.6 million for the three months ended June 30, 2015, compared to $7.6 million for the three months ended June 30, 2014. Assets under management increased $236.0 million to $8.1 billion as of June 30, 2015, as compared to $7.9 billion as of June 30, 2014.

Bank Segment:

•	Net gain on the sale of investment securities available-for-sale was $0 for the three months ended June 30, 2015, compared to $414,000 for the same period in 2014.

•
Swap fees of $697,000 for the three months ended June 30, 2015, increased $442,000, as compared to $255,000 for the same period in 2014, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations of market conditions.

•
Other income of $751,000 for the three months ended June 30, 2015, increased $489,000, as compared to $262,000 for the same period in 2014, primarily due to $31,000 of higher dividends on FHLB stock, $91,000 of higher income from BOLI as a result of an increase in our investment and an increase of $368,000 due to the increase in the fair values of our swaps.

The following table presents the components of our non-interest income for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$15,258	$(89)	$15,169	$—	$10,014	$(51)	$9,963
Service charges	339	—	—	339	284	—	—	284
Net gain on the sale of investment securities available-for-sale	17	—	—	17	1,428	—	—	1,428
Swap fees	1,014	—	—	1,014	409	—	—	409
Commitment and other fees	1,000	—	—	1,000	980	—	—	980
Other income (1)	1,149	1	—	1,150	496	41	—	537
Total non-interest income	$3,519	$15,259	$(89)	$18,689	$3,597	$10,055	$(51)	$13,601

(1)	Other income includes such items as income from BOLI, unrealized gain (loss) on swaps, FHLB stock dividends, gain on the sale of loans and other general operating income.

Non-Interest Income for the Six Months Ended June 30, 2015 and 2014. Our non-interest income was $18.7 million for the six months ended June 30, 2015, an increase of $5.1 million, or 37.4%, from $13.6 million for the same period in 2014, primarily related to increases in investment management fees, swap fees and other income partially offset by lower net gain on the sale of investment securities available-for-sale.

Investment Management Segment:

•
Investment management fees were $15.3 million for the six months ended June 30, 2015, which represented six months of revenue for Chartwell, as compared to $10.0 million for the six months ended June 30, 2014, which represented only four month of revenue for Chartwell. Assets under management increased $236.0 million to $8.1 billion as of June 30, 2015, as compared to $7.9 billion as of June 30, 2014.

Bank Segment:

•	Net gain on the sale of investment securities available-for-sale was $17,000 for the six months ended June 30, 2015, compared to $1.4 million for the same period in 2014.

•
Swap fees of $1.0 million for the six months ended June 30, 2015, increased $605,000, as compared to $409,000 for the same period in 2014, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations of market conditions.

•
Other income of $1.1 million for the six months ended June 30, 2015, increased $653,000, as compared to $496,000 for the same period in 2014, primarily due to $223,000 of higher dividends on FHLB stock, $168,000 of higher income from BOLI as a result of an increase in our investment and an increase of $263,000 due to the increase in the fair values of our swaps.

Non-Interest Expense

Our non-interest expense represents the operating cost of maintaining and growing our business. The largest portion of non-interest expense for each segment is compensation and employee benefits, which include employee payroll expense as well as the cost of incentive compensation, benefit plans, health insurance and payroll taxes, all of which are impacted by the growth in our employee base, coupled with increases in the level of compensation and benefits of our existing employees. The information provided under the caption "Parent and Other" represents operations not considered to be reportable segments and/or general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments which are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest expense by operating segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$7,010	$4,594	$—	$11,604	$5,544	$4,447	$—	$9,991
Premises and occupancy costs	954	190	—	1,144	825	185	—	1,010
Professional fees	850	80	(45)	885	853	52	(10)	895
FDIC insurance expense	545	—	—	545	454	—	—	454
General insurance expense	252	61	—	313	243	38	—	281
State capital shares tax	309	—	—	309	313	—	—	313
Travel and entertainment expense	460	176	—	636	513	178	—	691
Data processing expense	268	—	—	268	233	—	—	233
Intangible amortization expense	—	390	—	390	—	390	—	390
Other operating expenses (1)	1,042	396	50	1,488	878	337	11	1,226
Total non-interest expense	$11,690	$5,887	$5	$17,582	$9,856	$5,627	$1	$15,484

Full-time equivalent employees (2)	138	53	—	191	136	48	—	184

(1)
Other operating expenses includes such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended June 30, 2015 and 2014. Our non-interest expense for the three months ended June 30, 2015, increased $2.1 million, or 13.5%, as compared to the same period in 2014, of which $1.8 million relates to the increase in expenses of the Bank segment and $260,000 relates to the increase in expenses of the Investment Management segment. The significant changes in each segment's expenses are described below.

Investment Management Segment:

•
Compensation and employee benefit costs increased $147,000 for the three months ended June 30, 2015, compared to the same period in 2014, due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees and an increase in stock-based compensation expense.

•
Other operating expenses increased $59,000 for the three months ended June 30, 2015, as compared to the same period in 2014, largely related to increases in sub-advisory fees and organizational dues and subscriptions.

Bank Segment:

•
Compensation and employee benefits costs increased $1.5 million for the three months ended June 30, 2015, compared to the same period in 2014. The increase was primarily due higher incentive compensation expense as a result of higher net income for the Bank segment as compared to the same period 2014. In addition, the three months ended June 30, 2015, had an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees and an increase in stock-based compensation expense.

•
Premise and occupancy costs increased $129,000 for the three months ended June 30, 2015, compared to the same period in 2014, primarily due to increases in rent expense and depreciation related to the expansion of the Pittsburgh office and the new lease for the New York City office.

•	FDIC insurance expense increased $91,000 for the three months ended June 30, 2015, as compared to the same period in 2014, largely related to increased asset levels.

•	Other operating expenses for the three months ended June 30, 2015, increased by $164,000, compared to the same period in 2014, primarily related to higher marketing costs and charitable contributions.

The following table presents the components of our non-interest expense by operating segment for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$13,848	$9,170	$—	$23,018	$12,290	$5,939	$—	$18,229
Premises and occupancy costs	1,889	377	—	2,266	1,669	246	—	1,915
Professional fees	1,678	176	(93)	1,761	1,738	67	(10)	1,795
FDIC insurance expense	1,013	—	—	1,013	862	—	—	862
General insurance expense	496	111	—	607	484	50	—	534
State capital shares tax	582	—	—	582	627	—	—	627
Travel and entertainment expense	820	342	—	1,162	870	256	—	1,126
Data processing expense	530	—	—	530	456	—	—	456
Intangible amortization expense	—	779	—	779	—	520	—	520
Other operating expenses (1)	2,087	819	60	2,966	1,704	478	30	2,212
Total non-interest expense	$22,943	$11,774	$(33)	$34,684	$20,700	$7,556	$20	$28,276

(1)
Other operating expenses includes such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Six Months Ended June 30, 2015 and 2014. Our non-interest expense for the six months ended June 30, 2015, increased $6.4 million, or 22.7%, as compared to the same period in 2014, of which $2.2 million relates to the increase in expenses of the Bank segment and $4.2 million relates to the increase in expenses of the Investment Management segment, which commenced activity on March 5, 2014. The significant changes in each segment's expenses are described below.

Investment Management Segment:

•
Non-interest expense for the Investment Management segment increased by $4.2 million for the six months ended June 30, 2015, to $11.8 million which represented six months of Chartwell's expenses as compared to $7.6 million in 2014, which represented only four month of expenses.

Bank Segment:

•
Compensation and employee benefits for the six months ended June 30, 2015, increased by $1.6 million, compared to the same period in 2014, primarily due higher incentive compensation expense as a result of higher net income for the Bank segment as compared to the same period 2014. In addition, the six months ended June 30, 2015, had an increase in the number of full-time equivalent employees and increases in the overall annual wage and benefits costs of our existing employees.

•
Premise and occupancy costs increased $220,000 for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to increases in rent expense and depreciation related to the expansion of the Pittsburgh office and the new lease for the New York City office.

•	Professional fees decreased $60,000 for the six months ended June 30, 2015, compared to the same period in 2014, due to lower legal fees related to adverse rated credits.

•	FDIC insurance expense increased $151,000 for the six months ended June 30, 2015, as compared to the same period in 2014, largely related to increased asset levels.

•
Data processing expense increased by $74,000 for the six months ended June 30, 2015, as compared to the same period in 2014, largely due to increased processing fees related to increased customer levels.

•	Other operating expenses for the six months ended June 30, 2015, increased by $383,000, compared to the same period in 2014, primarily related to higher marketing costs and charitable contributions.

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

Income Taxes for the Three Months Ended June 30, 2015 and 2014. For the three months ended June 30, 2015, we recognized income tax expense of $2.8 million or 32.5% of income before tax, as compared to income tax expense of $52,000, or 9.2%, of income before tax, for the same period in 2014. Our effective tax rate of 32.5% for the three months ended June 30, 2015, increased as compared to the effective tax rate of 30.4% for the year ended December 31, 2014, as a result of estimated income related to the Investment Management segment. Our effective tax rate for the three months ended June 30, 2014, was not indicative of the full year effective tax rate for 2014 due to the level of earnings.

Income Taxes for the Six Months Ended June 30, 2015 and 2014. For the six months ended June 30, 2015, we recognized income tax expense of $5.2 million or 32.5% of income before tax, as compared to income tax expense of $2.4 million, or 31.7%, of income before tax, for the same period in 2014. Our effective tax rate of 32.5% for the six months ended June 30, 2015, increased as compared to the effective tax rate of 30.4% for the year ended December 31, 2014, as a result of estimated income related to the Investment Management segment.

Financial Condition

Our total assets as of June 30, 2015, were $3.0 billion which was an increase of $170.3 million, or 12.1% on an annualized basis, from December 31, 2014, driven primarily by growth in our loan portfolio. As of June 30, 2015, our loan portfolio increased $154.3 million, or 13.0% on an annualized basis, to $2.6 billion, as compared to December 31, 2014. Total investment securities increased $13.5 million, or 13.2% on an annualized basis, to $219.7 million, as of June 30, 2015, from $206.2 million, as of December 31, 2014, as a result of the net activity of purchases, repayments and sales of certain securities. Cash and cash equivalents decreased $5.5 million, to $100.2 million, as of June 30, 2015, from $105.7 million, as of December 31, 2014. Our total deposits increased $213.7 million, or 18.4% on an annualized basis, to $2.6 billion as of June 30, 2015, to fund loan growth and pay down borrowings. Borrowings decreased $40.0 million, to $125.0 million, as of June 30, 2015, compared to December 31, 2014. Our shareholders' equity increased $9.0 million to $314.4 million as of June 30, 2015, compared to $305.4 million as of December 31, 2014. This increase was primarily the result of $10.8 million in net income, an increase of $412,000 in other comprehensive income (loss), which represents the change in the unrealized loss on our investment portfolio (net of deferred taxes) and the impact of $920,000 in stock-based compensation, offset by the purchase of $3.2 million in treasury stock.

Loans

The Bank's primary source of income is interest on loans. Our loan portfolio consists primarily of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. The loan portfolio represents our largest earning asset.

The following table presents the composition of our loan portfolio by channel, as of the dates indicated:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking channel loans	$1,114,342	43.6%	$989,302	41.2%
Middle-market banking channel loans:
Commercial and industrial	631,122	24.7%	677,493	28.2%
Commercial real estate	808,879	31.7%	733,257	30.6%
Total middle-market banking channel loans	1,440,001	56.4%	1,410,750	58.8%
Loans held-for-investment	$2,554,343	100.0%	$2,400,052	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $154.3 million, or 13.0% on an annualized basis, to $2.6 billion as of June 30, 2015, as compared to December 31, 2014. Our growth for the six months ended June 30, 2015, was comprised of an increase in private banking loans of $125.0 million, or 25.5% annualized, a decrease in commercial and industrial loans of $46.4 million, or 13.8% annualized, and an increase in commercial real estate loans of $75.6 million, or 20.8% annualized.

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

As of June 30, 2015 there was $965.4 million, or 86.6%, of private banking channel loans that were secured by cash and marketable securities as compared to $803.5 million, or 81.2%, as of December 31, 2014. The growth in loans secured by cash and marketable securities is expected to continue as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile. On a daily basis, we price and monitor the collateral of these non-purpose margin loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Private banking channel loans:
Secured by real estate	$127,238	$161,568
Secured by cash and marketable securities	965,395	803,453
Other	21,709	24,281
Total private banking channel loans	$1,114,342	$989,302

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

As of June 30, 2015, $585.8 million of total commercial real estate loans were at a floating rate and $223.0 million were at a fixed rate, as compared to $512.5 million and $220.8 million, respectively, as of December 31, 2014.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans by channel with fixed and adjustable rates in each maturity range as of the date indicated.

	June 30, 2015
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$129,683	$455,575	$45,864	$631,122
Commercial real estate	131,417	454,573	222,889	808,879
Private banking	953,386	110,554	50,402	1,114,342
Loans held-for-investment	$1,214,486	$1,020,702	$319,155	$2,554,343

Interest rate sensitivity:
Fixed interest rates	$101,724	$211,832	$120,144	$433,700
Floating or adjustable interest rates	1,112,762	808,870	199,011	2,120,643
Loans held-for-investment	$1,214,486	$1,020,702	$319,155	$2,554,343

Interest Reserve Loans

As of June 30, 2015, loans with interest reserves totaled $92.2 million, which represented 3.6% of loans held-for-investment, as compared to $73.9 million or 3.1% as of December 31, 2014, due to the continued annualized growth of 20.8% in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance quarterly. This evaluation is subjective and requires material estimates that may change over time.

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

In estimating probable loan loss under ASC Topic 450 we consider numerous factors, including historical charge-offs and subsequent recoveries. We also consider, but are not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, we consider the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of our primary markets historically tend to lag the national economy, with local economies in those primary markets also improving or weakening, as the case may be, but at a more measured rate than the national trends.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	June 30, 2015	December 31, 2014
General reserves	$13,719	$14,690
Specific reserves	7,688	5,583
Total allowance for loan losses	$21,407	$20,273

Allowance for loan losses to loans	0.84%	0.84%

As of June 30, 2015, we had specific reserves totaling $7.7 million related to three commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $16.8 million. All of these loans were on non-accrual status as of June 30, 2015.

As of December 31, 2014, we had specific reserves totaling $5.6 million related to six commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $25.1 million. All of these loans were on non-accrual status as of December 31, 2014.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$14,621	68.3%	24.7%	$13,501	66.6%	28.2%
Commercial real estate	4,749	22.2%	31.7%	4,755	23.5%	30.6%
Private banking	2,037	9.5%	43.6%	2,017	9.9%	41.2%
Total allowance for loan losses	$21,407	100.0%	100.0%	$20,273	100.0%	100.0%

Allowance for Loan Losses as of June 30, 2015 and December 31, 2014. Our allowance for loan losses increased to $21.4 million, or 0.84%, of loans as of June 30, 2015, as compared to $20.3 million, or 0.84% of loans, as of December 31, 2014. The increase in the total reserve was primarily attributable to increases in the specific reserves offset by decreases in the general reserves for the commercial and industrial loan portfolio.

Our allowance for loan losses related to commercial and industrial loans increased $1.1 million to $14.6 million as of June 30, 2015, as compared to $13.5 million as of December 31, 2014. This increase was primarily attributable to an increase of $2.2 million in specific reserves related to two non-accrual loans, offset by a decrease of $1.1 million in general reserves due to overall decreases in the commercial and industrial loan portfolio. Our allowance for loan losses related to commercial real estate loans decreased by $6,000 to $4.7 million as of June 30, 2015, as compared to $4.8 million as of December 31, 2014. Our allowance for loan losses related to private banking loans increased $20,000 to $2.0 million as of June 30, 2015, from December 31, 2014.

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

A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$21,205	$18,752	$20,273	$18,996
Charge-offs:
Commercial and industrial	—	(5,505)	—	(6,357)
Commercial real estate	—	—	—	—
Private banking	—	—	—	—
Total charge-offs	—	(5,505)	—	(6,357)
Recoveries:
Commercial and industrial	4	466	11	466
Commercial real estate	—	—	—	—
Private banking	13	—	13	—
Total recoveries	17	466	24	466
Net (charge-offs) recoveries	17	(5,039)	24	(5,891)
Provision for loan losses	185	9,109	1,110	9,717
Ending balance	$21,407	$22,822	$21,407	$22,822

Net loan charge-offs (recoveries) to average total loans (1)	—%	0.95%	—%	0.60%
Provision for loan losses to average total loans (1)	0.03%	1.72%	0.09%	0.98%
Allowance for loan losses to net loan charge-offs (recoveries) (1)	n/m	112.92%	n/m	192.11%
Provision for loan losses to net loan charge-offs (recoveries) (1)	n/m	180.77%	n/m	164.95%

(1)	Interim period ratios are annualized.
n/m: Not meaningful

Net Charge-Offs for the Three Months Ended June 30, 2015. Our net loan recoveries of $17,000, or 0.00% of average loans on an annualized basis, for the three months ended June 30, 2015, were related to two commercial and industrial loans and one private banking loan.

Net Charge-Offs for the Three Months Ended June 30, 2014. Our net loan charge-offs of $5.0 million, or 0.95% of average loans on an annualized basis, for the three months ended June 30, 2014, included charge-offs of $5.5 million on two commercial and industrial loans and a recovery of $466,000 on one commercial and industrial loan.

Net Charge-Offs for the Six Months Ended June 30, 2015. Our net loan recoveries of $24,000, or 0.00% of average loans on an annualized basis, for the six months ended June 30, 2015, were related to three commercial and industrial loans and one private banking loan.

Net Charge-Offs for the Six Months Ended June 30, 2014. Our net loan charge-offs of $5.9 million, or 0.60% of average loans on an annualized basis, for the six months ended June 30, 2014, included charge-offs of $6.4 million on three commercial and industrial loans and a recovery of $466,000 on one commercial and industrial loan.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans consist of loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We initially record OREO at the lower of the related loan balance or fair value, less estimated costs to sell the assets. We account for TDRs in accordance with ASC 310, Receivables.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of June 30, 2015 and December 31, 2014, and there was no interest income recognized on these loans for the six months ended June 30, 2015 and 2014, while these loans were on non-accrual. As of June 30, 2015, non-performing loans were $25.0 million, or 0.98% of total loans, compared to $30.2 million, or 1.26% of total loans, as of December 31, 2014. We had specific reserves of $7.7 million and $5.6 million as of June 30, 2015 and December 31, 2014, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 44.6% and 51.3% of the original loan balance after payments, charge-offs and specific reserves as of June 30, 2015 and December 31, 2014, respectively.

For additional information on our non-performing loans for June 30, 2015 and December 31, 2014, refer to Note 4, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $26.7 million, or 0.89% of total assets, as of June 30, 2015, as compared to $31.6 million, or 1.11% of total assets, as of December 31, 2014. The decrease in non-performing assets was the result of $4.9 million in paydowns and two payoffs on non-performing loans in 2015. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of June 30, 2015, we had three OREO properties totaling $1.8 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Non-performing loans:
Commercial and industrial	$20,254	$24,665
Commercial real estate	2,912	3,498
Private banking	1,812	2,069
Total non-performing loans	$24,978	$30,232
Other real estate owned	1,766	1,370
Total non-performing assets	$26,744	$31,602

Non-performing troubled debt restructured loans (1)	$21,347	$14,107
Performing troubled debt restructured loans	$546	$528
Non-performing loans to total loans	0.98%	1.26%
Allowance for loan losses to non-performing loans	85.70%	67.06%
Non-performing assets to total assets	0.89%	1.11%

(1)	Included in total non-performing loans.

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

For additional information on the age analysis of past due loans segregated by class of loan for June 30, 2015 and December 31, 2014, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for June 30, 2015 and December 31, 2014, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and from time to time, securities held for trading purposes. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the consolidated statement of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders' equity, within accumulated other comprehensive income (loss), net of deferred taxes. Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost.

On a quarterly basis, we determine the fair market value of our investment securities based on information provided by multiple external sources. In addition, on a quarterly basis, we conduct an internal evaluation of changes in the fair market value of our investment securities to gain a level of comfort with the market value information received from the external sources.

Securities, like loans, are subject to interest rate and credit risk. In addition, by their nature, securities classified as available-for-sale are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders' equity. The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of June 30, 2015 and December 31, 2014, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the detailed valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

We perform a quarterly review of our investment securities to identify those that may indicate other-than-temporary impairment. Our policy for OTTI is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the investment security's ability to recover any decline in its estimated fair value and whether we intend to sell the investment security or if it is more likely than not that we will be required to sell the investment security prior to its recovery. If the financial markets experience deterioration, charges to income could occur in future periods as a result of OTTI determinations.

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of June 30, 2015, was approximately 1.9, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $174.7 million and $166.6 million in investment securities available-for-sale as of June 30, 2015 and December 31, 2014, respectively. The increase of $8.1 million was primarily attributable to the net activity of purchases of $30.6 million, repayments of $13.1 million and sales of $9.7 million of certain securities during the six months ended June 30, 2015.

On a fair value basis, 74.5% of our available-for-sale investment securities as of June 30, 2015, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2014, floating-rate securities comprised 74.6% of our available-for-sale investment securities.

On a fair value basis, 50.2% of our available-for-sale investment securities as of June 30, 2015, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2014, agency securities comprised 59.1% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $45.0 million and $39.6 million in investment securities held-to-maturity as of June 30, 2015 and December 31, 2014, respectively. The increase of $5.4 million was primarily attributable to the net activity of purchases of $12.0 million and repayments of $6.5 million during the six months ended June 30, 2015. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of June 30, 2015.

Trading Investment Securities. We held no investment securities trading as of June 30, 2015 and December 31, 2014. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,737	$43	$75	$43,705
Trust preferred securities	17,513	66	186	17,393
Non-agency mortgage-backed securities	7,877	—	46	7,831
Non-agency collateralized loan obligations	9,990	—	42	9,948
Agency collateralized mortgage obligations	53,344	126	24	53,446
Agency mortgage-backed securities	29,373	418	263	29,528
Agency debentures	4,698	14	—	4,712
Equity securities	8,215	—	71	8,144
Total investment securities available-for-sale	174,747	667	707	174,707
Investment securities held-to-maturity:
Corporate bonds	18,450	486	31	18,905
Agency debentures	2,451	5	—	2,456
Municipal bonds	24,054	106	90	24,070
Total investment securities held-to-maturity	44,955	597	121	45,431
Total	$219,702	$1,264	$828	$220,138

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

The change in the fair values of our municipal bonds, agency debentures and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities and collateralized loan obligations, and certain equity securities, management evaluates the underlying issuer's financial performance and related credit rating information through a review of publicly available financial statements. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of June 30, 2015. Expected maturities will differ from contractual maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$41,704	1.42%	$2,001	2.85%	$—	—%	$43,705	1.49%
Trust preferred securities	—	—%	—	—%	—	—%	17,393	2.10%	17,393	2.10%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	7,831	0.07%	7,831	0.07%
Non-agency collateralized loan obligations	—	—%	—	—%	—	—%	9,948	1.84%	9,948	1.84%
Agency collateralized mortgage obligations	—	—%	—	—%	1,657	0.70%	51,789	0.61%	53,446	0.61%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	29,528	1.74%	29,528	1.74%
Agency debentures	—	—%	—	—%	4,712	1.79%	—	—%	4,712	1.79%
Total investment securities available-for-sale	—		41,704		8,370		116,489		166,563
Weighted average yield		—%		1.42%		1.83%		1.19%		1.28%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,408	6.38%	13,497	5.35%	—	—%	18,905	5.63%
Agency debentures	—	—%	—	—%	2,456	3.03%	—	—%	2,456	3.03%
Municipal bonds	—	—%	3,225	1.96%	19,024	2.68%	1,821	3.55%	24,070	2.65%
Total investment securities held-to-maturity	—		8,633		34,977		1,821		45,431
Weighted average yield		—%		4.65%		3.74%		3.55%		3.89%
Total debt securities	$—		$50,337		$43,347		$118,310		$211,994
Weighted average yield		—%		1.95%		3.37%		1.22%		1.83%

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

As of June 30, 2015, we consider approximately 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015		2014
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$98,183	0.40%	$59,805	0.18%
Money market deposit accounts	1,352,153	0.40%	1,104,147	0.39%
Time deposits (excluding CDARS®)	459,546	0.95%	497,778	0.83%
CDARS® time deposits	441,092	0.59%	421,555	0.53%
Total average interest-bearing deposits	2,350,974	0.54%	2,083,285	0.52%
Noninterest-bearing deposits	137,647	—	125,633	—
Total average deposits	$2,488,621	0.51%	$2,208,918	0.49%

Average Deposits for the Three Months Ended June 30, 2015 and 2014. For the three months ended June 30, 2015, our average total deposits were $2.5 billion, representing an increase of $279.7 million, or 12.7%, from the same period in 2014. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts, money market deposit accounts and CDARS® time deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.54%, for the three months ended June 30, 2015, increased from 0.52%, for the same period in 2014, as average rates paid were higher in each deposit category and the average duration of time deposits was extended. Average money market deposits increased to 57.5% of total average interest-bearing deposits, for the three months ended June 30, 2015, from 53.0% for the same period in 2014. Average time deposits decreased to 19.5% of total average interest-bearing deposits for the three months ended June 30, 2015, compared to 23.9% for the same period in 2014. Average CDARS® time deposits decreased to 18.8% of total average interest-bearing deposits, for the three months ended June 30, 2015, from 20.2% for the same period in 2014. Average noninterest-bearing deposits increased $12.0 million, or 9.6%, in the three months ended June 30, 2015, from $125.6 million for the three months ended June 30, 2014, to $137.6 million, and the average cost of total deposits increased two basis points to 0.51% for the three months ended June 30, 2015 and 2014.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015		2014
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$106,815	0.41%	$42,054	0.16%
Money market deposit accounts	1,305,908	0.39%	1,033,444	0.38%
Time deposits (excluding CDARS®)	451,021	0.93%	482,162	0.85%
CDARS® time deposits	432,074	0.57%	420,866	0.53%
Total average interest-bearing deposits	2,295,818	0.53%	1,978,526	0.52%
Noninterest-bearing deposits	149,681	—	125,702	—
Total average deposits	$2,445,499	0.50%	$2,104,228	0.49%

Average Deposits for the Six Months Ended June 30, 2015 and 2014. For the six months ended June 30, 2015, our average total deposits were $2.4 billion, representing an increase of $341.3 million, or 16.2%, from the same period in 2014. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts, money market deposit accounts and CDARS® time deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.53%, for the six months ended June 30, 2015, increased from 0.52%, for the same period in 2014, as average rates paid were higher in each deposit category and the average duration of time deposits was extended. Average money market deposits increased to 56.9% of total average interest-bearing deposits, for the six months ended June 30, 2015, from 52.2% for the same period in 2014. Average time deposits decreased to 19.6% of total average interest-bearing deposits for the six months ended June 30, 2015, compared to 24.4% for the same period in 2014. Average CDARS® time deposits decreased to 18.8% of total average interest-bearing deposits, for the six months ended June 30, 2015, from 21.3% for the same period in 2014. Average noninterest-bearing deposits increased $24.0 million, or 19.1%, in the six months ended June 30, 2015, from $125.7 million for the six months ended June 30, 2014, to $149.7 million, and the average cost of deposits increased one basis point to 0.50% for the six months ended June 30, 2015 and 2014.

Certificates of Deposits and Other Time Deposits

Maturities of time deposits of $100,000 or more outstanding are summarized below, as of June 30, 2015.

(Dollars in thousands)	June 30, 2015
Months to maturity:
Three months or less	$203,636
Over three to six months	117,614
Over six to 12 months	264,382
Over 12 months	230,191
Total	$815,823

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

The following table presents certain information with respect to our borrowings, as of June 30, 2015 and December 31, 2014.

	June 30, 2015					December 31, 2014
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Short-term FHLB borrowings	$65,000	0.36%	$65,000	$24,807	1-9 days	$30,000	0.27%	$60,000	$11,959	1-9 days
Long-term FHLB borrowings:
Issued 9/25/2012	—	—%	—	—		—	0.42%	20,000	14,630	2 years
Issued 4/7/2014	—	—%	25,000	13,260	12 months	25,000	0.34%	25,000	18,425	12 months
Issued 4/7/2014	—	—%	25,000	21,823	14 months	25,000	0.38%	25,000	18,425	14 months
Issued 4/7/2014	25,000	0.44%	25,000	25,000	17 months	25,000	0.44%	25,000	18,425	17 months
Issued 5/5/2014	—	—%	25,000	4,834	9 months	25,000	0.33%	25,000	16,506	9 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	20,041	5 years
Total borrowings	$125,000	1.89%	$200,000	$124,724		$165,000	1.49%	$215,000	$118,411

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of June 30, 2015, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of June 30, 2015, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the six months ended June 30, 2015, the parent company paid approximately $1.1 million related to interest payments on the subordinated notes and $17.2 million related to the earn-out consideration for the Chartwell acquisition. For the six months ended June 30, 2014, the parent company paid approximately $45 million related to the Chartwell acquisition. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of June 30, 2015.

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

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 84.5% and 82.1% as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had available liquidity of $645.1 million, or 21.4% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $244.2 million, or 8.1% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $400.9 million, or 13.3% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Available cash	$76,719	$77,215
Unpledged investment securities available-for-sale	167,497	158,361
Net borrowing capacity	400,876	364,205
Total liquidity	$645,092	$599,781

For the six months ended June 30, 2015, we generated $12.4 million of cash from operating activities, compared to $10.7 million of cash utilized for the same period in 2014. This increase in cash flow was primarily the result of net income of $10.8 million for the six months ended June 30, 2015, and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $173.0 million, for the six months ended June 30, 2015, as compared to a net cash outflow of $363.0 million for the same period in 2014. The outflows for the six months ended June 30, 2015, were primarily due to net loan growth of $158.5 million and purchases of investment securities totaling $39.6 million, partially offset by proceeds, principal repayments and maturities from the sale of investment securities totaling $29.4 million. The outflows for the six months ended June 30, 2014, included the Chartwell acquisition net of cash totaling $42.9 million, the purchase of $219.5 million in loans, net loan growth of $132.8 million and $32.6 million for the purchase of investment securities available-for-sale, partially offset by proceeds from the sale of investment securities available-for-sale totaling $69.6 million.

Financing activities resulted in a net inflow of $155.2 million for the six months ended June 30, 2015, compared to a net inflow of $398.3 million for the same period in 2014, as a result of decreased FHLB borrowings of $40.0 million more than offset by the net increase in deposits of $213.7 million for the six months ended June 30, 2015, compared to $264.1 million in deposits, increased FHLB borrowings of $100.0 million and net proceeds from the issuance of $34.0 million in subordinated notes payable for the six months ended June 30, 2014.

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

Shareholders' Equity. Shareholders' equity increased to $314.4 million as of June 30, 2015, compared to $305.4 million as of December 31, 2014. The $9.0 million increase during the six months ended June 30, 2015, was attributable to net income of $10.8 million, the impact of $920,000 in stock-based compensation, an increase of $412,000 in accumulated other comprehensive income (loss), and $50,000 exercise of stock options offset by the purchase of $3.2 million in treasury stock.

Regulatory Capital. As of June 30, 2015 and December 31, 2014, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we expect to monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. When fully phased in, Basel III, which began phasing in on January 1, 2015, will replace the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings. The overall net impact of applying Basel III regulatory rules to the Company and the Bank was an increase to the risk-based capital ratios effective January 1, 2015. This increase resulted primarily from the reduced risk-weighted capital treatment for certain of the Bank's private banking channel non-purpose margin loans, which are over-collateralized by liquid and marketable securities that are priced and monitored daily.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	June 30, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$323,480	14.45%	$179,040	8.00%	N/A	N/A
Bank	$302,528	13.69%	$176,820	8.00%	$221,026	10.00%
Tier 1 risk-based capital ratio
Company	$273,680	12.23%	$134,280	6.00%	N/A	N/A
Bank	$280,621	12.70%	$132,615	6.00%	$176,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$273,680	12.23%	$100,710	4.50%	N/A	N/A
Bank	$280,621	12.70%	$99,462	4.50%	$143,667	6.50%
Tier 1 leverage ratio
Company	$273,680	9.42%	$116,187	4.00%	N/A	N/A
Bank	$280,621	9.76%	$115,053	4.00%	$143,816	5.00%

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	June 30, 2015
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,672,252	$—	$—	$—	$1,672,252
Certificates and other time deposits	639,072	239,371	—	—	878,443
Borrowings	90,000	—	35,000	—	125,000
Interest payments on time deposits and borrowings	5,099	6,508	4,025	—	15,632
Operating leases	2,196	3,528	3,386	1,685	10,795
Total contractual obligations	$2,408,619	$249,407	$42,411	$1,685	$2,702,122

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

	June 30, 2015
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments (based on availability)	$719,431	$177,659	$116,522	$16,641	$1,030,253
Standby letters of credit	24,208	21,625	28,714	107	74,654
Total off-balance sheet arrangements	$743,639	$199,284	$145,236	$16,748	$1,104,907

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

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$12,235	17.37%	-20.00%	$10,185	15.18%
+200	$7,982	11.33%	-15.00%	$6,529	9.73%
+100	$3,695	5.25%	-10.00%	$2,833	4.22%
–100	$2,814	4.00%	-10.00%	$2,986	4.45%

Economic value of equity:
+300	$(13,082)	(4.26)%	+/-30.00%	$(19,523)	(6.48)%
+200	$(8,694)	(2.83)%	+/-20.00%	$(13,107)	(4.35)%
+100	$(4,457)	(1.45)%	+/-10.00%	$(6,926)	(2.30)%
–100	$3,589	1.17%	+/-10.00%	$4,766	1.58%

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

	Interest Rate Sensitivity Period
	June 30, 2015
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$91,035	$—	$—	$—	$—	$—	$—	$91,035
Federal funds sold	8,094	—	—	—	—	—	—	8,094
Total investment securities	117,843	6,144	10,886	17,468	30,000	37,046	275	219,662
Total loans	2,101,854	49,137	60,903	191,994	125,854	5,032	23,653	2,558,427
Other assets	—	—	—	—	—	—	139,943	139,943
Total assets	$2,318,826	$55,281	$71,789	$209,462	$155,854	$42,078	$163,871	$3,017,161

Liabilities:
Transaction accounts	$1,523,171	$—	$—	$—	$—	$—	$149,081	$1,672,252
Time deposits	228,172	123,985	286,915	239,371	—	—	—	878,443
Borrowings	90,000	—	—	—	35,000	—	—	125,000
Other liabilities	—	—	—	—	—	—	27,068	27,068
Total liabilities	1,841,343	123,985	286,915	239,371	35,000	—	176,149	2,702,763

Equity	—	—	—	—	—	—	314,398	314,398
Total liabilities and equity	$1,841,343	$123,985	$286,915	$239,371	$35,000	$—	$490,547	$3,017,161

Interest rate sensitivity gap	$477,483	$(68,704)	$(215,126)	$(29,909)	$120,854	$42,078	$(326,676)
Cumulative interest rate sensitivity gap	$477,483	$408,779	$193,653	$163,744	$284,598	$326,676
Cumulative interest rate sensitive assets to rate sensitive liabilities	125.9%	120.8%	108.6%	106.6%	111.3%	112.9%	111.6%
Cumulative gap to total assets	15.8%	13.5%	6.4%	5.4%	9.4%	10.8%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 108.6% as of June 30, 2015, from 105.5% as of December 31, 2014.

Various loans across our portfolio have floating-rate index floors. As of June 30, 2015, there were $109.2 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $84.1 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $25.1 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended June 30, 2015, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended June 30, 2015:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1, 2015 - April 30, 2015	9,700	$12.49	9,700
May 1, 2015 - May 31, 2015	3,067	12.57	3,067
June 1, 2015 - June 30, 2015	—	—	—
Total	12,767	$12.51	12,767	—

*
On October 22, 2014, the Company announced that its Board of Directors had approved a share repurchase program of up to $10 million, authorizing TriState Capital Holdings, Inc. to repurchase up to 1,000,000 shares of its common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Company completed the repurchase of the maximum number of shares authorized for repurchase under the program (which had an expiration date of December 31, 2015).

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: July 31, 2015

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.