Form 10-Q
period 2015-09-30
TriState Capital Holdings, Inc.
filed 2015-10-30
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2015

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

As of October 23, 2015, there were 28,027,695 shares of the registrant's common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	September 30, 2015	December 31, 2014

ASSETS

Cash	$950	$411
Interest-earning deposits with other institutions	94,115	99,551
Federal funds sold	5,359	5,748
Cash and cash equivalents	100,424	105,710
Investment securities available-for-sale, at fair value (cost: $174,727 and $167,232, respectively)	173,585	166,572
Investment securities held-to-maturity, at cost (fair value: $47,261 and $40,113, respectively)	46,427	39,591
Total investment securities	220,012	206,163
Loans held-for-investment	2,661,191	2,400,052
Allowance for loan losses	(19,350)	(20,273)
Loans held-for-investment, net	2,641,841	2,379,779
Accrued interest receivable	6,693	6,279
Investment management fees receivable	6,294	6,818
Federal Home Loan Bank stock	8,002	5,730
Goodwill and other intangibles, net	51,205	52,374
Office properties and equipment, net	4,014	4,128
Bank owned life insurance	59,575	53,323
Deferred tax asset, net	11,495	11,874
Prepaid expenses and other assets	20,692	14,679
Total assets	$3,130,247	$2,846,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,600,508	$2,336,953
Borrowings	175,000	165,000
Accrued interest payable on deposits and borrowings	1,221	1,735
Accrued earnout liability related to Chartwell acquisition	—	17,236
Other accrued expenses and other liabilities	32,978	20,543
Total liabilities	2,809,707	2,541,467

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 29,027,695 and 28,739,779, respectively; Shares outstanding - 28,027,695 and 28,060,888, respectively	281,377	280,895
Additional paid-in capital	10,463	9,253
Retained earnings	39,517	22,615
Accumulated other comprehensive income (loss), net	(913)	(627)
Treasury stock (1,000,000 and 678,891 shares, respectively)	(9,904)	(6,746)
Total shareholders’ equity	320,540	305,390
Total liabilities and shareholders’ equity	$3,130,247	$2,846,857

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Interest income:
Loans	$19,863	$18,769	$58,504	$54,277
Investments	991	797	2,579	2,263
Interest-earning deposits	86	115	278	440
Total interest income	20,940	19,681	61,361	56,980

Interest expense:
Deposits	3,274	2,754	9,342	7,871
Borrowings	710	681	1,989	963
Total interest expense	3,984	3,435	11,331	8,834
Net interest income	16,956	16,246	50,030	48,146
Provision (credit) for loan losses	(1,341)	651	(231)	10,368
Net interest income after provision (credit) for loan losses	18,297	15,595	50,261	37,778
Non-interest income:
Investment management fees	7,020	7,418	22,189	17,381
Service charges	148	163	487	447
Net gain on the sale of investment securities available-for-sale	—	—	17	1,428
Swap fees	297	563	1,311	972
Commitment and other fees	487	551	1,487	1,531
Other income	112	595	1,262	1,132
Total non-interest income	8,064	9,290	26,753	22,891
Non-interest expense:
Compensation and employee benefits	11,513	11,225	34,531	29,454
Premises and occupancy costs	1,173	1,000	3,439	2,915
Professional fees	829	846	2,590	2,641
FDIC insurance expense	461	565	1,474	1,427
General insurance expense	220	301	827	835
State capital shares tax	310	111	892	738
Travel and entertainment expense	711	597	1,873	1,723
Data processing expense	275	230	805	686
Intangible amortization expense	390	389	1,169	909
Other operating expenses	1,419	1,409	4,385	3,621
Total non-interest expense	17,301	16,673	51,985	44,949
Income before tax	9,060	8,212	25,029	15,720
Income tax expense	2,942	2,506	8,127	4,884
Net income	$6,118	$5,706	$16,902	$10,836

Earnings per common share:
Basic	$0.22	$0.20	$0.61	$0.38
Diluted	$0.22	$0.20	$0.60	$0.37

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Net income	$6,118	$5,706	$16,902	$10,836

Other comprehensive income (loss):

Change in unrealized holding (losses) gains net of tax (benefit) expense of $(389), $213, $(145) and $1,404 respectively	(698)	446	(275)	2,582

Reclassification adjustment for gains included in net income, net of tax expense of $0, $0, $6 and $511 respectively	—	—	(11)	(917)

Other comprehensive income (loss)	(698)	446	(286)	1,665

Total comprehensive income	$5,420	$6,152	$16,616	$12,501

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2013	$280,531	$8,471	$6,687	$(1,744)	$—	$293,945
Net income	—	—	10,836	—	—	10,836
Other comprehensive income (loss)	—	—	—	1,665	—	1,665
Exercise of stock options	364	(114)	—	—	—	250
Stock-based compensation	—	663	—	—	—	663
Balance, September 30, 2014	$280,895	$9,020	$17,523	$(79)	$—	$307,359

Balance, December 31, 2014	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390
Net income	—	—	16,902	—	—	16,902
Other comprehensive income (loss)	—	—	—	(286)	—	(286)
Exercise of stock options	482	(152)	—	—	—	330
Purchase of treasury stock	—	—	—	—	(3,158)	(3,158)
Stock-based compensation	—	1,362	—	—	—	1,362
Balance, September 30, 2015	$281,377	$10,463	$39,517	$(913)	$(9,904)	$320,540

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Cash Flows from Operating Activities:
Net income	$16,902	$10,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	2,179	1,805
Amortization of deferred financing costs	152	67
Provision (credit) for loan losses	(231)	10,368
Stock-based compensation expense	1,362	663
Net gain on the sale of investment securities available-for-sale	(17)	(1,428)
Net amortization of premiums and discounts	566	1,095
Decrease (increase) in investment management fees receivable	524	(1,083)
Decrease (increase) in accrued interest receivable	(414)	67
Increase (decrease) in accrued interest payable	(514)	98
Bank owned life insurance income	(1,252)	(1,041)
Decrease in income taxes payable	—	(160)
Decrease (increase) in prepaid income taxes	1,031	(2,991)
Payment of contingent consideration impacting operations	(1,771)	—
Other, net	3,270	4,035
Net cash provided by operating activities	21,787	22,331
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(32,663)	(52,736)
Purchase of investment securities held-to-maturity	(13,464)	(21,954)
Proceeds from the sale of investment securities available-for-sale	9,734	69,555
Principal repayments and maturities of investment securities available-for-sale	17,517	10,360
Principal repayments and maturities of investment securities held-to-maturity	6,540	—
Purchase of bank owned life insurance	(5,000)	(10,000)
Net purchase of Federal Home Loan Bank stock	(2,272)	(5,518)
Net increase in loans	(266,522)	(239,650)
Purchase of loans held-for-investment	—	(219,547)
Proceeds from loan sales	4,691	16,477
Additions to office properties and equipment	(896)	(713)
Acquisition, net of acquired cash	—	(42,912)
Net cash used in investing activities	(282,335)	(496,638)
Cash Flows from Financing Activities:
Net increase in deposit accounts	263,555	282,619
Net increase in Federal Home Loan Bank advances	10,000	110,000
Net proceeds from issuance of subordinated notes payable	—	34,013
Net proceeds from exercise of stock options	330	250
Payment of contingent consideration	(15,465)	—
Purchase of treasury stock	(3,158)	—
Net cash provided by financing activities	255,262	426,882
Net change in cash and cash equivalents during the period	(5,286)	(47,425)
Cash and cash equivalents at beginning of the period	105,710	146,558
Cash and cash equivalents at end of the period	$100,424	$99,133

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$11,694	$8,737
Income taxes	$6,713	$8,218
Other non-cash activity:
Loan foreclosures and repossessions	$396	$—
Unsettled purchase of investment securities available-for-sale	$2,499	$—
Contingent consideration	$—	$15,465
Transfer of loans held-for-investment to held-for-sale	$4,084	$—

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

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients. CTSC Securities was capitalized in May 2014, with a primary business of facilitating distribution and marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell and private funds advised and/or administered by Chartwell.

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

The Bank conducts business through its main office located in Pittsburgh, Pennsylvania, as well as its four additional representative offices in Cleveland, Ohio; Philadelphia, Pennsylvania; Edison, New Jersey; and New York, New York. Chartwell conducts business through its office located in Berwyn, Pennsylvania and CTSC Securities will conduct business through its office located in Pittsburgh, Pennsylvania.

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

LOANS
Loans and leases held-for investment are stated at unpaid principal balances, net of deferred loan fees and costs. Loans held-for-sale are stated at the lower of cost or fair value. Interest income on loans is accrued at the contractual rate on the principal amount outstanding and includes the amortization of deferred loan fees and costs. Deferred loan fees and costs are amortized to interest income over the life of the loan, taking into consideration scheduled payments and prepayments.

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

The Company is a party to financial instruments with off-balance sheet risk (commitments to extend credit) in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses (i.e. demand loans) and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the unfunded commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management's credit evaluation of the borrower.

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

The allowance is appropriate, in management's judgment, to cover probable losses inherent in the loan portfolio as of September 30, 2015 and December 31, 2014. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Under ASC Topic 310, a loan is impaired, based upon current information and events, in management's opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the nine months ended September 30, 2015 and 2014, and there was no allowance for uncollectible accounts recorded as of September 30, 2015 and December 31, 2014.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company's intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company's holdings in the FHLB stock are ultimately recoverable at par value, as of September 30, 2015. Cash and stock dividends are reported as non-interest income, in the consolidated statements of income.

BUSINESS COMBINATIONS
The Company accounts for business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value as of the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill. The change in the initial estimate of any contingent earnout amounts is reflected in the consolidated statements of income.

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

RECENT ACCOUNTING DEVELOPMENTS
In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments." This ASU will eliminate the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, "Technical Correction and Improvements" which, among other things, corrects the initial codification of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as Amended by FASB Statement No. 166, Accounting for Transfers of Financial Assets)." The initial codification inadvertently added the word “public” to paragraph 860-10-50-7, which was not in the original guidance. The ASU also clarifies that the requirement relates to “involvement by others”. This amendment in ASU 2015-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-10 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. Per ASU 2015-14, this update is effective for annual periods and interim periods within fiscal years beginning after December 15, 2017, for public business entities, certain employee benefit plans, and certain not-for-profit entities applying U.S. GAAP. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this standard will have on our results of operations and financial position.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$46,111	$88	$96	$46,103
Trust preferred securities	17,546	—	889	16,657
Non-agency mortgage-backed securities	6,249	—	27	6,222
Non-agency collateralized loan obligations	11,991	—	97	11,894
Agency collateralized mortgage obligations	51,340	96	76	51,360
Agency mortgage-backed securities	28,509	365	111	28,763
Agency debentures	4,708	14	—	4,722
Equity securities (short-duration, high-yield-bond mutual fund)	8,273	—	409	7,864
Total investment securities available-for-sale	174,727	563	1,705	173,585
Investment securities held-to-maturity:
Corporate bonds	19,449	491	13	19,927
Agency debentures	2,452	56	—	2,508
Municipal bonds	24,526	310	10	24,826
Total investment securities held-to-maturity	46,427	857	23	47,261
Total	$221,154	$1,420	$1,728	$220,846

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities (short-duration, high-yield-bond mutual fund)	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

Interest income on investment securities included $825,000 in taxable interest income, $109,000 in non-taxable interest income and $57,000 in dividend income for the three months ended September 30, 2015, as compared to taxable interest income of $661,000, non-taxable interest income of $89,000 and dividend income of $47,000 for the three months ended September 30, 2014.

Interest income on investment securities included $2.1 million in taxable interest income, $297,000 in non-taxable interest income and $162,000 in dividend income for the nine months ended September 30, 2015, as compared to taxable interest income of $1.9 million, non-taxable interest income of $269,000 and dividend income of $47,000 for the nine months ended September 30, 2014.

As of September 30, 2015, the contractual maturities of the debt securities are:

	September 30, 2015
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—	$—	$—
Due from one to five years	46,111	46,103	11,045	11,515
Due from five to ten years	6,211	6,226	33,958	34,292
Due after ten years	114,132	113,392	1,424	1,454
Total debt securities	$166,454	$165,721	$46,427	$47,261

Included in the $113.4 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of September 30, 2015, were $101.6 million, or 89.6%, in floating-rate securities. Included in the $34.0 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of September 30, 2015, were $8.0 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations and mortgage-backed securities.

There were no sales of investment securities available-for-sale during the three months ended September 30, 2015 and 2014.

Proceeds from the sale of investment securities available-for-sale during the nine months ended September 30, 2015 and 2014, were $9.7 million and $69.6 million, respectively. Gross gains of $34,000 and $1.4 million were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2015 and 2014, respectively. There were $17,000 and $1,000 in gross losses realized during the nine months ended September 30, 2015 and 2014, on investment securities available-for-sale.

Investment securities available-for-sale of $6.7 million, as of September 30, 2015, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$24,632	$96	$—	$—	$24,632	$96
Trust preferred securities	12,375	673	4,283	216	16,658	889
Non-agency mortgage-backed securities	—	—	6,222	27	6,222	27
Non-agency collateralized loan obligations	9,894	97	—	—	9,894	97
Agency collateralized mortgage obligations	16,187	15	12,291	61	28,478	76
Agency mortgage-backed securities	—	—	11,296	111	11,296	111
Equity securities	—	—	7,864	409	7,864	409
Total investment securities available-for-sale	63,088	881	41,956	824	105,044	1,705
Investment securities held-to-maturity:
Corporate bonds	2,436	13	—	—	2,436	13
Municipal bonds	3,901	10	—	—	3,901	10
Total investment securities held-to-maturity	6,337	23	—	—	6,337	23
Total temporarily impaired securities	$69,425	$904	$41,956	$824	$111,381	$1,728

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$26,723	$145	$2,263	$23	$28,986	$168
Trust preferred securities	12,601	376	4,200	269	16,801	645
Non-agency mortgage-backed securities	11,585	32	—	—	11,585	32
Agency collateralized mortgage obligations	9,317	45	30,327	203	39,644	248
Agency mortgage-backed securities	—	—	12,073	186	12,073	186
Equity securities	8,038	72	—	—	8,038	72
Total investment securities available-for-sale	68,264	670	48,863	681	117,127	1,351
Investment securities held-to-maturity:
Municipal bonds	2,857	2	1,446	13	4,303	15
Total investment securities held-to-maturity	2,857	2	1,446	13	4,303	15
Total temporarily impaired securities	$71,121	$672	$50,309	$694	$121,430	$1,366

The change in the fair values of our municipal bonds, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations and certain equity securities, management evaluates the underlying issuer's financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 27 positions, aggregating to $1.7 million in unrealized losses that were temporarily impaired as of September 30, 2015, of which 10 positions were in an unrealized loss position for more than twelve months totaling $824,000. As of December 31, 2014, there were 27 positions, aggregating to $1.4 million in unrealized losses that were temporarily impaired, of which nine positions were in an unrealized loss position for more than twelve months totaling $681,000. Within the held-to-maturity portfolio, there were five positions, aggregating to $23,000 in unrealized losses that were temporarily impaired as of September 30, 2015, of which no positions were in an unrealized loss position for more than twelve months. As of December 31, 2014, there were five positions, aggregating to $15,000 in unrealized losses that were temporarily impaired, of which two positions were in an unrealized loss position for more than twelve months totaling $13,000.

There were no investment securities classified as trading securities outstanding as of September 30, 2015 and December 31, 2014, respectively. There was no activity in investment securities classified as trading during the three and nine months ended September 30, 2015 and 2014.

[3] LOANS

We generate loans through our middle-market and private banking channels. These channels provide risk diversification and offer significant growth opportunities. The middle-market banking channel consists of our commercial and industrial ("C&I") and commercial real estate ("CRE") loan portfolios that serve middle-market businesses and real estate developers. The private banking channel includes loans secured by cash, marketable securities and other asset-based loans to executives, high-net-worth individuals, trusts and businesses, many of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries.

Loans held-for-investment by channel was comprised of the following:

	September 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$631,144	$833,626	$1,197,042	$2,661,812
Less: net deferred loan (fees) costs	(1,013)	(2,449)	2,841	(621)
Loans held-for-investment, net of deferred fees	630,131	831,177	1,199,883	2,661,191
Less: allowance for loan losses	(12,326)	(5,729)	(1,295)	(19,350)
Loans held-for-investment, net	$617,805	$825,448	$1,198,588	$2,641,841

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$679,274	$735,531	$986,898	$2,401,703
Less: net deferred loan (fees) costs	(1,781)	(2,274)	2,404	(1,651)
Loans held-for-investment, net of deferred fees	677,493	733,257	989,302	2,400,052
Less: allowance for loan losses	(13,501)	(4,755)	(2,017)	(20,273)
Loans held-for-investment, net	$663,992	$728,502	$987,285	$2,379,779

The Company's customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of September 30, 2015 and December 31, 2014, was $1.2 billion and $973.4 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of September 30, 2015, were as follows: $833.7 million in one year or less; $208.2 million in one to three years; and $154.9 million in greater than three years. The reserve for losses on unfunded commitments was $590,000 and $555,000 as of September 30, 2015 and December 31, 2014, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

On March 14, 2014, we entered into a loan purchase agreement to acquire $219.7 million (including fees and interest receivable) of loans secured by cash and marketable securities that are included in our private banking channel loan portfolio. This transaction closed on April 11, 2014.

As of September 30, 2015 and December 31, 2014, the Company had loans in the process of origination totaling approximately $41.8 million and $18.7 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The unfunded commitments amount related to standby letters of credit as of September 30, 2015 and December 31, 2014, included in the total listed above, is $78.4 million and $89.3 million, respectively, of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of September 30, 2015, $29.1 million (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the nine months ended September 30, 2015, there were two draws on standby letters of credit totaling $146,000, which were immediately repaid by the borrower or converted to an outstanding loan based on the contractual terms. During the nine months ended September 30, 2014, there was one draw on standby letters of credit for $100,000, which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

[4] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan losses on an annual basis. During the three months ended September 30, 2015, management made enhancements to the look-back period and loss emergence period used in the allowance for loan losses calculation to account for changes in the Company's portfolio and related historical loss experience. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios, commercial and industrial, commercial real estate and private banking. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

The following discusses key characteristics and risks within each primary loan portfolio:

Middle-Market Banking: Commercial and Industrial Loans. This loan portfolio primarily includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans, except for certain commercial loans that are secured by cash and marketable securities.

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

Private Banking Channel Loans. Our private banking lending activities are conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets, as well as unsecured loans and lines of credit. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which was 87.7% and 81.2% of total private banking channel loans as of September 30, 2015 and December 31, 2014, respectively.

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

On a monthly basis, management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company prices and monitors the collateral of margin loans secured by cash and marketable securities within the private banking channel which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

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

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure of $250,000 or greater and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 3.1% and 4.3% of the total loan portfolio, as of September 30, 2015 and December 31, 2014, respectively. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	September 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$—	$—	$81,567	$81,567
Pass	582,550	825,314	1,116,435	2,524,299
Special mention	28,207	2,951	—	31,158
Substandard	16,500	2,912	1,881	21,293
Doubtful	2,874	—	—	2,874
Loans held-for-investment	$630,131	$831,177	$1,199,883	$2,661,191

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$129	$—	$104,228	$104,357
Pass	617,396	729,066	881,235	2,227,697
Special mention	26,105	693	1,667	28,465
Substandard	28,916	3,498	2,172	34,586
Doubtful	4,947	—	—	4,947
Loans held-for-investment	$677,493	$733,257	$989,302	$2,400,052

Changes in the allowance for loan losses were as follows for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$14,621	$4,749	$2,037	$21,407
Provision (credit) for loan losses	(1,579)	980	(742)	(1,341)
Charge-offs	(1,486)	—	—	(1,486)
Recoveries	770	—	—	770
Balance, end of period	$12,326	$5,729	$1,295	$19,350

	Three Months Ended September 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$16,459	$4,288	$2,075	$22,822
Provision (credit) for loan losses	714	103	(166)	651
Charge-offs	(1,220)	—	—	(1,220)
Recoveries	29	—	94	123
Balance, end of period	$15,982	$4,391	$2,003	$22,376

There was a charge-off of $1.5 million on one C&I loan and there were recoveries of $770,000 on two C&I loans for the three months ended September 30, 2015. There was a charge-off of $1.2 million on one C&I loan and there were recoveries of $123,000 on one C&I loan and one private banking loan for the three months ended September 30, 2014.

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$13,501	$4,755	$2,017	$20,273
Provision (credit) for loan losses	(470)	974	(735)	(231)
Charge-offs	(1,486)	—	—	(1,486)
Recoveries	781	—	13	794
Balance, end of period	$12,326	$5,729	$1,295	$19,350

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,881	$5,104	$2,011	$18,996
Provision (credit) for loan losses	11,183	(713)	(102)	10,368
Charge-offs	(7,577)	—	—	(7,577)
Recoveries	495	—	94	589
Balance, end of period	$15,982	$4,391	$2,003	$22,376

There was a charge-off of $1.5 million on one C&I loan and there were recoveries of $794,000 on four C&I loans and one private banking loan for the nine months ended September 30, 2015. There were charge-offs of $7.6 million on four C&I loans and there were recoveries of $589,000 on two C&I loans and one private banking loan for the nine months ended September 30, 2014.

The following tables present the age analysis of past due loans segregated by class of loan:

	September 30, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$2,926	$2,926	$627,205	$630,131
Commercial real estate	—	—	2,912	2,912	828,265	831,177
Private banking	—	626	1,202	1,828	1,198,055	1,199,883
Loans held-for-investment	$—	$626	$7,040	$7,666	$2,653,525	$2,661,191

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$547	$524	$263	$1,334	$676,159	$677,493
Commercial real estate	—	—	3,498	3,498	729,759	733,257
Private banking	—	1,775	109	1,884	987,418	989,302
Loans held-for-investment	$547	$2,299	$3,870	$6,716	$2,393,336	$2,400,052

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Nine Months Ended September 30, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$14,376	$19,785	$5,592	$15,965	$—
Commercial real estate	—	—	—	—	—
Private banking	576	684	576	617	—
Total with a related allowance recorded	14,952	20,469	6,168	16,582	—
Without a related allowance recorded:
Commercial and industrial	580	1,856	—	942	22
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,203	1,448	—	1,203	—
Total without a related allowance recorded	4,695	12,371	—	5,253	22
Total:
Commercial and industrial	14,956	21,641	5,592	16,907	22
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,779	2,132	576	1,820	—
Total	$19,647	$32,840	$6,168	$21,835	$22

	As of and for the Twelve Months Ended December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$24,402	$34,459	$4,902	$27,014	$—
Commercial real estate	—	—	—	—	—
Private banking	681	767	681	746	—
Total with a related allowance recorded	25,083	35,226	5,583	27,760	—
Without a related allowance recorded:
Commercial and industrial	791	2,013	—	953	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	1,388	1,632	—	1,444	—
Total without a related allowance recorded	5,677	13,350	—	5,895	27
Total:
Commercial and industrial	25,193	36,472	4,902	27,967	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	2,069	2,399	681	2,190	—
Total	$30,760	$48,576	$5,583	$33,655	$27

Impaired loans as of September 30, 2015 and December 31, 2014, were $19.6 million and $30.8 million, respectively. There was no interest income recognized on these loans for the nine months ended September 30, 2015, and the twelve months ended December 31, 2014, while these loans were on non-accrual status. As of September 30, 2015 and December 31, 2014, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, as of September 30, 2015, there were specific reserves totaling $6.2 million, which were included in the $19.4 million allowance for loan losses. Also included in impaired loans were three C&I loans, one CRE loan and two private banking loans with a combined balance of $4.7 million as of September 30, 2015, with no corresponding specific reserve since these loans had a net realizable value which management believes will be recovered from the borrower.

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

The following tables present the allowance for loan losses and recorded investment in loans by class:

	September 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$5,592	$—	$576	$6,168
Collectively evaluated for impairment	6,734	5,729	719	13,182
Total allowance for loan losses	$12,326	$5,729	$1,295	$19,350
Loans held-for-investment:
Individually evaluated for impairment	$14,956	$2,912	$1,779	$19,647
Collectively evaluated for impairment	615,175	828,265	1,198,104	2,641,544
Loans held-for-investment	$630,131	$831,177	$1,199,883	$2,661,191

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,902	$—	$681	$5,583
Collectively evaluated for impairment	8,599	4,755	1,336	14,690
Total allowance for loan losses	$13,501	$4,755	$2,017	$20,273
Loans held-for-investment:
Individually evaluated for impairment	$25,193	$3,498	$2,069	$30,760
Collectively evaluated for impairment	652,300	729,759	987,233	2,369,292
Loans held-for-investment	$677,493	$733,257	$989,302	$2,400,052

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$528	$528
Non-accrual loans	15,522	14,107
Total troubled debt restructurings	$16,050	$14,635

Of the non-accrual loans as of September 30, 2015, five C&I loans and one residential mortgage loan were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of September 30, 2015. The aggregate recorded investment of these loans was $16.1 million. There were unused commitments of $890,000 on these loans as of September 30, 2015, of which $39,000 was related to an accruing TDR.

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

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. There were two loans totaling $4.0 million that were modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the nine months ended September 30, 2015. These loans were already on non-accrual status and fully secured or adequately reserved as of September 30, 2015. There were no payment defaults during the nine months ended September 30, 2014, for loans modified as TDRs within twelve months of the corresponding balance sheet date.

There were no financial effects of modifications made to loans designated as TDRs during the three months ended September 30, 2015 and 2014.

The financial effects of modifications made to loans designated as TDRs during the nine months ended September 30, 2015 and 2014, were as follows:

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Change in interest terms	1	$4,064	$—	$400	$—
Extended term and deferred principal	1	433	—	433	—
Deferred principal	2	6,849	2,874	1,500	1,868
Total	4	$11,346	$2,874	$2,333	$1,868

	Nine Months Ended September 30, 2014
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term, advanced additional funds, forgave principal	1	$5,218	$4,696	$1,968	$1,120
Private Banking:
Extended term, reduced interest rate	1	1,266	1,098	100	—
Total	2	$6,484	$5,794	$2,068	$1,120

Other Real Estate Owned

During the nine months ended September 30, 2015, we acquired a property related to an impaired loan for $396,000 based on the appraised value, less estimated selling costs. As of September 30, 2015 and December 31, 2014, the balance of the other real estate owned portfolio was $1.8 million and $1.4 million, respectively.

[5] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	September 30, 2015	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$131,622	$177,606
Interest-bearing checking accounts	0.05 to 0.50%	0.40%	0.42%	101,930	75,679
Money market deposit accounts	0.05 to 1.10%	0.43%	0.39%	1,439,919	1,244,921
Total demand and savings accounts				1,673,471	1,498,206
Time deposits	0.05 to 1.39%	0.76%	0.69%	927,037	838,747
Total deposit balance				$2,600,508	$2,336,953
Average rate paid on interest-bearing accounts		0.55%	0.51%

As of September 30, 2015 and December 31, 2014, the Bank had total brokered deposits of $1.0 billion and $882.6 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $490.5 million and $419.1 million as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015 and December 31, 2014, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $422.9 million and $376.6 million, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
12 months or less	$655,872	$722,752
12 months to 24 months	204,473	111,865
24 months to 36 months	66,692	4,130
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$927,037	$838,747

Interest expense on deposits is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest-bearing checking accounts	$99	$86	$318	$119
Money market deposit accounts	1,523	1,125	4,079	3,080
Time deposits	1,652	1,543	4,945	4,672
Total interest expense on deposits	$3,274	$2,754	$9,342	$7,871

[6] BORROWINGS

As of September 30, 2015 and December 31, 2014, borrowings were comprised of the following:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 9/30/2015	0.37%	$90,000	10/1/2015		$—
Issued 4/7/2014		—		0.34%	25,000	4/7/2015
Issued 4/7/2014		—		0.38%	25,000	6/8/2015
Issued 4/7/2014		—		0.44%	25,000	9/8/2015
Issued 5/5/2014		—		0.33%	25,000	2/5/2015
Issued 12/31/2014		—		0.27%	30,000	1/2/2015
Issued 7/29/2015	0.61%	25,000	8/4/2016		—
Issued 7/29/2015	0.72%	25,000	11/3/2016		—
Subordinated notes payable	5.75%	35,000	7/1/2019	5.75%	35,000	7/1/2019
Total		$175,000			$165,000

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

The Bank's FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of September 30, 2015, the Bank’s borrowing capacity is based on the information provided in the June 30, 2015, QCR filing. As of September 30, 2015, the Bank had securities held in safekeeping at the FHLB with a fair value of $6.7 million, combined with pledged loans of $671.3 million, for a remaining borrowing capacity of $336.1 million, which was net of $140.0 million outstanding in advances, as reflected in the table above. As of December 31, 2014, there was $130.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB's posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of September 30, 2015, the full amount of these established lines were available to the Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 ("CET 1"), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of September 30, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$321,245	13.99%	$183,678	8.00%	N/A	N/A
Bank	$305,968	13.48%	$181,542	8.00%	$226,927	10.00%
Tier 1 risk-based capital ratio
Company	$280,619	12.22%	$137,758	6.00%	N/A	N/A
Bank	$286,250	12.61%	$136,156	6.00%	$181,542	8.00%
Common equity tier 1 risk-based capital ratio
Company	$280,619	12.22%	$103,319	4.50%	N/A	N/A
Bank	$286,250	12.61%	$102,117	4.50%	$147,503	6.50%
Tier 1 leverage ratio
Company	$280,619	9.30%	$120,664	4.00%	N/A	N/A
Bank	$286,250	9.58%	$119,566	4.00%	$149,457	5.00%

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

As part of its operating and financial strategies, the Company has not paid dividends to its holders of its common shares since its inception in 2007.

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. Beginning in 2011 and continuing through 2015, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. The Company’s contribution expense was $175,000 and $168,000 for the three months ended September 30, 2015 and 2014, respectively, including incidental administrative fees paid to a third party administrator of the plan. The Company’s contribution expense was $528,000 and $454,000 for the nine months ended September 30, 2015 and 2014, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three and nine months ended September 30, 2015, the Company recorded expense related to SERP of $200,000 and $591,000, respectively, utilizing a discount rate of 2.98%. For the three and nine months ended September 30, 2014, the Company recorded expense related to SERP of $172,000 and $485,000, respectively, utilizing a discount rate of 3.56%. The recorded liability related to the SERP plan was $1.9 million and $1.3 million as of September 30, 2015 and December 31, 2014, respectively.

[9] STOCK TRANSACTIONS

In October 2014, the Board of Directors authorized the repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock through December 31, 2015. The Company repurchased a total of 678,891 shares for approximately $6.7 million during the year ended December 31, 2014, at an average cost of $9.94 per share. The Company repurchased a total of 321,109 shares for approximately $3.2 million during the nine months ended September 30, 2015, at an average cost of $9.84 per share. In the aggregate, the Company repurchased 1,000,000 shares for approximately $9.9 million at an average cost of $9.90 per share and are held as treasury stock.

The tables below show the changes in the common shares during the periods indicated.

Number of Common Shares Outstanding
Balance, December 31, 2013	28,690,279
Issuance of restricted common stock	—
Exercise of stock options	22,500
Purchase of treasury stock	—
Balance, September 30, 2014	28,712,779

Balance, December 31, 2014	28,060,888
Issuance of restricted common stock	255,916
Forfeitures of restricted common stock	(3,000)
Exercise of stock options	35,000
Purchase of treasury stock	(321,109)
Balance, September 30, 2015	28,027,695

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Net income available to common shareholders	$6,118	$5,706	$16,902	$10,836

Basic shares	27,728,705	28,712,779	27,779,023	28,699,015
Non-vested restricted stock - dilutive	72,261	—	43,941	—
Stock options - dilutive	480,278	292,372	384,695	439,518
Diluted shares	28,281,244	29,005,151	28,207,659	29,138,533

Earnings per common share:
Basic	$0.22	$0.20	$0.61	$0.38
Diluted	$0.22	$0.20	$0.60	$0.37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive shares (1)	635,893	798,732	961,393	716,732

(1)	Included stock options and non-vested restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2015 and December 31, 2014:

	Asset Derivatives		Liability Derivatives
	as of September 30, 2015		as of September 30, 2015
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$278
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$11,730	Other liabilities	$12,611

	Asset Derivatives		Liability Derivatives
	as of December 31, 2014		as of December 31, 2014
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$442
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$6,327	Other liabilities	$6,849

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2015, the Company had four interest rate swaps, with a notional amount of $3.3 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for nine months ended September 30, 2015 and 2014. There were no counterparty default losses on derivatives for the nine months ended September 30, 2015 and 2014.

For the four derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended September 30, 2015, the Company recognized gains of $1,000 in non-interest income related to hedge ineffectiveness as compared to gains of $2,000 during the three months ended September 30, 2014. The Company also recognized a decrease to interest income of $54,000 and $80,000 for the three months ended September 30, 2015 and 2014, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items. During the nine months ended September 30, 2015, the Company recognized gains of $3,000 in non-interest income related to hedge ineffectiveness as compared to gains of $6,000 during the nine months ended September 30, 2014. The Company also recognized a decrease to interest income of $211,000 and $247,000 for the nine months ended September 30, 2015 and 2014, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2015, the Company had 140 derivative transactions with an aggregate notional amount of $546.1 million related to this program. During the three months ended September 30, 2015 and 2014, the Company recognized net losses of $414,000 and net gains of $19,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships. During the nine months ended September 30, 2015 and 2014, the Company recognized net losses of $371,000 and net losses of $195,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended September 30,
(Dollars in thousands)		2015	2014
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(54)	$(80)
	Non-interest income	1	2
Total		$(53)	$(78)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(414)	$19
Total		$(414)	$19

		Nine Months Ended September 30,
(Dollars in thousands)		2015	2014
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(211)	$(247)
	Non-interest income	3	6
Total		$(208)	$(241)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(371)	$(195)
Total		$(371)	$(195)

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

As of September 30, 2015, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $12.8 million. As of September 30, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $10.9 million. If the Company had breached any of these provisions as of September 30, 2015, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$46,103	$—	$46,103
Trust preferred securities	—	16,657	—	16,657
Non-agency mortgage-backed securities	—	6,222	—	6,222
Non-agency collateralized loan obligations	—	11,894	—	11,894
Agency collateralized mortgage obligations	—	51,360	—	51,360
Agency mortgage-backed securities	—	28,763	—	28,763
Agency debentures	—	4,722	—	4,722
Equity securities	7,864	—	—	7,864
Interest rate swaps	—	11,730	—	11,730
Total financial assets	7,864	177,451	—	185,315

Financial liabilities:
Interest rate swaps	—	12,889	—	12,889
Total financial liabilities	$—	$12,889	$—	$12,889

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$31,668	$—	$31,668
Trust preferred securities	—	16,801	—	16,801
Non-agency mortgage-backed securities	—	11,585	—	11,585
Agency collateralized mortgage obligations	—	56,863	—	56,863
Agency mortgage-backed securities	—	32,880	—	32,880
Agency debentures	—	8,737	—	8,737
Equity securities	8,038	—	—	8,038
Interest rate swaps	—	6,327	—	6,327
Total financial assets	8,038	164,861	—	172,899

Financial liabilities:
Interest rate swaps	—	7,291	—	7,291
Total financial liabilities	$—	$7,291	$—	$7,291

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$13,479	$13,479
Other real estate owned	—	—	1,766	1,766
Total assets	$—	$—	$15,245	$15,245

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$25,177	$25,177
Other real estate owned	—	—	1,370	1,370
Total assets	$—	$—	$26,547	$26,547

As of September 30, 2015, the Company recorded $6.2 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $4.7 million, and as a result of adjusting the value based upon the discounted cash flow to $8.8 million as of September 30, 2015.

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

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is designated as a TDR. Impairment is measured based on a discounted cash flows method or the fair value of the underlying collateral less estimated selling costs. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and which may cause us to believe our recovered value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans for which it has established specific reserves as part of the allowance for loan losses.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$4,695	Appraisal value	Discount due to salability conditions	—%

Loans measured for impairment, net	$8,784	Discounted cash flow	Discount due to restructured nature of operations	10%

Other real estate owned	$1,766	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$100,424	$100,424	$105,710	$105,710
Investment securities available-for-sale: debt	2	165,721	165,721	158,534	158,534
Investment securities available-for-sale: equity	1	7,864	7,864	8,038	8,038
Investment securities held-to-maturity	2	46,427	47,261	39,591	40,113
Loans held-for-investment, net	3	2,641,841	2,641,658	2,379,779	2,376,075
Accrued interest receivable	2	6,693	6,693	6,279	6,279
Investment management fees receivable	2	6,294	6,294	6,818	6,818
Federal Home Loan Bank stock	2	8,002	8,002	5,730	5,730
Bank owned life insurance	2	59,575	59,575	53,323	53,323
Interest rate swaps	2	11,730	11,730	6,327	6,327
Other real estate owned	3	1,766	1,766	1,370	1,370

Financial liabilities:
Deposits	2	$2,600,508	$2,601,190	$2,336,953	$2,337,734
Borrowings	2	175,000	175,738	165,000	165,163
Interest rate swaps	2	12,889	12,889	7,291	7,291

During the nine months ended September 30, 2015 and 2014, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2015 and December 31, 2014:

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended September 30,
	2015	2014
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(215)	$(525)
Change in unrealized holding gains (losses)	(698)	446
Gains reclassified from other comprehensive income (loss)	—	—
Net other comprehensive income (loss)	(698)	446
Balance, end of period	$(913)	$(79)

	Nine Months Ended September 30,
	2015	2014
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(627)	$(1,744)
Change in unrealized holding gains (losses)	(275)	2,582
Gains reclassified from other comprehensive income (loss) (1)	(11)	(917)
Net other comprehensive income (loss)	(286)	1,665
Balance, end of period	$(913)	$(79)

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $17,000 and $1.4 million, net of income tax expense of $6,000 and $511,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

(Dollars in thousands)	September 30, 2015	December 31, 2014
Assets:	(unaudited)
Bank	$3,063,196	$2,776,421
Investment management	65,385	62,489
Parent and other	1,666	7,947
Total assets	$3,130,247	$2,846,857

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:	(unaudited)				(unaudited)
Interest income	$20,883	$—	$57	$20,940	$19,635	$—	$46	$19,681
Interest expense	3,430	—	554	3,984	2,918	—	517	3,435
Net interest income (loss)	17,453	—	(497)	16,956	16,717	—	(471)	16,246
Provision (credit) for loan losses	(1,341)	—	—	(1,341)	651	—	—	651
Net interest income (loss) after provision (credit) for loan losses	18,794	—	(497)	18,297	16,066	—	(471)	15,595
Non-interest income:
Investment management fees	—	7,074	(54)	7,020	—	7,470	(52)	7,418
Net gain on the sale of investment securities available-for-sale	—	—	—	—	—	—	—	—
Other non-interest income	1,051	(7)	—	1,044	1,875	(3)	—	1,872
Total non-interest income	1,051	7,067	(54)	8,064	1,875	7,467	(52)	9,290
Non-interest expense:
Intangible amortization expense	—	390	—	390	—	389	—	389
Other non-interest expense	12,015	4,936	(40)	16,911	10,847	5,469	(32)	16,284
Total non-interest expense	12,015	5,326	(40)	17,301	10,847	5,858	(32)	16,673
Income (loss) before tax	7,830	1,741	(511)	9,060	7,094	1,609	(491)	8,212
Income tax expense (benefit)	2,442	660	(160)	2,942	1,971	673	(138)	2,506
Net income (loss)	$5,388	$1,081	$(351)	$6,118	$5,123	$936	$(353)	$5,706

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:	(unaudited)				(unaudited)
Interest income	$61,198	$—	$163	$61,361	$56,934	$—	$46	$56,980
Interest expense	9,689	—	1,642	11,331	8,245	—	589	8,834
Net interest income (loss)	51,509	—	(1,479)	50,030	48,689	—	(543)	48,146
Provision (credit) for loan losses	(231)	—	—	(231)	10,368	—	—	10,368
Net interest income (loss) after provision (credit) for loan losses	51,740	—	(1,479)	50,261	38,321	—	(543)	37,778
Non-interest income:
Investment management fees	—	22,332	(143)	22,189	—	17,484	(103)	17,381
Net gain on the sale of investment securities available-for-sale	17	—	—	17	1,428	—	—	1,428
Other non-interest income	4,553	(6)	—	4,547	4,044	38	—	4,082
Total non-interest income	4,570	22,326	(143)	26,753	5,472	17,522	(103)	22,891
Non-interest expense:
Intangible amortization expense	—	1,169	—	1,169	—	909	—	909
Other non-interest expense	34,958	15,931	(73)	50,816	31,547	12,505	(12)	44,040
Total non-interest expense	34,958	17,100	(73)	51,985	31,547	13,414	(12)	44,949
Income (loss) before tax	21,352	5,226	(1,549)	25,029	12,246	4,108	(634)	15,720
Income tax expense (benefit)	6,630	1,981	(484)	8,127	3,336	1,726	(178)	4,884
Net income (loss)	$14,722	$3,245	$(1,065)	$16,902	$8,910	$2,382	$(456)	$10,836

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and nine months ended September 30, 2015. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2015.

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

For the three months ended September 30, 2015, our net income was $6.1 million compared to $5.7 million for the same period in 2014, an increase of $412,000, primarily due to the net impact of (1) a $710,000, or 4.4%, increase in our net interest income, (2) a decrease in provision for loan losses of $2.0 million, (3) a decrease in non-interest income of $1.2 million largely related to lower investment management fees and swap activity, (4) an increase of $628,000 in our non-interest expense and (5) a $436,000 increase in income taxes.

For the nine months ended September 30, 2015, our net income was $16.9 million compared to $10.8 million for the same period in 2014, an increase of $6.1 million, primarily due to the net impact of (1) a $1.9 million, or 3.9%, increase in our net interest income, (2) a decrease in provision for loan losses of $10.6 million, (3) an increase in non-interest income of $3.9 million largely related to higher investment management fees with the addition of Chartwell and higher swap fees offset by lower net gain on the sale of investment securities available-for-sale, (4) an increase of $7.0 million in our non-interest expense largely related to the addition of Chartwell and (5) a $3.2 million increase in income taxes.

Our diluted EPS was $0.22 for the three months ended September 30, 2015, compared to $0.20 for the same period in 2014. The increase is a result of an increase of $412,000 in our net income and lower dilutive average shares largely related to the purchase of treasury stock.

Our diluted EPS was $0.60 for the nine months ended September 30, 2015, compared to $0.37 for the same period in 2014. The increase is a result of an increase of $6.1 million in our net income and lower dilutive average shares largely related to the purchase of treasury stock.

Our annualized return on average assets was 0.79% and 0.76% for the three and nine months ended September 30, 2015, respectively, as compared to 0.83% and 0.56% for the same periods in 2014, respectively. Our annualized return on average equity was 7.64% and 7.23%, for the three and nine months ended September 30, 2015, respectively, as compared to 7.42% and 4.80% for the same periods in 2014, respectively.

For the three and nine months ended September 30, 2015, the Bank's efficiency ratio was 64.93% and 62.36%, respectively, as compared to 58.34% and 59.82% for the same periods in 2014, respectively, due to lower total revenue of the Bank segment during the three months ended September 30, 2015. Our non-interest expense to average assets for the three and nine months ended September 30, 2015, was 2.25% and 2.35%, respectively, compared to 2.43% and 2.34%, for the same periods in 2014, respectively.

For the three months ended September 30, 2015, total revenue decreased $516,000, or 2.0%, to $25.0 million from $25.5 million for the same period in 2014, driven by lower investment management fees and swap activity partially offset by higher interest income from loan growth. Pre-tax, pre-provision net revenue decreased $1.1 million, or 12.9%, to $7.7 million for the three months ended September 30, 2015, from $8.9 million for the same period in 2014, primarily resulting from the lower total revenue and higher non-interest expense.

For the nine months ended September 30, 2015, total revenue increased $7.2 million, or 10.3%, to $76.8 million from $69.6 million for the same period in 2014, driven by two additional months of Chartwell's revenue and growth in our loan income and swap fees. Pre-tax, pre-provision net revenue increased $121,000, or 0.5%, to $24.8 million for the nine months ended September 30, 2015, from $24.7 million for the same period in 2014, primarily resulting from the Chartwell acquisition.

Our annualized net interest margin was 2.32% and 2.38% for the three and nine months ended September 30, 2015, respectively, as compared to 2.50% and 2.62%, for the same periods in 2014, respectively. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking margin loan portfolio that the Bank has made its fastest growing channel. In addition, net interest margin for the nine months ended September 30, 2015, was impacted by the additional interest expense from our June 2014 subordinated debt placement.

TriState Capital Holdings’ total risk-based capital ratio increased to 13.99% as of September 30, 2015, from 11.02% as of December 31, 2014. TriState Capital Bank’s total risk-based capital ratio increased to 13.48% as of September 30, 2015, from 10.69% as of December 31, 2014. The increase in the risk-based capital ratios are primarily due to the new Basel III capital rules effective January 1, 2015. The Company benefits from risk-weighted capital treatment recognizing the lower-risk profile of our private banking channel margin loans, which are over-collateralized by cash and marketable securities that are priced and monitored daily. This implementation had the favorable net effect of making $70 million of regulatory capital available to the Bank in the first quarter of 2015.

Total assets of $3.1 billion as of September 30, 2015, increased $283.4 million, or 13.3% on an annualized basis, from December 31, 2014. Total loans grew by $261.1 million to $2.7 billion as of September 30, 2015, an annualized increase of 14.5% from December 31, 2014, as a result of growth in our private banking and commercial real estate loan portfolios. Total deposits increased $263.6 million, or 15.1% on an annualized basis, to $2.6 billion as of September 30, 2015, from December 31, 2014.

Non-performing assets to total assets decreased to 0.67% as of September 30, 2015, from 1.11% as of December 31, 2014, primarily due to $10.7 million in paydowns, a sale, a charge-off and two payoffs on non-performing loans during the nine months ended September 30, 2015. Annualized net charge-offs to average loans for the three and nine months ended September 30, 2015, was 0.11% and 0.04%, respectively, as compared to 0.19% and 0.45% for the same periods in 2014, respectively.

The allowance for loan losses to loans was 0.73% as of September 30, 2015, compared to 0.84% as of December 31, 2014 driven by a $1.1 million reserve reversal from payoffs on two substandard-rated credits and a $433,000 recovery on one loan previously charged-off. The allowance for loan losses to non-performing loans increased to 101.21% as of September 30, 2015, from 67.06% as of December 31, 2014. This change was primarily due to lower non-performing loan balances as of September 30, 2015. The credit to provision for loan losses was $1.3 million and $231,000 for the three and nine months ended September 30, 2015, respectively, as compared to provision expense of $651,000 and $10.4 million for the same periods in 2014, respectively. The trend of our recent credit provision reflects the change in complexion of our loan portfolio over the past year with a decrease in adverse-rated credits and a much larger percentage of the portfolio in loans secured by marketable securities.

Our book value per common share increased $0.56, or 5.1%, to $11.44 as of September 30, 2015, from $10.88 as of December 31, 2014, largely as a result of an increase in our net income. Our tangible equity to tangible assets ratio decreased to 8.75% as of September 30, 2015, from 9.05% as of December 31, 2014, primarily as a result of the purchase of treasury stock.

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

(Dollars in thousands, except share and per share data)	September 30, 2015	December 31, 2014
Tangible equity to tangible assets:
Total shareholders' equity	$320,540	$305,390
Less: intangible assets	51,205	52,374
Tangible equity	$269,335	$253,016
Total assets	$3,130,247	$2,846,857
Less: intangible assets	51,205	52,374
Tangible assets	$3,079,042	$2,794,483
Tangible equity to tangible assets	8.75%	9.05%

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Pre-tax, pre-provision net revenue:
Net interest income	$16,956	$16,246	$50,030	$48,146
Total non-interest income	8,064	9,290	26,753	22,891
Less: net gain on the sale of investment securities available-for-sale	—	—	17	1,428
Total revenue	25,020	25,536	76,766	69,609
Less: total non-interest expense	17,301	16,673	51,985	44,949
Pre-tax, pre-provision net revenue	$7,719	$8,863	$24,781	$24,660

Efficiency ratio:
Total non-interest expense (numerator)	$17,301	$16,673	$51,985	$44,949
Total revenue (denominator)	$25,020	$25,536	$76,766	$69,609
Efficiency ratio	69.15%	65.29%	67.72%	64.57%

Efficiency ratio, as adjusted:
Less: non-recurring expenses (1)	$—	$—	$—	$45
Less: intangible amortization expenses	390	389	1,169	909
Total non-interest expense, as adjusted (numerator)	$16,911	$16,284	$50,816	$43,995
Total revenue (denominator)	$25,020	$25,536	$76,766	$69,609
Efficiency ratio, as adjusted	67.59%	63.77%	66.20%	63.20%

(1)	Nonrecurring expenses include costs associated with the Chartwell transaction.

BANK SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Bank pre-tax, pre-provision net revenue:
Net interest income	$17,453	$16,717	$51,509	$48,689
Total non-interest income	1,051	1,875	4,570	5,472
Less: net gain on the sale of investment securities available-for-sale	—	—	17	1,428
Total revenue	18,504	18,592	56,062	52,733
Less: total non-interest expense	12,015	10,847	34,958	31,547
Pre-tax, pre-provision net revenue	$6,489	$7,745	$21,104	$21,186

Bank efficiency ratio:
Total non-interest expense (numerator)	$12,015	$10,847	$34,958	$31,547
Total revenue (denominator)	$18,504	$18,592	$56,062	$52,733
Efficiency ratio	64.93%	58.34%	62.36%	59.82%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 65.2% and 69.2% of total revenue for the nine months ended September 30, 2015 and 2014, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Interest income	$20,940	$19,681	$61,361	$56,980
Fully taxable equivalent adjustment	69	58	190	176
Interest income adjusted	21,009	19,739	61,551	57,156
Less: interest expense	3,984	3,435	11,331	8,834
Net interest income adjusted	$17,025	$16,304	$50,220	$48,322

Yield on earning assets	2.86%	3.02%	2.91%	3.10%
Cost of interest-bearing liabilities	0.62%	0.60%	0.61%	0.56%
Net interest spread	2.24%	2.42%	2.30%	2.54%
Net interest margin (1)	2.32%	2.50%	2.38%	2.62%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended September 30, 2015 and 2014. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$94,015	$84	0.35%	$125,655	$114	0.36%
Federal funds sold	6,197	2	0.13%	7,665	1	0.05%
Investment securities available-for-sale	172,922	597	1.37%	179,163	522	1.16%
Investment securities held-to-maturity	45,941	454	3.92%	39,903	323	3.21%
Total loans	2,598,362	19,872	3.03%	2,240,116	18,779	3.33%
Total interest-earning assets	2,917,437	21,009	2.86%	2,592,502	19,739	3.02%
Other assets	139,372			131,451
Total assets	$3,056,809			$2,723,953

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$97,493	$99	0.40%	$84,045	$86	0.41%
Money market deposit accounts	1,418,547	1,523	0.43%	1,136,000	1,125	0.39%
Time deposits (excluding CDARS®)	436,529	941	0.86%	472,965	1,014	0.85%
CDARS® time deposits	448,300	711	0.63%	395,254	529	0.53%
Borrowings:
FHLB borrowing	130,054	156	0.48%	132,609	127	0.38%
Subordinated notes payable	35,000	554	6.28%	35,000	554	6.28%
Total interest-bearing liabilities	2,565,923	3,984	0.62%	2,255,873	3,435	0.60%
Noninterest-bearing deposits	148,323			125,668
Other liabilities	24,743			37,508
Shareholders' equity	317,820			304,904
Total liabilities and shareholders' equity	$3,056,809			$2,723,953

Net interest income		$17,025			$16,304
Net interest spread			2.24%			2.42%
Net interest margin (1)			2.32%			2.50%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended September 30, 2015 and 2014. Net interest income, calculated on a fully taxable equivalent basis, increased $721,000, or 4.4%, to $17.0 million for the three months ended September 30, 2015, from $16.3 million for the same period in 2014. The increase in net interest income for the three months ended September 30, 2015, was primarily attributable to a $324.9 million, or 12.5%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $1.3 million, or 6.4%, in interest income, partially offset by an increase of $549,000, or 16.0%, in interest expense. Net interest margin decreased to 2.32% for the three months ended September 30, 2015, as compared to 2.50% for the same period in 2014 driven primarily by lower overall yield from the loan portfolio.

The increase in interest income was primarily the result of an increase in average total loans of $358.2 million, or 16.0%, which is our primary earning asset and the Bank's core business, partially offset by a decrease of 30 basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. The overall yield on interest-earning assets declined 16 basis points to 2.86% for the three months ended September 30, 2015, as compared to 3.02% for the same period in 2014, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio.

Interest expense on interest-bearing liabilities of $4.0 million, for the three months ended September 30, 2015, increased $549,000, or 16.0%, from the same period in 2014 as a result of an increase of $310.1 million, or 13.7%, in average interest-bearing liabilities for the three months ended September 30, 2015, coupled with an increase of two basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2014. The increase in average rate paid was reflective of increases primarily in rates paid on money market deposit accounts and CDARS® time deposits. The increase in average interest-bearing liabilities was driven primarily by an increase of $282.5 million, or 24.9%, in average money market deposit accounts.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended September 30, 2015 and 2014. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30,
	2015 over 2014
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(2)	$(28)	$(30)
Federal funds sold	1	—	1
Investment securities available-for-sale	94	(19)	75
Investment securities held-to-maturity	78	53	131
Total loans	(1,740)	2,833	1,093
Total increase (decrease) in interest income	(1,569)	2,839	1,270

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(1)	14	13
Money market deposit accounts	101	297	398
Time deposits (excluding CDARS®)	6	(79)	(73)
CDARS® time deposits	105	77	182
Borrowings:
FHLB borrowing	31	(2)	29
Subordinated notes payable	—	—	—
Total increase in interest expense	242	307	549
Total increase (decrease) in net interest income	$(1,811)	$2,532	$721

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the nine months ended September 30, 2015 and 2014. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$104,953	$273	0.35%	$173,697	$437	0.34%
Federal funds sold	6,143	4	0.09%	7,715	3	0.05%
Investment securities available-for-sale	162,838	1,550	1.27%	175,312	1,648	1.26%
Investment securities held-to-maturity	40,616	1,190	3.92%	30,272	760	3.36%
Total loans	2,510,374	58,534	3.12%	2,077,090	54,308	3.50%
Total interest-earning assets	2,824,924	61,551	2.91%	2,464,086	57,156	3.10%
Other assets	136,501			109,406
Total assets	$2,961,425			$2,573,492

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$103,674	$318	0.41%	$56,205	$119	0.28%
Money market deposit accounts	1,343,867	4,079	0.41%	1,068,005	3,080	0.39%
Time deposits (excluding CDARS®)	446,137	3,017	0.90%	479,062	3,036	0.85%
CDARS® time deposits	437,542	1,928	0.59%	412,235	1,636	0.53%
Borrowings:
FHLB borrowing	103,315	328	0.42%	86,594	250	0.39%
Subordinated notes payable	35,000	1,661	6.35%	15,000	713	6.36%
Total interest-bearing liabilities	2,469,535	11,331	0.61%	2,117,101	8,834	0.56%
Noninterest-bearing deposits	149,224			125,690
Other liabilities	30,026			28,873
Shareholders' equity	312,640			301,828
Total liabilities and shareholders' equity	$2,961,425			$2,573,492

Net interest income (1)		$50,220			$48,322
Net interest spread			2.30%			2.54%
Net interest margin (1)			2.38%			2.62%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Nine Months Ended September 30, 2015 and 2014. Net interest income, calculated on a fully taxable equivalent basis, increased $1.9 million, or 3.9%, to $50.2 million for the nine months ended September 30, 2015, from $48.3 million for the same period in 2014. The increase in net interest income for the nine months ended September 30, 2015, was primarily attributable to a $360.8 million, or 14.6%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $4.4 million, or 7.7%, in interest income, partially offset by an increase of $2.5 million, or 28.3%, in interest expense. Net interest margin decreased to 2.38% for the nine months ended September 30, 2015, as compared to 2.62% for the same period in 2014 driven by higher interest expense from the issuance of subordinated debt in June 2014 and on overall lower yield from the loan portfolio.

The increase in interest income was primarily the result of an increase in average total loans of $433.3 million, or 20.9%, which is our primary earning asset and the Bank's core business, as well as a decrease of $68.7 million in average cash balances, partially offset by a decrease of 38 basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. The overall yield on interest-earning assets declined 19 basis points to 2.91% for the nine months ended September 30, 2015, as compared to 3.10% for the same period in 2014, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio.

Interest expense on interest-bearing liabilities of $11.3 million, for the nine months ended September 30, 2015, increased $2.5 million, or 28.3%, from the same period in 2014 as a result of an increase of $352.4 million, or 16.6%, in average interest-bearing liabilities for the nine months ended September 30, 2015, coupled with an increase of five basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2014. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $275.9 million, or 25.8%, in average money market deposit accounts and an increase of $20.0 million in the average balance of subordinated debt.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the nine months ended September 30, 2015 and 2014. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Nine Months Ended September 30,
	2015 over 2014
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$14	$(178)	$(164)
Federal funds sold	2	(1)	1
Investment securities available-for-sale	21	(119)	(98)
Investment securities held-to-maturity	141	289	430
Total loans	(6,296)	10,522	4,226
Total increase (decrease) in interest income	(6,118)	10,513	4,395

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	69	130	199
Money market deposit accounts	169	830	999
Time deposits (excluding CDARS®)	197	(216)	(19)
CDARS® time deposits	188	104	292
Borrowings:
FHLB borrowing	27	51	78
Subordinated notes payable	(1)	949	948
Total increase in interest expense	649	1,848	2,497
Total increase (decrease) in net interest income	$(6,767)	$8,665	$1,898

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision (credit) for loan losses represents our determination of the amount necessary to be charged against the current period's earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. For additional information regarding our allowance for loan losses, see “Allowance for Loan Losses.”

Provision (Credit) for Loan Losses for the Three Months Ended September 30, 2015 and 2014. We recorded a credit to provision for loan losses of $1.3 million for the three months ended September 30, 2015 compared to $651,000 of provision expense for the three months ended September 30, 2014. The credit to provision for the three months ended September 30, 2015, was largely driven by a $1.1 million reserve reversal from payoffs on two substandard-rated credits and one recovery of $433,000 all on commercial and industrial loans. The provision for loan losses for the three months ended September 30, 2014, was driven by the increases in specific reserves on non-performing loans for the commercial and industrial portfolio.

Provision (Credit) for Loan Losses for the Nine Months Ended September 30, 2015 and 2014. We recorded a credit to provision for loan losses of $231,000 for the nine months ended September 30, 2015 compared to $10.4 million provision expense for the nine months ended September 30, 2014. The credit to provision for the nine months ended September 30, 2015, was comprised of a net decrease of $1.9 million in general reserves on commercial and industrial loans as described above and recoveries of $794,000 offset by increased specific reserves of $2.2 million on commercial and industrial non-performing loans, of which $1.5 million was charged-off. The provision for loan losses for the nine months ended September 30, 2014, was comprised of (a) the impact of $7.6 million in charge-offs related to four non-performing commercial and industrial loans, (b) an increase of $1.6 million in additional specific reserves on non-performing commercial and industrial loans and (c) $2.5 million increased commercial and industrial general reserves largely driven by the impact of charge-offs and loans that were downgraded during the year, partially offset by (d) recoveries of $495,000 on two commercial and industrial loans and (e) a decrease of $713,000 in the general reserve of the commercial real estate portfolio due to improved credit quality.

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

The following table presents the components of our non-interest income for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$7,074	$(54)	$7,020	$—	$7,470	$(52)	$7,418
Service charges	148	—	—	148	163	—	—	163
Swap fees	297	—	—	297	563	—	—	563
Commitment and other fees	487	—	—	487	551	—	—	551
Other income (1)	119	(7)	—	112	598	(3)	—	595
Total non-interest income	$1,051	$7,067	$(54)	$8,064	$1,875	$7,467	$(52)	$9,290

(1)	Other income includes such items as income from BOLI, unrealized gain (loss) on swaps, FHLB stock dividends, gain on the sale of loans and other general operating income.

Non-Interest Income for the Three Months Ended September 30, 2015 and 2014. Our non-interest income was $8.1 million for the three months ended September 30, 2015, a decrease of $1.2 million, or 13.2%, from $9.3 million for the same period in 2014, primarily related to decreases in investment management fees, swap fees and other income.

Investment Management Segment:

•
Investment management fees were $7.1 million for the three months ended September 30, 2015, compared to $7.5 million for the three months ended September 30, 2014. Assets under management of $7.6 billion as of September 30, 2015, increased $47.0 million from September 30, 2014, which reflects growth in new business and net inflows offset by general declines in the U.S. equity markets for the three months ended September 30, 2015.

Bank Segment:

•
Swap fees of $297,000 for the three months ended September 30, 2015, decreased $266,000, as compared to $563,000 for the same period in 2014, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations of market conditions.

•
Other income of $119,000 for the three months ended September 30, 2015, decreased $479,000, as compared to $598,000 for the same period in 2014, primarily due to a decrease of $407,000 in the fair values of our swaps.

The following table presents the components of our non-interest income for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$22,332	$(143)	$22,189	$—	$17,484	$(103)	$17,381
Service charges	487	—	—	487	447	—	—	447
Net gain on the sale of investment securities available-for-sale	17	—	—	17	1,428	—	—	1,428
Swap fees	1,311	—	—	1,311	972	—	—	972
Commitment and other fees	1,487	—	—	1,487	1,531	—	—	1,531
Other income (1)	1,268	(6)	—	1,262	1,094	38	—	1,132
Total non-interest income	$4,570	$22,326	$(143)	$26,753	$5,472	$17,522	$(103)	$22,891

(1)	Other income includes such items as income from BOLI, unrealized gain (loss) on swaps, FHLB stock dividends, gain on the sale of loans and other general operating income.

Non-Interest Income for the Nine Months Ended September 30, 2015 and 2014. Our non-interest income was $26.8 million for the nine months ended September 30, 2015, an increase of $3.9 million, or 16.9%, from $22.9 million for the same period in 2014, primarily related to increases in investment management fees, swap fees and other income partially offset by lower net gain on the sale of investment securities available-for-sale.

Investment Management Segment:

•
Investment management fees were $22.3 million for the nine months ended September 30, 2015, which represented nine months of revenue for Chartwell, as compared to $17.5 million for the nine months ended September 30, 2014, which represented only seven months of revenue for Chartwell. Assets under management of $7.6 billion as of September 30, 2015, increased $47.0 million from September 30, 2014.

Bank Segment:

•	Net gain on the sale of investment securities available-for-sale was $17,000 for the nine months ended September 30, 2015, compared to $1.4 million for the same period in 2014.

•
Swap fees of $1.3 million for the nine months ended September 30, 2015, increased $339,000, as compared to $972,000 for the same period in 2014, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers' expectations of market conditions.

•
Other income of $1.3 million for the nine months ended September 30, 2015, increased $174,000, as compared to $1.1 million for the same period in 2014, primarily due to $212,000 of higher dividends on FHLB stock, $210,000 of higher income from BOLI as a result of an increase in our investment partially offset by a decrease of $145,000 in the fair values of our swaps and $79,000 lower gain on the sale of loans.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$7,616	$3,897	$—	$11,513	$6,619	$4,606	$—	$11,225
Premises and occupancy costs	973	200	—	1,173	819	181	—	1,000
Professional fees	728	156	(55)	829	814	83	(51)	846
FDIC insurance expense	461	—	—	461	565	—	—	565
General insurance expense	178	42	—	220	263	38	—	301
State capital shares tax	310	—	—	310	111	—	—	111
Travel and entertainment expense	498	213	—	711	455	142	—	597
Data processing expense	275	—	—	275	230	—	—	230
Intangible amortization expense	—	390	—	390	—	389	—	389
Other operating expenses (1)	976	428	15	1,419	971	419	19	1,409
Total non-interest expense	$12,015	$5,326	$(40)	$17,301	$10,847	$5,858	$(32)	$16,673

Full-time equivalent employees (2)	141	53	—	194	133	49	—	182

(1)
Other operating expenses includes such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended September 30, 2015 and 2014. Our non-interest expense for the three months ended September 30, 2015, increased $628,000, or 3.8%, as compared to the same period in 2014, of which $1.2 million relates to the increase in expenses of the Bank segment offset by a $532,000 decrease in expenses related to the Investment Management segment. The significant changes in each segment's expenses are described below.

Investment Management Segment:

•
Compensation and employee benefit costs decreased $709,000 for the three months ended September 30, 2015, compared to the same period in 2014, largely due to a decrease in incentive compensation expenses as a result of the lower investment management fees for this segment.

Bank Segment:

•
Compensation and employee benefits costs increased $997,000 for the three months ended September 30, 2015, compared to the same period in 2014. The increase was primarily due higher incentive compensation expense as a result of higher net income for the Bank segment as compared to the same period 2014. In addition, the three months ended September 30, 2015 had an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees and an increase in stock-based compensation expense.

•
Premise and occupancy costs increased $154,000 for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to increases in rent expense related to the expansion of the Pittsburgh office and the new lease for the New York City office.

•
FDIC insurance expense decreased $104,000 for the three months ended September 30, 2015, as compared to the same period in 2014, largely due to a decreased assessment related to the improved credit quality of the loan portfolio.

The following table presents the components of our non-interest expense by operating segment for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$21,464	$13,067	$—	$34,531	$18,909	$10,545	$—	$29,454
Premises and occupancy costs	2,862	577	—	3,439	2,488	427	—	2,915
Professional fees	2,406	331	(147)	2,590	2,552	150	(61)	2,641
FDIC insurance expense	1,474	—	—	1,474	1,427	—	—	1,427
General insurance expense	674	153	—	827	747	88	—	835
State capital shares tax	892	—	—	892	738	—	—	738
Travel and entertainment expense	1,318	555	—	1,873	1,325	398	—	1,723
Data processing expense	805	—	—	805	686	—	—	686
Intangible amortization expense	—	1,169	—	1,169	—	909	—	909
Other operating expenses (1)	3,063	1,248	74	4,385	2,675	897	49	3,621
Total non-interest expense	$34,958	$17,100	$(73)	$51,985	$31,547	$13,414	$(12)	$44,949

(1)
Other operating expenses includes such items as investor relations, charitable contributions, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Nine Months Ended September 30, 2015 and 2014. Our non-interest expense for the nine months ended September 30, 2015, increased $7.0 million, or 15.7%, as compared to the same period in 2014, of which $3.4 million relates to the increase in expenses of the Bank segment and $3.7 million relates to the increase in expenses of the Investment Management segment, which commenced activity on March 5, 2014. The significant changes in each segment's expenses are described below.

Investment Management Segment:

•
Non-interest expense for the Investment Management segment increased by $3.7 million for the nine months ended September 30, 2015, to $17.1 million which represented nine months of Chartwell's expenses as compared to $13.4 million in 2014, which represented only seven months of expenses.

Bank Segment:

•
Compensation and employee benefits costs for the nine months ended September 30, 2015, increased by $2.6 million, compared to the same period in 2014, primarily due higher incentive compensation expense as a result of higher net income for the Bank segment as compared to the same period 2014. In addition, the nine months ended September 30, 2015, had an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees and an increase in stock-based compensation expense.

•
Premise and occupancy costs increased $374,000 for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to increases in rent expense and depreciation related to the expansion of the Pittsburgh office and the new lease for the New York City office.

•	Professional fees decreased $146,000 for the nine months ended September 30, 2015, compared to the same period in 2014, due to lower legal fees.

•
Data processing expense increased by $119,000 for the nine months ended September 30, 2015, as compared to the same period in 2014, largely due to increased processing fees related to increased customer levels.

•
Other operating expenses for the nine months ended September 30, 2015, increased by $388,000, compared to the same period in 2014, primarily related to higher marketing costs and charitable contributions.

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

Income Taxes for the Three Months Ended September 30, 2015 and 2014. For the three months ended September 30, 2015, we recognized income tax expense of $2.9 million, or 32.5% of income before tax, as compared to income tax expense of $2.5 million, or 30.5% of income before tax, for the same period in 2014. Our effective tax rate of 32.5% for the three months ended September 30, 2015, increased as compared to the prior year as a result of income related to the Investment Management segment.

Income Taxes for the Nine Months Ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, we recognized income tax expense of $8.1 million, or 32.5% of income before tax, as compared to income tax expense of $4.9 million, or 31.1% of income before tax, for the same period in 2014. Our effective tax rate of 32.5% for the nine months ended September 30, 2015, increased as compared to the prior year as a result of income related to the Investment Management segment.

Financial Condition

Our total assets as of September 30, 2015, were $3.1 billion which was an increase of $283.4 million, or 13.3% on an annualized basis, from December 31, 2014, driven primarily by growth in our loan portfolio. As of September 30, 2015, our loan portfolio increased $261.1 million, or 14.5% on an annualized basis, to $2.7 billion, as compared to December 31, 2014. Total investment securities increased $13.8 million, or 9.0% on an annualized basis, to $220.0 million, as of September 30, 2015, from $206.2 million, as of December 31, 2014, as a result of the net activity of purchases, repayments and sales of certain securities. Cash and cash equivalents decreased $5.3 million, to $100.4 million, as of September 30, 2015, from $105.7 million, as of December 31, 2014. Our total deposits increased $263.6 million, or 15.1% on an annualized basis, to $2.6 billion as of September 30, 2015, primarily to fund loan growth. Borrowings increased $10.0 million, to $175.0 million, as of September 30, 2015, compared to December 31, 2014. Our shareholders' equity increased $15.2 million to $320.5 million as of September 30, 2015, compared to $305.4 million as of December 31, 2014. This increase was primarily the result of $16.9 million in net income and the impact of $1.4 million in stock-based compensation, offset by the purchase of $3.2 million in treasury stock.

Loans

The Bank's primary source of income is interest on loans. Our loan portfolio consists primarily of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. The loan portfolio represents our largest earning asset.

The following table presents the composition of our loan portfolio by channel, as of the dates indicated:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking channel loans	$1,199,883	45.1%	$989,302	41.2%
Middle-market banking channel loans:
Commercial and industrial	630,131	23.7%	677,493	28.2%
Commercial real estate	831,177	31.2%	733,257	30.6%
Total middle-market banking channel loans	1,461,308	54.9%	1,410,750	58.8%
Loans held-for-investment	$2,661,191	100.0%	$2,400,052	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $261.1 million, or 14.5% on an annualized basis, to $2.7 billion as of September 30, 2015, as compared to December 31, 2014. Our growth for the nine months ended September 30, 2015, was comprised of an increase in private banking loans of $210.6 million, or 28.5% annualized, a decrease in commercial and industrial loans of $47.4 million, or 9.3% annualized, and an increase in commercial real estate loans of $97.9 million, or 17.9% annualized.

Primary Loan Categories by Channel

Private Banking Channel Loans. Our private banking loans include personal and commercial loans, which are sourced through our private banking channel that operates on a national basis. These loans consist primarily of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking channel loan portfolio.

As of September 30, 2015 there was $1.1 billion, or 87.7%, of private banking channel loans that were secured by cash and marketable securities as compared to $803.5 million, or 81.2%, as of December 31, 2014. The growth in loans secured by cash and marketable securities is expected to continue as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile. On a daily basis, we price and monitor the collateral of these margin loans secured by cash and marketable securities which further reduces the risk profile of the private banking portfolio. Our private banking lines of credit are typically due on demand or if they have stated maturities, the term is predominately less than one year.

Loans sourced through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	September 30, 2015	December 31, 2014
Private banking channel loans:
Secured by cash and marketable securities	$1,052,746	$803,453
Secured by real estate	120,061	161,568
Other	27,076	24,281
Total private banking channel loans	$1,199,883	$989,302

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

As of September 30, 2015, there were $612.9 million of total commercial real estate loans with a floating rate and $218.3 million with a fixed rate, as compared to $512.5 million and $220.8 million, respectively, as of December 31, 2014.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans by channel with fixed and adjustable rates in each maturity range as of the date indicated.

	September 30, 2015
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Commercial and industrial	$102,341	$481,736	$46,054	$630,131
Commercial real estate	127,914	484,619	218,644	831,177
Private banking	1,039,744	113,360	46,779	1,199,883
Loans held-for-investment	$1,269,999	$1,079,715	$311,477	$2,661,191

Interest rate sensitivity:
Fixed interest rates	$99,590	$209,896	$112,451	$421,937
Floating or adjustable interest rates	1,170,409	869,819	199,026	2,239,254
Loans held-for-investment	$1,269,999	$1,079,715	$311,477	$2,661,191

Interest Reserve Loans

As of September 30, 2015, loans with interest reserves totaled $87.8 million, which represented 3.3% of loans held-for-investment, as compared to $73.9 million, or 3.1%, as of December 31, 2014, due to the continued annualized growth of 17.9% in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance quarterly. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the allowance for loan losses overall methodology and estimates used in the calculation on an annual basis.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014
General reserves	$13,182	$14,690
Specific reserves	6,168	5,583
Total allowance for loan losses	$19,350	$20,273

Allowance for loan losses to loans	0.73%	0.84%

As of September 30, 2015, we had specific reserves totaling $6.2 million related to three commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $15.0 million. All of these loans were on non-accrual status as of September 30, 2015.

As of December 31, 2014, we had specific reserves totaling $5.6 million related to six commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $25.1 million. All of these loans were on non-accrual status as of December 31, 2014.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$12,326	63.7%	23.7%	$13,501	66.6%	28.2%
Commercial real estate	5,729	29.6%	31.2%	4,755	23.5%	30.6%
Private banking	1,295	6.7%	45.1%	2,017	9.9%	41.2%
Total allowance for loan losses	$19,350	100.0%	100.0%	$20,273	100.0%	100.0%

Allowance for Loan Losses as of September 30, 2015 and December 31, 2014. Our allowance for loan losses decreased to $19.4 million, or 0.73% of loans, as of September 30, 2015, as compared to $20.3 million, or 0.84% of loans, as of December 31, 2014. Our allowance for loan losses related to commercial and industrial loans decreased $1.2 million to $12.3 million as of September 30, 2015, as compared to $13.5 million as of December 31, 2014. This decrease was attributable to a decrease of $1.9 million in general reserves related primarily to payoffs from two substandard-rated loans and overall decreases in the commercial and industrial loan balances, offset by an increase of $690,000 in specific reserves on non-performing loans. Our allowance for loan losses related to commercial real estate loans increased by $974,000 to $5.7 million as of September 30, 2015, as compared to $4.8 million as of December 31, 2014. Our allowance for loan losses related to private banking loans decreased $722,000 to $1.3 million as of September 30, 2015, from $2.0 million as of December 31, 2014. During the three months ended September 30, 2015, management made enhancements to the look-back period and loss emergence period used in the allowance for loan losses calculation to account for changes in the Company's portfolio and related historical loss experience. The shift in the allowance for loan losses by portfolio is a result of these enhancements and is primarily due to the lower risk profile of the margin loans within the private banking portfolio and the lengthening of the loss emergence period for the commercial portfolios.

Net Charge-Offs

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	The status of a bankruptcy proceeding;

•	The value of collateral and probability of successful liquidation; and

•	The status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Beginning balance	$21,407	$22,822	$20,273	$18,996
Charge-offs:
Commercial and industrial	(1,486)	(1,220)	(1,486)	(7,577)
Commercial real estate	—	—	—	—
Private banking	—	—	—	—
Total charge-offs	(1,486)	(1,220)	(1,486)	(7,577)
Recoveries:
Commercial and industrial	770	29	781	495
Commercial real estate	—	—	—	—
Private banking	—	94	13	94
Total recoveries	770	123	794	589
Net charge-offs	(716)	(1,097)	(692)	(6,988)
Provision (credit) for loan losses	(1,341)	651	(231)	10,368
Ending balance	$19,350	$22,376	$19,350	$22,376

Net loan charge-offs to average total loans (1)	0.11%	0.19%	0.04%	0.45%
Provision (credit) for loan losses to average total loans (1)	(0.20)%	0.12%	(0.01)%	0.67%
Allowance for loan losses to net loan charge-offs (1)	681.18%	514.13%	n/m	239.50%
Provision (credit) or loan losses to net loan charge-offs	(187.29)%	59.34%	(33.38)%	148.37%

(1)	Interim period ratios are annualized.
n/m: Not meaningful

Net Charge-Offs for the Three Months Ended September 30, 2015. Our net loan charge-offs of $716,000, or 0.11% of average loans on an annualized basis, for the three months ended September 30, 2015, were related to a charge-off of $1.5 million on one commercial and industrial loan, which was previously reserved, and $770,000 in recoveries on two commercial and industrial loans.

Net Charge-Offs for the Three Months Ended September 30, 2014. Our net loan charge-offs of $1.1 million, or 0.19% of average loans on an annualized basis, for the three months ended September 30, 2014, were related to a charge-off of $1.2 million on one commercial and industrial loan and recoveries of $123,000 on one commercial and industrial loan and one private banking loan.

Net Charge-Offs for the Nine Months Ended September 30, 2015. Our net loan charge-offs of $692,000, or 0.04% of average loans on an annualized basis, for the nine months ended September 30, 2015, were related to a charge-off of $1.5 million on one commercial and industrial loan and $794,000 in recoveries on four commercial and industrial loans and one private banking loan.

Net Charge-Offs for the Nine Months Ended September 30, 2014. Our net loan charge-offs of $7.0 million, or 0.45% of average loans on an annualized basis, for the nine months ended September 30, 2014, were related to charge-offs of $7.6 million on four commercial and industrial loans and recoveries of $589,000 on two commercial and industrial loans and one private banking loan.

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

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of September 30, 2015 and December 31, 2014, and there was no interest income recognized on these loans for the nine months ended September 30, 2015 and 2014, while these loans were on non-accrual. As of September 30, 2015, non-performing loans were $19.1 million, or 0.72% of total loans, compared to $30.2 million, or 1.26% of total loans, as of December 31, 2014. We had specific reserves of $6.2 million and $5.6 million as of September 30, 2015 and December 31, 2014, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 40.1% and 51.3% of the original loan balance after payments, charge-offs and specific reserves as of September 30, 2015 and December 31, 2014, respectively.

For additional information on our non-performing loans for September 30, 2015 and December 31, 2014, refer to Note 4, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $20.9 million, or 0.67% of total assets, as of September 30, 2015, as compared to $31.6 million, or 1.11% of total assets, as of December 31, 2014. The decrease in non-performing assets was primarily the result of $10.7 million in paydowns, a sale, a charge-off and two payoffs on non-performing loans in 2015. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of September 30, 2015, we had three OREO properties totaling $1.8 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Non-performing loans:
Commercial and industrial	$14,428	$24,665
Commercial real estate	2,912	3,498
Private banking	1,779	2,069
Total non-performing loans	$19,119	$30,232
Other real estate owned	1,766	1,370
Total non-performing assets	$20,885	$31,602

Non-performing troubled debt restructured loans (1)	$15,522	$14,107
Performing troubled debt restructured loans	$528	$528
Non-performing loans to total loans	0.72%	1.26%
Allowance for loan losses to non-performing loans	101.21%	67.06%
Non-performing assets to total assets	0.67%	1.11%

(1)	Included in total non-performing loans.

Potential Problem Loans

Potential problem loans are those loans that are not categorized as non-performing loans, but where current information indicates that the borrower may not be able to comply with repayment terms. Among other factors, we monitor past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans as we would with other problem loans and consider the effect of any potential loss in determining any provision for probable loan losses. We also assess alternatives to maximize collection of any past due loans, including and without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral, or other planned action.

For additional information on the age analysis of past due loans segregated by class of loan for September 30, 2015 and December 31, 2014, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for September 30, 2015 and December 31, 2014, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

As of September 30, 2015 and December 31, 2014, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of September 30, 2015, was approximately 1.8, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $173.6 million and $166.6 million in investment securities available-for-sale as of September 30, 2015 and December 31, 2014, respectively. The increase of $7.0 million was primarily attributable to the net activity of purchases of $35.2 million, repayments of $17.5 million and sales of $9.7 million of certain securities during the nine months ended September 30, 2015.

On a fair value basis, 73.9% of our available-for-sale investment securities as of September 30, 2015, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2014, floating-rate securities comprised 74.6% of our available-for-sale investment securities.

On a fair value basis, 48.9% of our available-for-sale investment securities as of September 30, 2015, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2014, agency securities comprised 59.1% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $46.4 million and $39.6 million in investment securities held-to-maturity as of September 30, 2015 and December 31, 2014, respectively. The increase of $6.8 million was primarily attributable to the net activity of purchases of $13.5 million and repayments of $6.5 million during the nine months ended September 30, 2015. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of September 30, 2015.

Trading Investment Securities. We held no investment securities for trading as of September 30, 2015 and December 31, 2014. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	September 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$46,111	$88	$96	$46,103
Trust preferred securities	17,546	—	889	16,657
Non-agency mortgage-backed securities	6,249	—	27	6,222
Non-agency collateralized loan obligations	11,991	—	97	11,894
Agency collateralized mortgage obligations	51,340	96	76	51,360
Agency mortgage-backed securities	28,509	365	111	28,763
Agency debentures	4,708	14	—	4,722
Equity securities	8,273	—	409	7,864
Total investment securities available-for-sale	174,727	563	1,705	173,585
Investment securities held-to-maturity:
Corporate bonds	19,449	491	13	19,927
Agency debentures	2,452	56	—	2,508
Municipal bonds	24,526	310	10	24,826
Total investment securities held-to-maturity	46,427	857	23	47,261
Total	$221,154	$1,420	$1,728	$220,846

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

The change in the fair values of our municipal bonds, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations, and certain equity securities, management evaluates the underlying issuer's financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of September 30, 2015. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, which would also impact the corresponding yield.

	September 30, 2015
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$—	—%	$46,103	1.52%	$—	—%	$—	—%	$46,103	1.52%
Trust preferred securities	—	—%	—	—%	—	—%	16,657	2.12%	16,657	2.12%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	6,222	1.01%	6,222	1.01%
Non-agency collateralized loan obligations	—	—%	—	—%	—	—%	11,894	1.97%	11,894	1.97%
Agency collateralized mortgage obligations	—	—%	—	—%	1,504	0.72%	49,856	0.62%	51,360	0.62%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	28,763	1.75%	28,763	1.75%
Agency debentures	—	—%	—	—%	4,722	1.86%	—	—%	4,722	1.86%
Total investment securities available-for-sale	—		46,103		6,226		113,392		165,721
Weighted average yield		—%		1.52%		1.58%		1.30%		1.37%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,398	6.38%	14,529	5.31%	—	—%	19,927	5.59%
Agency debentures	—	—%	—	—%	2,508	3.03%	—	—%	2,508	3.03%
Municipal bonds	—	—%	6,117	1.95%	17,255	2.78%	1,454	3.58%	24,826	2.62%
Total investment securities held-to-maturity	—		11,515		34,292		1,454		47,261
Weighted average yield		—%		3.96%		3.88%		3.58%		3.89%
Total debt securities	$—		$57,618		$40,518		$114,846		$212,982
Weighted average yield		—%		1.99%		3.52%		1.32%		1.92%

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

As of September 30, 2015, we consider nearly 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory's CDARS® service and demand deposits placed through Promontory's ICS® service, have been classified for regulatory purposes as brokered deposits.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015		2014
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$97,493	0.40%	$84,045	0.41%
Money market deposit accounts	1,418,547	0.43%	1,136,000	0.39%
Time deposits (excluding CDARS®)	436,529	0.86%	472,965	0.85%
CDARS® time deposits	448,300	0.63%	395,254	0.53%
Total average interest-bearing deposits	2,400,869	0.54%	2,088,264	0.52%
Noninterest-bearing deposits	148,323	—	125,668	—
Total average deposits	$2,549,192	0.51%	$2,213,932	0.49%

Average Deposits for the Three Months Ended September 30, 2015 and 2014. For the three months ended September 30, 2015, our average total deposits were $2.5 billion, representing an increase of $335.3 million, or 15.1%, from the same period in 2014. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts, money market deposit accounts and CDARS® time deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.54%, for the three months ended September 30, 2015, increased from 0.52%, for the same period in 2014, as average rates paid were higher in the three largest deposit categories and the average maturity of time deposits was extended. Average money market deposits increased to 59.1% of total average interest-bearing deposits, for the three months ended September 30, 2015, from 54.5% for the same period in 2014. Average time deposits decreased to 18.2% of total average interest-bearing deposits for the three months ended September 30, 2015, compared to 22.6% for the same period in 2014. Average CDARS® time deposits decreased to 18.7% of total average interest-bearing deposits, for the three months ended September 30, 2015, from 18.9% for the same period in 2014. Average noninterest-bearing deposits increased $22.7 million, or 18.0%, to $148.3 million in the three months ended September 30, 2015, from $125.7 million for the three months ended September 30, 2014, and the average cost of total deposits increased two basis points to 0.51% for the three months ended September 30, 2015 from 0.49% for the three months ended September 30, 2014.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015		2014
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$103,674	0.41%	$56,205	0.28%
Money market deposit accounts	1,343,867	0.41%	1,068,005	0.39%
Time deposits (excluding CDARS®)	446,137	0.90%	479,062	0.85%
CDARS® time deposits	437,542	0.59%	412,235	0.53%
Total average interest-bearing deposits	2,331,220	0.54%	2,015,507	0.52%
Noninterest-bearing deposits	149,224	—	125,690	—
Total average deposits	$2,480,444	0.50%	$2,141,197	0.49%

Average Deposits for the Nine Months Ended September 30, 2015 and 2014. For the nine months ended September 30, 2015, our average total deposits were $2.5 billion, representing an increase of $339.2 million, or 15.8%, from the same period in 2014. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts, money market deposit accounts and CDARS® time deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.54%, for the nine months ended September 30, 2015, increased from 0.52%, for the same period in 2014, as average rates paid were higher in each deposit category and the average maturity of time deposits was extended. Average money market deposits increased to 57.6% of total average interest-bearing deposits, for the nine months ended September 30, 2015, from 53.0% for the same period in 2014. Average time deposits decreased to 19.1% of total average interest-bearing deposits for the nine months ended September 30, 2015, compared to 23.8% for the same period in 2014. Average CDARS® time deposits decreased to 18.8% of total average interest-bearing deposits, for the nine months ended

September 30, 2015, from 20.4% for the same period in 2014. Average noninterest-bearing deposits increased $23.5 million, or 18.7%, to $149.2 million in the nine months ended September 30, 2015, from $125.7 million for the nine months ended September 30, 2014, and the average cost of deposits increased one basis point to 0.50% for the nine months ended September 30, 2015 from 0.49% for the nine months ended September 30, 2014.

Certificates of Deposits and Other Time Deposits

Maturities of time deposits of $100,000 or more outstanding are summarized below, as of September 30, 2015.

(Dollars in thousands)	September 30, 2015
Months to maturity:
Three months or less	$136,531
Over three to six months	257,992
Over six to 12 months	193,435
Over 12 months	250,476
Total	$838,434

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

The following table presents certain information with respect to our borrowings, as of September 30, 2015 and December 31, 2014.

	September 30, 2015					December 31, 2014
(Dollars in thousands)	Amount	Coupon Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Coupon Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Short-term FHLB borrowings	$90,000	0.37%	$95,000	$42,234	1-9 days	$30,000	0.27%	$60,000	$11,959	1-9 days
Long-term FHLB borrowings:
Issued 9/25/2012	—	—%	—	—		—	0.42%	20,000	14,630	2 years
Issued 4/7/2014	—	—%	25,000	8,791	12 months	25,000	0.34%	25,000	18,425	12 months
Issued 4/7/2014	—	—%	25,000	14,469	14 months	25,000	0.38%	25,000	18,425	14 months
Issued 4/7/2014	—	—%	25,000	22,894	17 months	25,000	0.44%	25,000	18,425	17 months
Issued 5/5/2014	—	—%	25,000	3,205	9 months	25,000	0.33%	25,000	16,506	9 months
Issued 7/29/2015	25,000	0.61%	25,000	5,861	12 months	—	—%	—	—
Issued 7/29/2015	25,000	0.72%	25,000	5,861	15 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	20,041	5 years
Total borrowings	$175,000	1.34%	$280,000	$138,315		$165,000	1.49%	$215,000	$118,411

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of September 30, 2015, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of September 30, 2015, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the nine months ended September 30, 2015, the parent company paid approximately $2.2 million related to interest payments on the subordinated notes and $17.2 million related to the earn-out consideration for the Chartwell acquisition. For the nine months ended September 30, 2014, the parent company paid approximately $45 million related to the Chartwell acquisition. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of September 30, 2015.

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

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are minimally reliant on borrowings as evidenced by our ratio of total deposits to total assets of 83.1% and 82.1% as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had available liquidity of $602.2 million, or 19.2% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $236.0 million, or 7.5% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $366.1 million, or 11.7% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Available cash	$69,195	$77,215
Unpledged investment securities available-for-sale	166,842	158,361
Net borrowing capacity	366,119	364,205
Total liquidity	$602,156	$599,781

For the nine months ended September 30, 2015, we generated $21.8 million of cash from operating activities, compared to $22.3 million for the same period in 2014. This decrease in cash flow was primarily the result of net income of $16.9 million for the nine months ended September 30, 2015, and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $282.3 million, for the nine months ended September 30, 2015, as compared to a net cash outflow of $496.6 million for the same period in 2014. The outflows for the nine months ended September 30, 2015, were primarily due to net loan growth of $266.5 million and purchases of investment securities totaling $46.1 million, partially offset by proceeds, principal repayments and maturities from the sale of investment securities totaling $33.8 million. The outflows for the nine months ended September 30, 2014, included the Chartwell acquisition net of cash totaling $42.9 million, the purchase of $219.5 million in loans, net loan growth of $239.7 million and $52.7 million for the purchase of investment securities available-for-sale, partially offset by proceeds from the sale of investment securities available-for-sale totaling $69.6 million.

Financing activities resulted in a net inflow of $255.3 million for the nine months ended September 30, 2015, compared to a net inflow of $426.9 million for the same period in 2014, as a result of the net increase in deposits of $263.6 million for the nine months ended

September 30, 2015, compared to $282.6 million in deposits, increased FHLB borrowings of $110.0 million and net proceeds from the issuance of $34.0 million in subordinated notes payable for the nine months ended September 30, 2014.

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

Shareholders' Equity. Shareholders' equity increased to $320.5 million as of September 30, 2015, compared to $305.4 million as of December 31, 2014. The $15.2 million increase during the nine months ended September 30, 2015, was attributable to net income of $16.9 million, the impact of $1.4 million in stock-based compensation and $330,000 exercise of stock options offset by the purchase of $3.2 million in treasury stock and a decrease of $286,000 in accumulated other comprehensive income (loss).

Regulatory Capital. As of September 30, 2015 and December 31, 2014, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC's prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we expect to monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	September 30, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$321,245	13.99%	$183,678	8.00%	N/A	N/A
Bank	$305,968	13.48%	$181,542	8.00%	$226,927	10.00%
Tier 1 risk-based capital ratio
Company	$280,619	12.22%	$137,758	6.00%	N/A	N/A
Bank	$286,250	12.61%	$136,156	6.00%	$181,542	8.00%
Common equity tier 1 risk-based capital ratio
Company	$280,619	12.22%	$103,319	4.50%	N/A	N/A
Bank	$286,250	12.61%	$102,117	4.50%	$147,503	6.50%
Tier 1 leverage ratio
Company	$280,619	9.30%	$120,664	4.00%	N/A	N/A
Bank	$286,250	9.58%	$119,566	4.00%	$149,457	5.00%

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	September 30, 2015
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,673,471	$—	$—	$—	$1,673,471
Certificates and other time deposits	655,872	271,165	—	—	927,037
Borrowings	115,000	25,000	35,000	—	175,000
Interest payments on time deposits and borrowings	6,692	6,502	2,013	—	15,207
Operating leases	2,093	3,489	3,390	1,261	10,233
Total contractual obligations	$2,453,128	$306,156	$40,403	$1,261	$2,800,948

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

	September 30, 2015
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments (based on availability)	$804,641	$181,852	$103,112	$28,675	$1,118,280
Standby letters of credit	29,055	26,304	22,975	107	78,441
Total off-balance sheet arrangements	$833,696	$208,156	$126,087	$28,782	$1,196,721

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

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$14,994	22.58%	-20.00%	$10,185	15.18%
+200	$9,822	14.79%	-15.00%	$6,529	9.73%
+100	$4,614	6.95%	-10.00%	$2,833	4.22%
–100	$2,752	4.15%	-10.00%	$2,986	4.45%

Economic value of equity:
+300	$(9,427)	(2.95)%	+/-30.00%	$(19,523)	(6.48)%
+200	$(6,237)	(1.95)%	+/-20.00%	$(13,107)	(4.35)%
+100	$(3,295)	(1.03)%	+/-10.00%	$(6,926)	(2.30)%
–100	$791	0.25%	+/-10.00%	$4,766	1.58%

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

	Interest Rate Sensitivity Period
	September 30, 2015
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$94,115	$—	$—	$—	$—	$—	$—	$94,115
Federal funds sold	5,359	—	—	—	—	—	—	5,359
Total investment securities	116,199	7,780	8,565	26,165	31,707	30,617	(1,021)	220,012
Total loans	2,227,147	35,017	46,308	213,186	115,924	4,948	18,661	2,661,191
Other assets	—	—	—	—	—	—	149,570	149,570
Total assets	$2,442,820	$42,797	$54,873	$239,351	$147,631	$35,565	$167,210	$3,130,247

Liabilities:
Transaction accounts	$1,541,849	$—	$—	$—	$—	$—	$131,622	$1,673,471
Time deposits	146,534	293,568	215,770	271,165	—	—	—	927,037
Borrowings	90,000	—	25,000	25,000	35,000	—	—	175,000
Other liabilities	—	—	—	—	—	—	34,199	34,199
Total liabilities	1,778,383	293,568	240,770	296,165	35,000	—	165,821	2,809,707

Equity	—	—	—	—	—	—	320,540	320,540
Total liabilities and equity	$1,778,383	$293,568	$240,770	$296,165	$35,000	$—	$486,361	$3,130,247

Interest rate sensitivity gap	$664,437	$(250,771)	$(185,897)	$(56,814)	$112,631	$35,565	$(319,151)
Cumulative interest rate sensitivity gap	$664,437	$413,666	$227,769	$170,955	$283,586	$319,151
Cumulative interest rate sensitive assets to rate sensitive liabilities	137.4%	120.0%	109.8%	106.6%	110.7%	112.1%	111.4%
Cumulative gap to total assets	21.2%	13.2%	7.3%	5.5%	9.1%	10.2%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 109.8% as of September 30, 2015, from 105.5% as of December 31, 2014.

Various loans across our portfolio have floating-rate index floors. As of September 30, 2015, there were $113.1 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $74.5 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $38.6 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

Additionally, in all of these analyses (NII, EVE and gap), we use what we believe is a conservative treatment of non-maturity, interest-bearing deposits. In our gap analysis, the allocation of non-maturity, interest-bearing deposits is fully reflected in the less than 90 days maturity category. The allocation of non-maturity, noninterest-bearing deposits is fully reflected in the non-sensitive category. In taking this approach, we provide ourselves with no benefit to either NII or EVE from a potential time-lag in the rate increase of our non-maturity, interest-bearing deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended September 30, 2015, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company's business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: October 30, 2015

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.