Form 10-K
period 2015-12-31
TriState Capital Holdings, Inc.
filed 2016-02-16
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K
_________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of June 30, 2015, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $274,976,000.

As of January 31, 2016, there were 28,386,228 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the Securities and Exchange Commission for the annual shareholders meeting to be held May 17, 2016, are incorporated by reference into Part III.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), which is applying to be registered as a broker/dealer with the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”). Through our bank subsidiary we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York and we also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our banking products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Our broker/dealer subsidiary, once registered, will support the distribution and marketing efforts for Chartwell’s proprietary investment products.

On March 5, 2014, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of substantially all of the assets of Chartwell Investment Partners, LP (the “Chartwell acquisition”), an investment management firm. We believe that this acquisition will continue to enhance our recurring fee revenue, provide new product offerings for our national network of financial intermediaries, and leverage our financial services distribution capabilities. As a result of this acquisition, we operate two reportable segments: Bank and Investment Management.

•
The Bank segment provides commercial banking and private banking services to middle-market businesses and high-net-worth individuals through our TriState Capital Bank subsidiary. Total assets of the Bank were $3.2 billion as of December 31, 2015.

•
The Investment Management segment provides advisory and sub-advisory investment management services to primarily institutional plan sponsors through Chartwell and also supports distribution and marketing efforts for Chartwell’s proprietary investment products through CTSC Securities. On December 16, 2015, the Company entered into a definitive asset purchase agreement to acquire The Killen Group, Inc. (“TKG”) in a transaction that is expected to close in the second quarter of 2016, subject to certain client consents and other customary closing conditions. The privately held investment manager has assets under management of approximately $2.3 billion as of December 31, 2015. Assets under management for this segment were $8.0 billion as of December 31, 2015 and are expected to increase to more than $10 billion after the closing of the TKG acquisition.

For additional financial information by segment since the Chartwell acquisition, refer to Note 23, Segments, to our consolidated financial statements.

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

Our Sales and Distribution Culture. We focus on efficient and profitable sales and distribution of investment management services and banking products and services to middle-market businesses and private banking clients. Our relationship managers and distribution professionals have significant experience in the banking and financial services industries and are focused on client service. In our banking business, we monitor gross profit contribution, loan and deposit growth, and asset quality by market and by relationship manager. Our compensation program is designed within our banking business to incentivize our regional presidents and relationship managers to prudently grow their loans, deposits and profitability, while maintaining strong asset quality. In our investment management business, our compensation program is designed to incentivize new assets under management while maximizing the retention of existing clients.

Disciplined Risk Management. We place an uncompromising emphasis on effective risk management as an integral component of our organizational culture. We use our risk management infrastructure to monitor existing operations, support decision-making and improve the success rate of existing products and services as well as new initiatives. A major part of our risk management effort has been our focus on increasing non-interest income, including our expansion into the investment management business through our Chartwell acquisition and the pending TKG acquisition. Also, in our banking business, this has included our focus on growing loans originated through our private banking channel. We believe these loans have lower credit risk because they are typically personally guaranteed by high-net-worth borrowers and/or are secured by readily liquid collateral, such as marketable securities.

Experienced Professionals. Having successful and high quality professionals is critical to continuing to drive prudent growth in our business. In addition to our experienced executive management team and board of directors, we employ highly experienced personnel across our entire organization. Our regional middle-market banking presidents each have at least 25 years of banking experience and our middle-market relationship managers have an average of more than 20 years of banking experience. Chartwell’s mission is successfully executed through the dedication of investment professionals who average over 20 years of industry experience. We believe that our distinct business model, culture, and scalable platform enable us to attract and retain high quality professionals. Additionally, our low overhead costs give us the financial capability to attract and incentivize qualified professionals who desire to work in an entrepreneurial and results-oriented organization.

Efficient and Scalable Operating Model. With respect to our banking business, we believe our branchless banking model gives us a competitive advantage by eliminating the overhead and intense management requirements of a traditional branch network. Moreover, we believe that we have a scalable platform and organizational infrastructure that position us to grow our revenue more rapidly than our operating expenses. We also believe that our investment management business has an efficient and scalable business model that focuses on institutional direct clients and wholesale distribution channels to reach retail investors.

Lending Strategy. We generate loans through our middle-market banking and private banking channels. These channels provide risk diversification and offer significant growth opportunities.

•
Middle-Market Banking Channel. We target our middle-market business primarily at businesses with revenues between $5.0 million and $300.0 million located within our primary markets. To capitalize on this opportunity, each of our representative offices is led by an experienced regional president so we can understand the unique borrowing needs of the middle-market businesses in their area. They are supported by highly experienced relationship managers with a reputation for success in targeting middle-market business customers and maintaining strong credit quality within their loan portfolios.

•
Private Banking Channel. We provide loan products and services nationally to executives and high-net-worth individuals many of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. Our private banking products primarily include loans secured by cash, marketable securities and other asset-based loans. Our relationship managers have cultivated referral arrangements with 119 financial intermediaries. Under these arrangements, the financial intermediaries are able to refer their clients to us for responsive and sophisticated banking services. We believe many of our referral relationships also create cross-selling opportunities with respect to our deposit products and our investment management business. Since inception, we have had no charge-offs related to our loans secured by marketable securities.

As shown in the following table, we have continued to achieve loan growth through each of our banking channels, although in 2015 we grew the loans in our private banking channel more than in our middle-market banking channel. Our middle-market banking channel generated $85.7 million of loan growth for the year ended December 31, 2015.

As of December 31, 2015, loans sourced through our private banking channel represented 47.3% of our loans held-for-investment, and such loans grew by $355.6 million, or 35.9%, for the year ended December 31, 2015. In addition, as of December 31, 2015, $1.2 billion of our private banking loans were secured by cash and marketable securities, which represented an increase of $377.3 million, or 47.0%, for the year ended December 31, 2015. We expect continued strong loan and deposit growth in this channel, in part, because we added 29 new loan referral relationships during the year ended December 31, 2015 for a total of 119 referral relationships at the end of 2015. We have also experienced continued growth in the number of customers resulting from our existing referral relationships.

	December 31,		2015 Change from 2014
(Dollars in thousands)	2015	2014	Amount	Percent
Middle-market banking offices:
Western Pennsylvania	$445,554	$428,206	$17,348	4.1%
Eastern Pennsylvania	329,767	338,952	(9,185)	(2.7)%
Ohio	259,902	247,131	12,771	5.2%
New Jersey	291,795	262,027	29,768	11.4%
New York (1)	169,402	134,434	34,968	26.0%
Total middle-market banking loans	1,496,420	1,410,750	85,670	6.1%
Total private banking loans	1,344,864	989,302	355,562	35.9%
Loans held-for-investment	$2,841,284	$2,400,052	$441,232	18.4%

(1)	Our New York representative office opened for business in August 2012.

Deposit Funding Strategy. Since inception, we have focused on creating and growing diversified, stable, and low all-in cost deposit channels, both in our primary markets and across the United States, without operating a traditional branch network. As of December 31, 2015, we consider nearly 80.0% of our total deposits to be sourced from direct customer relationships. We believe our sources of deposits continue to provide excellent opportunities for growth both within our primary markets and nationally.

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

Investment Management Strategy. We have executed on our investment management strategy with the March 5, 2014, closing of the Chartwell acquisition and the pending TKG acquisition. We believe that this segment has enhanced our recurring fee revenue, provided new product offerings for our national network of financial intermediaries, and leveraged our financial services distribution capabilities through the financial intermediaries with which our banking business has worked and developed. All of the employees of Chartwell, including the experienced management team, joined our investment management business upon the closing and we expect the same to occur with the TKG employees. In addition, James F. Getz, our Chairman, Chief Executive Officer and President, along with several members of our board of directors, including James J. Dolan, James E. Minnick and Richard B. Seidel, all have significant experience in investing in and operating investment management companies and serve on the Board of Directors of Chartwell. Mr. Getz also serves as Chairman of the Board and Executive Chairman of Chartwell.

Market Reputation. We believe that our strong market reputation has become and will remain a competitive advantage within our primary markets and nationally for our private banking channel and for our investment management business. We believe that we have established a reputation as both a sophisticated lender and a customer-focused financial services institution.

Our Markets

For our middle-market banking loans, our primary markets of Pennsylvania, Ohio, New Jersey and New York include the four major metropolitan statistical areas (“MSA”) of Pittsburgh and Philadelphia, Pennsylvania; Cleveland, Ohio and New York, New York (which includes northern New Jersey) in which our headquarters and four representative offices are located. We believe that our primary markets including these MSAs are long-term, attractive markets for the types of products and services that we offer, and we anticipate that these markets will continue to support our projected growth. With respect to our loans and other financial services and products, we selected the locations for our representative offices partially based upon the number of middle-market businesses located in these MSAs and their respective states. As of December 31, 2015, there were nearly 120,000 middle-market businesses in our primary markets with annual sales between $5.0 million and $300.0 million, which represented approximately 17.0% of the national total as of that date, according to OneSource Information Services, Inc. According to SNL Financial, the 2015 aggregate population of the four MSAs in which our headquarters and four representative offices are located was approximately 30 million, which represented approximately 10% of the national population. We believe that the population and business concentrations within our primary markets provide attractive opportunities to grow our business.

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

Through our distribution channels, we pursue and create deposit relationships with customers located throughout the United States, as well as in our primary markets, including the four MSAs where our offices are located. Because our deposit operations are centralized in our Pittsburgh headquarters all of our deposits are aggregated and accounted for in that MSA. For these distribution and reporting reasons, we do not consider deposit market share in any MSA or any of our primary markets to be relevant data. However, for perspective on the size of the deposit markets in which we have offices, the total aggregate domestic deposits of banks headquartered within the four MSAs were approximately $1.3 trillion as of December 31, 2015, according to SNL Financial.

Our investment management products are primarily distributed in two markets. These markets and their relative percentage of our assets under management as of December 31, 2015, are as follows: institutional and sub-advisory (90%) and broker/dealers and registered investment advisors (10%).

Institutional and Sub-Advisory. Chartwell maintains a dedicated sales and client service staff to focus on the distribution of its products to a wide variety of institutional and sub-advisory clients, including corporate pension and profit-sharing plans, public pension plans, Taft-Hartley plans, foundations, endowments and registered investment companies. As of December 31, 2015, assets under management in the institutional and sub-advisory market included $4.9 billion in equity products and $2.3 billion in fixed-income products.

Broker/Dealer and Independent Registered Investment Advisors. Chartwell maintains sales staff dedicated to calling on national, regional and independent broker/dealers and registered investment advisors. Broker/dealers and registered investment advisors use Chartwell’s products to meet the needs of their customers, who are typically retail and/or high-net-worth investors. As of December 31, 2015, assets under management in the broker/dealer and independent registered investment advisor market included $788 million in equity products and $26 million in fixed-income products.

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

•
Our deposit products include, among others, checking accounts, money market deposit accounts, certificates of deposit, and Promontory’s Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS”®) services.

•
Our cash management and treasury management services include online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services, foreign exchange and controlled disbursement.

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

We expect to continue to develop and implement additional products for our clients, including additional investment management product offerings to our financial intermediary referral sources. For additional information, see “Our Business Strategy-Investment Management Strategy.”

Loans

Our primary source of income in our Bank segment is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial real estate properties. Our loan portfolio represents the largest component of our earning assets.

The following table presents the composition of our loan portfolio as of December 31, 2015.

(Dollars in thousands)	December 31, 2015	Percent of Loans
Private banking loans	$1,344,864	47.3%
Middle-market banking loans:
Commercial and industrial	634,232	22.4%
Commercial real estate	862,188	30.3%
Total middle-market banking loans	1,496,420	52.7%
Loans held-for-investment	$2,841,284	100.0%

Private Banking Loans. Our private banking loans include both personal and commercial loans sourced through our private banking channel, which operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, or other financial assets and to a smaller degree, residential property. We also have a small number of unsecured loans and lines of credit in our private banking loan portfolio that have been made to creditworthy borrowers. The primary source of repayment for these loans is the income and assets of the borrower(s). Since a majority of our private banking loans are secured by cash, marketable securities or residential real estate, we believe the credit risk inherent in this segment of our portfolio is lower than the risk associated with other types of loans. We mitigate such risks through active daily monitoring of the collateral, utilizing our proprietary monitoring system.

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

As of December 31, 2015, we had $1.3 billion of outstanding private banking loans, or approximately 47.3% of loans held-for-investment. The table below includes all loans made through our private banking channel by collateral type as of the dates indicated.

(Dollars in thousands)	December 31, 2015	Percent of Private Banking Loans	Percent of Loans
Private banking loans:
Secured by cash and marketable securities	$1,180,717	87.8%	41.6%
Secured by real estate	134,785	10.0%	4.7%
Other	29,362	2.2%	1.0%
Total private banking loans	$1,344,864	100.0%	47.3%

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

Commercial Real Estate Loans. We concentrate on making commercial real estate loans to experienced borrowers that have an established history of successful projects. The cash flow from income-producing properties or the sale of property from for-sale construction and development loans are generally the primary sources of repayment for these loans. The equity sponsors of our borrowers generally provide a secondary source of repayment from their excess global cash flows and liquidity. The primary risks associated with commercial real estate loans include credit risk arising from the dependency of repayment upon income generated from the property securing the loan, the vulnerability of such income to changes in market conditions and difficulty in liquidating collateral securing the loans. We work throughout the lending process to manage and mitigate such risks within our commercial real estate loan portfolio.

A majority of our commercial real estate loans are made to borrowers with projects or properties located within our primary markets. Our relationship managers are experienced lenders who are familiar with the trends within their local real estate markets.

The table below shows the composition of our commercial real estate portfolio as of December 31, 2015.

(Dollars in thousands)	December 31, 2015	Percent of Commercial Real Estate Loans	Percent of Loans
Commercial real estate term loans:
Income-producing property loans	$497,969	57.7%	17.5%
Owner-occupied term loans	117,754	13.7%	4.1%
Multifamily/apartment loans	117,435	13.6%	4.1%
Total real estate term loans	733,158	85.0%	25.7%
Residential construction loans	11,757	1.4%	0.4%
Other construction loans	106,863	12.4%	3.8%
Land development loans	10,410	1.2%	0.4%
Total commercial real estate loans	$862,188	100.0%	30.3%

•
Real Estate Term Loans. As of December 31, 2015, approximately $733.2 million, or approximately 25.7% of loans held-for-investment, consisted of real estate term loans. Our real estate term loans include credit secured by various types of income-producing properties, owner-occupied term loans and multifamily/apartment loans. In making real estate term loans, we look for income-producing properties that have established cash flows sufficient to service the proposed loan on an amortizing basis. Our real estate term loans generally have maturities of five to seven years and are offered with both fixed and floating interest rates. In addition to providing real estate term loans for investment properties, we also finance owner-occupied commercial properties.

•
Construction Loans. As of December 31, 2015, approximately $118.6 million, or approximately 4.2% of loans held-for-investment, consisted of residential and other construction loans. Our residential construction loans are typically for single-family residential properties. Our other construction loans are typically for projects used in manufacturing, warehousing, office, service, retail and multifamily housing. These loans are usually floating-rate loans. Generally, our construction loans have a term of one to three years, but can include an amortizing term loan period of generally three to five years contingent upon the property meeting established debt service coverage levels. Properties related to our construction loans are frequently pre-leased at a level that will generate sufficient cash flow to service the fully advanced construction loan on an amortizing basis upon the completion of construction.

•
Land Development Loans. As of December 31, 2015, the remaining $10.4 million, or approximately 0.4% of loans held-for-investment, consisted of land development loans. Our land development loans include loans to finance the purchase and development of land for sale. We make these loans on a limited basis. In making land development loans, we typically require a higher level of equity to be invested by the borrower and strong levels of borrower global cash flows to reduce reliance on land sales for repayment of the loan. These loans are typically structured as lines of credit with one to three year maturities and usually have floating interest rates.

Loan Underwriting

Our focus on maintaining strong asset quality is pervasive throughout all aspects of our lending activities, and it is especially apparent in our loan underwriting function. We are selective in targeting our lending to middle-market businesses, commercial real estate investors and developers and high-net-worth individuals that we believe will meet our credit standards. Our credit standards are determined by our Credit Risk Policy Committee that is made up of senior bank officers, including our Chief Credit Officer, Chief Risk Officer, Bank President, President of Commercial Banking and President of Private Banking.

Our underwriting process is multilayered. Prospective loans are first reviewed by our relationship managers and regional presidents. The prospective commercial and certain private banking loans are then discussed in a pre-screen group composed of the Chief Credit Officer, President of Commercial Banking and all of our regional presidents. Applications for prospective loans that are accepted are fully underwritten by our credit administration group in combination with the relationship manager. Finally, the prospective loans are submitted to our Senior Loan Committee for approval, with the exception of certain loans that are fully secured by cash or marketable securities. Members of the Senior Loan Committee include our Chairman and Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman, Chief Credit Officer, Bank President, President of Commercial Banking, President of Private Banking and our regional presidents. All of our lending personnel, from our relationship managers to the members of our Senior Loan Committee, have significant experience that benefits our underwriting process.

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

Our lending activities are subject to internal exposure limits that restrict concentrations of loans within our portfolio to certain maximum percentages of our total loans and/or our total capital levels. These exposure limits are approved by our Senior Loan Committee and our board of directors based upon recommendations made by the Credit Risk Policy Committee. Our internal exposure limits are established to avoid unacceptable concentrations in a number of areas, including in our different loan categories and in specific industries. In addition, we have established an informal limit on individual loans that is materially lower than our legal lending limit.

Our loan portfolio includes Shared National Credits (“SNC”). SNCs are participations in loans of $20 million or more that are shared by three or more financial institutions. We are typically part of the originating bank group in connection with these loan participations. We utilize the same underwriting criteria for these loans that we use for loans that we originate directly. These loans are to borrowers typically located within our primary markets and are generally made to companies that are known to us and with whom we have direct contact. They offer advantages in a diversified loan portfolio. These loans have helped us to diversify the risk inherent in our loan portfolio by allowing us to access a broader array of corporations with different credit profiles, repayment sources, geographic footprints and with larger revenue bases than those businesses associated with our direct loans.

As of December 31, 2015, we had $401.6 million of SNC loans compared to $451.8 million as of December 31, 2014. Included in these totals were loans to private equity sponsored companies which totaled $58.3 million as of December 31, 2015, a decrease of $70.8 million from $129.0 million as of December 31, 2014. Due to the perceived higher risk nature of these loans, we intend to continue to manage private equity backed SNC loans lower, primarily through attrition.

Loan Portfolio Concentrations

Diversified lending approach. We are committed to maintaining a diversified loan portfolio. We also concentrate on making loans to businesses where we have or can obtain the necessary expertise to understand the credit risks commonly associated with the borrower’s industry. We generally avoid lending to businesses that would require a high level of specialized industry knowledge that we do not have.

The following table shows the composition of our commercial loan portfolios by borrower industry as of December 31, 2015.

(Dollars in thousands)	December 31, 2015	Percent of Total Commercial Loans
Industry:
Real estate, rental and leasing	$704,177	47.0%
Service	287,013	19.2%
Manufacturing	213,387	14.3%
Construction	76,629	5.1%
Wholesale trade	45,989	3.1%
Retail trade	27,867	1.9%
Information	27,568	1.8%
Transportation and warehousing	26,965	1.8%
Mining	22,302	1.5%
All others	64,523	4.3%
Total commercial loans	$1,496,420	100.0%

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

The table below shows the composition of our commercial and industrial loans and our commercial real estate loans based upon the states where our borrowers are located. Loans to borrowers located in our four primary market states make up 84.4% of our total commercial loans outstanding as of December 31, 2015. When those loans are aggregated with our loans to borrowers located in states that are contiguous to our primary market states, the percentage increases to approximately 91.5% of our commercial loan portfolio.

(Dollars in thousands)	December 31, 2015	Percent of Total Commercial Loans
Geographic region:
Pennsylvania	$504,064	33.7%
Ohio	258,720	17.3%
New Jersey	260,111	17.4%
New York	239,305	16.0%
Contiguous states	106,780	7.1%
Other states	127,440	8.5%
Total commercial loans	$1,496,420	100.0%

Deposits

An important aspect of our business franchise is the ability to gather deposits. Deposits provide the primary source of funding for our lending activities. We offer traditional depository products including checking accounts, money market deposit accounts and certificates of deposit in addition to CDARS® and ICS® reciprocal products. We also offer cash management and treasury management services, including online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services and collateral disbursement. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits.

As of December 31, 2015, non-brokered deposits represented approximately 60.8% of our total deposits. Our non-brokered deposit sources primarily include deposits from financial institutions, high-net-worth individuals, family offices, trust companies, wealth management firms, corporations and their executives. We compete for deposits by offering a range of deposit products at competitive rates. We also attract deposits by offering customers a variety of cash management services. We maintain direct customer relationships with many of our depositors whose deposits are considered to be brokered for regulatory purposes, including with many of our CDARS® and ICS® reciprocal depositors. For additional information about our deposit products and our overall funding strategy, see “Our Business Strategy-Deposit Funding Strategy.”

The table below shows the balances of our deposit portfolio by type as of the dates indicated.

	December 31,		2015 Change from 2014
(Dollars in thousands)	2015	2014	Amount	Percent
Non-brokered deposits:
Noninterest-bearing checking accounts	$159,859	$177,606	$(17,747)	(10.0)%
Interest-bearing checking accounts	132,327	74,727	57,600	77.1%
Money market deposit accounts	931,779	820,579	111,200	13.6%
Time deposits	412,086	381,408	30,678	8.0%
Total non-brokered deposits	1,636,051	1,454,320	181,731	12.5%
Brokered deposits:
Interest-bearing checking accounts	3,710	952	2,758	289.7%
Money market deposit accounts	532,500	424,342	108,158	25.5%
CDARS® time deposits	468,530	412,339	56,191	13.6%
Time deposits	49,053	45,000	4,053	9.0%
Total brokered deposits	1,053,793	882,633	171,160	19.4%
Total deposits	$2,689,844	$2,336,953	$352,891	15.1%
Non-brokered deposits to total deposits	60.8%	62.2%

Investment Management Products and Services

Chartwell Investment Partners manages $8.0 billion in a variety of equity and fixed income investment styles, for over 150 institutional, sub-advisory and private client relationships as of December 31, 2015. A description of each investment style is provided below.

Equity Investment Styles:

•
Small Cap Value: Chartwell’s Small Cap Value portfolio employs a traditional value style supplemented with both deep and relative value stocks. Our opportunity set is selected using multiple valuation yardsticks and focuses heavily on company valuation relative to history. Portfolio decisions result from business reviews assessing the prospects of erasing these valuation discounts with a focus on fundamental and event-driven catalysts which we believe the market should recognize. The portfolio aims to be well diversified across all economic sectors and exhibit better growth, profitability and financial strength characteristics than the small cap value benchmark. Our objective is to outperform small cap value benchmarks over the long term while producing lower risk scores versus peers.

•
Mid Cap Value: Chartwell’s Mid Cap Value portfolio employs a traditional value style supplemented with both deep and relative value stocks. Our opportunity set is selected using multiple valuation yardsticks and focuses heavily on company valuation relative to history. Portfolio decisions result from business reviews assessing the prospects of erasing these valuation discounts with a focus on fundamental and event-driven catalysts which the market should recognize. The portfolio aims to be well diversified across all economic sectors and exhibit better growth, profitability and financial strength characteristics than the mid cap value benchmark. Our objective is to outperform mid cap value benchmarks over the long term while producing lower risk scores versus peers.

•
Small Cap Growth: Our Small Cap Growth portfolio invests in a select set of small companies that have demonstrated strong growth opportunities through increases in earnings per share. More significantly, we look to invest in company that have historically continued to broaden, deepen and enhance their fundamental capabilities, competitive positions, product and service offerings and customer bases. Our plan is to invest in these companies for an intermediate time horizon. Our portfolios focus on a narrow set of such investments.

•
Mid Cap Growth: Our Mid Cap Growth portfolio invests in a select set of mid-cap growth oriented companies. We believe these businesses have demonstrated strong increases in earnings per share. More significantly, we look to invest in companies that have historically continued to broaden, deepen and enhance their fundamental capabilities, competitive positions, product and service offerings and customer bases. Our plan is to invest in these companies for an intermediate time horizon. Our portfolios focus on a narrow set of such investments.

•
SMID Cap Growth: For clients in our SMID Cap Growth portfolio we invest in a select set of growth companies with small to mid-market caps. These businesses have demonstrated strong increases in earnings per share. Again, we look to invest in companies that have historically continued to broaden, deepen and enhance their fundamental capabilities, competitive positions, product and service offerings and customer bases. Our plan is to invest in these companies for an intermediate time horizon. Our portfolios focus on a narrow set of such investments.

•
U.S. Small Cap: The U.S. Small Cap portfolio integrates the efforts of our Small Cap Value and Small Cap Growth investment teams. Our quantitative process is designed to result in a universe of securities that we believe are statistically inexpensive versus the Russell 2000, or which we believe demonstrates superior growth characteristics relative to their economic sector. The decisive elements of the research process are twofold. From a value standpoint, it is the appraisal of the company’s fundamental value that we believe separates those with real value from those that are merely inexpensive. On the growth side our goal is to separate companies with real growth potential from those that are only short-term performers with high valuation metrics. The final portfolio is constructed as a bottom up residual of stock selection from the “best ideas” of both value and growth.

•
Dividend Value: Our objective in managing the Dividend Value portfolio is to deliver investment returns that exceed that of the Russell 1000 Value by focusing on what we believe are undervalued stocks with above-average dividend yields. We seek long-term inflation protection by investing in stocks in the top 40% of the market ranked by dividend yield; companies that we believe are capable of consistent dividend growth; and stocks that we believe are undervalued with significant potential for capital appreciation during a full market cycle.

•
Covered Call: Our objective in managing the Chartwell Covered Call strategy is to provide market-like returns in rising equity markets while earning superior returns in flat or down equity markets. We seek to attain this objective by combining a portfolio of higher dividend paying stocks which have valuations that do not properly reflect our view of their fundamentals and a disciplined call overwriting strategy. We join these two investment disciplines in an effort to create a lower volatility total return solution for clients.

Fixed Income Investment Styles:

•
Intermediate/Core/Short Duration Fixed Income: Chartwell's philosophy of investment grade fixed income management stresses security selection, preservation of principal, and compounding of the income stream as keys to consistently adding value in the bond market. We focus our research efforts in the corporate sector of the market. Because the return potential of any bond tends to be asymmetric - with limited capital appreciation potential, but considerably greater capital loss potential - Chartwell targets high quality credits with stable-to improving profiles, rather than chasing "cheap" deteriorating credits.

Chartwell utilizes a disciplined value, bottom-up approach to the fixed income market, with emphasis on building the portfolio through individual security selection. Employing in-depth, fundamental research, our highly experienced six member team assesses individual securities and selects those that it determines provide the best relative value. Each team member is responsible for the analysis and trading of one or more fixed income market sectors, including U.S. Government and Agency, Asset-Backed, Mortgage-Backed, Bank and Finance, Industrial, Utility, and Yankee. Portfolio managers seek to maintain a diversified high quality portfolio that has more favorable yield characteristics than the benchmark index. Within the investment process, approximately 80% of the value is sought through the vigorous security selection process, while the remaining balance is sought to sector allocation and yield curve placement. Our goal is to reduce risk and volatility exposures through credit research; therefore, duration shifts, sector swapping, interest rate bets and macroeconomic forecasting are not a central focus in our bottom-up process. Futures, options and other leveraged derivatives are not utilized in our credit central process.

•
Core Plus Fixed Income: With flexibility to adjust to each client’s specific guidelines, Chartwell’s Core Plus product invests across both the U.S. Investment Grade and High Yield markets. By strategically expanding our credit-driven, valued-based opportunity set, the Core Plus product allows a client’s portfolio to take advantage of Chartwell’s broad ranging corporate bond expertise and to benefit from the potential for increased income, total return, and diversification.

•
High Yield Fixed Income: Chartwell's philosophy of high yield bond management stresses preservation of principal and compounding of the income stream as keys to adding value in the high yield bond market. We focus on the higher quality tiers of the market, which offer an attractive yield premium but a lower incidence of credit erosion relative to the market as a whole.

In evaluating investment candidates our perspective is that of a lender. We prefer low beta companies with proven, predictable business models, and multiple sources of repayment. We utilize both objective and subjective screens to identify the universe of acceptable investment candidates. In particular, we focus on large capitalization issues demonstrating attributes of financial transparency, stable-to improving cash flow, internal deleveraging capacity, and ample financial flexibility. Chartwell believes that the consistent application of high credit standards and strict trading disciplines is the most predictable route to outperformance in the high yield bond market.

•
Short Duration BB-Rated High Yield Fixed Income: Chartwell's philosophy of high yield bond management stresses preservation of principal and compounding of the income stream as keys to adding value in the high yield bond market. Again, our focus is on the higher quality tiers of the market, which offer an attractive yield premium but a lower incidence of credit erosion relative to the market as a whole. We focus on duration of less than three years with maximum maturities of five years.

The following table shows the composition of our assets under management by investment style as of December 31, 2015.

(Dollars in thousands)	December 31, 2015	Percent of Assets Under Management
Equity investment styles:
Small cap value	$1,288,000	16.1%
Mid cap value	59,000	0.7%
Small cap growth	1,260,000	15.7%
Mid cap growth	2,241,000	28.0%
SMID cap growth	66,000	0.8%
U.S. small cap	62,000	0.8%
Dividend value	341,000	4.3%
Covered call	376,000	4.7%
Fixed income investment styles:
Intermediate/core/short duration fixed income	864,000	10.8%
Core plus fixed income	324,000	4.0%
High yield fixed income	79,000	1.0%
Short duration BB-rated high yield fixed income	1,045,000	13.1%
Total assets under management	$8,005,000	100.0%

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

Our relationship-based approach to business also enables us to compete with other financial institutions in attracting loans and deposits. Our relationship managers and regional presidents have significant experience in the banking industry in the markets they serve and are focused on customer service. By capitalizing on this experience and by tailoring our products and services to the specific needs of our clients, we have been successful in cultivating stable relationships with our customers and also with financial intermediaries who refer their clients to us for banking services. We believe our approach to customer relationships will assist us in continuing to compete effectively for loans and deposits in our primary markets and nationally through our private banking channel.

The investment management business is intensely competitive. In the markets where we compete, there are over 1,000 firms which we consider to be primary competitors. In addition to competition from other institutional investment management firms, Chartwell, along with the active-management industry, competes with passive index funds, exchange traded funds (“ETFs”) and investment alternatives such as hedge funds. We compete for investment management business by delivering excellent investment performance with a committed customer service model.

Employees

As of December 31, 2015, we had approximately 192 full-time equivalent employees (139 in our banking business and 53 in our investment management business).

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

General

The common stock of TriState Capital Holdings, Inc. is publicly traded and listed and, as a result, we are subject to securities laws and stock market rules, including oversight from the SEC and the Nasdaq Stock Market Rules. Banking is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. TriState Capital Bank is a commercial bank chartered under the laws of the Commonwealth of Pennsylvania. It is not a member of the Federal Reserve System and is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC.

Our investment management business is subject to extensive regulation in the United States. Chartwell and Chartwell TSC are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, FINRA, applicable state laws and stock exchanges. Our investment management business also may be subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). Changes in laws, regulations or governmental policies, both domestically and abroad, and the costs associated with compliance, could materially and adversely affect our business, results of operations, financial condition and/or cash flows.

This system of supervision and regulation establishes a comprehensive framework for our operations. Failure to meet regulatory standards could have a material and adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

Dodd-Frank Act

On July 21, 2010, the Dodd Frank Financial Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. The Dodd-Frank Act aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. We have complied with the portion of rules that have been finalized and become effective. Many of the provisions of the Dodd-Frank Act require rulemaking by federal regulatory agencies over the next several years and have delayed effective dates, which will affect how financial institutions are regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is still uncertain at this time.

The Dodd-Frank Act, among other things:

•	established the Consumer Financial Protection Bureau;

•	established the Financial Stability Oversight Council;

•	changed the assessment base for federal deposit insurance;

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

Regulatory Capital Requirements

Capital adequacy. The Federal Reserve monitors the capital adequacy of our holding company, on a consolidated basis, and the FDIC and the Pennsylvania Department of Banking and Securities monitor the capital adequacy of TriState Capital Bank. The regulatory agencies use a combination of risk-based guidelines and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified into the following “tiers” of capital. Common Equity Tier 1 capital (“CET 1”) includes common equity, retained earnings, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 1” capital includes, among other things, qualifying non-cumulative perpetual preferred stock. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. The resulting capital ratios represent capital as a percentage of average assets or total risk-weighted assets, including off-balance sheet items.

With the phase-in of the Basel III requirements beginning January 1, 2015, the FDIC and Federal Reserve regulations currently require banks and bank holding companies generally to maintain four minimum capital standards to be “adequately capitalized”: (1) a tier 1 capital to total average assets ratio (“tier 1 leverage capital ratio”) of at least 4%; (2) a common equity tier 1 capital to risk-weighted assets ratio (“CET 1 risk-based capital ratio”) of at least 4.5%; (3) a tier 1 capital to risk-weighted assets ratio (“tier 1 risk-based capital ratio”) of at least 6%; and (4) a total risk-based capital (tier 1 plus tier 2) to risk-weighted assets ratio (“total risk-based capital ratio”) of at least 8%. In addition, the prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our primary markets. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. When phased in, Basel III will replace the prior regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500.0 million in total assets, and all savings and loan holding companies.

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

Under the current prompt corrective action provisions of the FDIC, after adopting the Basel III rules, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

“Well capitalized”	“Adequately capitalized”
Tier 1 leverage ratio of 5%	Tier 1 leverage ratio of 4%
CET 1 risk-based ratio of 6.5%	CET 1 risk-based ratio of 4.5%
Tier 1 risk-based ratio of 8%	Tier 1 risk-based ratio of 6%, and
Total risk-based ratio of 10%, and	Total risk-based ratio of 8%
Not subject to written agreement, order, capital directive or prompt corrective action directive that requires a specific capital level.

“Undercapitalized”	“Significantly undercapitalized”
Tier 1 leverage ratio less than 4%	Tier 1 leverage ratio less than 3%
CET 1 risk-based ratio less than 4.5%	CET 1 risk-based ratio less than 3%
Tier 1 risk-based ratio less than 6%, or	Tier 1 risk-based ratio less than 4%, or
Total risk-based ratio less than 8%	Total risk-based ratio less than 6%

“Critically undercapitalized”
Tangible equity to total assets less than 2%

In addition, the final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The effect of the capital conservation buffer when fully implemented will result in the following minimum capital ratios applicable to us to qualify as adequately capitalized, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers:

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2015, TriState Capital Bank met the requirements to be categorized as “well capitalized” based on the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

Basel III. The new capital rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the prior four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the New Capital Rules that are most relevant to us include:

•
a formula-based approach referred to as the collateral haircut approach to determine the risk weight of eligible margin loans collateralized by liquid and readily marketable debt or equity securities, where the collateral is marked to fair value daily, and the transaction is subject to daily margin maintenance requirements;

•
consistent with the prior risk-based capital rules, assigning exposures secured by single family residential properties to either a 50% risk weight for first-lien mortgages that meet prudential underwriting standards or a 100% risk weight category for all other mortgages;

•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);

•
assigning a 150% risk weight to all exposures that are non-accrual or 90 days or more past due (previously set at 100%), except for those secured by single family residential properties, which will be assigned a 100% risk weight, consistent with the prior risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;

•
applying a 250% risk weight (beginning January 1, 2018) to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (previously set at 100%); and

•
the option to use a formula-based approach referred to as the simplified supervisory formula approach to determine the risk weight of various securitization tranches in addition to the previous “gross-up” method (replacing the credit ratings approach for certain securitization).

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

A part of our income could be derived from, and a potential material source of our liquidity could be, dividends from TriState Capital Bank. The ability of TriState Capital Bank to pay dividends to us is also restricted by federal and state laws, regulations and policies. Under applicable Pennsylvania law, TriState Capital Bank may only pay cash dividends out of its accumulated net earnings, subject to certain requirements regarding the level of surplus relative to capital.

Under federal law, TriState Capital Bank may not pay any dividend to us if the Bank is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by requiring TriState Capital Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, TriState Capital Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued policy statements providing that insured depository institutions generally should pay dividends out of current operating earnings.

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

Additionally, in July 2015, the FDIC published notice of proposed rule-making to modify the FDIC deposit insurance premium assessment methodology for banks under $10 million. In January 2016, the FDIC proposed revised rule-making to address the significant comments that it received to the initial proposal. This rule-making will undergo additional comment before becoming final. It is unclear when or in what form a final revised methodology will become effective. Any revised deposit insurance premium assessment methodology resulting from these proposals may result in material increases to our FDIC deposit insurance premiums. Continued action by the FDIC to replenish and increase the Deposit Insurance Fund, as well as the changes contained in the Dodd-Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations, financial condition or future prospects.

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

Community Reinvestment Act

TriState Capital Bank has a responsibility under the Community Reinvestment Act (“CRA”), and related FDIC regulations to help meet the credit needs of its communities, including low- and moderate-income borrowers. In connection with its examination of TriState Capital Bank, the FDIC is required to assess the Bank’s record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in denial of certain corporate applications, such as for branches or mergers, or in restrictions on its or our activities, including additional financial activities if we elect to be treated as a financial holding company.

Prior to 2013, our compliance with CRA regulations was assessed under the FDIC’s “large bank” test. CRA regulations provide that a financial institution may elect to have its CRA performance evaluated under the strategic plan option. The strategic plan enables the institution to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity and constraints. TriState Capital Bank worked with the FDIC to develop a strategic plan for CRA evaluation that was approved by the FDIC in 2013. For 2013 and 2014, our CRA performance was assessed against the goals established in our CRA strategic plan. In 2015, the FDIC approved our updated CRA strategic plan for the years 2015 through 2017.

TriState Capital Bank received an “outstanding” CRA rating in 2015 and a “satisfactory” CRA rating on each prior CRA examination since inception.

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

The Office of Foreign Assets Control (“OFAC”) administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.

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

In addition, the Dodd-Frank Act created a new independent Consumer Finance Protection Bureau that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Consumer Financial Protection Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10.0 billion or less, such as TriState Capital Bank, will continue to be examined for consumer compliance by their primary federal bank regulator. Nevertheless, positions established by the Consumer Financial Protection Bureau may become applicable to us.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (viii) a range of civil and criminal penalties for fraud and other violations of the securities laws.

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

Available Information

All of our reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our Registration Statement on Form S-1, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.tristatecapitalbank.com under “About Us”, “Investor Relations”, “SEC Documents”. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. There are risks, many beyond our control, that could cause our financial condition or results of operations to differ materially from management’s expectations. Some of the risks that may affect us are described below. If any of the following risks, by itself or together with one or more other factors, actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. These risks are not the only risks that we may face. Our business, financial condition, results of operations and growth prospects could also be affected by additional risks that apply to all companies operating in the United States, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and growth prospects. Further, to the extent that any of the information contained herein constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 49.

Risks Relating to our Business

We may not be able to adequately measure and limit our credit risk associated with our loan portfolio, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market, and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Finally, many of our loans are made to middle-market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of historical default and loss experience in our portfolio, general economic conditions, diversification and seasoning of the loan portfolio, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A material portion of our loan portfolio is comprised of commercial loans secured by equipment or other business assets, the deterioration in value of which could increase our exposure to future probable losses.

Historically, a material portion of our loans held-for-investment have been comprised of commercial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Historically, losses in our commercial and industrial credits have been higher than losses in other segments of our loan portfolio. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a materially adverse effect on our business, financial condition, results of operations and future prospects.

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

Our non-owner-occupied commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2015, we had outstanding loans secured by non-owner-occupied commercial properties of $744.4 million, or 26.2%, of our loans held-for-investment. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans are typically more difficult to liquidate. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio could require us to increase our provision for loan losses, which would reduce our profitability and have a material adverse effect on our business, financial condition, results of operations and future prospects.

We make loans to businesses backed by private equity firms. These loan relationships may have repayment and other characteristics that are different than those of traditional business loans, which could have an adverse effect on our asset quality and profitability.

As of December 31, 2015, we had $131.7 million in loans to private equity backed businesses, which represented 4.6% of our loans held-for-investment compared to $231.3 million, or 9.6%, as of December 31, 2014. These loan relationships may have repayment characteristics that are different than those of our traditional, owner-operated businesses. These loans often are for purposes of financing private equity groups’ acquisitions of companies that become our borrowers. Acquisition-related loans are generally secured by all business assets, but often have a weaker secondary source of repayment resulting in greater reliance upon the cash flow generated by the borrower for repayment, which may be unpredictable. Because private equity groups acquire businesses primarily for financial interests, they may behave differently than our other commercial borrowers. Of these loans to private equity backed businesses as of December 31, 2015, $58.3 million, or 2.1% of our loans held-for-investment, were SNC loans in which we were not the lead bank compared to $129.0 million, or 5.4%, as of December 31, 2014. In certain circumstances, our lending through participation loans in which we are not the agent bank to private equity backed businesses can present additional risks because the agent bank or bank group may make different decisions or otherwise may not be able to respond as a group as quickly or as definitively as we might on our own in the event that a private equity backed borrower becomes financially or operationally challenged. Because the different characteristics of this segment of our loan portfolio could negatively impact our profitability or asset quality, which in turn, could have a material adverse effect on our business, financial condition, results of operation and future prospects, we have over the past several years substantially decreased, the balance of these loans and the percentage of our total loans they represent. We intend to continue reducing the portion of our loan portfolio consisting of these private equity backed SNC loans in large part by further diversifying through growth in loans from our private banking channel and non-private equity backed commercial loans. However, there can be no guaranty we will be successful in our efforts to further diversify the portfolio.

Our private banking business could be negatively impacted by a prolonged downturn in the securities markets.

Marketable-securities-backed private banking loans represent a material portion of our business and are the fastest growing part of our loan portfolio. We expect to continue to increase the percentage of our loan portfolio represented by marketable-securities-backed private banking loans in the future. We believe our risk management practices appropriately mitigate the risk of fluctuations in the market value of securities that collateralize these loans. Nevertheless, a sharp or prolonged decline in the value of the collateral that secures these loans could materially adversely affect this segment of our loan portfolio and, as a result, could materially adversely affect our business.

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

A material portion of our loan portfolio is comprised of participation transaction interests, which could have an adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.

We achieved a significant portion of our loan growth and diversity in our loan portfolio in our initial years of operation by participating in loans originated by other institutions (including shared national credits) in which other lenders serve as the agent bank. As of December 31, 2015, $401.6 million, or 14.1% of our loans held-for-investment, consisted of SNC loans in which we were not the lead bank. This SNC structure may reduce our control over the monitoring and management of these relationships, particularly participations with large bank groups, which could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. As a result, we have reduced this component of our loan portfolio from $451.8 million, or 18.8% of our loans held-for-investment as of December 31, 2014, and we intend to continue to further diversify our portfolio through growth in loans from our private banking channel and direct commercial loans. However, there can be no guaranty we will be successful in our efforts to further diversify the portfolio.

Our loan portfolio contains large loans, and deterioration in the financial condition of these large loans could have a material adverse impact on our asset quality and profitability.

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

Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We currently do not have any employment or non-compete agreements with any of our executive officers or key employees other than certain non-solicitation and restrictive agreements that we received from certain key employees in connection with our investment management business. We may not be successful in retaining our key employees, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, which could have a material adverse effect on our ability to successfully implement our business strategy.

Our business has grown rapidly. Although rapid business growth can be a favorable business condition, financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. We seek to grow safely and consistently. This requires us to manage several different elements simultaneously. Successful growth in our banking business requires that we follow adequate loan underwriting standards, balance loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintain adequate capital at all times, produce investment performance results competitive with our peers and benchmarks, further diversify our revenue sources, meet the expectations of our clients, and hire and retain qualified employees. If we do not manage our growth successfully, then our business, results of operations or financial condition may be adversely affected.

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

Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits, and, in the future, those depositors may not renew their deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or may have to replace them with other deposits or with funds from other sources. Additionally, if TriState Capital Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or roll over brokered deposits without a waiver from the FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin and our results of operations or financial condition.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds for our banking business consists of customer deposits; however, we rely on other sources such as brokered deposits and Federal Home Loan Bank (“FHLB”) advances. Such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return trade off. If customers move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels.

We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities and other sources of liquidity, respectively, to ensure that we have adequate liquidity to fund our banking operations. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our liquidity, financial condition, results of operations and future prospects.

We are subject to interest rate risk that could negatively impact the profitability of our banking business.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. One of the ways in which we attempt to manage interest rate risk is by maintaining a largely asset sensitive balance sheet combined with longer-term deposits, but conditions could prevent us from successfully implementing this strategy in the future.

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

Further, short-term interest rates are currently very low by historical standards. These low rates have reduced our cost of funding over time. We do not believe that we can continue to use these low rates to reduce our cost of funding by the levels we have in past years. As a result, our business, results of operations, financial condition or future prospects may be adversely affected, perhaps materially.

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

Prolonged lower interest rates may have an adverse impact on the composition of our earning assets, our net interest margin, our net interest income and our net income. Among other things, a period of prolonged lower rates may cause prepayments to increase as our banking clients seek to refinance loans they currently have with us. Such prepayments and refinancing activity can result in a decrease in the weighted average yield of our earning assets. As a result, our business, results of operations or financial condition may be adversely affected, perhaps materially.

Our banking business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in Pennsylvania, New Jersey, New York, and Ohio. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of any of those states or the regions of which they are a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Among other things that could affect those markets is a diminution in shale gas exploration and production resulting from low energy prices. Shale gas exploration and production is a significant force in driving the economies of Western Pennsylvania and Northeastern Ohio, two of our significant commercial banking markets. Although we do not make loans to companies directly engaged in oil and gas exploration and production, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance. As a result of our Chartwell acquisition, a material portion of our earnings is derived from our investment management business, and the proportion of our earnings represented by our investment management business is expected to increase upon the closing of our pending acquisition of the assets of TKG. The investment management business is intensely competitive. In the markets where we compete, there are over 1,000 firms which we consider to be primary competitors. In addition to competition from other institutional investment management firms, Chartwell and TKG, along with the active-management industry, compete with passive index funds, ETFs and investment alternatives such as hedge funds. Our ability to successfully attract and retain investment management clients will depend on, among other things, our ability to compete with our competitors’ investment products, level of investment performance, fees, client services, marketing and distribution capabilities. Our ability to retain investment management clients may be impaired by the fact that investment management contracts are typically terminable in nature. Most of our clients may withdraw funds from under our management at their discretion at any time for any reason, including the performance of the investment advice, a change in the client’s investment strategy or other factors. If we cannot effectively compete to attract and retain customers, our business, results of operations or financial condition may be adversely affected.

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

Our investment management business may be negatively impacted by changes in general economic and market conditions. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot guaranty that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in declines in the performance of the investment management business and the level of assets under management. Because the revenues of our investment management business are, to a large extent, fees based on assets under management, such declines could have a material adverse effect on that business.

Further, changes in interest rates could also adversely affect our investment management business, which will comprise a material part of our earnings, by decreasing the net asset values of our assets under management and potentially causing investors to shift assets in ways that negatively impact the fees generated by that business.

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

A material portion of our earnings is derived from investment management agreements and sub-advisor investment management agreements related to multiple sponsored funds. Investment management agreements are, as required by law, terminable upon 60 days’ notice. In addition, investment management agreements of this nature must be approved and renewed annually by each fund’s board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on our business.

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

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound business practices;

•	the scope, relevance, performance and pricing of products and services that we offer;

•	customer satisfaction with our products and services;

•	industry and general economic trends; and

•	our ability to keep pace with technological advances and to invest in new technology.

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

The business environment in the markets in which we operate and in the United States as a whole have a significant effect on our financial performance, the ability of borrowers to pay interest on and repay the principal of outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services we offer and whose success we rely on to drive our future growth. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and a reduction in assets under management. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation, changes in interest rates, high unemployment, natural disasters, state or local government insolvency, or a combination of these or other factors.

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

We hold an investment securities portfolio. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods, which could have a material adverse effect on our business, results of operations, financial condition and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

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

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

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

We use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts principally related to our fixed-rate loan assets. We also have derivatives that result from a service we provide to certain qualifying customers approved through our credit process, and therefore, are not used to manage interest rate risk in our assets or liabilities. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition, results of operations and future prospects.

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

We are scheduled to close our pending acquisition of TKG in the second quarter of 2016. Additionally, although we plan to continue to grow our business organically, we may seek opportunities to invest in or acquire investment management businesses that we believe would complement our existing business model. Our pending TKG acquisition and any potential future investment or acquisition activities could be material to our business and involve a number of risks, including the following:

•
incurring time and expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	the limited experience of our management team in working together on acquisitions and related integration activities;

•	the time, expense and difficulty of integrating the operations and personnel and standards, procedures and policies of the combined businesses;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business; and

•	a loss of key employees or key customers following an investment or acquisition.

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

New lines of business or new products and services may subject us to additional risks.

From time to time, we may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future may become more risky due to changes in economic, competitive and market conditions beyond our control.

The value of our goodwill and other intangible assets may decline in the future.

In connection with our Chartwell acquisition we recognized, and in connection with our pending TKG acquisition we will recognize, intangible assets including customer relationship intangible assets and goodwill in our consolidated statement of financial condition. We may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which would adversely affect our results of operations for the period.

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

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage. In addition, our investment management business could be harmed by cyber incidents affecting issuers in which its customers’ assets are invested. Any such breaches of security or cyber incidents could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Systems and technology.

We utilize software and related technologies throughout our business including proprietary systems and those provided by outside service providers. Our service providers and customers, and third parties on which such service providers and customers rely, also utilize software and related technologies in their businesses. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from our failure or the failure of a third party to address computer system or software problems. Data or model imprecision, software or other technology malfunctions, programming inaccuracies and similar or other circumstances or events may impair the performance of systems and technology. Accordingly, there can be no assurance that potential system interruptions, other technology-related issues or the cost necessary to rectify the problems would not have a material adverse effect on our business including, but not limited to, business prospects, results of operations, financial condition and future prospects.

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

Risks Relating to Regulations

We operate in a highly regulated environment, which could have a material and adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

Banking is highly regulated under federal and state law. We are subject to extensive regulation and supervision that governs almost all aspects of our operations. As a registered bank holding company, we are subject to supervision, regulation and examination by the Federal Reserve. As a commercial bank chartered under the laws of Pennsylvania, TriState Capital Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC. Our investment management business is subject to extensive regulation in the United States. Chartwell, Chartwell TSC and TKG (which we are to acquire in the second quarter of 2016) are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, FINRA, applicable state laws and stock exchanges. Our investment management business also may be subject to regulation by the CFTC and NFA. The investment management business also is affected by the regulations governing banks and other financial institutions.

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the FDIC’s Deposit Insurance Fund and bank depositors, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors, and, with respect to banks, terminate our charter, terminate our deposit insurance or place the Bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.

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

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  While a significant number of regulations have already been promulgated to implement the Dodd-Frank Act, many of the details and much of the impact of the Dodd-Frank Act may not be known for lengthy periods, which could have a material adverse effect on the financial services industry, generally and our company in particular. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with TriState Capital Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. In addition, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”). The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries.

Federal and state bank regulators periodically examine our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Pennsylvania Department of Banking and Securities periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a bank regulatory agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate TriState Capital Bank’s charter or deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and future prospects.

The Bank’s FDIC deposit insurance premiums and assessments may increase.

The deposits of TriState Capital Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk category, which is based on a combination of its financial ratios and supervisory ratings, which, among other things, generally demonstrates its regulatory capital levels and level of supervisory concern. High levels of bank failures since 2007 and increases in the statutory deposit insurance limits have increased costs to the FDIC in resolving bank failures and have put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Additionally, in July 2015, the FDIC published notice of proposed rule-making to modify the FDIC deposit insurance premium assessment methodology for banks under $10 million. In January 2016, the FDIC proposed revised rule-making to address the significant comments that it received to the initial proposal. This rule-making will undergo additional comment before becoming final. It is unclear when or in what form a final revised methodology will become effective. Any revised deposit insurance premium assessment methodology resulting from these proposals may result in material increases to our FDIC deposit insurance premiums. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any material decline in our examination ratings could also increase our deposit insurance premiums. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Regulatory capital rules.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. When fully phased in, Basel III, which began phasing in on January 1, 2015, will replace the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings that are on the whole more stringent that the standards in effect prior to Basel III. To date the overall net impact of applying Basel III regulatory rules to the Company and TriState Capital Bank was an increase to the risk-based capital ratios effective January 1, 2015 which primarily resulted from reduced risk-weighted capital treatment for certain of the Bank’s private banking non-purpose margin loans, which are over-collateralized by liquid and marketable securities that are priced and monitored daily.

We expect that the Company and the Bank will meet all minimum capital requirements when effective and that the Company and the Bank would also meet all capital requirements as if fully phased in without material adverse effects on our business. However, if the capital rules continue to evolve over time or if our application of the capital rules is challenged or reversed, our business, operating performance or financial prospects may be materially adversely affected.

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

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We are a holding company and we depend upon our subsidiaries for liquidity. Applicable laws and regulations, including capital and liquidity requirements, may restrict our ability to transfer funds from our subsidiaries to us or other subsidiaries.

TriState Capital Holdings, Inc., as the parent company, is a separate and distinct legal entity from our banking and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company. For instance, the parent company depends on distributions and other payments from our banking and nonbank subsidiaries to fund all payments on our other obligations, including debt obligations. Our bank and investment management subsidiaries are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. In addition, our bank and investment management subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. These limitations may hinder our ability to implement our business strategy and enhance shareholder value which, in turn, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

•
publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

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

Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act and the related rules and regulations of the SEC as well as Nasdaq Stock Market Rules. In particular, we are required to file with the SEC annual, quarterly and current reports with respect to our business and financial condition. Compliance with these requirements places significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and has increased our legal and accounting compliance costs as well as our compensation expense because we have and may to continue to hire additional accounting, finance, legal and internal audit staff to comply with these reporting requirements. These expenses may further increase in the future. As a public company we also may need to enhance our investor relations, marketing and corporate communications functions. These additional efforts may divert management’s attention from other business concerns, which could have an adverse effect on our business, financial condition, results of operations and future prospects.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company we may to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. We have generally elected to take advantage of these reduced requirements. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies.

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

Certain provisions of our amended and restated articles of incorporation, our bylaws, as amended, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are set by our board of directors;

•	divide our board of directors into four classes serving staggered four-year terms;

•	eliminate cumulative voting in elections of directors;

•	require the request of holders of at least 10% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

•	require at least 60 days’ advance notice of nominations for the election of directors and the presentation of shareholder proposals at meetings of shareholders; and

•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office consists of leased office space located at One Oxford Centre, Suite 2700, 301 Grant Street, Pittsburgh, Pennsylvania. We also lease office space for each of our four representative offices in the metropolitan areas of Philadelphia, Pennsylvania; Cleveland, Ohio; Edison, New Jersey; and New York, New York and we lease office space for Chartwell Investment Partners, LLC in Berwyn, Pennsylvania. The leases for our facilities have terms expiring at dates ranging from 2016 to 2022, although certain of the leases contain options to extend beyond these dates. We believe that our current facilities are adequate for our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the year ended December 31, 2015, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TSC”. On January 31, 2016, there were approximately 127 holders of record of our common stock, listed with our registered agent.

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

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the quarters of 2015 and 2014.

	Market Price Range
	High	Low
2015
Fourth Quarter	$14.44	$11.53
Third Quarter	$13.73	$11.35
Second Quarter	$13.60	$10.26
First Quarter	$10.87	$9.01

2014
Fourth Quarter	$10.92	$8.99
Third Quarter	$14.36	$8.92
Second Quarter	$14.91	$12.66
First Quarter	$14.43	$11.60

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return for the Company’s common stock beginning on May 9, 2013, the date of the Company’s initial public offering, through December 31, 2015, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on May 9, 2013. The performance graph represents past performance and should not be considered to be an indication of future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2015, 2014 and 2013, and the selected balance sheet data as of December 31, 2015 and 2014, from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2012 and 2011, and the selected balance sheet data as of December 31, 2013, 2012 and 2011, from our audited consolidated financial statements not included in this Form 10-K. The performance, asset quality and capital ratios are unaudited and derived from the audited financial statements as of and for the years presented. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Period-end balance sheet data:
Cash and cash equivalents	$96,676	$105,710	$146,558	$200,080	$235,464
Total investment securities	215,609	206,163	227,844	191,187	163,392
Loans held-for-investment	2,841,284	2,400,052	1,860,775	1,641,628	1,406,995
Allowance for loan losses	(17,974)	(20,273)	(18,996)	(17,874)	(16,350)
Loans held-for-investment, net	2,823,310	2,379,779	1,841,779	1,623,754	1,390,645
Goodwill and other intangibles, net	50,816	52,374	—	—	—
Other assets	116,452	102,831	74,328	58,108	43,949
Total assets	$3,302,863	$2,846,857	$2,290,509	$2,073,129	$1,833,450

Total deposits	$2,689,844	$2,336,953	$1,961,705	$1,823,379	$1,637,126
Borrowings	255,000	165,000	20,000	20,000	—
Other liabilities	32,042	39,514	14,859	12,026	11,872
Total liabilities	2,976,886	2,541,467	1,996,564	1,855,405	1,648,998
Preferred stock - Series A and B (CPP)	—	—	—	—	23,708
Preferred stock - Series C (convertible)	—	—	—	46,011	—
Common shareholders' equity	325,977	305,390	293,945	171,713	160,744
Total shareholders' equity	325,977	305,390	293,945	217,724	184,452
Total liabilities and shareholders' equity	$3,302,863	$2,846,857	$2,290,509	$2,073,129	$1,833,450

Income statement data:
Interest income	$83,207	$77,913	$72,851	$71,034	$65,367
Interest expense	15,643	12,251	11,067	13,674	17,986
Net interest income	67,564	65,662	61,784	57,360	47,381
Provision for loan losses	13	10,159	8,187	8,185	5,339
Net interest income after provision for loan losses	67,551	55,503	53,597	49,175	42,042
Non-interest income:
Investment management fees	29,618	25,062	—	—	—
Net gain on the sale of investment securities available-for-sale	33	1,428	797	1,114	1,323
Other non-interest income	6,221	5,231	5,001	5,085	2,585
Total non-interest income	35,872	31,721	5,798	6,199	3,908
Non-interest expense:
Intangible amortization expense	1,558	1,299	—	—	—
Acquisition earnout expense	—	1,614	—	—	—
Other non-interest expense	68,485	61,414	40,815	37,865	33,994
Non-interest expense	70,043	64,327	40,815	37,865	33,994
Income before tax	33,380	22,897	18,580	17,509	11,956
Income tax expense (benefit)	10,892	6,969	5,713	6,837	4,738
Net income	$22,488	$15,928	$12,867	$10,672	$7,218
Preferred stock dividends and discount amortization on Series A and B	—	—	—	1,525	1,518
Net income available to common shareholders	$22,488	$15,928	$12,867	$9,147	$5,700

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Per share and share data:
Earnings per share:
Basic	$0.81	$0.56	$0.49	$0.47	$0.33
Diluted	$0.80	$0.55	$0.48	$0.47	$0.33
Book value per common share	$11.62	$10.88	$10.25	$9.84	$9.21
Book value per share with preferred converted to common (1)	$11.62	$10.88	$10.25	$9.75	$9.21
Tangible book value per share with preferred converted to common (1)	$9.81	$9.02	$10.25	$9.75	$9.21
Common shares outstanding, at end of period	28,056,195	28,060,888	28,690,279	17,444,730	17,444,730
Common shares outstanding with preferred converted to common, at end of period (1)	28,056,195	28,060,888	28,690,279	22,322,779	17,444,730
Average common shares outstanding
Basic	27,771,345	28,628,631	24,589,811	17,394,491	17,380,185
Diluted	28,237,453	29,017,906	26,743,023	19,358,624	17,401,404

Performance ratios:
Return on average assets	0.74%	0.61%	0.59%	0.55%	0.41%
Return on average equity	7.13%	5.25%	4.84%	5.24%	3.97%
Net interest margin (2)	2.35%	2.62%	2.92%	3.00%	2.72%
Bank efficiency ratio (1)	62.30%	59.93%	59.98%	60.61%	68.00%
Efficiency ratio (1)	65.65%	63.96%	59.84%	60.64%	68.03%
Non-interest expense to average assets	2.32%	2.44%	1.88%	1.94%	1.92%

Asset quality:
Non-performing loans	$16,660	$30,232	$20,293	$22,483	$16,428
Non-performing assets	$18,390	$31,602	$21,706	$22,773	$16,428
Other real estate owned	$1,730	$1,370	$1,413	$290	$—
Non-performing assets to total assets	0.56%	1.11%	0.95%	1.10%	0.90%
Allowance for loan losses to loans	0.63%	0.84%	1.02%	1.09%	1.16%
Allowance for loan losses to non-performing loans	107.89%	67.06%	93.61%	79.50%	99.53%
Net charge-offs (recoveries)	$2,312	$8,882	$7,065	$6,661	$6,100
Net charge-offs (recoveries) to average total loans	0.09%	0.41%	0.41%	0.43%	0.46%

Revenue:
Total revenue (1)	$103,403	$95,955	$66,785	$62,445	$49,966
Pre-tax, pre-provision net revenue (1)	$33,360	$31,628	$25,970	$24,580	$15,972

Capital ratios:
Average equity to average assets	10.43%	11.53%	12.23%	10.44%	10.27%
Tier 1 leverage ratio	9.05%	9.21%	13.12%	10.35%	10.18%
Comment equity tier 1 risk-based capital ratio	12.20%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	12.20%	9.24%	13.45%	10.95%	10.63%
Total risk-based capital ratio	13.88%	11.02%	14.34%	11.88%	11.60%

Assets under management	$8,005,000	$7,714,000	$—	$—	$—

(1)
These measures are not measures recognized under GAAP and are therefore considered to be non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

(2)	Net interest margin is calculated on a fully taxable equivalent basis.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “common shares outstanding with preferred converted to common,” “book value per share with preferred converted to common,” “tangible common equity,” “tangible book value per share with preferred converted to common,” “total revenue,” “pre-tax, pre-provision net revenue,” and “efficiency ratio.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

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

“Tangible common equity” is defined as common shareholders’ equity reduced by intangible assets, including goodwill, if any. We believe this measure is important to management and investors to better understand and assess changes from period to period in shareholders’ equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a business purchase combination, has the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets.

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

“Efficiency ratio” is defined as non-interest expense, excluding non-recurring acquisition related expenses and intangible amortization expense, where applicable, divided by our total revenue. We believe this measure, particularly at the Bank, allows management and investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	December 31,
(Dollars in thousands, except per share data)	2015	2014	2013	2012	2011
Book value per share with preferred converted to common:
Common shareholders' equity	$325,977	$305,390	$293,945	$171,713	$160,744
Preferred stock (convertible)	—	—	—	46,011	—
Total common shareholders' equity and preferred stock, Series C	$325,977	$305,390	$293,945	$217,724	$160,744
Preferred shares outstanding	—	—	—	48,780.488	—
Conversion factor	—	—	—	100	—
Preferred shares converted to common shares outstanding	—	—	—	4,878,049	—
Common shares outstanding	28,056,195	28,060,888	28,690,279	17,444,730	17,444,730
Common shares with preferred shares converted to common	28,056,195	28,060,888	28,690,279	22,322,779	17,444,730
Book value per share with preferred converted to common	$11.62	$10.88	$10.25	$9.75	$9.21

Tangible book value per share with preferred converted to common:
Total common shareholders' equity and preferred stock, Series C	$325,977	$305,390	$293,945	$217,724	$160,744
Less: effects of intangible assets	50,816	52,374	—	—	—
Tangible common equity	$275,161	$253,016	$293,945	$217,724	$160,744
Common shares with preferred shares converted to common	28,056,195	28,060,888	28,690,279	22,322,779	17,444,730
Tangible book value per share with preferred converted to common	$9.81	$9.02	$10.25	$9.75	$9.21

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Pre-tax, pre-provision net revenue:
Net interest income	$67,564	$65,662	$61,784	$57,360	$47,381
Total non-interest income	35,872	31,721	5,798	6,199	3,908
Less: net gain on the sale of investment securities available-for-sale	33	1,428	797	1,114	1,323
Total revenue	103,403	95,955	66,785	62,445	49,966
Less: total non-interest expense	70,043	64,327	40,815	37,865	33,994
Pre-tax, pre-provision net revenue	$33,360	$31,628	$25,970	$24,580	$15,972

Efficiency ratio:
Total non-interest expense	$70,043	$64,327	$40,815	$37,865	$33,994
Less: non-recurring acquisition related expenses	601	1,659	854	—	—
Less: intangible amortization expense	1,558	1,299	—	—	—
Total non-interest expense, as adjusted (numerator)	$67,884	$61,369	$39,961	$37,865	$33,994
Total revenue (denominator)	$103,403	$95,955	$66,785	$62,445	$49,966
Efficiency ratio	65.65%	63.96%	59.84%	60.64%	68.03%

BANK SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Bank pre-tax, pre-provision net revenue:
Net interest income	$69,510	$66,669	$61,592	$57,360	$47,381
Total non-interest income	6,262	6,621	5,798	6,199	3,908
Less: net gain on the sale of investment securities available-for-sale	33	1,428	797	1,114	1,323
Total revenue	75,739	71,862	66,593	62,445	49,966
Less: total non-interest expense	47,186	43,115	40,795	37,847	33,975
Pre-tax, pre-provision net revenue	$28,553	$28,747	$25,798	$24,598	$15,991

Bank efficiency ratio:
Total non-interest expense	$47,186	$43,115	$40,795	$37,847	$33,975
Less: non-recurring acquisition related expenses	—	45	854	—	—
Total non-interest expense, as adjusted (numerator)	$47,186	$43,070	$39,941	$37,847	$33,975
Total revenue (denominator)	$75,739	$71,862	$66,593	$62,445	$49,966
Efficiency ratio	62.30%	59.93%	59.98%	60.61%	68.00%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the year ended December 31, 2015. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 27A of the Securities Act and section 21E of the Exchange Act. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

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

We measure our performance primarily through our earnings per common share; total revenue; and pre-tax, pre-provision net revenue. Other salient metrics include the ratio of allowance for loan losses to loans; net interest margin; the efficiency ratio of the Bank segment; assets under management; return on average assets; and return on average equity, while maintaining appropriate regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (“the Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), which is applying to be registered as a broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Our broker/dealer subsidiary, once registered, will support any distribution and marketing efforts for Chartwell’s proprietary investment products that may require SEC or FINRA licensing. On December 16, 2015, the Company entered into a definitive asset purchase agreement to acquire The Killen Group, Inc. (“TKG”) in a transaction that is expected to close in the second quarter of 2016, subject to certain client consents and other customary closing conditions. The privately held investment manager has assets under management of approximately $2.3 billion as of December 31, 2015.

2015 Compared to 2014 Operating Performance

For the year ended December 31, 2015, our net income was $22.5 million compared to $15.9 million for the same period in 2014, an increase of $6.6 million, or 41.2%, primarily due to the net impact of (1) a $1.9 million, or 2.9%, increase in our net interest income due largely to our continued loan growth; (2) a decrease in provision for loan losses of $10.1 million; (3) an increase of $4.2 million in non-interest income largely related to higher investment management fees with two additional months of Chartwell’s operating results and higher swap fees offset by lower net gain on the sale of investment securities available-for-sale; (4) an increase of $5.7 million in our non-interest expense largely related to two additional months of Chartwell expense; and (5) a $3.9 million increase in income taxes.

Our diluted EPS was $0.80 for the year ended December 31, 2015, compared to $0.55 for the same period in 2014. The increase is a result of an increase of $6.6 million, or 41.2%, in our net income and lower dilutive average shares largely related to the purchase of treasury stock.

For the year ended December 31, 2015, total revenue increased $7.4 million, or 7.8%, to $103.4 million from $96.0 million for the same period in 2014, driven by two additional months of Chartwell’s revenue and growth in our loan income and swap fees. Pre-tax, pre-provision net revenue increased $1.7 million, or 5.5%, to $33.4 million for the year ended December 31, 2015, from $31.6 million for the same period in 2014, primarily resulting from two additional months of Chartwell’s operating results.

Our net interest margin was 2.35% for the year ended December 31, 2015, as compared to 2.62% for the same period in 2014. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking margin loan portfolio that the Bank has made its fastest growing channel. In addition, net interest margin for the year ended December 31, 2015, was impacted by the additional interest expense from our June 2014 subordinated debt placement.

For the year ended December 31, 2015, the Bank’s efficiency ratio was 62.30% as compared to 59.93% for the same period in 2014, (adjusted for non-recurring acquisition related expenses), primarily as a result of higher compensation expense for the Bank offset partially by higher total revenue for the year ended December 31, 2015. Our non-interest expense to average assets for the year ended December 31, 2015, was 2.32%, compared to 2.44% for the same period in 2014.

Our return on average assets was 0.74% for the year ended December 31, 2015, as compared to 0.61% for the same period in 2014. Our return on average equity was 7.13% for the year ended December 31, 2015, as compared to 5.25% for the same period in 2014. The increase in both ratios is the result of the higher net income for the year ended December 31, 2015, as discussed above.

TriState Capital Holdings’ total risk-based capital ratio increased to 13.88% as of December 31, 2015, from 11.02% as of December 31, 2014. TriState Capital Bank’s total risk-based capital ratio increased to 13.35% as of December 31, 2015, from 10.69% as of December 31, 2014. The increase in the risk-based capital ratios are primarily due to the new Basel III capital rules effective January 1, 2015. The Company benefits from risk-weighted capital treatment recognizing the lower-risk profile of our private banking margin loans, which are over-collateralized by cash and marketable securities that are priced and monitored daily. This implementation had the favorable net effect of making approximately $70 million of regulatory capital available to the Bank in the first quarter of 2015.

Total assets of $3.3 billion as of December 31, 2015, increased $456.0 million, or 16.0%, from December 31, 2014. Loans held-for-investment grew by $441.2 million to $2.8 billion as of December 31, 2015, an increase of 18.4% from December 31, 2014, primarily as a result of growth in our private banking and commercial real estate loan portfolios. Total deposits increased $352.9 million, or 15.1%, to $2.7 billion as of December 31, 2015, from $2.3 billion, as of December 31, 2014.

Non-performing assets to total assets decreased to 0.56% as of December 31, 2015, from 1.11% as of December 31, 2014, due to $13.4 million in reductions related to paydowns, a sale, charge-offs and two payoffs on non-performing loans during the year partially offset by an addition of a $228,000 non-performing loan. Net charge-offs to average loans for the year ended December 31, 2015, was 0.09%, as compared to 0.41% for the same period in 2014.

The allowance for loan losses to loans decreased to 0.63% as of December 31, 2015, from 0.84% as of December 31, 2014, which reflects the reduction in non-performing loans and the lower provision required for private banking loans secured by marketable securities. The allowance for loan losses to non-performing loans increased to 107.89% as of December 31, 2015, from 67.06% as of December 31, 2014. This change was primarily due to lower non-performing loan balances as of December 31, 2015. The provision for loan losses was $13,000 for the year ended December 31, 2015, as compared to $10.2 million for the year ended December 31, 2014. The trend of our recent credit provision reflects the change in composition of our loan portfolio over the past year with a decrease in adverse-rated credits and a much larger percentage of the portfolio in loans secured by marketable securities.

Our book value per common share increased $0.74, or 6.8%, to $11.62 as of December 31, 2015, from $10.88 as of December 31, 2014, largely as a result of an increase in our net income.

2014 Compared to 2013 Operating Performance

For the year ended December 31, 2014, our net income was $15.9 million compared to $12.9 million for the same period in 2013, an increase of $3.1 million, or 23.8%, primarily due to the results of our newly established investment management segment and growth of our loan portfolio. Specifically the change resulted from (1) a $3.9 million, or 6.3%, increase in our net interest income due largely to our continued loan growth; (2) an increase in provision for loan losses of $2.0 million; (3) an increase of $25.9 million in non-interest income largely related to investment management fees, higher net gain on the sale of investment securities available-for-sale, and higher bank owned life insurance income partially offset by unrealized losses on swaps; (4) an increase of $23.5 million in our non-interest expense largely related to the addition of Chartwell, including an incremental contingent earnout accrual related to the acquisition due to Chartwell’s growth in profitability exceeding our estimates, and overall annual cost increases; and (5) a $1.3 million increase in income taxes. Net income, excluding the fourth quarter earnout expense related to the Chartwell acquisition of $1.6 million, was $17.0 million for the year ended December 31, 2014.

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

For the year ended December 31, 2014, the Bank’s efficiency ratio was 59.93% as compared to 59.98% for the same period in 2013, (adjusted for non-recurring acquisition costs), primarily as a result of higher compensation expense for the Bank offset partially by higher total revenue for the year ended December 31, 2014. Our non-interest expense to average assets for the year ended December 31, 2014, was 2.44%, compared to 1.88% for the same period in 2013. The increase is due to the addition of Chartwell operating expenses since the closing of the Chartwell acquisition in March 2014.

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

Total assets of $2.8 billion as of December 31, 2014, increased $556.3 million, or 24.3%, from December 31, 2013. Loans held-for-investment grew by $539.3 million to $2.4 billion as of December 31, 2014, an increase of 29.0% from December 31, 2013, primarily as a result of growth in our commercial real estate and private banking loan portfolios. The private banking portfolio growth includes approximately $220 million in acquired loans. Total deposits increased $375.2 million, or 19.1%, to $2.3 billion as of December 31, 2014, from $2.0 billion, as of December 31, 2013.

Non-performing assets to total assets increased to 1.11% as of December 31, 2014, from 0.95% as of December 31, 2013, due to $26.9 million in additions to non-performing loans and $17.0 million in reductions to non-performing loans during the year. Net charge-offs to average loans for the year ended December 31, 2014, was 0.41%, as compared to 0.41% for the same period in 2013.

The allowance for loan losses to loans decreased to 0.84% as of December 31, 2014, from 1.02% as of December 31, 2013, primarily as a result of the growing private banking portfolio of loans secured by marketable securities, which generally have a lower provision based on their risk level. The allowance for loan losses to non-performing loans decreased to 67.06% as of December 31, 2014, from 93.61% as of December 31, 2013. This change was primarily due to a decrease of $2.8 million in specific reserves on four loans that were paid off or paid down, as such loans had a higher average reserve percentage then the non-performing loans at December 31, 2014. The provision for loan losses was $10.2 million for the year ended December 31, 2014, as compared to $8.2 million for the year ended December 31, 2013.

Our book value per common share increased $0.63, or 6.1%, to $10.88 as of December 31, 2014, from $10.25 as of December 31, 2013, as a result of our net income.

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 65.3%, 68.4% and 92.5% of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest income	$83,207	$77,913	$72,851
Fully taxable equivalent adjustment	260	235	228
Interest income adjusted	83,467	78,148	73,079
Less: interest expense	15,643	12,251	11,067
Net interest income adjusted	$67,824	$65,897	$62,012

Yield on earning assets	2.89%	3.10%	3.44%
Cost of interest-bearing liabilities	0.62%	0.57%	0.62%
Net interest spread	2.27%	2.53%	2.82%
Net interest margin (1)	2.35%	2.62%	2.92%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the years ended December 31, 2015, 2014 and 2013. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$102,240	$363	0.36%	$155,241	$525	0.34%	$154,163	$558	0.36%
Federal funds sold	6,168	6	0.10%	7,495	4	0.05%	8,896	8	0.09%
Investment securities available-for-sale	164,701	2,201	1.34%	174,285	2,167	1.24%	208,773	3,269	1.57%
Investment securities held-to-maturity	42,117	1,651	3.92%	33,989	1,173	3.45%	14,026	527	3.76%
Investment securities trading	41	1	2.44%	—	—	—%	3,060	71	2.32%
Total loans	2,570,200	79,245	3.08%	2,145,870	74,279	3.46%	1,734,701	68,646	3.96%
Total interest-earning assets	2,885,467	83,467	2.89%	2,516,880	78,148	3.10%	2,123,619	73,079	3.44%
Other assets	139,103			114,936			50,230
Total assets	$3,024,570			$2,631,816			$2,173,849

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$107,292	$439	0.41%	$68,114	$229	0.34%	$5,617	$4	0.07%
Money market deposit accounts	1,367,584	5,687	0.42%	1,096,347	4,228	0.39%	931,720	3,756	0.40%
Time deposits (excluding CDARS®)	450,874	4,041	0.90%	469,120	3,984	0.85%	469,925	4,602	0.98%
CDARS® time deposits	447,462	2,721	0.61%	411,393	2,170	0.53%	366,663	2,619	0.71%
Borrowings:
FHLB borrowings	120,425	540	0.45%	98,370	373	0.38%	20,000	86	0.43%
Subordinated notes payable	35,000	2,215	6.33%	20,041	1,267	6.32%	—	—	—%
Total interest-bearing liabilities	2,528,637	15,643	0.62%	2,163,385	12,251	0.57%	1,793,925	11,067	0.62%
Noninterest-bearing deposits	149,567			133,733			95,462
Other liabilities	30,917			31,288			18,501
Shareholders' equity	315,449			303,410			265,961
Total liabilities and shareholders' equity	$3,024,570			$2,631,816			$2,173,849

Net interest income (1)		$67,824			$65,897			$62,012
Net interest spread			2.27%			2.53%			2.82%
Net interest margin (1)			2.35%			2.62%			2.92%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Years Ended December 31, 2015 and 2014. Net interest income, calculated on a fully taxable equivalent basis, increased $1.9 million, or 2.9%, to $67.8 million for the year ended December 31, 2015, from $65.9 million for the same period in 2014. The increase in net interest income for the year ended December 31, 2015, was primarily attributable to a $368.6 million, or 14.6%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $5.3 million, or 6.8%, in interest income, partially offset by an increase of $3.4 million, or 27.7%, in interest expense. Net interest margin decreased to 2.35% for the year ended December 31, 2015, as compared to 2.62% for the same period in 2014 driven by an overall lower yield from the loan portfolio and higher cost of deposits and borrowings.

The increase in interest income was primarily the result of an increase in average total loans of $424.3 million, or 19.8%, which is our primary earning asset and the Bank’s core business, as well as a decrease of $53.0 million in average cash balances, partially offset by a decrease of 38 basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. The overall yield on interest-earning assets declined 21 basis points to 2.89% for the year ended December 31, 2015, as compared to 3.10% for the same period in 2014, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio balance as a percentage of total loans.

Interest expense on interest-bearing liabilities of $15.6 million, for the year ended December 31, 2015, increased $3.4 million, or 27.7%, from the same period in 2014 as a result of an increase of $365.3 million, or 16.9%, in average interest-bearing liabilities for the year ended December 31, 2015, coupled with an increase of five basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2014. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $271.2 million, or 24.7%, in average money market deposit accounts and an increase of $15.0 million, or 74.6%, in average subordinated notes payable.
Given our current balance sheet profile, we believe we are positioned to benefit from ongoing increases in interest rates because approximately 84.9% of our loans held-for-investment as of December 31, 2015, which are our principal source of revenue, are floating-rate loans. To the extent interest rates increase, yields on our loans will increase at varying speeds, since approximately 5.9% of our floating-rate loans had interest rates equal to their floors at December 31, 2015. However, we also expect to continue to experience pressure on the yield on our earning assets due to: our continued focus on variable rate loans, the growing portion of our loans secured by marketable securities, maintaining strong asset quality, and market competition. In addition, it is likely that rates paid on deposits will increase at a slower pace than yields earned on loans.

Net Interest Income for the Years Ended December 31, 2014 and 2013. Net interest income, calculated on a fully taxable equivalent basis, increased $3.9 million, or 6.3%, to $65.9 million for the year ended December 31, 2014, from $62.0 million for the same period in 2013. The increase in net interest income for the year ended December 31, 2014, was primarily attributable to a $393.3 million, or 18.5%, increase in average interest-earning assets, partially offset by a decrease in net interest margin of 30 basis points to 2.62%. The increase in net interest income reflects an increase of $5.1 million, or 6.9%, in interest income, partially offset by an increase of $1.2 million, or 10.7%, in interest expense.

The increase in interest income was primarily the result of an increase in average total loans of $411.2 million, or 23.7%, which is our primary earning asset and the Bank’s core business, as well as an increase of $20.0 million in average investment securities held-to-maturity, partially offset by a decrease of $34.5 million in average investment securities available-for-sale and a decrease of 50 basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. The overall yield on interest-earning assets declined 34 basis points to 3.10% for the year ended December 31, 2014, as compared to 3.44% for the same period in 2013, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio.

Interest expense on interest-bearing liabilities of $12.3 million, for the year ended December 31, 2014, increased $1.2 million, or 10.7%, from the same period in 2013 as a result of an increase of $369.5 million, or 20.6%, in average interest-bearing liabilities for the year ended December 31, 2014, partially offset by a decrease of five basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2013. The decrease in average rate paid was reflective of decreases in rates paid in the three largest interest-bearing deposit categories, partially offset by the issuance of subordinated debt, as well as a shift in our deposit mix. The increase in average interest-bearing liabilities was driven primarily by an increase of $164.6 million, or 17.7%, in average money market deposit accounts, an increase of $78.4 million in average FHLB borrowings, an increase of $62.5 million in interest-bearing checking accounts and an increase in average CDARS® time deposits of $44.7 million, or 12.2%.

The following tables analyze the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The tables show the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the periods indicated. The effect of changes in balance is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Years Ended December 31,
	2015 over 2014
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$25	$(187)	$(162)
Federal funds sold	3	(1)	2
Investment securities available-for-sale	157	(123)	34
Investment securities held-to-maturity	173	305	478
Investment securities trading	—	1	1
Total loans	(8,688)	13,654	4,966
Total increase (decrease) in interest income	(8,330)	13,649	5,319
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	58	152	210
Money market deposit accounts	351	1,108	1,459
Time deposits (excluding CDARS®)	215	(158)	57
CDARS® time deposits	350	201	551
Borrowings:
FHLB borrowings	75	92	167
Subordinated notes payable	1	947	948
Total increase in interest expense	1,050	2,342	3,392
Total increase (decrease) in net interest income	$(9,380)	$11,307	$1,927

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

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. For additional information regarding our allowance for loan losses, see “Allowance for Loan Losses.”

Provision for Loan Losses for the Years Ended December 31, 2015 and 2014. We recorded a $13,000 and a $10.2 million provision for loan losses for the years ended December 31, 2015 and 2014, respectively. The provision for the year ended December 31, 2015, was comprised of a net decrease of $1.3 million in general reserves on commercial and industrial loans largely due to a reserve reversal from payoffs on two substandard-rated credits and recoveries of $1.0 million offset by a net increase in specific reserves of $2.3 million on commercial and industrial non-performing loans. The provision for loan losses for the year ended December 31, 2014, was largely driven by the impact of charge-offs totaling $9.5 million for the year ended December 31, 2014, on six commercial and industrial loans.

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

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015				Year Ended December 31, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$29,814	$(196)	$29,618	$—	$25,219	$(157)	$25,062
Service charges	647	—	—	647	604	—	—	604
Net gain on the sale of investment securities available-for-sale	33	—	—	33	1,428	—	—	1,428
Swap fees	1,551	—	—	1,551	1,178	—	—	1,178
Commitment and other fees	2,022	—	—	2,022	2,045	—	—	2,045
Unrealized loss on swaps	(161)	—	—	(161)	(420)	—	—	(420)
Bank owned life insurance income	1,696	—	—	1,696	1,441	—	—	1,441
Other income (1)	474	(8)	—	466	345	38	—	383
Total non-interest income	$6,262	$29,806	$(196)	$35,872	$6,621	$25,257	$(157)	$31,721

(1)	Other income includes such items as FHLB stock dividends, trading income, gain on the sale of loans and other general operating income.

Non-Interest Income for the Years Ended December 31, 2015 and 2014. Our non-interest income was $35.9 million for the year ended December 31, 2015, an increase of $4.2 million, or 13.1%, from $31.7 million for the same period in 2014, primarily related to increases in investment management fees, swap fees, bank owned life insurance, and other income and a decrease on the unrealized loss on swaps partially offset by lower net gain on the sale of investment securities available-for-sale.

Investment Management Segment:

•
Investment management fees were $29.8 million for the year ended December 31, 2015, which represents 12 months of revenue for Chartwell, as compared to $25.2 million for the year ended December 31, 2014, which represented only 10 months of revenue for Chartwell. Assets under management of $8.0 billion as of December 31, 2015, increased $291.0 million from December 31, 2014.

Bank Segment:

•	Net gain on the sale of investment securities available-for-sale was $33,000 for the year ended December 31, 2015, compared to $1.4 million for the same period in 2014.

•
Swap fees increased $373,000 for the year ended December 31, 2015, compared to 2014, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions.

•	The unrealized loss on swaps was $259,000 lower for the year ended December 31, 2015, compared to 2014, driven by fluctuations in interest rates.

•	The income on bank owned life insurance increased $255,000 for the year ended December 31, 2015, compared to 2014, as a result of an increase in our investment in this product.

•
Other income increased $129,000 for the year ended December 31, 2015, compared to 2014, primarily due to $216,000 higher dividends from our FHLB stock as a result of increased FHLB borrowings offset by $87,000 lower gain on the sale of loans.

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014				Year Ended December 31, 2013
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$25,219	$(157)	$25,062	$—	$—	$—	$—
Service charges	604	—	—	604	482	—	—	482
Net gain on the sale of investment securities available-for-sale	1,428	—	—	1,428	797	—	—	797
Swap fees	1,178	—	—	1,178	1,056	—	—	1,056
Commitment and other fees	2,045	—	—	2,045	2,060	—	—	2,060
Unrealized gain (loss) on swaps	(420)	—	—	(420)	210	—	—	210
Bank owned life insurance income	1,441	—	—	1,441	996	—	—	996
Other income (1)	345	38	—	383	197	—	—	197
Total non-interest income	$6,621	$25,257	$(157)	$31,721	$5,798	$—	$—	$5,798

(1)	Other income includes such items as FHLB stock dividends, trading income, gain on the sale of loans and other general operating income.

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

Investment Management Segment:

•
Investment management fees were $25.2 million for the year ended December 31, 2014, which represents 10 months of revenue for Chartwell, based on assets under management of $7.7 billion as of December 31, 2014.

Bank Segment:

•	Service charges were $122,000 higher for the year ended December 31, 2014, compared to 2013, due to increase in the number of customers and customer volumes.

•	Net gain on the sale of investment securities available-for-sale was $631,000 higher for the year ended December 31, 2014, compared to 2013.

•
Swap fees were $122,000 more for the year ended December 31, 2014, compared to 2013, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions.

•	Unrealized loss on swaps was $630,000 lower for the year ended December 31, 2014, compared to gains in 2013, driven by fluctuations in interest rates.

•	Bank owned life insurance was $445,000 higher for the year ended December 31, 2014, compared to 2013, as a result of an increase in our investment in this product.

•
Other income was $148,000 more for the year ended December 31, 2014, compared to 2013, primarily due to $153,000 higher dividends from our FHLB stock as a result of increased FHLB borrowings and $87,000 higher gain on the sale of loans, offset by $120,000 lower trading income on our trading investment securities.

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

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015				Year Ended December 31, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$29,237	$16,899	$—	$46,136	$25,807	$15,241	$—	$41,048
Premises and occupancy costs	3,774	775	—	4,549	3,312	619	—	3,931
Professional fees	3,027	914	(202)	3,739	3,234	306	(109)	3,431
FDIC insurance expense	1,988	—	—	1,988	1,928	—	—	1,928
General insurance expense	871	195	—	1,066	1,001	164	—	1,165
State capital shares tax	1,081	—	—	1,081	1,043	—	—	1,043
Travel and entertainment expense	1,902	859	—	2,761	1,829	575	—	2,404
Data processing expense	1,073	—	—	1,073	922	—	—	922
Charitable contributions	975	46	—	1,021	1,102	49	—	1,151
Intangible amortization expense	—	1,558	—	1,558	—	1,299	—	1,299
Acquisition earnout expense	—	—	—	—	—	1,614	—	1,614
Other operating expenses (1)	3,258	1,715	98	5,071	2,937	1,384	70	4,391
Total non-interest expense	$47,186	$22,961	$(104)	$70,043	$43,115	$21,251	$(39)	$64,327
Full-time equivalent employees (2)	139	53	—	192	133	49	—	182

(1)
Other operating expenses include such items as investor relations, investment management fees, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2015 and 2014. Our non-interest expense for the year ended December 31, 2015, increased $5.7 million, or 8.9%, as compared to the same period in 2014, of which $4.1 million relates to the increase in expenses of the Bank segment and $1.7 million relates to the Investment Management segment, which commenced activity on March 5, 2014. The significant changes in each segment’s expenses are described below.

Investment Management Segment:

•
For the year ended December 31, 2014, non-interest expense for the Investment Management segment included the $1.6 million acquisition earnout expense related to a one-time charge which was accrued and expensed in the fourth quarter of 2014 based upon the 2014 results for Chartwell. For additional information, refer to Note 2, Business Combinations, to our consolidated financial statements.

•
Non-interest expense, excluding the earnout expense, increased by $3.3 million for the year ended December 31, 2015, to $23.0 million which represented 12 months of Chartwell’s expenses as compared to $19.6 million in 2014, excluding the earnout, which represented only 10 months of expenses.

◦
Compensation expenses for the year ended December 31, 2015, are lower by approximately $1.4 million as compared to the same period in 2014 on an annualized basis, due to lower management fees driven by market depreciation.

◦	The increase in professional fees for the year ended December 31, 2015, are due to $601,000 in non-recurring acquisition related expenses associated with the TKG transaction.

Bank Segment:

•
Compensation and employee benefits for the year ended December 31, 2015, increased by $3.4 million, compared to the same period in 2014, primarily due to higher incentive compensation expenses as a result of higher net income for the Bank segment as compared to 2014. In addition, the year ended December 31, 2015, had an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees and an increase in stock-based compensation expenses.

•
Premise and occupancy costs increased $462,000 for the year ended December 31, 2015, compared to the same period in 2014, primarily due to increase in rent expense and depreciation related to the expansion of the Pittsburgh office and the new lease for the New York City office.

•	Professional fees decreased $207,000 for the year ended December 31, 2015, as compared to the same period in 2014, due to lower legal and compliance fees.

•
Data processing expense increased by $151,000 for the year ended December 31, 2015, as compared to the same period in 2014, largely due to increased processing fees related to increased customer levels.

•
Other operating expenses for the year ended December 31, 2015, increased by $321,000 compared to the same period in 2014, primarily related to $113,000 of higher marketing expenses and $313,000 of higher costs related to servicing our private banking margin loans offset by $118,000 of lower loan-related expenses.

The following table presents the components of our non-interest expense by operating segment years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014				Year Ended December 31, 2013
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$25,807	$15,241	$—	$41,048	$24,556	$—	$—	$24,556
Premises and occupancy costs	3,312	619	—	3,931	3,190	—	—	3,190
Professional fees	3,234	306	(109)	3,431	4,098	—	—	4,098
FDIC insurance expense	1,928	—	—	1,928	1,463	—	—	1,463
General insurance expense	1,001	164	—	1,165	840	—	—	840
State capital shares tax	1,043	—	—	1,043	1,124	—	—	1,124
Travel and entertainment expense	1,829	575	—	2,404	1,551	—	—	1,551
Data processing expense	922	—	—	922	793	—	—	793
Charitable contributions	1,102	49	—	1,151	855	—	—	855
Intangible amortization expense	—	1,299	—	1,299	—	—	—	—
Acquisition earnout expense	—	1,614	—	1,614	—	—	—	—
Other operating expenses (1)	2,937	1,384	70	4,391	2,325	—	20	2,345
Total non-interest expense	$43,115	$21,251	$(39)	$64,327	$40,795	$—	$20	$40,815
Full-time equivalent employees (2)	133	49	—	182	129	—	—	129

(1)	Other operating expenses include such items as investor relations, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2014 and 2013. Our non-interest expense for the year ended December 31, 2014, increased $23.5 million, or 57.6%, as compared to the same period in 2013, of which $2.3 million relates to the increase in expenses of the Bank segment and $21.3 million relates to the Investment Management segment. The changes in each segment’s expenses are described below.

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

•	Professional fees for the year ended December 31, 2014, decreased $864,000 from 2013, largely due to non-recurring costs associated with the Chartwell acquisition in 2013.

•	FDIC insurance expense increased $465,000 for the year ended December 31, 2014, from 2013, due to overall increases in average deposit and asset levels at the Bank.

•	General insurance for the year ended December 31, 2014, increased $161,000 from 2013, due to higher insurance premiums subsequent to becoming a publicly traded entity and expanded coverage.

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

•
Other operating expenses for the year ended December 31, 2014, increased by $612,000 from 2013, primarily as a result of an increase of $165,000 in investor relations costs related to being a public company, $253,000 higher company meeting expenses due to timing of such meetings as compared to the prior year, $92,000 higher marketing expenses and $68,000 higher provision expense for increased unfunded commitments.

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

Income Taxes for the Years Ended December 31, 2015 and 2014. For the year ended December 31, 2015, we recognized income tax expense of $10.9 million, or 32.6% of income before tax, as compared to income tax expense of $7.0 million, or 30.4% of income before tax, for the same period in 2014. Our effective tax rate of 32.6% for the year ended December 31, 2015, increased as compared to the prior year as a result of higher income related to the Investment Management segment which carries a higher effective income tax rate.

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

Financial Condition

Our total assets as of December 31, 2015, totaled $3.3 billion which was an increase of $456.0 million, or 16.0%, from December 31, 2014, and was primarily due to growth in our loan portfolio. Our loan portfolio increased $441.2 million, or 18.4%, to $2.8 billion, as of December 31, 2015, from $2.4 billion, as of December 31, 2014. Total investment securities increased $9.4 million, or 4.6%, to $215.6 million, as of December 31, 2015, from $206.2 million, as of December 31, 2014, as a result of the net activity of purchases, sales and repayments of certain securities. Cash and cash equivalents decreased $9.0 million, to $96.7 million, as of December 31, 2015, from $105.7 million, as of December 31, 2014. Our total deposits increased $352.9 million, or 15.1%, to $2.7 billion as of December 31, 2015, to fund loan growth. Borrowings increased $90.0 million, or 54.5%, to $255.0 million as of December 31, 2015, compared to $165.0 million as of December 31, 2014. Our shareholders’ equity increased $20.6 million to $326.0 million as of December 31, 2015, compared to $305.4 million as of December 31, 2014. This increase was primarily the result of $22.5 million in net income and the impact of $1.9 million in stock-based compensation, partially offset by the purchase of $3.2 million in treasury stock and a decrease of $816,000 in other comprehensive income (loss), which represents the change in the unrealized loss on our investment portfolio (net of deferred taxes).

Our total assets as of December 31, 2014, totaled $2.8 billion which was an increase of $556.3 million, or 24.3%, from December 31, 2013, was primarily due to growth in our loan portfolio. Our loan portfolio increased $539.3 million, or 29.0%, to $2.4 billion, as of December 31, 2014, from $1.9 billion, as of December 31, 2013. Total investment securities decreased $21.7 million, or 9.5%, to $206.2 million, as of December 31, 2014, from $227.8 million, as of December 31, 2013. Cash and cash equivalents decreased $40.8 million, to $105.7 million, as of December 31, 2014, from $146.6 million, as of December 31, 2013. Our total deposits increased $375.2 million, or 19.1%, to $2.3 billion as of December 31, 2014. Our shareholders’ equity increased $11.4 million to $305.4 million as of December 31, 2014, compared to $293.9 million as of December 31, 2013. This increase was primarily the result of $15.9 million in net income and an increase of $1.1 million in other comprehensive income (loss), which represents the decrease in the unrealized loss on our investment portfolio, partially offset by the purchase of $6.7 million in treasury stock.

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio consists primarily of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial real estate properties. The loan portfolio represents our largest earning asset.

The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Private banking loans	$1,344,864	$989,302	$569,346	$435,882	$285,521
Middle-market banking loans:
Commercial and industrial	634,232	677,493	739,041	752,047	643,942
Commercial real estate	862,188	733,257	552,388	453,699	477,532
Total middle-market banking loans	1,496,420	1,410,750	1,291,429	1,205,746	1,121,474
Loans held-for-investment	$2,841,284	$2,400,052	$1,860,775	$1,641,628	$1,406,995

Loans held-for-investment. Loans held-for-investment increased by $441.2 million, or 18.4%, to $2.8 billion as of December 31, 2015, as compared to December 31, 2014. Our growth for the year ended December 31, 2015, was comprised of an increase in private banking loans of $355.6 million, or 35.9%, an increase in commercial real estate loans of $128.9 million, or 17.6%, and a decrease in commercial and industrial loans of $43.3 million, or 6.4%.

Loans held-for-investment increased by $539.3 million, or 29.0%, to $2.4 billion as of December 31, 2014, as compared to December 31, 2013. Our growth for the year ended December 31, 2014, was comprised of an increase in private banking loans of $420.0 million, or 73.8%, a decrease in commercial and industrial loans of $61.5 million, or 8.3%, and an increase in commercial real estate loans of $180.9 million, or 32.7%.

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans sourced through our private banking channel, which operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of December 31, 2015, private banking loans were approximately $1.3 billion, or 47.3% of loans held-for-investment, of which $1.2 billion, or 87.8%, were secured by cash and marketable securities. As of December 31, 2014, private banking loans were approximately $989.3 million, or 41.2% of loans held-for-investment, of which $803.5 million, or 81.2%, were secured by cash and marketable securities. The growth in loans secured by cash and marketable securities is expected to increase as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile. On a daily basis, we price and monitor the collateral of these margin loans secured by cash and marketable securities which further reduces the risk profile of the private banking portfolio. Our private banking lines of credit are typically due on demand or if they have stated maturities, the term is predominately less than one year.

Loans sourced through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

	December 31,
(Dollars in thousands)	2015	2014	2013
Private banking loans:
Secured by cash and marketable securities	$1,180,717	$803,453	$349,766
Secured by real estate	134,785	161,568	186,297
Other	29,362	24,281	33,283
Total private banking loans	$1,344,864	$989,302	$569,346

Middle-Market Banking: Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory, equipment financing, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans.

As of December 31, 2015, our commercial and industrial loans comprised $634.2 million, or 22.4% of loans held-for-investment, compared to $677.5 million, or 28.2%, as of December 31, 2014.

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

Commercial real estate loans as of December 31, 2015, totaled $862.2 million, or 30.3% of loans held-for-investment, as compared to $733.3 million, or 30.6%, as of December 31, 2014. As of December 31, 2015, $650.0 million of total commercial real estate loans had a floating rate and $212.2 million had a fixed rate, as compared to $512.5 million and $220.8 million, respectively, as of December 31, 2014.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	December 31, 2015
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$1,168,783	$127,540	$48,541	$1,344,864
Commercial and industrial	144,436	444,890	44,906	634,232
Commercial real estate	150,106	474,108	237,974	862,188
Loans held-for-investment	$1,463,325	$1,046,538	$331,421	$2,841,284

Interest rate sensitivity:
Fixed interest rates	$104,180	$204,883	$118,832	$427,895
Floating or adjustable interest rates	1,359,145	841,655	212,589	2,413,389
Loans held-for-investment	$1,463,325	$1,046,538	$331,421	$2,841,284

Large Credit Relationships

We originate and maintain large credit relationships with numerous customers in the ordinary course of our business. We have established an informal limit on loans that is significantly lower than our legal lending limit of approximately $46.6 million as of December 31, 2015. Our present informal lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made in the case of particularly strong credits and strong collateral support. As of December 31, 2015, our average commercial loan size was approximately $3.3 million and average private banking loan size was $569,000.

The following table summarizes the aggregate committed and outstanding balances of our larger credit relationships as of December 31, 2015 and December 31, 2014.

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Number of Relationships	Commitment (based on availability)	Outstanding Balance	Number of Relationships	Commitment (based on availability)	Outstanding Balance
Large credit relationships:
>$25 million	1	$40,958	$18,569	—	$—	$—
>$20 million to $25 million	6	$139,583	$106,760	1	$21,000	$21,000
>$15 million to $20 million	5	$82,823	$74,955	5	$86,780	$63,069
>$10 million to $15 million	29	$367,392	$270,707	31	$389,378	$298,820

Approximately $327.2 million and $181.2 million of commitments to large credit relationships were fully secured by cash and marketable securities as of December 31, 2015 and December 31, 2014, respectively.

Loan Pricing

We generally extend variable-rate loans on which the interest rate fluctuations are based upon a predetermined indicator, such as the LIBOR or United States prime rate. Our use of variable-rate loans is designed to mitigate our interest rate risk to the extent that the rates that we charge on our variable-rate loans will rise or fall in tandem with rates that we must pay to acquire deposits and vice versa. As of

December 31, 2015, approximately 84.9% of our loans had variable rates of which approximately 5.9% also had interest rates equal to their floors, which helps to preserve our interest rate spread.

Interest Reserve Loans

As of December 31, 2015, loans with interest reserves totaled $117.4 million, which represented 4.1% of loans held-for-investment, as compared to $73.9 million, or 3.1%, as of December 31, 2014, due to the 17.6% growth in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

Under ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest or if a loan is designated as a troubled debt restructuring (“TDR”). Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.

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

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of our three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on management’s judgment, as to the probable impact on each loan portfolio and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality at least quarterly.

The following table summarizes the allowance for loan losses, as of the dates indicated:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
General reserves	$13,429	$14,690	$13,524	$13,440	$13,820
Specific reserves	4,545	5,583	5,472	4,434	2,530
Total allowance for loan losses	$17,974	$20,273	$18,996	$17,874	$16,350
Allowance for loan losses to loans	0.63%	0.84%	1.02%	1.09%	1.16%

As of December 31, 2015, we had specific reserves totaling $4.5 million, related to three commercial and industrial loans and two private banking loans, with an aggregated total outstanding balance of $12.5 million. All of these loans were on non-accrual status as of December 31, 2015.

As of December 31, 2014, we had specific reserves totaling $5.6 million related to six commercial and industrial loans and one private banking loan, with an aggregated total outstanding balance of $25.1 million. All of these loans were on non-accrual status as of December 31, 2014.

The following tables summarize allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	December 31, 2015			December 31, 2014			December 31, 2013
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$11,064	61.6%	22.4%	$13,501	66.6%	28.2%	$11,881	62.5%	39.7%
Commercial real estate	5,344	29.7%	30.3%	4,755	23.5%	30.6%	5,104	26.9%	29.7%
Private banking	1,566	8.7%	47.3%	2,017	9.9%	41.2%	2,011	10.6%	30.6%
Total allowance for loan losses	$17,974	100.0%	100.0%	$20,273	100.0%	100.0%	$18,996	100.0%	100.0%

	December 31, 2012			December 31, 2011
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$9,950	55.7%	45.8%	$8,568	52.4%	45.8%
Commercial real estate	5,120	28.6%	27.6%	6,439	39.4%	33.9%
Private banking	2,804	15.7%	26.6%	1,343	8.2%	20.3%
Total allowance for loan losses	$17,874	100.0%	100.0%	$16,350	100.0%	100.0%

Allowance for Loan Losses as of December 31, 2015 and 2014. Our allowance for loan losses decreased to $18.0 million, or 0.63% of loans, as of December 31, 2015, as compared to $20.3 million, or 0.84% of loans, as of December 31, 2014. Our allowance for loan losses related to commercial and industrial loans decreased $2.4 million, to $11.1 million as of December 31, 2015, as compared to $13.5 million as of December 31, 2014. This decrease was attributable to a decrease of $1.3 million in general reserve related primarily to payoffs from two substandard-rated loans, overall decreases in the commercial and industrial loan balances, and a decrease of $1.1 million to specific reserves comprised of net additions of $2.3 million on existing non-performing loans offset by charge-offs of $3.4 million. Our allowance for loan losses related to commercial real estate loans increased $589,000, to $5.3 million as of December 31, 2015, as compared to $4.8 million as of December 31, 2014. Our allowance for loan losses related to private banking loans decreased $451,000, to $1.6 million as of December 31, 2015, as compared to $2.0 million as of December 31, 2014. During the year ended December 31, 2015, management made enhancements to the look-back period and loss emergence period used in the allowance for loan losses calculation to account for changes in the Company’s portfolio and related historical loss experience. The shift in the allowance for loan losses by portfolio is a result of these enhancements and is primarily due to the lower risk profile of the margin loans within the private banking portfolio and the lengthening of the loss emergence period for the commercial portfolios.

Allowance for Loan Losses as of December 31, 2014 and 2013. Our allowance for loan losses increased to $20.3 million, or 0.84% of loans, as of December 31, 2014, as compared to $19.0 million, or 1.02% of loans, as of December 31, 2013. The increase in the total reserve was primarily attributable to the increases in general and specific reserves for the commercial and industrial loan portfolio and an increase in the general reserve for the private banking loan portfolio, offset by a decrease in the general reserve for the commercial real estate loan portfolio and a decrease in the specific reserve for the private banking loan portfolio.

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

Net Charge-Offs

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	the status of a bankruptcy proceeding;

•	the value of collateral and probability of successful liquidation; and

•	the status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Beginning balance	$20,273	$18,996	$17,874	$16,350	$17,111
Charge-offs:
Commercial and industrial	(3,353)	(9,521)	(5,508)	(3,000)	(1,886)
Commercial real estate	—	—	(1,936)	(2,868)	(4,888)
Private banking	—	—	(13)	(999)	—
Total charge-offs	(3,353)	(9,521)	(7,457)	(6,867)	(6,774)
Recoveries:
Commercial and industrial	1,028	545	114	206	556
Commercial real estate	—	—	278	—	118
Private banking	13	94	—	—	—
Total recoveries	1,041	639	392	206	674
Net charge-offs	(2,312)	(8,882)	(7,065)	(6,661)	(6,100)
Provision for loan losses	13	10,159	8,187	8,185	5,339
Ending balance	$17,974	$20,273	$18,996	$17,874	$16,350

Net loan charge-offs to average total loans	0.09%	0.41%	0.41%	0.43%	0.46%
Provision for loan losses to average total loans	—%	0.47%	0.47%	0.53%	0.40%
Allowance for loan losses to net loan charge-offs	777.42%	228.25%	268.87%	268.34%	268.03%
Provision for loan losses to net loan charge-offs	0.56%	114.38%	115.88%	122.88%	87.52%

Net Charge-Offs for the Year Ended December 31, 2015. Our net loan charge-offs of $2.3 million, or 0.09% of average loans, for the year ended December 31, 2015, were comprised of charge-offs of $3.4 million on one commercial and industrial loan, partially offset by recoveries of $1.0 million on four commercial and industrial loans and $13,000 on one private banking loan.

Net Charge-Offs for the Year Ended December 31, 2014. Our net loan charge-offs of $8.9 million, or 0.41% of average loans, for the year ended December 31, 2014, were comprised of charge-offs of $9.5 million on six commercial and industrial loans, partially offset by recoveries of $545,000 on three commercial and industrial loans and $94,000 on one private banking loan.

Net Charge-Offs for the Year Ended December 31, 2013. Our net loan charge-offs totaled $7.1 million, or 0.41% of average loans, for the year ended December 31, 2013, were comprised of charge-offs of $5.5 million on three commercial and industrial loans, $1.9 million on one commercial real estate loan, and $13,000 on one private banking loan, partially offset by recoveries of $114,000 on three commercial and industrial loans and $278,000 on three commercial real estate loans.

For additional information on the changes in the allowance for loan losses by category for the years ended December 31, 2015, 2014 and 2013, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans consist of loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and including in-substance foreclosures. We initially record OREO at the lower of the related loan balance or fair value, less estimated costs to sell the assets. We account for TDRs in accordance with ASC 310, Receivables.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of December 31, 2015, 2014 and 2013, and there was no interest income recognized on these loans, while on non-accrual, for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, non-performing loans were $16.7 million, or 0.59% of total loans, compared to $30.2 million, or 1.26% of total loans, and $20.3 million, or 1.09% of total loans, as of December 31, 2014 and 2013, respectively. We had specific reserves of $4.5 million, $5.6 million and $5.5 million as of December 31, 2015, 2014 and 2013, respectively on these non-performing loans. The net loan balance of our non-performing loans was 38.0%, 51.3% and 41.5% of the original loan balance after payments, charge-offs and specific reserves as of December 31, 2015, 2014 and 2013, respectively.

For additional information on our non-performing loans for December 31, 2015, 2014 and 2013, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $18.4 million, or 0.56% of total assets, as of December 31, 2015, as compared to $31.6 million, or 1.11% of total assets, as of December 31, 2014. The decrease in non-performing assets was primarily the result of $13.4 million in reductions and $228,000 in additions to non-performing assets in 2015. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2015, we had three OREO properties totaling $1.7 million.

We had non-performing assets of $31.6 million, or 1.11% of total assets, as of December 31, 2014, as compared to $21.7 million, or 0.95% of total assets, as of December 31, 2013. The increase in non-performing assets was the result of $26.9 million in additions to non-performing assets and $17.0 million in reductions to non-performing assets in 2014. This increase was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2014, we had two OREO properties which totaled $1.4 million.

The following table summarizes our non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Non-performing loans:
Commercial and industrial	$11,800	$24,665	$15,676	$14,732	$2,215
Commercial real estate	2,912	3,498	3,498	6,804	13,900
Private banking	1,948	2,069	1,119	947	313
Total non-performing loans	$16,660	$30,232	$20,293	$22,483	$16,428
Other real estate owned	1,730	1,370	1,413	290	—
Total non-performing assets	$18,390	$31,602	$21,706	$22,773	$16,428

Non-performing troubled debt restructured loans (1)	$12,894	$14,107	$13,021	$4,210	$12,335
Performing troubled debt restructured loans	$510	$528	$527	$253	$680
Non-performing loans to total loans	0.59%	1.26%	1.09%	1.37%	1.17%
Allowance for loan losses to non-performing loans	107.89%	67.06%	93.61%	79.50%	99.53%
Non-performing assets to total assets	0.56%	1.11%	0.95%	1.10%	0.90%

(1)	Included in total non-performing loans.

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

For additional information on the age analysis of past due loans segregated by class of loan for December 31, 2015 and 2014, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for December 31, 2015 and 2014, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and, from time to time, securities held for trading purposes. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the consolidated statement of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost.

On a quarterly basis, we determine the fair market value of our investment securities based on information provided by multiple external sources. In addition, on a quarterly basis, we conduct an internal evaluation of changes in the fair market value of our investment securities to gain a level of comfort with the market value information received from the external sources.

Securities, like loans, are subject to interest rate and credit risk. In addition, by their nature, securities classified as available-for-sale are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity. The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of December 31, 2015 and December 31, 2014, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

We perform a quarterly review of our investment securities to identify those that may indicate other-than-temporary impairment (“OTTI”). Our policy for OTTI is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the investment security’s ability to recover any decline in its estimated fair value and whether we intend to sell the investment security or if it is more likely than not that we will be required to sell the investment security prior to its recovery. If the financial markets experience deterioration, charges to income could occur in future periods as a result of OTTI determinations.

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities collateralized loan obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of December 31, 2015, was approximately 1.8, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $168.3 million and $166.6 million in investment securities available-for-sale as of December 31, 2015 and December 31, 2014, respectively. The increase of $1.7 million was primarily attributable to the net activity of purchases of $36.7 million, repayments of $21.3 million and sales of $11.8 million of certain securities during the year ended December 31, 2015.

On a fair value basis, 74.3% of our available-for-sale investment securities as of December 31, 2015, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2014, floating-rate securities comprised 74.6% of our available-for-sale investment securities.

On a fair value basis, 49.2% of our available-for-sale investment securities as of December 31, 2015, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2014, agency securities comprised 59.1% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $47.3 million and $39.6 million in investment securities held-to-maturity as of December 31, 2015 and December 31, 2014, respectively. The increase of $7.7 million was primarily attributable to the net activity of purchases of $14.4 million and repayments of $6.5 million during the year ended December 31, 2015. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of December 31, 2015.

Trading Investment Securities. We held no investment securities trading as of December 31, 2015 and December 31, 2014. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions. During the year ended December 31, 2015, there was one purchase and subsequent sale of a U.S. Treasury security of $5.0 million.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

	December 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$56,630	$241	$483	$56,388
Trust preferred securities	17,316	—	1,692	15,624
Non-agency mortgage-backed securities	7,740	16	62	7,694
Agency collateralized mortgage obligations	81,635	703	387	81,951
Agency mortgage-backed securities	36,948	300	937	36,311
Agency debentures	4,638	—	25	4,613
Total investment securities available-for-sale	$204,907	$1,260	$3,586	$202,581
Investment securities held-to-maturity:
Corporate bonds	5,000	120	—	5,120
Municipal bonds	20,263	—	926	19,337
Total investment securities held-to-maturity	25,263	120	926	24,457
Total	$230,170	$1,380	$4,512	$227,038

The change in the fair values of our municipal bonds, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations, and certain equity securities, management evaluates the underlying issuer’s financial performance and related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of December 31, 2015. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, which would also impact the corresponding yield.

	December 31, 2015
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$7,044	0.80%	$36,689	1.70%	$—	—%	$—	—%	$43,733	1.56%
Trust preferred securities	—	—%	—	—%	—	—%	16,601	2.19%	16,601	2.19%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	5,743	1.07%	5,743	1.07%
Non-agency collateralized loan obligation	—	—%	—	—%	4,900	1.89%	6,811	2.13%	11,711	2.03%
Agency collateralized mortgage obligations	—	—%	—	—%	1,398	0.76%	47,973	0.66%	49,371	0.67%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	28,669	1.76%	28,669	1.76%
Agency debentures	—	—%	—	—%	4,732	2.04%	—	—%	4,732	2.04%
Total debt securities available-for-sale	7,044		36,689		11,030		105,797		160,560
Weighted average yield		0.80%		1.70%		1.81%		1.33%		1.42%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,438	6.38%	14,424	5.31%	—	—%	19,862	5.58%
Agency debentures	—	—%	—	—%	2,472	3.03%	—	—%	2,472	3.03%
Municipal bonds	—	—%	7,141	2.09%	17,146	2.80%	1,478	3.58%	25,765	2.64%
Total debt securities held-to-maturity	—		12,579		34,042		1,478		48,099
Weighted average yield		—%		3.86%		3.89%		3.58%		3.87%
Total debt securities	$7,044		$49,268		$45,072		$107,275		$208,659
Weighted average yield		0.80%		2.23%		3.37%		1.35%		1.98%

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

As of December 31, 2015, we consider nearly 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory’s CDARS® service and demand deposits placed through Promontory’s ICS® service, have been classified for regulatory purposes as brokered deposits.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015		2014		2013
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$107,292	0.41%	$68,114	0.34%	$5,617	0.07%
Money market deposit accounts	1,367,584	0.42%	1,096,347	0.39%	931,720	0.40%
Time deposits (excluding CDARS®)	450,874	0.90%	469,120	0.85%	469,925	0.98%
CDARS® time deposits	447,462	0.61%	411,393	0.53%	366,663	0.71%
Total average interest-bearing deposits	2,373,212	0.54%	2,044,974	0.52%	1,773,925	0.62%
Noninterest-bearing deposits	149,567	—	133,733	—	95,462	—
Total average deposits	$2,522,779	0.51%	$2,178,707	0.49%	$1,869,387	0.59%

Average Deposits for the Years Ended December 31, 2015 and 2014. For the year ended December 31, 2015, our average total deposits were $2.5 billion, representing an increase of $344.1 million, or 15.8%, from the same period in 2014. The deposit growth was primarily driven by increases in noninterest and interest-bearing checking accounts, money market deposit accounts and CDARS® time deposits, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.54%, for the year ended December 31, 2015, increased from 0.52%, for the same period in 2014, as average rates paid were higher in each deposit category and the average maturity of time deposits was extended. Average money market deposits increased to 57.6% of total average interest-bearing deposits, for the year ended December 31, 2015, from 53.6% for the same period in 2014. Average time deposits decreased to 19.0% of total average interest-bearing deposits for the year ended December 31, 2015, compared to 22.9% for the same period in 2014. Average CDARS® time deposits decreased to 18.9% of total average interest-bearing deposits for the year ended December 31, 2015, compared to 20.1% for the same period in 2014. Average noninterest-bearing deposits increased $15.8 million, or 11.8%, from $133.7 million for the year ended December 31, 2014, to $149.6 million, for the same period in 2015, and the average cost of deposits increased two basis points to 0.51% for the year ended December 31, 2015, from 0.49% for the year ended December 31, 2014.

Average Deposits for the Years Ended December 31, 2014 and 2013. For the year ended December 31, 2014, our average total deposits were $2.2 billion, representing an increase of $309.3 million, or 16.5%, from the same period in 2013. The deposit growth was primarily driven by increases in money market deposit accounts, interest-bearing checking accounts, CDARS® time deposits and noninterest-bearing deposits. Our average cost of interest-bearing deposits of 0.52%, for the year ended December 31, 2014, decreased from 0.62%, for the same period in 2013, as a result of lower rates paid on deposits across the three largest deposit categories. Additionally, our mix of average interest-bearing deposits improved as a result of a higher level of lower cost deposits, as average money market deposits increased to 53.6% of total average interest-bearing deposits, for the year ended December 31, 2014, from 52.5% for the same period in 2013. Average time deposits and average CDARS® time deposits decreased to 22.9% and 20.1%, respectively, of total average interest-bearing deposits for the year ended December 31, 2014, compared to 26.5% and 20.7%, respectively, for the same period in 2013. The increase in our deposit mix comprised of lower rate deposits is the result of management’s strategy to focus on growth of lower cost deposits while maintaining stability in our deposit base. The increase of $38.3 million, or 40.1%, in average noninterest-bearing deposits, from $95.5 million for the year ended December 31, 2013, to $133.7 million, for the same period in 2014, drove the average cost of deposits down to 0.49% for the year ended December 31, 2014, from 0.59% for the year ended December 31, 2013.

Certificates of Deposits and Other Time Deposits

Maturities of time deposits of $100,000 or more outstanding are summarized below, as of the date indicated.

December 31,
(Dollars in thousands)	2015
Months to maturity:
Three months or less	$278,807
Over three to six months	142,269
Over six to 12 months	151,327
Over 12 months	264,385
Total	$836,788

Borrowings

Deposits are the primary source of funds for our lending and investment activities, as well as general business purposes. As an alternative source of liquidity, we may obtain advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”), sell investment securities subject to our obligation to repurchase them, purchase Federal funds or engage in overnight borrowings from the FHLB or our correspondent banks.

The following table presents certain information with respect to our borrowings, as of December 31, 2015 and December 31, 2014.

	December 31, 2015					December 31, 2014
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term
Short-term FHLB borrowings	$170,000	0.51%	$170,000	$62,137	1-9 days	$30,000	0.27%	$60,000	$11,959	1-9 days
Long-term FHLB borrowings:
Issued 9/25/2012	—	—%	—	—		—	0.42%	20,000	14,630	2 years
Issued 4/7/2014	—	0.34%	25,000	6,576	12 months	25,000	0.34%	25,000	18,425	12 months
Issued 4/7/2014	—	0.38%	25,000	10,822	14 months	25,000	0.38%	25,000	18,425	14 months
Issued 4/7/2014	—	0.44%	25,000	17,123	17 months	25,000	0.44%	25,000	18,425	17 months
Issued 5/5/2014	—	0.33%	25,000	2,397	9 months	25,000	0.33%	25,000	16,506	9 months
Issued 7/29/2015	25,000	0.61%	25,000	10,685	12 months	—	—%	—	—
Issued 7/29/2015	25,000	0.72%	25,000	10,685	15 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	20,041	5 years
Total borrowings	$255,000	1.13%	$355,000	$155,425		$165,000	1.49%	$215,000	$118,411

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed-rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of December 31, 2015, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of December 31, 2015, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable and funding of the pending TKG acquisition, expected to close in the second quarter of 2016. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. For the year ended December 31, 2015, the parent company paid approximately $2.2 million related to interest payments on the subordinated notes and $17.2 million related to the earn-out consideration for the Chartwell acquisition. For the year ended December 31, 2014, the parent company paid approximately $45 million related to the Chartwell acquisition. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of December 31, 2015. In addition, the holding company established an unsecured line of credit of $25.0 million, effective December 29, 2015, with Texas Capital Bank. As of December 31, 2015, the full amount of this established line was available.

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

We believe that our liquidity position continues to be strong as evidenced by our ability to generate strong growth in deposits. As a result, we are less reliant on borrowings as evidenced by our ratio of total deposits to total assets of 81.4%, 82.1% and 85.6% as of December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had available liquidity of $524.4 million, or 15.9% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and investment securities available-for-sale or trading and not pledged under the FHLB borrowing capacity), totaling $225.4 million, or 6.8% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $299.1 million, or 9.1% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

	December 31,
(Dollars in thousands)	2015	2014	2013
Available cash	$63,401	$77,215	$136,540
Unpledged investment securities available-for-sale	161,951	158,361	175,294
Net borrowing capacity	299,057	364,205	389,575
Total liquidity	$524,409	$599,781	$701,409

For the year ended December 31, 2015, we generated $31.7 million in cash from operating activities, compared to $28.3 million for the same period in 2014. This increase in cash flow was primarily the result of net income of $22.5 million for the year ended December 31, 2015, and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $465.1 million, for the year ended December 31, 2015, as compared to a net cash outflow of $581.9 million for the same period in 2014. The outflows for the year ended December 31, 2015, were primarily due to the net loan growth of $448.2 million and $51.1 million for the purchase of investment securities, partially offset by proceeds from the sale of investment securities available-for-sale totaling $11.8 million and principal repayments and maturities of investments securities of $27.8 million. The outflows for the year ended December 31, 2014, included $42.9 million for the Chartwell acquisition net of cash, $348.1 million in net loan growth, the purchase of $219.5 million in loans and the purchase of investment securities of $77.3 million partially offset by proceeds from the sale of investment securities available-for-sale totaling $69.6 million and principal repayments and maturities of investments securities of $31.2 million.

Financing activities resulted in a net inflow of $424.4 million for the year ended December 31, 2015, compared to a net inflow of $512.7 million for the same period in 2014, primarily as a result of an increase in FHLB advances of $90.0 million and the net growth in deposits of $352.9 million for the year ended December 31, 2015, compared to net growth of $375.2 million in deposits, increased FHLB borrowings of $110.0 million and net proceeds from the issuance of $34.0 million in subordinated notes payable for the year ended December 31, 2014.

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

Shareholders’ Equity. Shareholders’ equity increased to $326.0 million as of December 31, 2015, compared to $305.4 million as of December 31, 2014. The $20.6 million increase during the year ended December 31, 2015, was attributable to net income of $22.5 million, the impact of $1.9 million in stock-based compensation and $353,000 stock options exercised, partially offset by the repurchase of $3.2 million in treasury stock, a decrease of $816,000 in accumulated other comprehensive income (loss) and $229,000 in redemption of stock options.

Shareholders’ equity increased to $305.4 million as of December 31, 2014, compared to $293.9 million as of December 31, 2013. The $11.4 million increase during the year ended December 31, 2014, was attributable to net income of $15.9 million, the impact of $896,000 in stock-based compensation, $250,000 stock options exercised and an increase of $1.1 million in accumulated other comprehensive income (loss), partially offset by the repurchase of $6.7 million in treasury stock.

In January 2016, the company’s Board of Directors approved a share repurchase program of up to $10 million, authorizing TriState Capital Holdings to repurchase up to 1,000,000 shares of its common stock. The program authorizes repurchases totaling up to approximately 3.6% of the Company’s 28,056,195 common shares outstanding at December 31, 2015. Under the authorization, purchases may be made at the discretion of management from time to time in the open market or through negotiated transactions.

Regulatory Capital. As of December 31, 2015 and 2014, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we expect to monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. When fully phased in, Basel III, which began phasing in on January 1, 2015, will replace the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings. The overall net impact of applying Basel III regulatory rules to the Company and the Bank was an increase to the risk-based capital ratios effective January 1, 2015. This increase resulted primarily from the reduced risk-weighted capital treatment for certain of the Bank’s private banking non-purpose margin loans, which are over-collateralized by liquid and marketable securities that are priced and monitored daily.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$314,899	14.34%	$175,700	8.00%	N/A	N/A
Bank	$248,019	11.29%	$175,700	8.00%	$219,625	10.00%
Tier 1 risk-based capital ratio
Company	$295,438	13.45%	$87,850	4.00%	N/A	N/A
Bank	$228,558	10.41%	$87,850	4.00%	$131,775	6.00%
Tier 1 leverage ratio
Company	$295,438	13.12%	$180,138	8.00%	N/A	N/A
Bank	$228,558	10.15%	$180,140	8.00%	$180,140	8.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	December 31, 2015
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,760,175	$—	$—	$—	$1,760,175
Certificates and other time deposits	645,004	284,665	—	—	929,669
Borrowings	220,000	—	35,000	—	255,000
Interest payments on time deposits and borrowings	6,282	5,517	2,013	—	13,812
Operating leases	1,984	3,460	3,369	858	9,671
The Killen Group acquisition (1)	15,000	20,000	—	—	35,000
Total contractual obligations	$2,648,445	$313,642	$40,382	$858	$3,003,327

(1)
On December 16, 2015, the Company entered into a definitive asset purchase agreement to acquire The Killen Group, Inc. in a transaction that is expected to close in the second quarter of 2016, subject to certain client consents and other customary closing conditions. The transaction value is estimated to be between $30 million and $35 million which includes an initial purchase price of $15 million and an earnout based on December 31, 2016, annual run rate EBITDA (earnings before interest, taxes, depreciation and amortization).

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

	December 31, 2015
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments (based on availability)	$855,211	$194,731	$92,128	$36,276	$1,178,346
Standby letters of credit	36,813	31,117	21,827	107	89,864
Total off-balance sheet arrangements	$892,024	$225,848	$113,955	$36,383	$1,268,210

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

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$14,120	19.25%	-20.00%	$10,185	15.18%
+200	$9,306	12.69%	-15.00%	$6,529	9.73%
+100	$4,454	6.07%	-10.00%	$2,833	4.22%
–100	$140	0.19%	-10.00%	$2,986	4.45%

Economic value of equity:
+300	$(11,238)	(3.56)%	+/-30.00%	$(19,523)	(6.48)%
+200	$(9,625)	(3.05)%	+/-20.00%	$(13,107)	(4.35)%
+100	$(3,655)	(1.16)%	+/-10.00%	$(6,926)	(2.30)%
–100	$502	0.16%	+/-10.00%	$4,766	1.58%

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

	Interest Rate Sensitivity Period
	December 31, 2015
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$91,097	$—	$—	$—	$—	$—	$—	$91,097
Federal funds sold	5,285	—	—	—	—	—	—	5,285
Total investment securities	113,717	9,725	7,736	23,259	33,933	29,196	(1,957)	215,609
Total loans	2,420,912	31,716	56,299	209,863	97,797	7,535	17,162	2,841,284
Other assets	—	—	—	—	—	—	149,588	149,588
Total assets	$2,631,011	$41,441	$64,035	$233,122	$131,730	$36,731	$164,793	$3,302,863

Liabilities:
Transaction accounts	$1,600,316	$—	$—	$—	$—	$—	$159,859	$1,760,175
Time deposits	318,789	150,873	175,342	284,665	—	—	—	929,669
Borrowings	170,000	—	50,000	—	35,000	—	—	255,000
Other liabilities	—	—	—	—	—	—	32,042	32,042
Total liabilities	2,089,105	150,873	225,342	284,665	35,000	—	191,901	2,976,886

Equity	—	—	—	—	—	—	325,977	325,977
Total liabilities and equity	$2,089,105	$150,873	$225,342	$284,665	$35,000	$—	$517,878	$3,302,863

Interest rate sensitivity gap	$541,906	$(109,432)	$(161,307)	$(51,543)	$96,730	$36,731	$(353,085)
Cumulative interest rate sensitivity gap	$541,906	$432,474	$271,167	$219,624	$316,354	$353,085
Cumulative interest rate sensitive assets to rate sensitive liabilities	125.9%	119.3%	111.0%	108.0%	111.4%	112.7%	111.0%
Cumulative gap to total assets	16.4%	13.1%	8.2%	6.6%	9.6%	10.7%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 111.0% as of December 31, 2015, as compared to 105.5% as of December 31, 2014.

Various loans across our portfolio have floating-rate index floors. As of December 31, 2015, there was $121.2 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $101.7 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $19.5 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt and equity securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income as well as the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis.

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

The allowance is appropriate, in management’s judgment, to cover probable losses inherent in the loan portfolio as of December 31, 2015 and 2014. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Under ASC Topic 310, a loan is impaired, based upon current information and events, in management’s opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

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

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix, and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine risk factors and each risk factor is assigned a reserve level based on management’s judgment as to the probable impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Other intangible assets that have finite lives, such as trade name, client relationships and non-compete agreements are amortized over their estimated useful lives and subject to periodic impairment testing. The other intangible assets are amortized on a straight-line basis over their estimated useful lives which range from four to twenty years. Goodwill and other intangible assets are subject to impairment testing at the reporting unit level, which is conducted at least annually.

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

We have audited the accompanying consolidated statements of financial condition of TriState Capital Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriState Capital Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 15, 2016

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2015	December 31, 2014
ASSETS

Cash	$294	$411
Interest-earning deposits with other institutions	91,097	99,551
Federal funds sold	5,285	5,748
Cash and cash equivalents	96,676	105,710
Investment securities available-for-sale, at fair value (cost: $170,337 and $167,232, respectively)	168,319	166,572
Investment securities held-to-maturity, at cost (fair value: $48,099 and $40,113, respectively)	47,290	39,591
Total investment securities	215,609	206,163
Loans held-for-investment	2,841,284	2,400,052
Allowance for loan losses	(17,974)	(20,273)
Loans held-for-investment, net	2,823,310	2,379,779
Accrued interest receivable	7,056	6,279
Investment management fees receivable	6,191	6,818
Federal Home Loan Bank stock	9,802	5,730
Goodwill and other intangibles, net	50,816	52,374
Office properties and equipment, net	3,839	4,128
Bank owned life insurance	60,019	53,323
Deferred tax asset, net	12,186	11,874
Prepaid expenses and other assets	17,359	14,679
Total assets	$3,302,863	$2,846,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,689,844	$2,336,953
Borrowings	255,000	165,000
Accrued interest payable on deposits and borrowings	1,762	1,735
Accrued acquisition earnout liability	—	17,236
Other accrued expenses and other liabilities	30,280	20,543
Total liabilities	2,976,886	2,541,467

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000, Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 29,056,195 and 28,739,779, respectively; Shares outstanding - 28,056,195 and 28,060,888, respectively	281,412	280,895
Additional paid-in capital	10,809	9,253
Retained earnings	45,103	22,615
Accumulated other comprehensive income (loss), net	(1,443)	(627)
Treasury stock (1,000,000 and 678,891 shares, respectively)	(9,904)	(6,746)
Total shareholders’ equity	325,977	305,390
Total liabilities and shareholders’ equity	$3,302,863	$2,846,857

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013

Interest income:
Loans	$79,205	$74,237	$68,602
Investments	3,633	3,147	3,683
Interest-earning deposits	369	529	566
Total interest income	83,207	77,913	72,851
Interest expense:
Deposits	12,888	10,611	10,981
Borrowings	2,755	1,640	86
Total interest expense	15,643	12,251	11,067
Net interest income	67,564	65,662	61,784
Provision for loan losses	13	10,159	8,187
Net interest income after provision for loan losses	67,551	55,503	53,597
Non-interest income:
Investment management fees	29,618	25,062	—
Service charges	647	604	482
Net gain on the sale of investment securities available-for-sale	33	1,428	797
Swap fees	1,551	1,178	1,056
Commitment and other fees	2,022	2,045	2,060
Unrealized gain (loss) on swaps	(161)	(420)	210
Bank owned life insurance income	1,696	1,441	996
Other income	466	383	197
Total non-interest income	35,872	31,721	5,798
Non-interest expense:
Compensation and employee benefits	46,136	41,048	24,556
Premises and occupancy costs	4,549	3,931	3,190
Professional fees	3,739	3,431	4,098
FDIC insurance expense	1,988	1,928	1,463
General bank insurance expense	1,066	1,165	840
State capital shares tax	1,081	1,043	1,124
Travel and entertainment expense	2,761	2,404	1,551
Data processing expense	1,073	922	793
Charitable contributions	1,021	1,151	855
Intangible amortization expense	1,558	1,299	—
Acquisition earnout expense	—	1,614	—
Other operating expenses	5,071	4,391	2,345
Total non-interest expense	70,043	64,327	40,815
Income before tax	33,380	22,897	18,580
Income tax expense	10,892	6,969	5,713
Net income	$22,488	$15,928	$12,867

Earnings per common share:
Basic	$0.81	$0.56	$0.49
Diluted	$0.80	$0.55	$0.48

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013

Net income	$22,488	$15,928	$12,867

Other comprehensive income (loss):

Change in unrealized holding gains (losses), net of tax expense (benefit) of ($472), $1,121 and ($1,616), respectively	(795)	2,034	(2,903)

Reclassification adjustment for gains included in net income, net of tax expense of $12, $511 and $285, respectively	(21)	(917)	(512)

Other comprehensive income (loss)	(816)	1,117	(3,415)

Total comprehensive income	$21,672	$17,045	$9,452

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series C)	Common Stock	Additional Paid-in-Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2012	$46,011	$168,351	$7,871	$(6,180)	$1,671	$—	$217,724
Net income	—	—	—	12,867	—	—	12,867
Other comprehensive income (loss)	—	—	—	—	(3,415)	—	(3,415)
Issuance of common stock (net of offering costs and discounts of $7,093)	—	65,990	—	—	—	—	65,990
Conversion of preferred stock to common stock	(46,011)	46,011	—	—	—	—	—
Exercise of stock options	—	179	(54)	—	—	—	125
Stock-based compensation	—	—	654	—	—	—	654
Balance, December 31, 2013	$—	$280,531	$8,471	$6,687	$(1,744)	$—	$293,945
Net income	—	—	—	15,928	—	—	15,928
Other comprehensive income (loss)	—	—	—	—	1,117	—	1,117
Exercise of stock options	—	364	(114)	—	—	—	250
Purchase of treasury stock	—	—	—	—	—	(6,746)	(6,746)
Stock-based compensation	—	—	896	—	—	—	896
Balance, December 31, 2014	$—	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390
Net income	—	—	—	22,488	—	—	22,488
Other comprehensive income (loss)	—	—	—	—	(816)	—	(816)
Exercise of stock options	—	517	(164)	—	—	—	353
Purchase of treasury stock	—	—	—	—	—	(3,158)	(3,158)
Redemption of stock options	—	—	(229)	—	—	—	(229)
Stock-based compensation	—	—	1,949	—	—	—	1,949
Balance, December 31, 2015	$—	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$22,488	$15,928	$12,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	2,882	2,506	1,058
Amortization of deferred financing costs	203	118	—
Provision for loan losses	13	10,159	8,187
Net decrease in prepaid FDIC insurance expense	—	—	7,843
Stock-based compensation expense	1,949	896	654
Net gain on the sale of investment securities available-for-sale	(33)	(1,428)	(797)
Income from investment securities trading	(20)	—	(120)
Purchase of investment securities trading	(4,963)	—	(77,244)
Proceeds from the sale of investment securities trading	4,983	—	77,378
Net amortization of premiums and discounts	752	1,337	2,186
Decrease (increase) in investment management fees receivable	627	(1,514)	—
Increase in accrued interest receivable	(777)	(99)	(840)
Increase (decrease) in accrued interest payable	27	1,214	(288)
Bank owned life insurance income	(1,696)	(1,441)	(996)
Increase in accrued acquisition earnout	—	1,614	—
Increase (decrease) in income taxes payable	353	(160)	54
Decrease (increase) in prepaid income taxes	762	(2,514)	—
Deferred tax benefit (provision)	172	(1,076)	(1,853)
Increase in accounts payable and other accrued expenses	7,263	2,149	6,167
Payment of contingent consideration impacting operations	(1,771)	—	—
Other, net	(1,524)	659	(1,704)
Net cash provided by operating activities	31,690	28,348	32,552
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(36,732)	(52,799)	(154,951)
Purchase of investment securities held-to-maturity	(14,357)	(24,454)	(5,000)
Proceeds from the sale of investment securities available-for-sale	11,792	69,555	68,230
Principal repayments and maturities of investment securities available-for-sale	21,292	21,198	48,345
Principal repayments and maturities of investment securities held-to-maturity	6,540	10,000	—
Purchase of bank owned life insurance	(5,000)	(10,000)	(20,000)
Net redemption (purchase) of Federal Home Loan Bank stock	(4,072)	(3,394)	90
Net increase in loans	(448,236)	(348,057)	(187,991)
Purchase of loans held-for-investment	—	(219,547)	(41,146)
Proceeds from loan sales	4,692	19,445	2,925
Additions to office properties and equipment	(1,035)	(971)	(1,017)
Acquisition, net of acquired cash	—	(42,912)	—
Net cash used in investing activities	(465,116)	(581,936)	(290,515)
Cash Flows from Financing Activities:
Net increase in deposit accounts	352,891	375,248	138,326
Net increase in Federal Home Loan Bank advances	90,000	110,000	—
Net proceeds from issuance of subordinated notes payable	—	33,988	—
Net proceeds from issuance of common stock	—	—	65,990
Net proceeds from exercise of stock options	353	250	125
Redemption of stock options	(229)	—	—
Payment of contingent consideration	(15,465)	—	—
Purchase of treasury stock	(3,158)	(6,746)	—
Net cash provided by financing activities	424,392	512,740	204,441
Net change in cash and cash equivalents during the period	(9,034)	(40,848)	(53,522)
Cash and cash equivalents at beginning of the period	105,710	146,558	200,080
Cash and cash equivalents at end of the period	$96,676	$105,710	$146,558

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$15,413	$10,918	$11,355
Income taxes	$9,393	$10,722	$7,504
Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$6,351	$—
Liabilities assumed	$—	$1,647	$—
Other non-cash activity:
Loan foreclosures and repossessions	$360	$—	$1,122
Contingent consideration	$—	$17,236	$—
Transfer of investment securities available-for-sale to held-to-maturity	$—	$—	$20,335
Conversion of preferred stock to common stock	$—	$—	$46,011

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly-owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), which is applying to be registered as a broker/dealer with the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”). Chartwell was established through the acquisition of substantially all the assets of Chartwell Investment Partners, LP, which was effective March 5, 2014. Chartwell was converted from a C corporation to a limited liability corporation (“LLC”), effective June 30, 2015.

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients. CTSC Securities was capitalized in May 2014, to be registered with a primary business of facilitating distribution and marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell and private funds advised and/or administered by Chartwell.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt and equity securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income as well as the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis.

LOANS
Loans and leases held-for-investment are stated at unpaid principal balances, net of deferred loan fees and costs. Loans held-for-sale are stated at the lower of cost or fair value. Interest income on loans is accrued at the contractual rate on the principal amount outstanding and includes the amortization of deferred loan fees and costs. Deferred loan fees and costs are amortized to interest income over the life of the loan, taking into consideration scheduled payments and prepayments.

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

The recognition of interest income on a loan is discontinued when, in management’s opinion, it is probable the borrower is unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. All unpaid accrued interest on such loans is reversed. Such interest ultimately collected is applied to reduce principal if there is doubt about the collectability of principal. If a borrower brings a loan current for which accrued interest has been reversed, then the recognition of interest income on the loan is resumed, once the loan has been current for a period of six consecutive months or greater.

The Company is a party to financial instruments with off-balance sheet risk (commitments to extend credit) in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses (i.e. demand loans) and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the unfunded commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management’s credit evaluation of the borrower.

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

The allowance is appropriate, in management’s judgment, to cover probable losses inherent in the loan portfolio as of December 31, 2015 and 2014. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Under ASC Topic 310, a loan is impaired, based upon current information and events, in management’s opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

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

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix, and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage which drives the secondary factor. There are nine risk factors and each risk factor is assigned a reserve level based on management’s judgment as to the probable impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the year ended December 31, 2015, and there was no allowance for uncollectible accounts recorded as of December 31, 2015.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock are recoverable at par value, as of December 31, 2015. Cash and stock dividends are reported as non-interest income, in the consolidated statements of income.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Other intangible assets that have finite lives, such as trade name, client relationships and non-compete agreements are amortized over their estimated useful lives and subject to periodic impairment testing. The other intangible assets are amortized on a straight-line basis over their estimated useful lives which range from four to twenty years. Goodwill and other intangible assets are subject to impairment testing at the reporting unit level, which is conducted at least annually.

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

EARNINGS PER COMMON SHARE
We compute earnings per common share (“EPS”) in accordance with the two-class method, which requires that any Series C convertible preferred stock outstanding be treated as participating securities in the computation of EPS. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. The Company’s basic EPS is computed by dividing net income allocable to common shareholders by the weighted average number of its common shares outstanding for the period, excluding non-vested restricted shares. The Company’s diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. Diluted EPS reflects the potential dilution of upon the exercise of stock options and vesting of restricted share awards granted utilizing the treasury stock method.

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

STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation awards based on estimated fair values, for all share-based awards, including stock options and restricted shares, made to employees and directors.

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

TREASURY STOCK
The repurchase of the Company’s common stock is recorded at cost. At the time of reissuance, the treasury stock account is reduced using the average cost method. Gains and losses on the reissuance of common stock are recorded in additional paid-in capital, to the extent additional paid-in capital from previous net gains on treasury share transactions exists. Any deficiency is charged to retained earnings.

RECENT ACCOUNTING DEVELOPMENTS

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”, which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. All other entities must apply the new requirements for annual periods in fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact this standard will have on our results of operations and financial position.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” This ASU will eliminate the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, “Technical Correction and Improvements” which, among other things, corrects the initial codification of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as Amended by FASB Statement No. 166, Accounting for Transfers of Financial Assets).” The initial codification inadvertently added the word “public” to paragraph 860-10-50-7, which was not in the original guidance. The ASU also clarifies that the requirement relates to “involvement by others”. This amendment in ASU 2015-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities are required to adopt the ASU retrospectively. The effective date for public business entities is fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for all entities. The adoption of ASU 2015-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This AUS requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. If a reporting enterprise chooses to early adopt in an interim period, adjustments resulting from the revised consolidation analyses must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. The effective date is the same for both public entities and all other entities. The adoption of ASU 2015-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815),” which will require an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting the amendments should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendment is effective. Retrospective application is permitted to all relevant prior periods. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2014-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity’s management should assess whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management should consider both quantitative and qualitative factors in making its assessment. If after considering management’s plans, substantial doubt about an entity’s going concern is alleviated, an entity shall disclose information in the footnotes that enables the users of the financial statements to understand the events that raised the going concern and how management’s plan alleviated this concern. If after considering management’s plans, substantial doubt about an entity’s going concern is not alleviated, the entity shall disclose in the footnotes indicating that a substantial doubt about the entity’s going concern exists within one year of the date of the issued financial statements. Additionally, the entity shall disclose the events that led to this going concern and management’s plans to mitigate them. The new standard applies to all entities for the first annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performing Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation-Stock Compensation, to awards with performance conditions that affect vesting. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, for all entities. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. Per ASU 2015-14, this update is effective for annual periods and interim periods within fiscal years beginning after December 15, 2017, for public business entities, certain employee benefit plans, and certain not-for-profit entities applying U.S. GAAP. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this standard will have on our results of operations and financial position.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] BUSINESS COMBINATIONS

On December 16, 2015, TriState Capital Holdings, Inc. entered into a definitive asset purchase agreement to acquire The Killen Group, Inc. in a transaction that is expected to close in the second quarter of 2016, subject to certain client consents and other customary closing conditions. The privately held investment manager has assets under management of approximately $2.3 billion as of December 31, 2015. The transaction value is estimated to be between $30 million and $35 million which includes an initial purchase price of $15 million and an earnout based on December 31, 2016, annual run rate EBITDA (earnings before interest, taxes, depreciation and amortization).

On March 5, 2014, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of substantially all of the assets of Chartwell Investment Partners, LP (the “Chartwell acquisition”), an investment management firm with over 150 institutional clients and approximately $7.5 billion in assets under management as of December 31, 2013. Under the terms of the Asset Purchase Agreement substantially all of the assets of Chartwell Investment Partners, LP were acquired for a purchase price consisting of approximately $45 million paid in cash at closing and an estimated earnout arrangement at closing of approximately $15 million to be determined based on the growth in EBITDA of Chartwell in 2014. The earnout was calculated based on a multiple of six times the increase in Chartwell’s annual EBITDA for the year ended December 31, 2014. Based upon the 2014 results for Chartwell a $1.6 million increase to the earnout was accrued and expensed in the fourth quarter of 2014. In the second quarter of 2015, the earnout of $17.2 million was paid out. Up to 60 percent of the earnout could have been paid in common stock of the Company at its option; however the entire earnout was paid in cash. The foregoing summary of the Asset Purchase Agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement, which was included as Exhibit 2.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014, the terms of which Agreement are incorporated herein by reference.

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

[3] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities	8,110	—	72	8,038
Total investment securities available-for-sale	167,232	691	1,351	166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

The equity securities noted above consist of short-duration, high-yield-bond mutual funds.

Income on investment securities included $3.0 million in taxable interest income, $409,000 in non-taxable interest income and $249,000 in dividend income for the year ended December 31, 2015, as compared to taxable interest income of $2.7 million, non-taxable interest income of $359,000 and dividend income of $110,000 for the year ended December 31, 2014. There was taxable interest income of $3.3 million, non-taxable interest income of $341,000 and no dividend income on investment securities during the year ended December 31, 2013.

As of December 31, 2015, the contractual maturities of the debt securities are:

	December 31, 2015
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$7,058	$7,044	$—	$—
Due from one to five years	36,894	36,689	12,078	12,579
Due from five to ten years	11,111	11,030	33,787	34,042
Due after ten years	106,916	105,797	1,425	1,478
Total debt securities	$161,979	$160,560	$47,290	$48,099

Included in the $105.8 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of December 31, 2015, were $93.5 million or 88.4% in floating-rate securities. Included in the $33.8 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of December 31, 2015, were $8.0 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale of investment securities available-for-sale during the years ended December 31, 2015, 2014 and 2013, were $11.8 million, $69.6 million and $68.2 million, respectively. Gross gains of $50,000, $1.4 million and $822,000 were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the years ended December 31, 2015, 2014 and 2013, respectively. There were $17,000, $1,000 and $25,000 of gross losses realized on the sale of securities and reclassified out of accumulated other comprehensive income (loss) during each of the years ended December 31, 2015, 2014 and 2013 respectively.

Investment securities available-for-sale of $6.4 million, as of December 31, 2015, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$23,582	$155	$6,460	$82	$30,042	$237
Trust preferred securities	8,076	471	8,526	507	16,602	978
Non-agency mortgage-backed securities	—	—	5,743	13	5,743	13
Non-agency collateralized loan obligations	9,859	132	—	—	9,859	132
Agency collateralized mortgage obligations	25,566	151	11,836	114	37,402	265
Agency mortgage-backed securities	1,469	15	10,811	172	12,280	187
Equity securities	—	—	7,759	599	7,759	599
Total investment securities available-for-sale	68,552	924	51,135	1,487	119,687	2,411
Investment securities held-to-maturity:
Corporate bonds	9,863	84	—	—	9,863	84
Municipal bonds	571	1	—	—	571	1
Total investment securities held-to-maturity	10,434	85	—	—	10,434	85
Total temporarily impaired securities	$78,986	$1,009	$51,135	$1,487	$130,121	$2,496

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$26,723	$145	$2,263	$23	$28,986	$168
Trust preferred securities	12,601	376	4,200	269	16,801	645
Non-agency mortgage-backed securities	11,585	32	—	—	11,585	32
Agency collateralized mortgage obligations	9,317	45	30,327	203	39,644	248
Agency mortgage-backed securities	—	—	12,073	186	12,073	186
Equity securities	8,038	72	—	—	8,038	72
Total investment securities available-for-sale	$68,264	$670	$48,863	$681	$117,127	$1,351
Investment securities held-to-maturity:
Municipal bonds	2,857	2	1,446	13	4,303	15
Total investment securities held-to-maturity	2,857	2	1,446	13	4,303	15
Total temporarily impaired securities	$71,121	$672	$50,309	$694	$121,430	$1,366

The change in the fair values of our municipal bonds, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations and certain equity securities, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 36 positions, aggregating to $2.4 million in unrealized losses that were temporarily impaired as of December 31, 2015, of which there were 14 positions in an unrealized loss position for more than twelve months totaling $1.5 million. As of December 31, 2014, there were 27 positions, aggregating to $1.4 million in unrealized losses that were temporarily impaired, of which there were nine positions in an unrealized loss position for more than twelve months totaling $681,000. Within the held-to-maturity portfolio, there were six positions, aggregating to $85,000 in unrealized losses that were temporarily impaired as of December 31, 2015, of which there were no positions in an unrealized loss position for more than twelve months. As of December 31, 2014, there were 5 positions, aggregating to $15,000 in unrealized losses that were temporarily impaired within the held-to-maturity portfolio, of which there were two positions in an unrealized loss position for more than twelve months totaling $13,000.

There were no investment securities classified as trading securities outstanding as of December 31, 2015 and December 31, 2014.

Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the years ended December 31, 2015, 2014 and 2013, were $5.0 million, $0 and $77.4 million, respectively. Income on investment securities trading during the years ended December 31, 2015, 2014 and 2013, was $20,000, $0 and $120,000, respectively.

[4] LOANS

We generate loans through our middle-market and private banking channels. These channels provide risk diversification and offer significant growth opportunities. The middle-market banking channel consists of our commercial and industrial (“C&I”) and commercial real estate (“CRE”) loan portfolios that serve middle-market businesses and real estate developers. The private banking channel includes loans secured by cash, marketable securities and other asset-based loans to executives, high-net-worth individuals, trusts and businesses, many of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries.

Loans held-for-investment was comprised of the following:

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$634,857	$864,863	$1,341,988	$2,841,708
Less: net deferred loan (fees) costs	(625)	(2,675)	2,876	(424)
Loans held-for-investment, net of deferred fees	634,232	862,188	1,344,864	2,841,284
Less: allowance for loan losses	(11,064)	(5,344)	(1,566)	(17,974)
Loans held-for-investment, net	$623,168	$856,844	$1,343,298	$2,823,310

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$679,274	$735,531	$986,898	$2,401,703
Less: net deferred loan (fees) costs	(1,781)	(2,274)	2,404	(1,651)
Loans held-for-investment, net of deferred fees	677,493	733,257	989,302	2,400,052
Less: allowance for loan losses	(13,501)	(4,755)	(2,017)	(20,273)
Loans held-for-investment, net	$663,992	$728,502	$987,285	$2,379,779

The Company’s customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of December 31, 2015 and December 31, 2014, was $1.3 billion and $973.4 million, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of December 31, 2015, were as follows: $892.0 million in one year or less; $225.8 million in one to three years; and $150.3 million in greater than three years. The reserve for losses on unfunded commitments was $546,000 and $555,000, as of December 31, 2015 and December 31, 2014, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit, and also risk participations.

On April 11, 2014, we acquired a loan portfolio totaling $219.7 million (including fees and interest receivable) of loans secured by cash and marketable securities that are included within our private banking loans.

As of December 31, 2015 and December 31, 2014, the Company had loans in the process of origination totaling approximately $31.1 million and $18.7 million, respectively, which extend over varying periods of time with the majority being disbursed within a 30 to 60 day period.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of December 31, 2015 and December 31, 2014, included in the total listed above, was $89.9 million and $89.3 million, respectively, of which a portion is collateralized. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of December 31, 2015 and December 31, 2014, $36.8 million and $26.6 million, respectively, (in the aggregate) in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the year ended December 31, 2015, there were two draws on standby letters of credit totaling $146,000, which were immediately repaid by the borrower or converted to an outstanding loan based on the contractual terms and subsequently repaid. During the year ended December 31, 2014, there was one standby letter of credit drawn for $100,000 which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

As of December 31, 2015 and December 31, 2014, 65.3% and 71.3%, respectively, of the loan portfolio was comprised of loans to customers within the Company’s primary market areas of Pennsylvania, Ohio, New Jersey, New York and contiguous states. As a result, the loan portfolio is subject to the general economic conditions within those areas. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the borrower. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

The Company’s loan portfolio is comprised of amortizing loans, where scheduled principal and interest payments are applied as appropriate, as well as interest-only loans. As of December 31, 2015 and December 31, 2014, interest-only loans represented 67.7% and 63.9% of the loans held-for-investment, respectively. Of the total interest-only loans as of December 31, 2015, 72.9% were lines of credit, 5.7% were construction loans and the remaining 21.4% were closed-end term loans which will either convert to an amortizing loan with required principal and interest payments or require a balloon payment of the total principal at maturity. Of the total interest-only loans as of December 31, 2014, 67.7% were lines of credit, 4.1% were construction loans and the remaining 28.2% were closed-end term loans which will either convert to an amortizing loan with required principal and interest payments or require a balloon payment of the total principal at maturity.

There were $1.1 billion in loans that are due on demand with no stated maturity and $1.7 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2015, compared to $774.7 million in loans that are due on demand with no stated maturity and $1.6 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2014. 84.9% and 82.8% of the portfolio was comprised of variable rate loans as of December 31, 2015 and December 31, 2014, respectively. Further, 5.9% of variable rate loans had interest rates equal to their floors, with an average interest rate of 4.59% as of December 31, 2015, compared to 12.4% of variable rate loans had interest rates equal to their floors, with an average interest rate of 4.83% as of December 31, 2014.

[5] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan losses on an annual basis. During the year ended December 31, 2015, management made enhancements to the look-back period and loss emergence period used in the allowance for loan losses calculation to account for changes in the Company’s portfolio and related historical loss experience. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios, commercial and industrial, commercial real estate and private banking. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

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

Private Banking Loans. Our private banking lending activities are conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets, as well as unsecured loans and lines of credit. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which was 87.8% and 81.2% of total private banking loans as of December 31, 2015 and 2014, respectively.

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

On a monthly basis, management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company prices and monitors the collateral of margin loans secured by cash and marketable securities within the private banking portfolio which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

Management continually monitors the loan portfolio through its internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and, for our loans secured by marketable securities, the quality of the collateral. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are believed to have a lower risk of loss than loans risk rated as special mention, substandard and doubtful, which are believed to have an increasing risk of loss.

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure of $250,000 or greater and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 3.0% and 4.3% of loans held-for-investment, as of December 31, 2015 and

2014, respectively. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral, and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$2,017	$—	$83,513	$85,530
Pass	583,544	858,396	1,259,300	2,701,240
Special mention	31,863	880	—	32,743
Substandard	15,835	2,912	2,051	20,798
Doubtful	973	—	—	973
Loans held-for-investment	$634,232	$862,188	$1,344,864	$2,841,284

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$129	$—	$104,228	$104,357
Pass	617,396	729,066	881,235	2,227,697
Special mention	26,105	693	1,667	28,465
Substandard	28,916	3,498	2,172	34,586
Doubtful	4,947	—	—	4,947
Loans held-for-investment	$677,493	$733,257	$989,302	$2,400,052

Changes in the allowance for loan losses were as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$13,501	$4,755	$2,017	$20,273
Provision (credit) for loan losses	(112)	589	(464)	13
Charge-offs	(3,353)	—	—	(3,353)
Recoveries	1,028	—	13	1,041
Balance, end of period	$11,064	$5,344	$1,566	$17,974

	Year Ended December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,881	$5,104	$2,011	$18,996
Provision (credit) for loan losses	10,596	(349)	(88)	10,159
Charge-offs	(9,521)	—	—	(9,521)
Recoveries	545	—	94	639
Balance, end of period	$13,501	$4,755	$2,017	$20,273

	Year Ended December 31, 2013
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$9,950	$5,120	$2,804	$17,874
Provision (credit) for loan losses	7,325	1,642	(780)	8,187
Charge-offs	(5,508)	(1,936)	(13)	(7,457)
Recoveries	114	278	—	392
Balance, end of period	$11,881	$5,104	$2,011	$18,996

Charge-offs of $3.4 million for the year ended December 31, 2015, included one C&I loan, which were partially offset by recoveries of $1.0 million on four C&I loans and one private banking loan. Charge-offs of $9.5 million for the year ended December 31, 2014, included six C&I loans, which were partially offset by recoveries of $639,000 on three C&I loans and one private banking loan. Charge-offs of $7.5 million for the year ended December 31, 2013, included three C&I loans, one CRE loan and one private banking loan, which were partially offset by recoveries of $392,000 on three C&I loans and three CRE loans.

The following tables present the age analysis of past due loans segregated by class of loan:

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$976	$976	$633,256	$634,232
Commercial real estate	—	—	2,912	2,912	859,276	862,188
Private banking	—	—	1,431	1,431	1,343,433	1,344,864
Loans held-for-investment	$—	$—	$5,319	$5,319	$2,835,965	$2,841,284

	December 31, 2014
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$547	$524	$263	$1,334	$676,159	$677,493
Commercial real estate	—	—	3,498	3,498	729,759	733,257
Private banking	—	1,775	109	1,884	987,418	989,302
Loans held-for-investment	$547	$2,299	$3,870	$6,716	$2,393,336	$2,400,052

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Year Ended December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$11,797	$19,204	$3,800	$15,331	$—
Commercial real estate	—	—	—	—	—
Private banking	745	864	745	824	—
Total with a related allowance recorded	12,542	20,068	4,545	16,155	—
Without a related allowance recorded:
Commercial and industrial	513	1,789	—	838	29
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,203	1,448	—	1,202	—
Total without a related allowance recorded	4,628	12,304	—	5,148	29
Total:
Commercial and industrial	12,310	20,993	3,800	16,169	29
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,948	2,312	745	2,026	—
Total	$17,170	$32,372	$4,545	$21,303	$29

	As of and for the Year Ended December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$24,402	$34,459	$4,902	$27,014	$—
Commercial real estate	—	—	—	—	—
Private banking	681	767	681	746	—
Total with a related allowance recorded	25,083	35,226	5,583	27,760	—
Without a related allowance recorded:
Commercial and industrial	791	2,013	—	953	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	1,388	1,632	—	1,444	—
Total without a related allowance recorded	5,677	13,350	—	5,895	27
Total:
Commercial and industrial	25,193	36,472	4,902	27,967	27
Commercial real estate	3,498	9,705	—	3,498	—
Private banking	2,069	2,399	681	2,190	—
Total	$30,760	$48,576	$5,583	$33,655	$27

	As of and for the Year Ended December 31, 2013
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$15,157	$23,126	$4,658	$13,261	$—
Commercial real estate	—	—	—	—	—
Private banking	814	869	814	874	—
Total with a related allowance recorded	15,971	23,995	5,472	14,135	—
Without a related allowance recorded:
Commercial and industrial	1,046	2,264	—	1,473	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking	305	295	—	25	—
Total without a related allowance recorded	4,849	12,264	—	5,668	6
Total:
Commercial and industrial	16,203	25,390	4,658	14,734	6
Commercial real estate	3,498	9,705	—	4,170	—
Private banking	1,119	1,164	814	899	—
Total	$20,820	$36,259	$5,472	$19,803	$6

Impaired loans as of December 31, 2015 and December 31, 2014, were $17.2 million and $30.8 million, respectively. There was no interest income recognized while these loans were on non-accrual status for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and December 31, 2014, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, as of December 31, 2015, there were specific reserves totaling $4.5 million, which were included in the $18.0 million allowance for loan losses. Also included in impaired loans were three C&I loans, one CRE loan and two private banking loans with a combined balance of $4.6 million as of December 31, 2015, with no corresponding specific reserve since these loans had a net realizable value which management believes will be recovered from the borrower.

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

The following tables present the allowance for loan losses and recorded investment in loans by class:

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,800	$—	$745	$4,545
Collectively evaluated for impairment	7,264	5,344	821	13,429
Total allowance for loan losses	$11,064	$5,344	$1,566	$17,974

Loans held-for-investment:
Individually evaluated for impairment	$12,310	$2,912	$1,948	$17,170
Collectively evaluated for impairment	621,922	859,276	1,342,916	2,824,114
Loans held-for-investment	$634,232	$862,188	$1,344,864	$2,841,284

	December 31, 2014
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,902	$—	$681	$5,583
Collectively evaluated for impairment	8,599	4,755	1,336	14,690
Total allowance for loan losses	$13,501	$4,755	$2,017	$20,273

Loans held-for-investment:
Individually evaluated for impairment	$25,193	$3,498	$2,069	$30,760
Collectively evaluated for impairment	652,300	729,759	987,233	2,369,292
Loans held-for-investment	$677,493	$733,257	$989,302	$2,400,052

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	December 31, 2015	December 31, 2014
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$510	$528
Non-accrual	12,894	14,107
Total troubled debt restructurings	$13,404	$14,635

Of the non-accrual loans as of December 31, 2015, five C&I loans and one residential mortgage loan were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2015. The aggregate recorded investment of these loans was $13.4 million. There were unused commitments of $1.7 million on these loans as of December 31, 2015, of which $39,000 was related to an accruing TDR.

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

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. There was one loan for $973,000 that was modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the year ended December 31, 2015. This loan was already on non-accrual status and adequately reserved as of December 31, 2015. There were no payment defaults, during the years ended December 31, 2014 and 2013, for loans modified as TDRs within twelve months of the corresponding balance sheet dates.

The financial effects of our modifications made during the years ended December 31, 2015, 2014 and 2013, were as follows:

	Year Ended December 31, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Change in interest terms	1	$4,064	$—	$400	$—
Extended term and deferred principal	1	433	—	433	—
Deferred principal	2	6,849	973	1,500	172
Total	4	$11,346	$973	$2,333	$172

	Year Ended December 31, 2014
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term, advanced additional funds, forgave principal	1	$5,218	$4,620	$1,968	$1,120
Private Banking:
Extended term, reduced interest rate	1	1,266	1,094	100	—
Total	2	$6,484	$5,714	$2,068	$1,120

	Year Ended December 31, 2013
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term	1	$2,691	$2,347	$1,100	$1,100
Advanced additional funds	2	6,957	8,120	2,000	1,357
Private Banking:
Forgave principal	1	210	197	—	—
Total	4	$9,858	$10,664	$3,100	$2,457
Other Real Estate Owned

During the year ended December 31, 2015, we acquired a property related to an impaired loan for $360,000 based on the appraised value, less estimated selling costs. For the years ended December 31, 2015 and December 31, 2014, the balance of the other real estate owned portfolio was $1.7 million and $1.4 million, respectively. There were two residential mortgage loans totaling $1.2 million that were in the process of foreclosure as of December 31, 2015, and no residential mortgage loans in the process of foreclosure as of December 31, 2014.

[6] FEDERAL HOME LOAN BANK STOCK

The Company is a member of the FHLB system. As a member of the FHLB Pittsburgh, the Company must maintain a minimum investment in the capital stock of the FHLB in an amount equal to 4.00% of its outstanding advances, if any, and 0.10% of its membership asset value, as defined, with the FHLB. The FHLB has the ability to change the calculation of the required stock investment at any time. The Company held stock totaling $9.8 million and $5.7 million at December 31, 2015 and 2014, respectively. At December 31, 2015, $9.4 million of stock was required based on the Bank’s membership asset value, as defined, of approximately $601.5 million and $220.0 million in outstanding advances. The Company received dividends from its holdings in FHLB capital stock of $389,000, $172,000 and $19,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table presents the change in goodwill for the years ended December 31, 2015 and 2014:

(Dollars in thousands)	2015	2014
Balance at beginning of period	$34,163	$—
Additions	—	34,163
Balance at end of period	$34,163	$34,163

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the years ended December 31:

(Dollars in thousands)	2015	2014
Gross carrying amount at beginning of period	$18,211	$—
Additions	—	19,510
Accumulated amortization	(1,558)	(1,299)
Balance at end of period	$16,653	$18,211

The following table presents the ending balance of intangible assets as of the dates presented and original, estimated useful life by class:

(Dollars in thousands)	December 31, 2015	December 31, 2014	Weighted Average Estimated Useful Life (months)
Trade name	$1,081	$1,140	240
Client Relationships:
Sub-advisory client list	9,679	10,509	162
Separate managed accounts client list	894	1,004	120
Other institutional client list	4,958	5,499	132
Non-compete agreements	41	59	48
Total intangible assets	$16,653	$18,211	155

Intangible amortization expense on finite-lived intangible assets totaled $1.6 million and $1.3 million for the year ended December 31, 2015 and 2014. There was no intangible amortization expense for the year ended December 31, 2013.

The following is a summary of the expected intangible amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2015:

(Dollars in thousands)	Amount
2016	$1,558
2017	1,558
2018	1,543
2019	1,540
2020	1,540
Thereafter	8,914
Total	$16,653

[8] OFFICE PROPERTIES AND EQUIPMENT

Following is a summary of office properties and equipment by major classification:

	December 31,
(Dollars in thousands)	2015	2014
Furniture, fixtures and equipment	$7,890	$7,208
Leasehold improvements	3,953	3,600
Total, at cost	11,843	10,808
Less: accumulated depreciation	(8,004)	(6,680)
Net office properties and equipment	$3,839	$4,128

The Company rents office space in its six office locations which are accounted for as operating leases. The remaining lease terms have expirations from 2016 to 2022 and provide for one or more renewal options. All of the leases provide for annual rent escalations and payment of certain operating expenses applicable to the leased space. The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $2.3 million, $1.9 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation expense was $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, future minimum lease payments were as follows:

(Dollars in thousands)	December 31, 2015
2016	$1,984
2017	1,782
2018	1,678
2019	1,694
2020	1,675
Thereafter	858
Total	$9,671

In April 2015, the Company entered into a lease for new space for the New Jersey office for a period of 62 months, beginning September 19, 2015, which coincided with the expiration of the original lease for that office.

In August 2014, the Company entered into a lease amendment for additional space for the Pittsburgh office for a period of 74 months, beginning January 1, 2015. In March 2014, the operating lease for the New York office location was renewed for a period of 90 months.

In conjunction with the initial operating lease for the Pittsburgh location, the Bank received an allowance for leasehold improvements of $1.1 million. The allowance is being recognized as a reduction to rent expense over the life of the lease. The amount remaining as of December 31, 2015, of the total unrecognized allowance for leasehold improvements was $271,000. Rent expense is recorded on a straight-line basis over the term of the lease and the net deferred rent as of December 31, 2015, was $937,000.

[9] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	December 31, 2015	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$159,859	$177,606
Interest-bearing checking accounts	0.05 to 0.50%	0.42%	0.42%	136,037	75,679
Money market deposit accounts	0.05 to 1.50%	0.50%	0.39%	1,464,279	1,244,921
Total demand and savings accounts				1,760,175	1,498,206
Time deposits	0.05 to 1.39%	0.78%	0.69%	929,669	838,747
Total deposit balance				$2,689,844	$2,336,953
Average rate paid on interest-bearing accounts		0.60%	0.51%

As of December 31, 2015 and December 31, 2014, the Bank had total brokered deposits of $1.1 billion and $882.6 million, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $496.5 million and $419.1 million as of December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015 and December 31, 2014, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $409.2 million and $376.6 million, respectively. Time deposits with balances of $250,000 or more, excluding brokered certificates of deposit, amounted to $142.7 million and $81.5 million as of December 31, 2015 and December 31, 2014, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014
12 months or less	$645,004	$722,752
12 months to 24 months	219,333	111,865
24 months to 36 months	65,332	4,130
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$929,669	$838,747

Interest expense on deposits is as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest-bearing checking accounts	$439	$229	$4
Money market deposit accounts	5,687	4,228	3,756
Time deposits	6,762	6,154	7,221
Total interest expense on deposits	$12,888	$10,611	$10,981

[10] BORROWINGS

As of December 31, 2015 and December 31, 2014, borrowings were comprised of the following:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowing:
Issued 12/31/2015	0.51%	170,000	1/4/2016		—
Issued 7/29/2015	0.61%	25,000	8/4/2016		—
Issued 7/29/2015	0.72%	25,000	11/3/2016		—
Issued 12/31/2014		—		0.27%	30,000	1/2/2015
Issued 5/5/2014		—		0.33%	25,000	2/5/2015
Issued 4/7/2014		—		0.34%	25,000	4/7/2015
Issued 4/7/2014		—		0.38%	25,000	6/8/2015
Issued 4/7/2014		—		0.44%	25,000	9/8/2015
Subordinated notes payable	5.75%	35,000	7/1/2019	5.75%	35,000	7/1/2019
Total		$255,000			$165,000

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed-rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of December 31, 2015, the Bank’s borrowing capacity is based on the information provided in the September 30, 2015, QCR filing. As of December 31, 2015, the Bank had securities held in safekeeping at the FHLB with a fair value of $6.4 million, combined with pledged loans of $654.7 million, for a borrowing capacity of $464.1 million, of which $220.0 million was outstanding in advances, as reflected in the table above. As of December 31, 2014, there was $130.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of December 31, 2015, the full amount of these established lines were available to the Bank.

The Holding Company established an unsecured line of credit of $25.0 million, effective December 29, 2015, with Texas Capital Bank. As of December 31, 2015, the full amount of this established line was available.

[11] INCOME TAXES

The income tax provision reconciled to taxes computed at the statutory federal rate is as follows:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Tax provision at statutory rate	$11,683	$8,014	$6,503
Meals and entertainment	103	84	57
Dues and subscriptions	116	123	102
Keyman life insurance	—	12	25
Bank owned life insurance	(593)	(504)	(348)
State tax expense, net of federal benefit	951	407	134
Adjustments to prior year tax	(60)	(51)	12
Tax exempt income, net of disallowed interest	(160)	(145)	(109)
Unrecognized tax benefits	—	11	110
Investment tax credit	(1,198)	(1,022)	(909)
Other	50	40	136
Income tax provision	$10,892	$6,969	$5,713

The investment tax credit in the table above relates to transactions for the financing of solar energy facilities, which included five transactions in 2015, four in 2014 and three in 2013. These transactions provided federal and state tax credits for the 2015, 2014 and 2013 tax years. The financing is accounted for as a direct financing lease included within the C&I loan portfolio.

The income tax provision consists of:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Current income tax provision - federal	$9,917	$7,549	$7,823
Current income tax provision (benefit) - state	803	496	(257)
Deferred tax provision (benefit) - federal	225	(735)	(1,804)
Deferred tax (benefit) - state	(53)	(341)	(49)
Income tax provision	$10,892	$6,969	$5,713

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014, are as follows:

	December 31,
(Dollars in thousands)	2015	2014
Deferred tax assets:
Net operating loss - state	$6	$73
Start-up expenses	163	190
Stock compensation	2,709	2,606
Compensation related accruals	5,145	2,897
Leasehold improvement	100	133
Allowance for loan loss	6,639	7,419
Long-term lease	346	261
Reserve for unfunded commitments	202	203
Supplemental executive retirement plan	770	473
Transaction costs	277	295
Intangibles	183	81
Earnout liability non-purchase accounting	653	671
Unrealized loss on investments	846	362
Other	417	198
Gross deferred tax assets	18,456	15,862

Deferred tax liabilities:
Office properties and equipment	(2,585)	(1,772)
Deferred loan costs	(2,192)	(1,578)
Goodwill	(1,169)	(393)
State capital shares tax liability	(324)	(245)
Gross deferred tax liability	(6,270)	(3,988)
Net deferred tax asset	$12,186	$11,874

Management believes that, as of December 31, 2015, it is more likely than not that the net deferred tax asset will be fully realized upon the generation of future taxable income.

The change in the net deferred tax asset for the years ended December 31, 2015 and 2014, is detailed as follows:

	December 31,
(Dollars in thousands)	2015	2014
Deferred tax benefit (expense)	$(172)	$1,076
Deferred tax - other comprehensive income (loss)	484	(610)
Deferred tax asset established related to acquisitions	—	813
Change in net deferred tax asset	$312	$1,279

We consider uncertain tax positions that the Company has taken or expects to take on a tax return. We recognize interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. Federal tax years 2013 through 2015 remain subject to examination, as of December 31, 2015, while tax years 2012 through 2015 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in progress.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits is as follows:

	December 31,
(Dollars in thousands)	2015	2014	2013
Beginning of year balance	$—	$110	$—
Increases in prior period tax positions	142	11	110
Decreases in prior period tax positions	—	—	—
Increases in current period tax positions	211	—	—
Settlements	—	(121)	—
End of year balance	$353	$—	$110

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $230,000, $0 and $110,000 as of December 31, 2015, 2014 and 2013, respectively. The impact of interest and penalties was immaterial to the Company’s financial statements for the years ended December 31, 2015, 2014 and 2013. The Company does not expect changes in its unrecognized tax benefits in the next twelve months to have a material impact on its financial statements.

[12] REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

Financial depository institutions are categorized as well capitalized if they meet minimum Total risk-based, Tier 1 risk-based, CEIT 1 risk-based and Tier 1 leverage ratios (Tier 1 capital to average assets) as set forth in the tables below. Based upon the information in the most recently filed Call Report, the Bank exceeded the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report that management believes have changed the Bank’s capital, as presented below.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. When fully phased in, Basel III, which began phasing in on January 1, 2015, will replace the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings. The overall net impact of applying Basel III regulatory rules to the Company and the Bank was an increase to the risk-based capital ratios effective January 1, 2015. This increase resulted primarily from the reduced risk-weighted capital treatment for certain of the Bank’s private banking non-purpose margin loans, which are over-collateralized by liquid and marketable securities that are priced and monitored daily.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$302,217	11.02%	$219,458	8.00%	N/A	N/A
Bank	$291,388	10.69%	$218,013	8.00%	$272,516	10.00%
Tier 1 risk-based capital ratio
Company	$253,389	9.24%	$109,729	4.00%	N/A	N/A
Bank	$270,560	9.93%	$109,007	4.00%	$163,510	6.00%
Tier 1 leverage ratio
Company	$253,389	9.21%	$110,088	4.00%	N/A	N/A
Bank	$270,560	9.88%	$109,498	4.00%	$136,872	5.00%

As part of its operating and financial strategies, the Company has not paid dividends to its holders of its common shares since its inception in 2007.

[13] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. During the years ended December 31, 2015, 2014 and 2013, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained age 21, whichever is later. The Company’s contribution expense was $683,000, $600,000 and $396,000 for the years ended December 31, 2015, 2014 and 2013, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the years ended December 31, 2015, 2014 and 2013, the Company recorded expense related to SERP of $791,000, $657,000 and $637,000, respectively, utilizing a discount rate of 2.98%, 3.56% and 2.99%, respectively. The recorded liability related to the SERP plan was $2.1 million and $1.3 million as of December 31, 2015 and December 31, 2014, respectively.

[14] STOCK TRANSACTIONS

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

In October 2014, the Board of Directors authorized the repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock through December 31, 2015. The Company repurchased a total of 678,891 shares for approximately $6.7 million during the year ended December 31, 2014, at an average cost of $9.94 per share. The Company repurchased a total of 321,109 shares for approximately $3.2 million during the year ended December 31, 2015, at an average cost of $9.84 per share. In the aggregate, the Company repurchased 1,000,000 shares for approximately $9.9 million at an average cost of $9.90 per share and are held as treasury stock.

The table below shows the changes in the common and preferred shares during the periods indicated.

	Number of Common Shares Outstanding	Number of Preferred Shares Outstanding (Series C)
Balance, December 31, 2012	17,444,730	48,780
Issuance of common stock	6,355,000	—
Conversion of preferred stock to common stock	4,878,049	(48,780)
Exercise of stock options	12,500	—
Balance, December 31, 2013	28,690,279	—
Issuance of restricted common stock	27,000	—
Exercise of stock options	22,500	—
Purchase of treasury stock	(678,891)	—
Balance, December 31, 2014	28,060,888	—
Issuance of restricted common stock	282,916	—
Forfeitures of restricted common stock	(4,000)	—
Exercise of stock options	37,500	—
Purchase of treasury stock	(321,109)	—
Balance, December 31, 2015	28,056,195	—

[15] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013

Net income available to common shareholders	$22,488	$15,928	$12,867
Less: earnings allocated to participating stock	—	—	867
Net income available to common shareholders, after required adjustments for the calculation of basic EPS	$22,488	$15,928	$12,000

Basic shares	27,771,345	28,628,631	24,589,811
Preferred shares - dilutive	—	—	1,777,481
Non-vested restricted shares - dilutive	56,364	82	1,807
Stock options - dilutive	409,744	389,193	373,924
Diluted shares	28,237,453	29,017,906	26,743,023

Earnings per common share:
Basic	$0.81	$0.56	$0.49
Diluted	$0.80	$0.55	$0.48

	Years Ended December 31,
	2015	2014	2013
Anti-dilutive shares (1)	721,893	779,732	590,500

(1)	Included stock options and non-vested restricted shares not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[16] STOCK-BASED COMPENSATION PROGRAMS

The Company’s 2006 Stock Option Plan (the “2006 Plan”) provided for the granting of incentive and non-qualifying stock options to the Company’s key employees, key contractors and outside directors at the discretion of the Board of Directors. The Omnibus Incentive Plan (the “Omnibus Plan”), which was approved by TriState Capital’s shareholders on May 20, 2014, provides for the granting of incentive and non-qualifying stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights and other equity-based or equity-related awards to the Company’s key employees, key contractors and outside directors at the discretion of the Board of Directors. The Omnibus Plan, upon its approval, replaced the 2006 Plan. The total number of shares of common stock that may be granted under the Omnibus Plan is the number of authorized shares of common stock of TriState Capital remaining available under the 2006 Plan as of the date of shareholder approval, plus any shares of common stock issued pursuant to the 2006 Plan that were forfeited, redeemed, expired or otherwise terminated. The shares reserved for grants under the 2006 Plan shall no longer be available for grants under that plan, but shall instead be reserved for grants under the Omnibus Plan.

The total common shares, authorized by shareholders of the Company, relating to stock-based awards which may be issued upon the grant or exercise of stock-based awards was 4,000,000, as of December 31, 2015, under both the 2006 Plan and the Omnibus Plan (combined the “Plans”). As of December 31, 2015, the Company has issued non-qualifying stock options and restricted shares and the aggregate awards outstanding were 2,865,309 under both of the Plans. As of December 31, 2015, there were 1,062,191 additional awards available for the Company to grant under the Omnibus Plan.

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. Options issued under the Plans typically vest either 50 percent after two and one-half years following the award date and the remaining 50 percent five years following the award date; or 100 percent after five years following the award date. Restricted shares under the Omnibus Plan typically vest 100 percent after three years following the award date. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire grant. The Company’s compensation expense for all awards was $1.9 million, $896,000 and $654,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

In October 2015, the Company’s Board of Directors approved a stock option redemption program to allow for outstanding and vested stock option awards granted in 2007 to be redeemed by the option holder at the closing day’s stock price less the option exercise price. This program was available for option holders to participate from November 2 through December 31, 2015. During the year ended December 31, 2015, there were 77,000 options redeemed for $229,000, which was recorded as a reduction to additional paid-in capital.

Stock Options

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

	December 31,
	2015	2014	2013
Valuation Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	45.4%	35.3%	37.3%
Expected term (years)	6.9	6.9	6.9
Risk-free interest rate	1.6%	2.3%	1.9%

Stock option activity during the periods indicated is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Balance, December 31, 2012	2,193,000	$9.97	5.69
Granted	119,000	11.56
Exercised	12,500	10.00
Forfeited	33,000	11.16
Expired	—	—
Balance, December 31, 2013	2,266,500	$10.03	4.94
Granted	309,732	12.04
Exercised	22,500	11.11
Forfeited	44,000	9.66
Expired	—	—
Balance, December 31, 2014	2,509,732	$10.28	4.52
Granted	205,661	10.39
Exercised	37,500	9.41
Forfeited	41,500	10.75
Redeemed	77,000	10.00
Expired	—	—
Balance, December 31, 2015	2,559,393	$10.30	3.98

Exercisable as of December 31, 2013	1,625,000	$10.08	3.56
Exercisable as of December 31, 2014	1,693,500	$10.04	2.75
Exercisable as of December 31, 2015	1,789,750	$9.99	2.28

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013, was $4.98, $4.90 and $4.80, respectively. The weighted average grant date fair value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $4.38, $5.08 and $4.30 respectively.

A summary of the status of the Company’s non-vested options as of and changes during the years ended December 31, 2015, 2014 and 2013, is presented below:

Non-vested options:	Number of Options	Weighted Average Grant-Date Fair Value
Balance, December 31, 2012	674,500	$4.88
Granted	119,000	4.80
Vested	119,000	4.60
Forfeited	33,000	5.40
Balance, December 31, 2013	641,500	$4.89
Granted	309,732	4.90
Vested	91,000	5.12
Forfeited	44,000	4.84
Balance, December 31, 2014	816,232	$4.87
Granted	205,661	4.98
Vested	210,750	5.91
Forfeited	41,500	4.85
Balance, December 31, 2015	769,643	$4.93

As of December 31, 2015, there was $2.6 million of total unrecognized compensation cost related to non-vested options granted under the Plans and the unrecognized compensation cost is expected to be recognized over a weighted average period of 3.1 years.

Restricted Shares

A summary of the status of the Company’s non-vested restricted shares as of and changes during the years ended December 31, 2015, 2014 and 2013, is presented below:

Non-vested restricted shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2012	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance, December 31, 2013	—	$—
Granted	27,000	10.66
Vested	—	—
Forfeited	—	—
Balance, December 31, 2014	27,000	$10.66
Granted	282,916	10.54
Vested	—	—
Forfeited	4,000	10.57
Balance, December 31, 2015	305,916	$10.55

As of December 31, 2015, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Plans and the unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2015 and December 31, 2014:

	Asset Derivatives		Liability Derivatives
	as of December 31, 2015		as of December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$229
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,662	Other liabilities	$9,363

	Asset Derivatives		Liability Derivatives
	as of December 31, 2014		as of December 31, 2014
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$442
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$6,327	Other liabilities	$6,849

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2015, the Company had four interest rate swaps, with a notional amount of $3.2 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for the years ended December 31, 2015 and 2014. There were no counterparty default losses on derivatives for the years ended December 31, 2015 and 2014.

For the four derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2015, the Company recognized a net gain of $3,000 in non-interest income related to hedge ineffectiveness as compared to net gains of $10,000 and $14,000 during the years ended December 31, 2014 and 2013, respectively. The Company also recognized a decrease to interest income of $294,000 for the year ended December 31, 2015, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items as compared to a decrease to interest income of $321,000 and $434,000 during the years ended December 31, 2014 and 2013, respectively.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2015, the Company had 140 derivative transactions with an aggregate notional amount of $537.9 million related to this program. During the year ended December 31, 2015, the Company recognized a net loss of $174,000 related to changes in fair value of the derivatives not designated in hedging relationships, as compared to a net loss of $423,000 and a net gain of $154,000 during the years ended December 31, 2014 and 2013, respectively.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Years Ended December 31,
(Dollars in thousands)		2015	2014	2013
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(294)	$(321)	$(434)
	Non-interest income	3	10	14
Total		$(291)	$(311)	$(420)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(174)	$(423)	$154
Total		$(174)	$(423)	$154

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

As of December 31, 2015, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $9.5 million. As of December 31, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $11.1 million. If the Company had breached any of these provisions as of December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$43,733	$—	$43,733
Trust preferred securities	—	16,601	—	16,601
Non-agency mortgage-backed securities	—	5,743	—	5,743
Non-agency collateralized loan obligations	—	11,711	—	11,711
Agency collateralized mortgage obligations	—	49,371	—	49,371
Agency mortgage-backed securities	—	28,669	—	28,669
Agency debentures	—	4,732	—	4,732
Equity securities	7,759	—	—	7,759
Interest rate swaps	—	8,662	—	8,662
Total financial assets	7,759	169,222	—	176,981

Financial liabilities:
Interest rate swaps	—	9,592	—	9,592
Total financial liabilities	$—	$9,592	$—	$9,592

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$31,668	$—	$31,668
Trust preferred securities	—	16,801	—	16,801
Non-agency mortgage-backed securities	—	11,585	—	11,585
Agency collateralized mortgage obligations	—	56,863	—	56,863
Agency mortgage-backed securities	—	32,880	—	32,880
Agency debentures	—	8,737	—	8,737
Equity securities	8,038	—	—	8,038
Interest rate swaps	—	6,327	—	6,327
Total financial assets	8,038	164,861	—	172,899

Financial liabilities:
Interest rate swaps	—	7,291	—	7,291
Total financial liabilities	$—	$7,291	$—	$7,291

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs. The valuations for debt and equity securities are classified as either Level 1 or Level 2. U.S. Treasury Notes and equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets. Investment securities within Level 2 include corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities and collateralized loan obligations, collateralized mortgage obligations and mortgage-backed securities issued by U.S. government agencies and U.S. government agency debentures.

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of December 31, 2015 and December 31, 2014:

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,625	$12,625
Other real estate owned	—	—	1,730	1,730
Total assets	$—	$—	$14,355	$14,355

	December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$25,177	$25,177
Other real estate owned	—	—	1,370	1,370
Total assets	$—	$—	$26,547	$26,547

As of December 31, 2015, the Company recorded $4.5 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $5.4 million, and as a result of adjusting the value based upon the discounted cash flow to $7.2 million, as of December 31, 2015.

As of December 31, 2014, the Company recorded $5.6 million of specific allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $7.6 million, and as a result of adjusting the value based upon the discounted cash flow to $17.6 million as of December 31, 2014.

The Company obtains updated appraisals for collateral dependent impaired loans and other real estate owned on an annual basis, unless circumstances require a more frequent appraisal.

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is designated as a TDR. Impairment is measured based on a discounted cash flow method or the fair value of the underlying collateral less estimated selling costs. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and which may cause us to believe our recovered value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans for which it has established specific reserves as part of the allowance for loan losses.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of December 31, 2015 and December 31, 2014:

	December 31, 2015
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$5,428	Appraisal value or Liquidation analysis	Discount due to salability conditions	14%

Loans measured for impairment, net	$7,197	Discounted cash flow	Discount due to restructured nature of operations	7%

Other real estate owned	$1,730	Appraisal value	Discount due to salability conditions	10%

(1)
Fair value is generally determined through independent appraisals or liquidation analysis of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$96,676	$96,676	$105,710	$105,710
Investment securities available-for-sale: debt	2	160,560	160,560	158,534	158,534
Investment securities available-for-sale: equity	1	7,759	7,759	8,038	8,038
Investment securities held-to-maturity	2	47,290	48,099	39,591	40,113
Loans held-for-investment, net	3	2,823,310	2,813,278	2,379,779	2,376,075
Accrued interest receivable	2	7,056	7,056	6,279	6,279
Investment management fees receivable	2	6,191	6,191	6,818	6,818
Federal Home Loan Bank stock	2	9,802	9,802	5,730	5,730
Bank owned life insurance	2	60,019	60,019	53,323	53,323
Interest rate swaps	2	8,662	8,662	6,327	6,327
Other real estate owned	3	1,730	1,730	1,370	1,370

Financial liabilities:
Deposits	2	$2,689,844	$2,690,693	$2,336,953	$2,337,734
Borrowings	2	255,000	255,179	165,000	165,163
Interest rate swaps	2	9,592	9,592	7,291	7,291

During the years ended December 31, 2015, 2014 and 2013, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2015 and December 31, 2014:

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

BANK OWNED LIFE INSURANCE
The fair value of general account bank owned life insurance is based on the insurance contract net cash surrender value.

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

[19] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Years Ended December 31,
	2015	2014	2013
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(627)	$(1,744)	$1,671
Change in unrealized holding gains (losses)	(795)	2,034	(2,903)
Gains reclassified from other comprehensive income (loss) (1)	(21)	(917)	(512)
Net other comprehensive income (loss)	(816)	1,117	(3,415)
Balance, end of period	$(1,443)	$(627)	$(1,744)

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $33,000, $1.4 million and $797,000, net of income tax expense of $12,000, $511,000 and $285,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

[20] RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan and deposit accounts with the Bank. Such loans and deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with outsiders. As of December 31, 2015, the Bank had loans outstanding to directors totaling $3.0 million, which consisted of three loans. As of December 31, 2015, the Bank had deposits outstanding from directors and their related interests totaling $5.9 million.

During the years ended December 31, 2015, 2014 and 2013, the Bank obtained services from affiliated companies of certain directors and executive officers in the normal course of business as outlined below.

(Dollars in thousands)			Years Ended December 31,
Related Party	Affiliation	Nature of Transaction	2015	2014	2013
Mikell Schenck Associates	Owned by spouse of a director/executive officer	Interior design services	$—	$—	$22
Ascent Data Corporation	Owned by a director	Systems consulting	—	32	17
Voyager Jet Center	Owned by a director	Aircraft charter	73	158	117
Total			$73	$190	$156

[21] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[22] CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition of the Company as of December 31, 2015 and 2014, and the related condensed statements of income and cash flows for the years ended December 31, 2015, 2014 and 2013, should be read in conjunction with our Consolidated Financial Statements and related notes:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
	December 31,
(Dollars in thousands)	2015	2014
ASSETS

Cash and cash equivalents	$4,936	$19,235
Investment securities available-for-sale	7,759	8,038
Investment in subsidiaries	348,966	312,811
Prepaid expenses and other assets	772	1,373
Total assets	$362,433	$341,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings	$35,000	$35,000
Other accrued expenses and other liabilities	1,456	1,067
Shareholders’ equity	325,977	305,390
Total liabilities and shareholders’ equity	$362,433	$341,457

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Interest income	$268	$259	$192
Dividends received from subsidiaries	2,510	2,480	—
Total interest and dividend income	2,778	2,739	192
Interest expense	2,215	1,266	—
Net interest income	563	1,473	192
Non-interest income	—	—	—
Non-interest expense	92	119	20
Income before income taxes and undisbursed income of subsidiaries	471	1,354	172
Income tax expense (benefit)	67	(467)	54
Income before undisbursed income of subsidiaries	404	1,821	118
Undisbursed income of subsidiaries	22,084	14,107	12,749
Net income	$22,488	$15,928	$12,867

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$22,488	$15,928	$12,867
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(22,084)	(14,107)	(12,749)
Amortization of deferred financing costs	203	118	—
Increase (decrease) in accrued interest payable	(143)	1,149	—
Decrease (increase) in other assets	587	(453)	14
(Decrease) increase in other liabilities	532	(123)	41
Net cash provided by operating activities	1,583	2,512	173
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(248)	(8,110)	—
Net payments for investments in subsidiaries	(12,600)	(69,580)	—
Net cash used in investing activities	(12,848)	(77,690)	—
Cash Flows from Financing Activities:
Net proceeds from issuance of subordinated notes payable	—	33,988	—
Net proceeds from issuance of common stock	—	—	65,990
Net proceeds from exercise of stock options	353	250	125
Redemption of stock options	(229)	—	—
Purchase of treasury stock	(3,158)	(6,746)	—
Net cash provided by (used in) financing activities	(3,034)	27,492	66,115
Net change in cash and cash equivalents	(14,299)	(47,686)	66,288
Cash and cash equivalents at beginning of year	19,235	66,921	633
Cash and cash equivalents at end of year	$4,936	$19,235	$66,921

[23] SEGMENTS

Since the Chartwell acquisition on March 5, 2014, the Company operates two reportable segments: Bank and Investment Management.

•	The Bank segment provides commercial banking and private banking services to middle-market businesses and high-net-worth individuals through the TriState Capital Bank subsidiary.

•
The Investment Management segment provides advisory and sub-advisory investment management services to primarily institutional plan sponsors through the Chartwell Investment Partners, LLC subsidiary and also supports distribution and marketing efforts for Chartwell’s proprietary investment products through the Chartwell TSC Securities Corp. subsidiary.

The following tables provide financial information for the two segments of the Company as of and for the periods indicated. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments which are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	December 31, 2015	December 31, 2014
Assets:
Bank	$3,236,756	$2,776,421
Investment management	65,516	62,489
Parent and other	591	7,947
Total assets	$3,302,863	$2,846,857

	Year Ended December 31, 2015
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$82,958	$—	$249	$83,207
Interest expense	13,448	—	2,195	15,643
Net interest income (loss)	69,510	—	(1,946)	67,564
Provision for loan losses	13	—	—	13
Net interest income (loss) after provision for loan losses	69,497	—	(1,946)	67,551
Non-interest income:
Investment management fees	—	29,814	(196)	29,618
Net gain on the sale of investment securities available-for-sale	33	—	—	33
Other non-interest income	6,229	(8)	—	6,221
Total non-interest income	6,262	29,806	(196)	35,872
Non-interest expense:
Intangible amortization expense	—	1,558	—	1,558
Other non-interest expense	47,186	21,403	(104)	68,485
Total non-interest expense	47,186	22,961	(104)	70,043
Income (loss) before tax	28,573	6,845	(2,038)	33,380
Income tax expense	8,347	2,477	68	10,892
Net income (loss)	$20,226	$4,368	$(2,106)	$22,488

	Year Ended December 31, 2014
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$77,803	$—	$110	$77,913
Interest expense	11,134	—	1,117	12,251
Net interest income (loss)	66,669	—	(1,007)	65,662
Provision for loan losses	10,159	—	—	10,159
Net interest income (loss) after provision for loan losses	56,510	—	(1,007)	55,503
Non-interest income:
Investment management fees	—	25,219	(157)	25,062
Net gain on the sale of investment securities available-for-sale	1,428	—	—	1,428
Other non-interest income	5,193	38	—	5,231
Total non-interest income	6,621	25,257	(157)	31,721
Non-interest expense:
Intangible amortization expense	—	1,299	—	1,299
Acquisition earnout expense	—	1,614	—	1,614
Other non-interest expense	43,115	18,338	(39)	61,414
Total non-interest expense	43,115	21,251	(39)	64,327
Income (loss) before tax	20,016	4,006	(1,125)	22,897
Income tax expense (benefit)	5,909	1,527	(467)	6,969
Net income (loss)	$14,107	$2,479	$(658)	$15,928

[24] SUBSEQUENT EVENTS

In January 2016, the company’s Board of Directors approved a share repurchase program of up to $10 million, authorizing TriState Capital Holdings to repurchase up to 1,000,000 shares of its common stock. The program authorizes repurchases totaling up to approximately 3.6% of the Company’s 28,056,195 common shares outstanding at December 31, 2015. Under the authorization, purchases may be made at the discretion of management from time to time in the open market or through negotiated transactions.

SELECTED QUARTERLY FINANCIAL DATA

The tables below summarize our unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

	2015
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$21,846	$20,940	$20,426	$19,995
Interest expense	4,312	3,984	3,808	3,539
Net interest income	17,534	16,956	16,618	16,456
Provision (credit) for loan losses	244	(1,341)	185	925
Net interest income after provision for loan losses	17,290	18,297	16,433	15,531
Non-interest income:
Investment management fees	7,429	7,020	7,514	7,655
Net gain on sale of investment securities available-for-sale	16	—	—	17
Other non-interest income	1,674	1,044	2,117	1,386
Total non-interest income	9,119	8,064	9,631	9,058
Non-interest expense:
Intangible amortization expense	389	390	390	389
Other non-interest expense	17,669	16,911	17,192	16,713
Total non-interest expense	18,058	17,301	17,582	17,102
Income before tax	8,351	9,060	8,482	7,487
Income tax expense	2,765	2,942	2,754	2,431
Net income	$5,586	$6,118	$5,728	$5,056

Earnings per common share:
Basic	$0.20	$0.22	$0.21	$0.18
Diluted	$0.20	$0.22	$0.20	$0.18

	2014
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$20,933	$19,681	$18,991	$18,308
Interest expense	3,417	3,435	2,953	2,446
Net interest income	17,516	16,246	16,038	15,862
Provision (credit) for loan losses	(209)	651	9,109	608
Net interest income after provision for loan losses	17,725	15,595	6,929	15,254
Non-interest income:
Net gain on sale of investment securities available-for-sale	—	—	414	1,014
Other non-interest income	1,149	1,872	1,198	1,012
Total non-interest income	8,830	9,290	9,121	4,480
Non-interest expense:
Intangible amortization expense	390	389	390	130
Acquisition earnout expense	1,614	—	—	—
Other non-interest expense	17,374	16,284	15,094	12,662
Total non-interest expense	19,378	16,673	15,484	12,792
Income before tax	7,177	8,212	566	6,942
Income tax expense	2,085	2,506	52	2,326
Net income	$5,092	$5,706	$514	$4,616

Earnings per common share:
Basic	$0.18	$0.20	$0.02	$0.16
Diluted	$0.18	$0.20	$0.02	$0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2015. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the Company’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concludes that, as of December 31, 2015, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

As an emerging growth company, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm, pursuant to the JOBS Act.

Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework, referred to as the 2013 COSO Framework, and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2015, was based on the 2013 COSO Framework. The change from the 1992 Framework to the 2013 COSO Framework was not significant to the overall control structure over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2015, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 30, 2016, and are incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 30, 2016, and are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 30, 2016, and are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 30, 2016, and are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 17, 2016, which proxy materials will be filed with the SEC no later than April 30, 2016, and are incorporated by reference.

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

TRISTATE CAPITAL HOLDINGS, INC.

Date:	February 15, 2016	By:	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

Date:	February 15, 2016	By:	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 15, 2016	By:	/s/ James F. Getz
James F. Getz
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 15, 2016	By:	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date:	February 15, 2016	By:	/s/ David L. Bonvenuto*
David L. Bonvenuto
Director

Date:	February 15, 2016	By:	/s/ Anthony J. Buzzelli*
Anthony J. Buzzelli
Director

Date:	February 15, 2016	By:	/s/ Helen Hanna Casey*
Helen Hanna Casey
Director

Date:	February 15, 2016	By:	/s/ E.H. (Gene) Dewhurst*
E.H. (Gene) Dewhurst
Director

Date:	February 15, 2016	By:	/s/ James J. Dolan*
James J. Dolan
Director

Date:	February 15, 2016	By:	/s/ James E. Minnick*
James E. Minnick
Director

Date:	February 15, 2016	By:	/s/ A. William Schenck, III*
A. William Schenck, III
Vice Chairman and Director

Date:	February 15, 2016	By:	/s/ Richard B. Seidel*
Richard B. Seidel
Director

Date:	February 15, 2016	By:	/s/ John B. Yasinsky*
John B. Yasinsky
Director

Date:	February 15, 2016	By:	/s/ Richard A. Zappala*
Richard A. Zappala
Director

	*	By:	/s/ James F. Getz
James F. Getz, Attorney-in-Fact

EXHIBIT INDEX
Exhibit

No.	Description

2.1
TriState Capital Holdings, Inc. asset purchase agreement to acquire Chartwell Investment Partners, L.P. dated January 3, 2014, which is incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

2.2	TriState Capital Holdings, Inc. asset purchase agreement to acquire The Killen Group, Inc. dated December 16, 2015, filed herewith.

3.1	Amended and Restated Articles of Incorporation, which is incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-187681) filed with the SEC on April 16, 2013.

3.2	Bylaws, as amended, which is incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-187681) filed with the SEC on April 16, 2013.

4.1	Specimen common stock certificate, which is incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-187681) filed with the SEC on April 16, 2013.

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

101
The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, furnished herewith.