Form 10-Q
period 2016-03-31
TriState Capital Holdings, Inc.
filed 2016-05-02
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2016

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

As of April 15, 2016, there were 28,304,798 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2016	December 31, 2015

ASSETS

Cash	$50	$294
Interest-earning deposits with other institutions	105,151	91,097
Federal funds sold	5,292	5,285
Cash and cash equivalents	110,493	96,676
Investment securities available-for-sale, at fair value (cost: $189,549 and $170,337, respectively)	186,538	168,319
Investment securities held-to-maturity, at cost (fair value: $48,344 and $48,099, respectively)	47,256	47,290
Total investment securities	233,794	215,609
Loans held-for-investment	2,896,603	2,841,284
Allowance for loan losses	(18,546)	(17,974)
Loans held-for-investment, net	2,878,057	2,823,310
Accrued interest receivable	7,904	7,056
Investment management fees receivable	6,068	6,191
Federal Home Loan Bank stock	10,602	9,802
Goodwill and other intangibles, net	50,426	50,816
Office properties and equipment, net	3,632	3,839
Bank owned life insurance	60,460	60,019
Deferred tax asset, net	12,289	12,186
Prepaid expenses and other assets	26,146	16,667
Total assets	$3,399,871	$3,302,171

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,756,207	$2,689,844
Borrowings, net	284,358	254,308
Accrued interest payable on deposits and borrowings	1,262	1,762
Other accrued expenses and other liabilities	27,802	30,280
Total liabilities	3,069,629	2,976,194

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 29,449,004 and 29,056,195, respectively; Shares outstanding - 28,300,798 and 28,056,195, respectively	281,444	281,412
Additional paid-in capital	11,592	10,809
Retained earnings	50,946	45,103
Accumulated other comprehensive income (loss), net	(2,094)	(1,443)
Treasury stock (1,148,206 and 1,000,000 shares, respectively)	(11,646)	(9,904)
Total shareholders’ equity	330,242	325,977
Total liabilities and shareholders’ equity	$3,399,871	$3,302,171

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015

Interest income:
Loans	$21,977	$19,100
Investments	1,148	792
Interest-earning deposits	138	103
Total interest income	23,263	19,995

Interest expense:
Deposits	4,138	2,892
Borrowings	845	647
Total interest expense	4,983	3,539
Net interest income	18,280	16,456
Provision for loan losses	122	925
Net interest income after provision for loan losses	18,158	15,531
Non-interest income:
Investment management fees	7,019	7,655
Service charges	136	163
Net gain on the sale of investment securities available-for-sale	1	17
Swap fees	1,240	317
Commitment and other fees	502	507
Other income	114	399
Total non-interest income	9,012	9,058
Non-interest expense:
Compensation and employee benefits	11,933	11,414
Premises and occupancy costs	1,129	1,122
Professional fees	801	876
FDIC insurance expense	522	468
General insurance expense	245	294
State capital shares tax	329	273
Travel and entertainment expense	577	526
Data processing expense	292	262
Intangible amortization expense	390	389
Other operating expenses	1,788	1,478
Total non-interest expense	18,006	17,102
Income before tax	9,164	7,487
Income tax expense	3,321	2,431
Net income	$5,843	$5,056

Earnings per common share:
Basic	$0.21	$0.18
Diluted	$0.21	$0.18

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Net income	$5,843	$5,056

Other comprehensive income (loss):

Change in unrealized holding gains (losses) net of tax expense (benefit) of $(327) and $171	(650)	293

Reclassification adjustment for gains included in net income, net of tax expense of $0 and $6	(1)	(11)

Other comprehensive income (loss)	(651)	282

Total comprehensive income	$5,192	$5,338

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2014	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390
Net income	—	—	5,056	—	—	5,056
Other comprehensive income (loss)	—	—	—	282	—	282
Purchase of treasury stock	—	—	—	—	(2,998)	(2,998)
Stock-based compensation	—	439	—	—	—	439
Balance, March 31, 2015	$280,895	$9,692	$27,671	$(345)	$(9,744)	$308,169

Balance, December 31, 2015	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977
Net income	—	—	5,843	—	—	5,843
Other comprehensive income (loss)	—	—	—	(651)	—	(651)
Exercise of stock options	32	(12)	—	—	—	20
Purchase of treasury stock	—	—	—	—	(1,742)	(1,742)
Stock-based compensation	—	795	—	—	—	795
Balance, March 31, 2016	$281,444	$11,592	$50,946	$(2,094)	$(11,646)	$330,242

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$5,843	$5,056
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangible amortization expense	707	724
Amortization of deferred financing costs	51	51
Provision for loan losses	122	925
Stock-based compensation expense	795	439
Net gain on the sale of investment securities available-for-sale	(1)	(17)
Net amortization of premiums and discounts	219	213
Decrease in investment management fees receivable	123	376
(Increase) decrease in accrued interest receivable	(848)	120
Decrease in accrued interest payable	(500)	(637)
Bank owned life insurance income	(441)	(391)
Decrease in income taxes payable	(353)	—
(Increase) decrease in prepaid income taxes	(284)	717
Deferred tax provision	224	—
Decrease in accounts payable and other accrued expenses	(10,071)	(281)
Other, net	(1,252)	(1,231)
Net cash provided by (used in) operating activities	(5,666)	6,064
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(22,289)	(53)
Purchase of investment securities held-to-maturity	—	(2,663)
Proceeds from the sale of investment securities available-for-sale	681	9,734
Principal repayments and maturities of investment securities available-for-sale	2,228	4,746
Principal repayments and maturities of investment securities held-to-maturity	—	5,000
Net redemption (purchase) of Federal Home Loan Bank stock	(800)	1,600
Net increase in loans	(56,064)	(77,071)
Proceeds from loan sales	1,196	—
Additions to office properties and equipment	(110)	(518)
Net cash used in investing activities	(75,158)	(59,225)
Cash Flows from Financing Activities:
Net increase in deposit accounts	66,363	105,003
Net increase in Federal Home Loan Bank advances	30,000	—
Net decrease in Federal Home Loan Bank advances	—	(40,000)
Net proceeds from exercise of stock options	20	—
Purchase of treasury stock	(1,742)	(2,998)
Net cash provided by financing activities	94,641	62,005
Net change in cash and cash equivalents during the period	13,817	8,844
Cash and cash equivalents at beginning of the period	96,676	105,710
Cash and cash equivalents at end of the period	$110,493	$114,554

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$5,433	$4,126
Income taxes	$3,734	$1,596
Other non-cash activity:
Loan foreclosures and repossessions	$—	$396

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

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients and had assets under management of $8.58 billion as of March 31, 2016. CTSC Securities was capitalized in May 2014, with a primary business of facilitating distribution and marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell and private funds advised and/or administered by Chartwell.

Regulatory approval was received and the Bank commenced operations on January 22, 2007. The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve. Chartwell is a registered investment advisor regulated by the SEC. Chartwell was established through the acquisition of substantially all the assets of Chartwell Investment Partners, LP that was effective March 5, 2014. CTSC Securities, once registered, will be a broker/dealer regulated by the SEC and FINRA.

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

On December 16, 2015, TriState Capital Holdings, Inc. entered into a definitive asset purchase agreement to acquire The Killen Group, Inc. The privately held investment manager has assets under management of approximately $2.06 billion as of March 31, 2016. The transaction value is estimated to be between $15 million and $20 million, which includes an initial purchase price of $15 million and an earnout based on December 31, 2016, annual run-rate EBITDA (earnings before interest, taxes, depreciation and amortization).

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

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly-owned subsidiary, Meadowood Asset Management, LLC, after elimination of inter-company accounts and transactions. The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to rules of the Securities and Exchange Commission for quarterly reports on form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2016.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, interest-earning deposits with other institutions, federal funds sold, and short-term investments that have an original maturity of 90 days or less.

INVESTMENT SECURITIES
The Company’s investments are classified as either: (1) held-to-maturity – debt securities that the Company intends to hold until maturity and are reported at amortized cost; (2) trading securities – debt and certain equity securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings; or (3) available-for-sale – debt and certain equity securities not classified as either held-to-maturity or trading securities and reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

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

The Company considers a loan to be a Troubled Debt Restructuring (“TDR”) when there is a concession made to a financially troubled borrower without adequate consideration provided to the Company. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed in non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to the original contractual terms will be achieved, as well as the borrower’s historical payment performance. A loan is designated and reported as TDR until such loan is either paid-off or sold, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement.

The recognition of interest income on a loan is discontinued when, in management’s opinion, it is probable the borrower is unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. All accrued and unpaid interest on such loans is reversed. Such interest ultimately collected is applied to reduce principal if there is doubt about the collectability of principal. If a borrower brings a loan current for which accrued interest has been reversed, then the recognition of interest income on the loan is resumed, once the loan has been current for a period of six consecutive months or greater.

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

The allowance is appropriate, in management’s judgment, to cover probable losses inherent in the loan portfolio as of March 31, 2016 and December 31, 2015. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage that drives the secondary factor. There are nine risk factors and each risk factor is assigned a reserve level based on management’s judgment as to the probable impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the three months ended March 31, 2016 and 2015, and there was no allowance for uncollectible accounts recorded as of March 31, 2016 and December 31, 2015.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock are recoverable at par value, as of March 31, 2016 and December 31, 2015. Cash and stock dividends are reported as non-interest income, in the consolidated statements of income.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Other intangible assets that have finite lives, such as trade name, client relationships and non-compete agreements are amortized over their estimated useful lives and subject to periodic impairment testing. These other intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty years. Goodwill and other intangible assets are subject to impairment testing at the reporting unit level, which is conducted at least annually.

OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Estimated useful lives are dependent upon the nature and condition of the asset and range from three to ten years. Repairs and maintenance are charged to expense as incurred, while improvements that extend the useful life are capitalized and depreciated to operating expense over the estimated remaining life of the asset. When the Bank receives an allowance for improvements to be made to one of its leased offices, we record the allowance as a deferred liability and recognize it as a reduction to rent expense over the life of the related lease.

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

BORROWINGS
The Company records FHLB advances and subordinated notes payable at their principal amount net of debt issuance costs, per ASU 2015-03. Interest expense is recognized based on the coupon rate of the obligations. Costs associated with the acquisition of subordinated notes payable are amortized over the expected term of the borrowing.

EARNINGS PER COMMON SHARE
Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution of upon the exercise of stock options and vesting of restricted stock awards granted utilizing the treasury stock method.

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

The Company accounts for stock-based employee compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation. As a result, compensation cost for all share-based payments is based on the grant-date fair value estimated in accordance with ASC Topic 718. The value of the portion of the award that is ultimately expected to vest is included in stock-based employee compensation cost in the consolidated statements of income and recorded as a component of additional paid-in capital, for equity-based awards. Compensation expense for all awards is recognized on a straight-line basis over the requisite service period for the entire grant.

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

RECENT ACCOUNTING DEVELOPMENTS
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. It is effective for all other entities for fiscal years beginning after December 15, 2017, and interim periods within those years beginning after December 15, 2018. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. Even if an entity early adopts the amendments after the first interim period, the adoption date is as of the beginning of the year for the issues adopted by the cumulative-effect and prospective methods. Any adjustments to previously reported interim periods of that fiscal year should be included in the year-to-date results. If those previously reported interim results appear in any future filings, they are reported on the revised basis. We are currently evaluating the impact this standard will have on our results of operations and financial position.
In March 2016, the FASB issued ASU 2016-06, “Contingent Put and Call Options in Debt Instruments,” which clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. ASU 2016-06 is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2017, and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued but would be retroactively applied to the beginning of the year that includes that interim period. We are currently evaluating the impact this standard will have on our results of operations and financial position.
In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require dedesignation of that relationship, as long as all other hedge accounting criteria continue to be met. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2016. For all other entities, the guidance is effective for annual periods in fiscal years beginning after December 15, 2017, and for interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this standard will have on our results of operations and financial position.
In February 2016, the FASB issued ASU 2016-02, “Leases,” which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase their reported assets and liabilities - in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for annual and interim periods in fiscal years beginning after December 15, 2018. For all other entities it is effective for annual periods in fiscal years beginning after December 15, 2019, and interim periods in fiscal years beginning after December 15, 2020. ASU 2016-02 mandates a modified retrospective transition method for all entities. We are currently evaluating the impact this standard will have on our results of operations and financial position.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. All other entities must apply the new requirements for annual periods in fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. We are currently evaluating the impact this standard will have on our results of operations and financial position.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” This ASU will eliminate the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, “Technical Correction and Improvements,” which, among other things, corrects the initial codification of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as Amended by FASB Statement No. 166, Accounting for Transfers of Financial Assets).” The initial codification inadvertently added the word “public” to paragraph 860-10-50-7, which was not in the original guidance. The ASU also clarifies that the requirement relates to “involvement by others”. This amendment in ASU 2015-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-10 did not have a material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities are required to adopt the ASU retrospectively. The effective date for public business entities is fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for all entities. The adoption of ASU 2015-07 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. This includes the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. Early adoption is permitted, including early adoption in an interim period. If a reporting enterprise chooses to early adopt in an interim period, adjustments resulting from the revised consolidation analyses must be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted if applied from the beginning of the fiscal year of adoption. The effective date is the same for both public entities and all other entities. The adoption of ASU 2015-01 did not have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815),” which will require an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting the amendments should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendment is effective. Retrospective application is permitted to all relevant prior periods. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2014-16 did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity’s management should assess whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management should consider both quantitative and qualitative factors in making its assessment. If after considering management’s plans, substantial doubt about an entity’s going concern is alleviated, an entity shall disclose information in the footnotes that enables the users of the financial statements to understand the events that raised the going concern and how management’s plan alleviated this concern. If after considering management’s plans, substantial doubt about an entity’s going concern is not alleviated, the entity shall disclose in the footnotes indicating that a substantial doubt about the entity’s going concern exists within one year of the date of the issued financial statements. Additionally, the entity shall disclose the events that led to this going concern and management’s plans to mitigate them. The new standard applies to all entities for the first annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performing Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation-Stock Compensation, to awards with performance conditions that affect vesting. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, for all entities. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model that entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. Per ASU 2015-14, this update is effective for annual periods and interim periods within fiscal years beginning after December 15, 2017, for public business entities, certain employee benefit plans, and certain not-for-profit entities applying U.S. GAAP. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this standard will have on our results of operations and financial position.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$65,342	$403	$125	$65,620
Trust preferred securities	17,612	—	2,314	15,298
Non-agency mortgage-backed securities	5,752	—	40	5,712
Non-agency collateralized loan obligations	11,703	—	215	11,488
Agency collateralized mortgage obligations	48,097	83	415	47,765
Agency mortgage-backed securities	27,881	263	34	28,110
Agency debentures	4,729	—	53	4,676
Equity securities	8,433	—	564	7,869
Total investment securities available-for-sale	189,549	749	3,760	186,538
Investment securities held-to-maturity:
Corporate bonds	19,447	561	91	19,917
Agency debentures	2,454	46	—	2,500
Municipal bonds	25,355	572	—	25,927
Total investment securities held-to-maturity	47,256	1,179	91	48,344
Total	$236,805	$1,928	$3,851	$234,882

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

The equity securities noted above consist of short-duration, high-yield-bond mutual funds.

Income on investment securities included $961,000 in taxable interest income, $114,000 in non-taxable interest income and $73,000 in dividend income for the three months ended March 31, 2016, as compared to taxable interest income of $648,000, non-taxable interest income of $90,000 and dividend income of $54,000 for the three months ended March 31, 2015.

As of March 31, 2016, the contractual maturities of the debt securities are:

	March 31, 2016
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,990	$21,985	$—	$—
Due from one to five years	44,691	44,968	13,308	13,918
Due from five to ten years	9,717	9,589	32,522	32,931
Due after ten years	104,718	102,127	1,426	1,495
Total debt securities	$181,116	$178,669	$47,256	$48,344

Included in the $102.1 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of March 31, 2016, were $89.7 million, or 87.9%, in floating-rate securities. Included in the $32.5 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of March 31, 2016, were $8.0 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale of investment securities available-for-sale during the three months ended March 31, 2016 and 2015, were $681,000 and $9.7 million, respectively. Gross gains of $1,000 and $34,000 were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the three months ended March 31, 2016 and 2015, respectively. There were no gross losses realized during the three months ended March 31, 2016 and $17,000 in gross losses realized during the three months ended March 31, 2015 on investment securities available-for-sale.

Investment securities available-for-sale of $6.1 million, as of March 31, 2016, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired investment securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$11,422	$76	$15,519	$49	$26,941	$125
Trust preferred securities	7,206	1,355	8,093	959	15,299	2,314
Non-agency mortgage-backed securities	—	—	5,712	40	5,712	40
Non-agency collateralized loan obligations	11,488	215	—	—	11,488	215
Agency collateralized mortgage obligations	25,021	272	11,358	143	36,379	415
Agency mortgage-backed securities	1,757	23	6,855	11	8,612	34
Agency debentures	4,676	53	—	—	4,676	53
Equity securities	—	—	7,869	564	7,869	564
Total investment securities available-for-sale	61,570	1,994	55,406	1,766	116,976	3,760
Investment securities held-to-maturity:
Corporate bonds	5,409	91	—	—	5,409	91
Total investment securities held-to-maturity	5,409	91	—	—	5,409	91
Total temporarily impaired securities	$66,979	$2,085	$55,406	$1,766	$122,385	$3,851

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$23,582	$155	$6,460	$82	$30,042	$237
Trust preferred securities	8,076	471	8,526	507	16,602	978
Non-agency mortgage-backed securities	—	—	5,743	13	5,743	13
Non-agency collateralized loan obligations	9,859	132	—	—	9,859	132
Agency collateralized mortgage obligations	25,566	151	11,836	114	37,402	265
Agency mortgage-backed securities	1,469	15	10,811	172	12,280	187
Equity securities	—	—	7,759	599	7,759	599
Total investment securities available-for-sale	68,552	924	51,135	1,487	119,687	2,411
Investment securities held-to-maturity:
Corporate bonds	9,863	84	—	—	9,863	84
Municipal bonds	571	1	—	—	571	1
Total investment securities held-to-maturity	10,434	85	—	—	10,434	85
Total temporarily impaired securities	$78,986	$1,009	$51,135	$1,487	$130,121	$2,496

The change in the fair values of our municipal bonds, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations and certain equity securities, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 31 positions, aggregating to $3.8 million in unrealized losses that were temporarily impaired as of March 31, 2016, of which 13 positions were in an unrealized loss position for more than twelve months totaling $1.8 million. As of December 31, 2015, there were 36 positions, aggregating to $2.4 million in unrealized losses that were temporarily impaired, of which 14 positions were in an unrealized loss position for more than twelve months totaling $1.5 million. Within the held-to-maturity portfolio, there were three positions, aggregating to $91,000 in unrealized losses that were temporarily impaired as of March 31, 2016, of which no positions were in an unrealized loss position for more than twelve months. As of December 31, 2015, there were six positions, aggregating to $85,000 in unrealized losses that were temporarily impaired, of which no positions were in an unrealized loss position for more than twelve months.

There were no investment securities classified as trading securities outstanding as of March 31, 2016 and December 31, 2015, respectively. There was no activity in investment securities classified as trading during the three months ended March 31, 2016 and 2015.

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

Loans held-for-investment were comprised of the following:

	March 31, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$612,576	$917,903	$1,366,157	$2,896,636
Deferred loan (fees) costs	(304)	(2,543)	2,814	(33)
Loans held-for-investment, net of deferred fees	612,272	915,360	1,368,971	2,896,603
Allowance for loan losses	(11,464)	(5,666)	(1,416)	(18,546)
Loans held-for-investment, net	$600,808	$909,694	$1,367,555	$2,878,057

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$634,857	$864,863	$1,341,988	$2,841,708
Deferred loan (fees) costs	(625)	(2,675)	2,876	(424)
Loans held-for-investment, net of deferred fees	634,232	862,188	1,344,864	2,841,284
Allowance for loan losses	(11,064)	(5,344)	(1,566)	(17,974)
Loans held-for-investment, net	$623,168	$856,844	$1,343,298	$2,823,310

The Company’s customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of March 31, 2016 and December 31, 2015, was $1.34 billion and $1.27 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of March 31, 2016, were as follows: $1.01 billion in one year or less; $195.2 million in one to three years; and $140.5 million in greater than three years. The reserve for losses on unfunded commitments was $578,000 and $546,000 as of March 31, 2016 and December 31, 2015, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

Included in the unfunded commitment totals listed above, were loans in the process of origination totaling approximately $48.7 million and $31.1 million as of March 31, 2016 and December 31, 2015, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of March 31, 2016 and December 31, 2015, included in the total listed above, was $85.8 million and $89.9 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek recourse from the customer for reimbursement of amounts paid. As of March 31, 2016, $36.5 million in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the three months ended March 31, 2016, there was one draw on a standby letter of credit totaling $100,000, which was immediately repaid by the borrower. During the three months ended March 31, 2015, there were no draws on standby letters of credit. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

The industry of the borrower is an important indicator of risk, but there are also more specific risks depending on the condition of the local/regional economy. Collateral for these types of loans at times does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. Any C&I loans collateralized by cash and marketable securities are treated the same as private banking loans for purposes of the allowance for loan loss calculation. In addition, shared national credit loans that also involve a private equity sponsor are combined as a homogeneous group and evaluated separately based on the historical loss trend of such loans.

Middle-Market Banking: Commercial Real Estate Loans. This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for these loans. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk of these loans is generally confined to the construction period. If there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose/collateral of the loans is an important indicator of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as the condition of the local/regional economy, whether or not the project is owner occupied, the type of project, and the experience and resources of the developer.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which was 88.8% and 87.8% of total private banking loans as of March 31, 2016 and December 31, 2015, respectively.

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

On a monthly basis, management monitors various credit quality indicators for both the commercial and consumer loan portfolios, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company monitors the collateral of margin loans secured by cash and marketable securities within the private banking portfolio, which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

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

The Company’s risk ratings are consistent with regulatory guidance and are as follows:

Non-Rated – Loans to individuals and trusts are not individually risk rated, unless they are fully secured by liquid assets or cash, or have an exposure of $250,000 or greater and have certain actionable covenants, such as a liquidity covenant or a financial reporting covenant. In addition, commercial loans with an exposure of less than $500,000 are not required to be individually risk rated. Any loan, regardless of size, is risk rated if it is secured by marketable securities or if it becomes a criticized loan. The majority of the private banking loans that are not risk rated are residential mortgages and home equity loans. We monitor the performance of non-rated loans through ongoing reviews of payment delinquencies. These loans comprised 2.7% and 3.0% of the loans held-for-investment, as of March 31, 2016 and December 31, 2015, respectively. For loans that are not risk-rated, the most important indicators of risk are the existence of collateral, the type of collateral and for consumer real estate loans, whether the Bank has a first or second lien position.

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

The following tables present the recorded investment in loans by credit quality indicator:

	March 31, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$—	$—	$77,414	$77,414
Pass	559,131	912,448	1,290,844	2,762,423
Special mention	24,463	—	—	24,463
Substandard	28,678	2,912	713	32,303
Loans held-for-investment	$612,272	$915,360	$1,368,971	$2,896,603

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Non-rated	$2,017	$—	$83,513	$85,530
Pass	583,544	858,396	1,259,300	2,701,240
Special mention	31,863	880	—	32,743
Substandard	15,835	2,912	2,051	20,798
Doubtful	973	—	—	973
Loans held-for-investment	$634,232	$862,188	$1,344,864	$2,841,284

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,064	$5,344	$1,566	$17,974
Provision (credit) for loan losses	(50)	322	(150)	122
Charge-offs	—	—	—	—
Recoveries	450	—	—	450
Balance, end of period	$11,464	$5,666	$1,416	$18,546

	Three Months Ended March 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$13,501	$4,755	$2,017	$20,273
Provision for loan losses	683	218	24	925
Charge-offs	—	—	—	—
Recoveries	7	—	—	7
Balance, end of period	$14,191	$4,973	$2,041	$21,205

There were no charge-offs and $450,000 of recoveries on three C&I loans for the three months ended March 31, 2016. There were no charge-offs and there was a recovery of $7,000 on one C&I loan for the three months ended March 31, 2015.

The following tables present the age analysis of past due loans segregated by class of loan:

	March 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$612,272	$612,272
Commercial real estate	—	—	2,912	2,912	912,448	915,360
Private banking	—	—	224	224	1,368,747	1,368,971
Loans held-for-investment	$—	$—	$3,136	$3,136	$2,893,467	$2,896,603

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$976	$976	$633,256	$634,232
Commercial real estate	—	—	2,912	2,912	859,276	862,188
Private banking	—	—	1,431	1,431	1,343,433	1,344,864
Loans held-for-investment	$—	$—	$5,319	$5,319	$2,835,965	$2,841,284

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Three Months Ended March 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$17,628	$21,633	$4,793	$13,006	$—
Commercial real estate	—	—	—	—	—
Private banking	612	737	612	692	—
Total with a related allowance recorded	18,240	22,370	5,405	13,698	—
Without a related allowance recorded:
Commercial and industrial	492	508	—	498	7
Commercial real estate	2,912	9,067	—	2,912	—
Private banking	—	—	—	—	—
Total without a related allowance recorded	3,404	9,575	—	3,410	7
Total:
Commercial and industrial	18,120	22,141	4,793	13,504	7
Commercial real estate	2,912	9,067	—	2,912	—
Private banking	612	737	612	692	—
Total	$21,644	$31,945	$5,405	$17,108	$7

	As of and for the Twelve Months Ended December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$11,797	$19,204	$3,800	$15,331	$—
Commercial real estate	—	—	—	—	—
Private banking	745	864	745	824	—
Total with a related allowance recorded	12,542	20,068	4,545	16,155	—
Without a related allowance recorded:
Commercial and industrial	513	1,789	—	838	29
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,203	1,448	—	1,202	—
Total without a related allowance recorded	4,628	12,304	—	5,148	29
Total:
Commercial and industrial	12,310	20,993	3,800	16,169	29
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,948	2,312	745	2,026	—
Total	$17,170	$32,372	$4,545	$21,303	$29

Impaired loans as of March 31, 2016 and December 31, 2015, were $21.6 million and $17.2 million, respectively. There was no interest income recognized on these loans, while on non-accrual status, for the three months ended March 31, 2016, and the twelve months ended December 31, 2015. As of March 31, 2016 and December 31, 2015, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, as of March 31, 2016, there were specific reserves totaling $5.4 million, which were included in the $18.5 million allowance for loan losses. Also included in impaired loans were two C&I loans and one CRE loan with a combined balance of $3.4 million as of March 31, 2016, with no corresponding specific reserve since these loans had a net realizable value that management believes will be recovered from the borrower.

As of December 31, 2015, there were specific reserves totaling $4.5 million, which were included in the $18.0 million allowance for loan losses. Also included in impaired loans were three C&I loans, one CRE loans and two private banking loans with a combined balance of $4.6 million as of December 31, 2015, with no corresponding specific reserve since these loans had a net realizable value that management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	March 31, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$4,793	$—	$612	$5,405
Collectively evaluated for impairment	6,671	5,666	804	13,141
Total allowance for loan losses	$11,464	$5,666	$1,416	$18,546
Loans held-for-investment:
Individually evaluated for impairment	$18,120	$2,912	$612	$21,644
Collectively evaluated for impairment	594,152	912,448	1,368,359	2,874,959
Loans held-for-investment	$612,272	$915,360	$1,368,971	$2,896,603

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,800	$—	$745	$4,545
Collectively evaluated for impairment	7,264	5,344	821	13,429
Total allowance for loan losses	$11,064	$5,344	$1,566	$17,974
Loans held-for-investment:
Individually evaluated for impairment	$12,310	$2,912	$1,948	$17,170
Collectively evaluated for impairment	621,922	859,276	1,342,916	2,824,114
Loans held-for-investment	$634,232	$862,188	$1,344,864	$2,841,284

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$492	$510
Non-accrual loans	10,648	12,894
Total troubled debt restructurings	$11,140	$13,404

Of the non-accrual loans as of March 31, 2016, three C&I loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of March 31, 2016. The aggregate recorded investment of these loans was $11.1 million. There were unused commitments of $1.3 million on these loans as of March 31, 2016, of which $39,000 was related to the performing TDR.

Of the non-accrual loans as of December 31, 2015, five C&I loans and one residential mortgage loan were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2015. The aggregate recorded investment of these loans was $13.4 million. There were unused commitments of $1.7 million on these loans as of December 31, 2015, of which $39,000 was related to the performing TDR.

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. There were no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2016, and one private banking loan for $1.1 million that was modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2015.

There were no modifications made to loans designated as TDRs during the three months ended March 31, 2016. The financial effects of modifications made to loans designated as TDRs during three months ended March 31, 2015 were as follows:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term and deferred principal	1	$433	$398	$433	$398
Deferred principal	2	6,849	6,544	1,500	1,947
Total	3	$7,282	$6,942	$1,933	$2,345

Other Real Estate Owned

As of March 31, 2016 and December 31, 2015, the balance of the other real estate owned portfolio was $1.7 million and $1.7 million, respectively. There were no residential mortgage loans in the process of foreclosure as of March 31, 2016.

[5] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	March 31, 2016	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$155,188	$159,859
Interest-bearing checking accounts	0.05 to 0.52%	0.44%	0.42%	149,022	136,037
Money market deposit accounts	0.05 to 1.50%	0.62%	0.50%	1,610,089	1,464,279
Total demand and savings accounts				1,914,299	1,760,175
Time deposits	0.05 to 1.39%	0.83%	0.78%	841,908	929,669
Total deposit balance				$2,756,207	$2,689,844
Average rate paid on interest-bearing accounts		0.68%	0.60%

As of March 31, 2016 and December 31, 2015, the Bank had total brokered deposits of $1.02 billion and $1.05 billion, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $447.2 million and $496.5 million as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, time deposits with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $348.4 million and $409.2 million, respectively. Time deposits with balances of $250,000 or more, excluding brokered certificates of deposit, amounted to $114.6 million and $142.7 million as of March 31, 2016 and December 31, 2015, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
12 months or less	$622,909	$645,004
12 months to 24 months	181,577	219,333
24 months to 36 months	37,177	65,332
36 months to 48 months	245	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$841,908	$929,669

Interest expense on deposits is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Interest-bearing checking accounts	$153	$120
Money market deposit accounts	2,207	1,220
Time deposits	1,778	1,552
Total interest expense on deposits	$4,138	$2,892

[6] BORROWINGS

As of March 31, 2016 and December 31, 2015, borrowings were comprised of the following:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 3/31/2016	0.44%	$200,000	4/1/2016		$—
Issued 12/31/2015		—		0.51%	170,000	1/4/2016
Issued 7/29/2015	0.61%	25,000	8/4/2016	0.61%	25,000	8/4/2016
Issued 7/29/2015	0.72%	25,000	11/3/2016	0.72%	25,000	11/3/2016
Subordinated notes payable (net of debt issuance costs of $642 and $692)	5.75%	34,358	7/1/2019	5.75%	34,308	7/1/2019
Total borrowings, net		$284,358			$254,308

In June 2014, we completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of March 31, 2016, the Bank’s borrowing capacity is based on the information provided in the December 31, 2015, QCR filing. As of March 31, 2016, the Bank had securities held in safekeeping at the FHLB with a fair value of $6.1 million, combined with pledged loans of $713.7 million, for a borrowing capacity of $509.3 million, of which $250.0 million was outstanding in advances, as reflected in the table above. As of December 31, 2015, there was $220.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of March 31, 2016, the full amount of these established lines were available to the Bank.

The Holding Company established an unsecured line of credit of $25.0 million, effective December 29, 2015, with Texas Capital Bank. As of March 31, 2016, the full amount of this established line was available.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of March 31, 2016 and December 31, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

Financial depository institutions are categorized as well capitalized if they meet minimum Total risk-based, Tier 1 risk-based, CET 1 risk-based capital ratios and Tier 1 leverage ratio (Tier 1 capital to average assets) as set forth in the tables below. Based upon the information in the most recently filed Call Report, the Bank exceeded the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report that management believes have changed the Bank’s capital, as presented below.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. Basel III, which began phasing in on January 1, 2015, has replaced the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$328,511	13.36%	$196,641	8.00%	N/A	N/A
Bank	$317,301	13.04%	$194,737	8.00%	$243,421	10.00%
Tier 1 risk-based capital ratio
Company	$289,049	11.76%	$147,481	6.00%	N/A	N/A
Bank	$298,234	12.25%	$146,052	6.00%	$194,737	8.00%
Common equity tier 1 risk-based capital ratio
Company	$289,049	11.76%	$110,611	4.50%	N/A	N/A
Bank	$298,234	12.25%	$109,539	4.50%	$158,223	6.50%
Tier 1 leverage ratio
Company	$289,049	8.83%	$130,925	4.00%	N/A	N/A
Bank	$298,234	9.18%	$130,006	4.00%	$162,508	5.00%

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

In addition, the final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Company has not paid dividends to its holders of its common shares since its inception in 2007.

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan, under which eligible employees may contribute a percentage of their salary at their discretion. During the three months ended March 31, 2016 and 2015, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $196,000 and $187,000 for the three months ended March 31, 2016 and 2015, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five-year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three months ended March 31, 2016, the Company recorded expense related to SERP of $222,000, utilizing a discount rate of 2.15%. For the three months ended March 31, 2015, the Company recorded expense related to SERP of $192,000, utilizing a discount rate of 2.98%. The recorded liability related to the SERP plan was $2.3 million and $2.1 million as of March 31, 2016 and December 31, 2015, respectively.

[9] STOCK TRANSACTIONS

In October 2014, the Board of Directors authorized the repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock through December 31, 2015. During the year ended December 31, 2015, the Company repurchased a total of 321,109 shares for approximately $3.2 million, at an average cost of $9.84 per share. During the year ended December 31, 2014, the Company repurchased a total of 678,891 shares for approximately $6.7 million, at an average cost of $9.94 per share. Under this plan, the Company repurchased a total of 1,000,000 shares for approximately $9.9 million at an average cost of $9.90 per share and are held as treasury stock.

In January 2016, the Board of Directors authorized another repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock. During the three months ended March 31, 2016, the Company repurchased a total of 148,206 shares for approximately $1.7 million, at an average cost of $11.76 per share.

The tables below show the changes in the Company’s common shares outstanding during the periods indicated.

Number of Common Shares Outstanding
Balance, December 31, 2014	28,060,888
Issuance of restricted common stock	255,916
Forfeitures of restricted common stock	—
Exercise of stock options	—
Purchase of treasury stock	(308,342)
Balance, March 31, 2015	28,008,462

Balance, December 31, 2015	28,056,195
Issuance of restricted common stock	394,309
Forfeitures of restricted common stock	(4,000)
Exercise of stock options	2,500
Purchase of treasury stock	(148,206)
Balance, March 31, 2016	28,300,798

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015

Net income available to common shareholders	$5,843	$5,056
Weighted average common shares outstanding:
Basic	27,679,445	27,891,931
Non-vested restricted stock - dilutive	114,326	2,398
Stock options - dilutive	447,579	59,415
Diluted	28,241,350	27,953,744

Earnings per common share:
Basic	$0.21	$0.18
Diluted	$0.21	$0.18

	Three Months Ended March 31,
	2016	2015
Anti-dilutive shares (1)	626,893	2,345,393

(1)	Included stock options and non-vested restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2016 and December 31, 2015:

	Asset Derivatives		Liability Derivatives
	as of March 31, 2016		as of March 31, 2016
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$154
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$16,298	Other liabilities	$17,510

	Asset Derivatives		Liability Derivatives
	as of December 31, 2015		as of December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$229
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,662	Other liabilities	$9,363

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2016, the Company had four interest rate swaps, with a notional amount of $3.1 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for three months ended March 31, 2016 and 2015. There were no counterparty default losses on derivatives for the three months ended March 31, 2016 and 2015.

For the four derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2016, the Company recognized a net gain of $1,000 in non-interest income related to hedge ineffectiveness as compared to no gains during the three months ended March 31, 2015. The Company also recognized a decrease to interest income of $24,000 and $82,000 for the three months ended March 31, 2016 and 2015, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2016, the Company had 170 derivative transactions with an aggregate notional amount of $675.7 million related to this program. During the three months ended March 31, 2016 and 2015, the Company recognized a net loss of $455,000 and $217,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended March 31,
(Dollars in thousands)		2016	2015
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(24)	$(82)
	Non-interest income	1	—
Total		$(23)	$(82)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(455)	$(217)
Total		$(455)	$(217)

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

As of March 31, 2016, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $17.7 million. As of March 31, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $15.9 million. If the Company had breached any of these provisions as of March 31, 2016, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$65,620	$—	$65,620
Trust preferred securities	—	15,298	—	15,298
Non-agency mortgage-backed securities	—	5,712	—	5,712
Non-agency collateralized loan obligations	—	11,488	—	11,488
Agency collateralized mortgage obligations	—	47,765	—	47,765
Agency mortgage-backed securities	—	28,110	—	28,110
Agency debentures	—	4,676	—	4,676
Equity securities	7,869	—	—	7,869
Interest rate swaps	—	16,298	—	16,298
Total financial assets	7,869	194,967	—	202,836

Financial liabilities:
Interest rate swaps	—	17,664	—	17,664
Total financial liabilities	$—	$17,664	$—	$17,664

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$43,733	$—	$43,733
Trust preferred securities	—	16,601	—	16,601
Non-agency mortgage-backed securities	—	5,743	—	5,743
Non-agency collateralized loan obligations	—	11,711	—	11,711
Agency collateralized mortgage obligations	—	49,371	—	49,371
Agency mortgage-backed securities	—	28,669	—	28,669
Agency debentures	—	4,732	—	4,732
Equity securities	7,759	—	—	7,759
Interest rate swaps	—	8,662	—	8,662
Total financial assets	7,759	169,222	—	176,981

Financial liabilities:
Interest rate swaps	—	9,592	—	9,592
Total financial liabilities	$—	$9,592	$—	$9,592

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$16,239	$16,239
Other real estate owned	—	—	1,730	1,730
Total assets	$—	$—	$17,969	$17,969

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,625	$12,625
Other real estate owned	—	—	1,730	1,730
Total assets	$—	$—	$14,355	$14,355

As of March 31, 2016, the Company recorded $5.4 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $3.4 million, and as a result of adjusting the value based upon the discounted cash flow to $12.8 million as of March 31, 2016.

As of December 31, 2015, the Company recorded $4.5 million of specific reserves to allowance for loan losses as a result of adjusting the fair value of the collateral for certain collateral dependent impaired loans to $5.4 million, and as a result of adjusting the value based upon the discounted cash flow to $7.2 million as of December 31, 2015.

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is designated as a TDR. Impairment is measured based on a discounted cash flows method or the fair value of the underlying collateral less estimated selling costs. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and cause us to believe our recovered value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans as part of the allowance for loan losses.

OTHER REAL ESTATE OWNED
Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at the lower of the related loan balance or fair value, less estimated disposition costs, with the fair value being determined by appraisal. Our policy is to obtain appraisals on collateral supporting OREO on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and cause us to believe our recovered value may be less than the independent appraised value. Accordingly, real estate owned is classified as Level 3.

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$3,405	Appraisal value	Discount due to salability conditions	—%	(2)

Loans measured for impairment, net	$12,834	Discounted cash flow	Discount due to restructured nature of operations	6%

Other real estate owned	$1,730	Appraisal value	Discount due to salability conditions	10%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

(2)	The collateral value exceeds the net realizable value of these loans and therefore no discount was taken.

	December 31, 2015
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$5,428	Appraisal value or Liquidation analysis	Discount due to salability conditions	14%

Loans measured for impairment, net	$7,197	Discounted cash flow	Discount due to restructured nature of operations	7%

Other real estate owned	$1,730	Appraisal value	Discount due to salability conditions	10%

(1)
Fair value is generally determined through independent appraisals or liquidation analysis of the underlying collateral, which may include level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral dependent.

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$110,493	$110,493	$96,676	$96,676
Investment securities available-for-sale: debt	2	178,669	178,669	160,560	160,560
Investment securities available-for-sale: equity	1	7,869	7,869	7,759	7,759
Investment securities held-to-maturity	2	47,256	48,344	47,290	48,099
Loans held-for-investment, net	3	2,878,057	2,879,461	2,823,310	2,813,278
Accrued interest receivable	2	7,904	7,904	7,056	7,056
Investment management fees receivable	2	6,068	6,068	6,191	6,191
Federal Home Loan Bank stock	2	10,602	10,602	9,802	9,802
Bank owned life insurance	2	60,460	60,460	60,019	60,019
Interest rate swaps	2	16,298	16,298	8,662	8,662
Other real estate owned	3	1,730	1,730	1,730	1,730

Financial liabilities:
Deposits	2	$2,756,207	$2,757,009	$2,689,844	$2,690,693
Borrowings, net	2	284,358	285,137	254,308	255,179
Interest rate swaps	2	17,664	17,664	9,592	9,592

During the three months ended March 31, 2016 and 2015, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2016 and December 31, 2015:

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended March 31,
	2016	2015
(Dollars in thousands)	Unrealized Gains and Losses on Investment Securities	Unrealized Gains and Losses on Investment Securities
Balance, beginning of period	$(1,443)	$(627)
Change in unrealized holding gains (losses)	(650)	293
Gains reclassified from other comprehensive income (loss) (1)	(1)	(11)
Net other comprehensive income (loss)	(651)	282
Balance, end of period	$(2,094)	$(345)

(1)
Consists of net realized gains on sales of investment securities available-for-sale of $1,000 and $17,000, net of income tax expense of $0 and $6,000 for the three months ended March 31, 2016 and 2015, respectively.

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

The following tables provide financial information for the two segments of the Company as of and for the periods indicated. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Assets:	(unaudited)
Bank	$3,332,996	$3,236,756
Investment management	60,983	65,516
Parent and other	5,892	(101)
Total assets	$3,399,871	$3,302,171

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:	(unaudited)				(unaudited)
Interest income	$23,190	$—	$73	$23,263	$19,941	$—	$54	$19,995
Interest expense	4,432	—	551	4,983	3,000	—	539	3,539
Net interest income (loss)	18,758	—	(478)	18,280	16,941	—	(485)	16,456
Provision for loan losses	122	—	—	122	925	—	—	925
Net interest income (loss) after provision for loan losses	18,636	—	(478)	18,158	16,016	—	(485)	15,531
Non-interest income:
Investment management fees	—	7,073	(54)	7,019	—	7,702	(47)	7,655
Net gain on the sale of investment securities available-for-sale	1	—	—	1	17	—	—	17
Other non-interest income	1,992	—	—	1,992	1,385	1	—	1,386
Total non-interest income	1,993	7,073	(54)	9,012	1,402	7,703	(47)	9,058
Non-interest expense:
Intangible amortization expense	—	390	—	390	—	389	—	389
Other non-interest expense	12,325	5,293	(2)	17,616	11,254	5,498	(39)	16,713
Total non-interest expense	12,325	5,683	(2)	18,006	11,254	5,887	(39)	17,102
Income (loss) before tax	8,304	1,390	(530)	9,164	6,164	1,816	(493)	7,487
Income tax expense (benefit)	2,990	532	(201)	3,321	1,897	688	(154)	2,431
Net income (loss)	$5,314	$858	$(329)	$5,843	$4,267	$1,128	$(339)	$5,056

[16] SUBSEQUENT EVENT

On April 29, 2016, TriState Capital Holdings, Inc. closed its previously announced acquisition of investment management firm The Killen Group, Inc. Considering the close proximity of the closing of this acquisition, the disclosures required under ASC Topic 805, Business Combinations, will be provided in the Company’s next quarterly filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three months ended March 31, 2016. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2016.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Deterioration of our asset quality;

•	Our ability to prudently manage our growth and execute our strategy;

•	Changes in the value of collateral securing our loans;

•	Business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	Changes in management personnel;

•	Our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	Our ability to provide investment management performance competitive with our peers and benchmarks;

•	Operational risks associated with our business;

•	Volatility and direction of market interest rates;

•	Increased competition in the financial services industry, particularly from regional and national institutions;

•	Changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

•	Further government intervention in the U.S. financial system;

•	Natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	Other factors that are discussed in the section entitled “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC on February 16, 2016, which is accessible at www.sec.gov.

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

General

We are a bank holding company that operates through two reporting segments: Bank and Investment Management. The Bank segment provides commercial banking and private banking services to middle-market businesses and high-net-worth individuals through our TriState Capital Bank subsidiary. The Bank segment generates most of its revenue from interest on loans and investments, loan-related fees and deposit-related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. The Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional plan sponsors through our Chartwell Investment Partners, LLC subsidiary and also supports distribution and marketing efforts for Chartwell’s proprietary investment products through our Chartwell TSC Securities Corp. subsidiary. The

Investment Management segment generates most of its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

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

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), which is applying to be registered as a broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis, which had assets under management of $8.58 billion as of March 31, 2016. Our broker/dealer subsidiary, once registered, will support any distribution and marketing efforts for Chartwell’s proprietary investment products that may require SEC or FINRA licensing. On December 16, 2015, the Company entered into a definitive asset purchase agreement to acquire The Killen Group, Inc. (“TKG”) that closed on April 29, 2016. The privately held investment manager has assets under management of approximately $2.06 billion as of March 31, 2016.

For the three months ended March 31, 2016, our net income was $5.8 million compared to $5.1 million for the same period in 2015, an increase of $787,000, primarily due to the net impact of (1) a $1.8 million, or 11.1%, increase in our net interest income; (2) a decrease in provision for loan losses of $803,000; (3) a decrease in non-interest income of $46,000, largely related to lower investment management fees offset by higher swap fees, (4) an increase of $904,000 in our non-interest expense; and (5) a $890,000 increase in income taxes.

Our diluted EPS was $0.21 for the three months ended March 31, 2016, compared to $0.18 for the same period in 2015. The increase is a result of an increase of $787,000 in our net income.

For the three months ended March 31, 2016, total revenue increased $1.8 million, or 7.0%, to $27.3 million from $25.5 million for the same period in 2015, driven by higher net interest income for the Bank. Pre-tax, pre-provision net revenue increased $890,000, or 10.6%, to $9.3 million for the three months ended March 31, 2016, from $8.4 million for the same period in 2015, resulting from higher total revenue partially offset by higher non-interest expenses.

Our annualized net interest margin was 2.33% for the three months ended March 31, 2016, as compared to 2.44%, for the same period in 2015. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking margin loan portfolio that the Bank has made its fastest growing channel, which was partially offset by the effect on our floating-rate loans due to the Federal Reserve’s increase in the target federal funds rate in December 2015.

For the three months ended March 31, 2016, the Bank’s efficiency ratio decreased to 59.40% as compared to 61.41% for the same period in 2015, due to higher total revenue of the Bank segment related to net interest income and swap fees during the three months ended March 31, 2016. Our non-interest expense to average assets for the three months ended March 31, 2016, was 2.19% compared to 2.41%, for the same period in 2015.

Our annualized return on average assets was unchanged at 0.71% for the three months ended March 31, 2016 and 2015. Our annualized return on average equity was 7.15%, for the three months ended March 31, 2016, as compared to 6.66% for the same period in 2015.

Total assets of $3.40 billion as of March 31, 2016, increased $97.7 million, or 11.9% on an annualized basis, from December 31, 2015. Loans held-for-investment grew by $55.3 million to $2.90 billion as of March 31, 2016, an annualized increase of 7.8%, from December 31, 2015, as a result of growth in our commercial real estate and private banking loan portfolios. Total deposits increased $66.4 million, or 9.9% on an annualized basis, to $2.76 billion as of March 31, 2016, from December 31, 2015.

Non-performing assets to total assets increased to 0.67% as of March 31, 2016, from 0.56% as of December 31, 2015, primarily due to the addition of one $7.0 million non-performing commercial and industrial loan partially offset by $2.5 million in paydowns and three payoffs on non-performing loans during the three months ended March 31, 2016. There were recoveries of $450,000 for the three months ended March 31, 2016, compared to $7,000 for the same period in 2015.

The allowance for loan losses to loans was 0.64% as of March 31, 2016, compared to 0.63% as of December 31, 2015. The allowance for loan losses to non-performing loans decreased to 87.68% as of March 31, 2016, from 107.89% as of December 31, 2015. This change was primarily due to higher non-performing loan balances as of March 31, 2016, as noted above. The provision for loan losses was $122,000 for the three months ended March 31, 2016, as compared to $925,000 for the same period in 2015. The trend of our recent provision expense reflects the change in complexion of our loan portfolio over the past year with a decrease in adverse-rated credits and a much larger percentage of the portfolio in loans secured by marketable securities.

Our book value per common share increased $0.05 to $11.67 as of March 31, 2016, from $11.62 as of December 31, 2015, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock during three months ended March 31, 2016.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “total revenue,” “pre-tax, pre-provision net revenue,” and “efficiency ratio.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

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

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Pre-tax, pre-provision net revenue:
Net interest income	$18,280	$16,456
Total non-interest income	9,012	9,058
Less: net gain on the sale of investment securities available-for-sale	1	17
Total revenue	27,291	25,497
Less: total non-interest expense	18,006	17,102
Pre-tax, pre-provision net revenue	$9,285	$8,395

Efficiency ratio:
Total non-interest expense	$18,006	$17,102
Less: non-recurring acquisition related expenses	1	—
Less: intangible amortization expenses	390	389
Total non-interest expense (numerator)	$17,615	$16,713
Total revenue (denominator)	$27,291	$25,497
Efficiency ratio	64.55%	65.55%

BANK SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Bank pre-tax, pre-provision net revenue:
Net interest income	$18,758	$16,941
Total non-interest income	1,993	1,402
Less: net gain on the sale of investment securities available-for-sale	1	17
Total revenue	20,750	18,326
Less: total non-interest expense	12,325	11,254
Pre-tax, pre-provision net revenue	$8,425	$7,072

Bank efficiency ratio:
Total non-interest expense (numerator)	$12,325	$11,254
Total revenue (denominator)	$20,750	$18,326
Efficiency ratio	59.40%	61.41%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 67.0% and 64.5% of total revenue for the three months ended March 31, 2016 and 2015, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Interest income	$23,263	$19,995
Fully taxable equivalent adjustment	72	58
Interest income adjusted	23,335	20,053
Less: interest expense	4,983	3,539
Net interest income adjusted	$18,352	$16,514

Yield on earning assets	2.96%	2.96%
Cost of interest-bearing liabilities	0.71%	0.60%
Net interest spread	2.25%	2.36%
Net interest margin (1)	2.33%	2.44%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended March 31, 2016 and 2015. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$102,680	$133	0.52%	$118,761	$102	0.35%
Federal funds sold	6,053	5	0.33%	5,807	1	0.07%
Investment securities available-for-sale	176,307	743	1.69%	161,484	488	1.23%
Investment securities held-to-maturity	47,278	466	3.96%	35,744	352	3.99%
Total loans	2,834,964	21,988	3.12%	2,425,211	19,110	3.20%
Total interest-earning assets	3,167,282	23,335	2.96%	2,747,007	20,053	2.96%
Other assets	146,413			132,327
Total assets	$3,313,695			$2,879,334

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$144,473	$153	0.43%	$115,543	$120	0.42%
Money market deposit accounts	1,551,068	2,207	0.57%	1,259,148	1,220	0.39%
Time deposits (excluding CDARS®)	439,896	985	0.90%	442,402	987	0.90%
CDARS® time deposits	453,553	793	0.70%	422,955	565	0.54%
Borrowings:
FHLB borrowing	187,253	291	0.63%	100,389	93	0.38%
Subordinated notes payable, net	34,326	554	6.49%	34,123	554	6.58%
Total interest-bearing liabilities	2,810,569	4,983	0.71%	2,374,560	3,539	0.60%
Noninterest-bearing deposits	151,940			161,850
Other liabilities	22,550			35,147
Shareholders' equity	328,636			307,777
Total liabilities and shareholders' equity	$3,313,695			$2,879,334

Net interest income (1)		$18,352			$16,514
Net interest spread			2.25%			2.36%
Net interest margin (1)			2.33%			2.44%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended March 31, 2016 and 2015. Net interest income, calculated on a fully taxable equivalent basis, increased $1.8 million, or 11.1%, to $18.4 million for the three months ended March 31, 2016, from $16.5 million for the same period in 2015. The increase in net interest income for the three months ended March 31, 2016, was primarily attributable to a $420.3 million, or 15.3%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $3.3 million, or 16.4%, in interest income, partially offset by an increase of $1.4 million, or 40.8%, in interest expense. Net interest margin decreased to 2.33% for the three months ended March 31, 2016, as compared to 2.44% for the same period in 2015, driven by higher interest expense associated with the higher average deposits and FHLB borrowings.

The increase in interest income was primarily the result of an increase in average total loans of $409.8 million, or 16.9%, which is our primary earning asset and the Bank’s core business, an increase of $26.4 million, or 13.4%, in average investment securities balances and an increase of 46 basis points in yield on investment securities available-for-sale, partially offset by a decrease of eight basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel, which was partially offset by the effect on our floating-rate loans due to the Federal Reserve’s increase in the target federal funds rate in December 2015. The overall yield on interest-earning assets remained constant at 2.96% for the three months ended March 31, 2016, as compared to the same period in 2015.

Interest expense on interest-bearing liabilities of $5.0 million, for the three months ended March 31, 2016, increased $1.4 million, or 40.8%, from the same period in 2015, as a result of an increase of $436.0 million, or 18.4%, in average interest-bearing liabilities for the three months ended March 31, 2016, coupled with an increase of 11 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2015. The increase in average rate paid was reflective of increases in rates paid in money market deposits, CDARS® time deposits and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $291.9 million, or 23.2%, in average money market deposit accounts and an increase of $86.9 million, or 86.5%, in the average balance of FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended March 31, 2016 and 2015. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2016 over 2015
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$46	$(15)	$31
Federal funds sold	4	—	4
Investment securities available-for-sale	205	50	255
Investment securities held-to-maturity	(4)	118	114
Total loans	(495)	3,373	2,878
Total increase (decrease) in interest income	(244)	3,526	3,282

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	1	32	33
Money market deposit accounts	653	334	987
Time deposits (excluding CDARS®)	(1)	(1)	(2)
CDARS® time deposits	183	45	228
Borrowings:
FHLB borrowing	86	112	198
Subordinated notes payable, net	(5)	5	—
Total increase in interest expense	917	527	1,444
Total increase (decrease) in net interest income	$(1,161)	$2,999	$1,838

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

Provision for Loan Losses for the Three Months Ended March 31, 2016 and 2015. We recorded provision for loan losses of $122,000 for the three months ended March 31, 2016, compared to $925,000 for the three months ended March 31, 2015. The provision for the three months ended March 31, 2016, was comprised of a net increase of $993,000 in specific reserves on commercial and industrial non-performing loans and an increase of $322,000 in general reserves on commercial real estate loans due to growth, partially offset by a decrease of $593,000 in general reserves on commercial and industrial loans, due to decreases in loan balances, recoveries of $450,000, and a decrease of $133,000 of specific reserves on private banking non-performing loans. The provision for loan losses for the three months ended March 31, 2015, was comprised of the net increase of $1.6 million in specific reserves on non-performing commercial and industrial loans and an increase of $218,000 in the general reserve of the commercial real estate portfolio due to growth, partially offset by a decrease of $878,000 in commercial and industrial general reserves primarily due to overall decreases in this loan portfolio.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees for Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. In addition, from time to time as opportunities arise, we sell portions of our investment securities available-for-sale portfolio. Gains or losses experienced on these sales are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses is impacted by a number of factors, including the nature of the security sold, the purpose of the sale, the interest rate environment and other market conditions. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$7,073	$(54)	$7,019	$—	$7,702	$(47)	$7,655
Service charges	136	—	—	136	163	—	—	163
Net gain on the sale of investment securities available-for-sale	1	—	—	1	17	—	—	17
Swap fees	1,240	—	—	1,240	317	—	—	317
Commitment and other fees	502	—	—	502	507	—	—	507
Other income (1)	114	—	—	114	398	1	—	399
Total non-interest income	$1,993	$7,073	$(54)	$9,012	$1,402	$7,703	$(47)	$9,058

(1)	Other income includes such items as income from BOLI, unrealized gain (loss) on swaps, FHLB stock dividends, gain on the sale of REO and other general operating income.

Non-Interest Income for the Three Months Ended March 31, 2016 and 2015. Our non-interest income was $9.0 million for the three months ended March 31, 2016, a decrease of $46,000, or 0.5%, from $9.1 million for the same period in 2015, of which $591,000 relates to the increase in income of the Bank segment and $630,000 relates to the decrease in income of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Investment Management Segment:

•
Investment management fees decreased $629,000 for the three months ended March 31, 2016, as compared to the same period in 2015, driven by market volatility during the quarter. Assets under management of $8.58 billion as of March 31, 2016, increased $475.0 million from March 31, 2015, largely due to new client assets added late in the quarter.

Bank Segment:

•
Swap fees increased $923,000 for the three months ended March 31, 2016, as compared to the same period in 2015, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions.

•
Other income decreased $284,000 for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to a decrease of $226,000 in the fair values of our swaps, $111,000 lower dividends on FHLB stock, partially offset by an increase of $50,000 in BOLI income.

Non-Interest Expense

Our non-interest expense represents the operating cost of maintaining and growing our business. The largest portion of non-interest expense for each segment is compensation and employee benefits, which include employee payroll expense as well as the cost of incentive compensation, benefit plans, health insurance and payroll taxes, all of which are impacted by the growth in our employee base, coupled with increases in the level of compensation and benefits of our existing employees. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest expense by operating segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$7,719	$4,214	$—	$11,933	$6,838	$4,576	$—	$11,414
Premises and occupancy costs	923	206	—	1,129	935	187	—	1,122
Professional fees	725	128	(52)	801	827	96	(47)	876
FDIC insurance expense	522	—	—	522	468	—	—	468
General insurance expense	179	66	—	245	245	49	—	294
State capital shares tax	329	—	—	329	273	—	—	273
Travel and entertainment expense	402	175	—	577	360	166	—	526
Data processing expense	292	—	—	292	262	—	—	262
Intangible amortization expense	—	390	—	390	—	389	—	389
Other operating expenses (1)	1,234	504	50	1,788	1,046	424	8	1,478
Total non-interest expense	$12,325	$5,683	$(2)	$18,006	$11,254	$5,887	$(39)	$17,102

Full-time equivalent employees (2)	138	53	—	191	133	53	—	186

(1)	Other operating expenses includes such items as organizational dues and subscriptions, charitable contributions, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended March 31, 2016 and 2015. Our non-interest expense for the three months ended March 31, 2016, increased $904,000, or 5.3%, as compared to the same period in 2015, of which $1.1 million relates to the increase in expenses of the Bank segment and $204,000 relates to the decrease in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the three months ended March 31, 2016, decreased by $362,000, compared to the same period in 2015, primarily due to lower incentive compensation correlated to the decrease in investment management fees for the quarter.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended March 31, 2016, increased by $881,000, compared to the same period in 2015, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and an increase in stock-based compensation expense.

•
Professional fees decreased by $102,000 for the three months ended March 31, 2016, compared to the same period in 2015, primarily driven by lower legal workout related expenses due to fewer non-performing loans.

•
Other operating expenses for the three months ended March 31, 2016, increased by $188,000, compared to the same period in 2015, primarily due to higher costs related to servicing our private banking margin loans.

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

Income Taxes for the Three Months Ended March 31, 2016 and 2015. For the three months ended March 31, 2016, we recognized income tax expense of $3.3 million, or 36.2% of income before tax, as compared to income tax expense of $2.4 million, or 32.5% of income before tax, for the same period in 2015. Our effective tax rate of 36.2% for the three months ended March 31, 2016, increased as compared to the prior year due to investment tax credits recognized in 2015 but not in 2016.

Financial Condition

Our total assets as of March 31, 2016, were $3.40 billion, which was an increase of $97.7 million, or 11.9% on an annualized basis, from December 31, 2015, driven by growth in our loan and investments portfolios. As of March 31, 2016, our loan portfolio of $2.90 billion, increased $55.3 million, or 7.8% annualized, from December 31, 2015. Total investment securities increased $18.2 million, or 33.9% annualized, to $233.8 million, as of March 31, 2016, from $215.6 million, as of December 31, 2015, primarily as a result of purchases of investment grade corporate bonds. Cash and cash equivalents increased $13.8 million, to $110.5 million, as of March 31, 2016, from $96.7 million, as of December 31, 2015. As of March 31, 2016, our total deposits of $2.76 billion increased $66.4 million, or 9.9% annualized, from December 31, 2015, primarily to fund loan growth. Net borrowings increased $30.1 million, to $284.4 million, as of March 31, 2016, from $254.3 million as of December 31, 2015. Our shareholders’ equity increased $4.3 million to $330.2 million as of March 31, 2016, from $326.0 million as of December 31, 2015. This increase was primarily the result of $5.8 million in net income, partially offset by the purchase of $1.7 million in treasury stock.

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. The loan portfolio represents our largest earning asset.

The following table presents the composition of our loan portfolio as of the dates indicated:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$1,368,971	47.3%	$1,344,864	47.3%
Middle-market banking loans:
Commercial and industrial	612,272	21.1%	634,232	22.4%
Commercial real estate	915,360	31.6%	862,188	30.3%
Total middle-market banking loans	1,527,632	52.7%	1,496,420	52.7%
Loans held-for-investment	$2,896,603	100.0%	$2,841,284	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $55.3 million, or 7.8% on an annualized basis, to $2.90 billion as of March 31, 2016, as compared to December 31, 2015. Our growth for the three months ended March 31, 2016, was comprised of an increase in private banking loans of $24.1 million, or 7.2% annualized, a decrease in commercial and industrial loans of $22.0 million, or 13.9% annualized, and an increase in commercial real estate loans of $53.2 million, or 24.8% annualized.

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel that operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of March 31, 2016 there was $1.21 billion, or 88.8%, of private banking loans that were secured by cash and marketable securities as compared to $1.18 billion, or 87.8%, as of December 31, 2015. Our private banking lines of credit are typically due on demand or if they have stated maturities, the term is predominately less than one year. The growth in loans secured by cash and marketable securities is expected to continue as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile. On a daily basis, we monitor the collateral of these margin loans secured by cash and marketable securities, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2016	December 31, 2015
Private banking loans:
Secured by cash and marketable securities	$1,214,979	$1,180,717
Secured by real estate	125,310	134,785
Other	28,682	29,362
Total private banking loans	$1,368,971	$1,344,864

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

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, retail, industrial, multifamily and hospitality. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for these loans.

As of March 31, 2016, there were $710.4 million of total commercial real estate loans with a floating rate and $204.9 million with a fixed rate, as compared to $650.0 million and $212.2 million, respectively, as of December 31, 2015.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	March 31, 2016
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$1,206,841	$114,736	$47,394	$1,368,971
Commercial and industrial	123,788	440,543	47,941	612,272
Commercial real estate	172,602	484,975	257,783	915,360
Loans held-for-investment	$1,503,231	$1,040,254	$353,118	$2,896,603

Interest rate sensitivity:
Fixed interest rates	$104,974	$195,115	$118,151	$418,240
Floating or adjustable interest rates	1,398,257	845,139	234,967	2,478,363
Loans held-for-investment	$1,503,231	$1,040,254	$353,118	$2,896,603

Interest Reserve Loans

As of March 31, 2016, loans with interest reserves totaled $117.1 million, which represented 4.0% of loans held-for-investment, as compared to $117.4 million, or 4.1%, as of December 31, 2015. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of our three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage that drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on management’s judgment, as to the probable impact on each loan portfolio and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality at least quarterly.

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015
General reserves	$13,141	$13,429
Specific reserves	5,405	4,545
Total allowance for loan losses	$18,546	$17,974

Allowance for loan losses to loans	0.64%	0.63%

As of March 31, 2016, we had specific reserves totaling $5.4 million related to three commercial and industrial loans and two private banking loans, with an aggregated total outstanding balance of $18.2 million. All of these loans were on non-accrual status as of March 31, 2016.

As of December 31, 2015, we had specific reserves totaling $4.5 million related to three commercial and industrial loans and two private banking loans, with an aggregated total outstanding balance of $12.5 million. All of these loans were on non-accrual status as of December 31, 2015.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$11,464	61.8%	21.1%	$11,064	61.6%	22.4%
Commercial real estate	5,666	30.6%	31.6%	5,344	29.7%	30.3%
Private banking	1,416	7.6%	47.3%	1,566	8.7%	47.3%
Total allowance for loan losses	$18,546	100.0%	100.0%	$17,974	100.0%	100.0%

Allowance for Loan Losses as of March 31, 2016 and December 31, 2015. Our allowance for loan losses increased to $18.5 million, or 0.64% of loans, as of March 31, 2016, as compared to $18.0 million, or 0.63% of loans, as of December 31, 2015. Our allowance for loan losses related to commercial and industrial loans increased $400,000 to $11.5 million as of March 31, 2016, as compared to $11.1 million as of December 31, 2015. This increase was attributable to an increase of $993,000 in specific reserves largely related to an addition of one non-performing loan, partially offset by a decrease of $593,000 in general reserves related primarily to overall decreases in the commercial and industrial loan balances. Our allowance for loan losses related to commercial real estate loans increased by $322,000 to $5.7 million as of March 31, 2016, as compared to $5.3 million as of December 31, 2015, primarily due to the growth in the commercial real estate loan portfolio. Our allowance for loan losses related to private banking loans decreased $150,000 to $1.4 million as of March 31, 2016, from $1.6 million as of December 31, 2015. This decrease was attributable to lower specific reserves related to paydowns on non-performing loans.

Net Charge-Offs

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible to be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	the status of a bankruptcy proceeding;

•	the value of collateral and probability of successful liquidation; and

•	the status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs/recoveries for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Beginning balance	$17,974	$20,273
Charge-offs:
Commercial and industrial	—	—
Commercial real estate	—	—
Private banking	—	—
Total charge-offs	—	—
Recoveries:
Commercial and industrial	450	7
Commercial real estate	—	—
Private banking	—	—
Total recoveries	450	7
Net recoveries (charge-offs)	450	7
Provision for loan losses	122	925
Ending balance	$18,546	$21,205

Net loan charge-offs (recoveries) to average total loans (1)	(0.06)%	—%
Provision for loan losses to average total loans (1)	0.02%	0.15%
Allowance for loan losses to net loan charge-offs (recoveries) (1)	n/m	n/m
Provision for loan losses to net loan charge-offs (recoveries)	(27.11)%	n/m

(1)	Interim period ratios are annualized.
n/m: Not meaningful

Net Charge-Offs (Recoveries) for the Three Months Ended March 31, 2016. Our net loan recoveries of $450,000, or 0.06% of average loans on an annualized basis, for the three months ended March 31, 2016, were related to three commercial and industrial loans.

Net Charge-Offs (Recoveries) for the Three Months Ended March 31, 2015. Our net loan recovery of $7,000 for the three months ended March 31, 2015, was related to one commercial and industrial loan.

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

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of March 31, 2016 and December 31, 2015, and there was no interest income recognized on these loans, while on non-accrual status, for the three months ended March 31, 2016 and 2015. As of March 31, 2016, non-performing loans were $21.2 million, or 0.73% of total loans, compared to $16.7 million, or 0.59% of total loans, as of December 31, 2015. We had specific reserves of $5.4 million and $4.5 million as of March 31, 2016 and December 31, 2015, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 50.1% and 38.0% of the original loan balance after payments, charge-offs and specific reserves as of March 31, 2016 and December 31, 2015, respectively.

For additional information on our non-performing loans for March 31, 2016 and December 31, 2015, refer to Note 4, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $22.9 million, or 0.67% of total assets, as of March 31, 2016, as compared to $18.4 million, or 0.56% of total assets, as of December 31, 2015. The increase in non-performing assets was primarily the result of an addition of one $7.0 million non-performing loan, partially offset by $2.5 million in paydowns and three payoffs on non-performing loans during the three months ended March 31, 2016. This increase was considered within the assessment of the determination of the allowance for loan losses. As of March 31, 2016 and December 31, 2015, we had three OREO properties totaling $1.7 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Non-performing loans:
Commercial and industrial	$17,628	$11,800
Commercial real estate	2,912	2,912
Private banking	612	1,948
Total non-performing loans	$21,152	$16,660
Other real estate owned	1,730	1,730
Total non-performing assets	$22,882	$18,390

Non-performing troubled debt restructured loans (1)	$10,648	$12,894
Performing troubled debt restructured loans	$492	$510
Non-performing loans to total loans	0.73%	0.59%
Allowance for loan losses to non-performing loans	87.68%	107.89%
Non-performing assets to total assets	0.67%	0.56%

(1)	Included in total non-performing loans.

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

For additional information on the age analysis of past due loans segregated by class of loan for March 31, 2016 and December 31, 2015, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for March 31, 2016 and December 31, 2015, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

On a quarterly basis, we determine the fair market value of our investment securities based on information provided by external sources. In addition, on a quarterly basis, we conduct an internal evaluation of changes in the fair market value of our investment securities to gain a level of comfort with the market value information received from the external sources.

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

As of March 31, 2016 and December 31, 2015, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of March 31, 2016, was approximately 1.8, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $186.5 million and $168.3 million in investment securities available-for-sale as of March 31, 2016 and December 31, 2015, respectively. The increase of $18.2 million was primarily attributable to the net activity of purchases of $22.3 million, repayments of $2.2 million and sales of $681,000 of certain securities during the three months ended March 31, 2016.

On a fair value basis, 65.0% of our available-for-sale investment securities as of March 31, 2016, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2015, floating-rate securities comprised 74.3% of our available-for-sale investment securities.

On a fair value basis, 43.2% of our available-for-sale investment securities as of March 31, 2016, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2015, agency securities comprised 49.2% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $47.3 million in investment securities held-to-maturity as of March 31, 2016 and December 31, 2015. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of March 31, 2016.

Trading Investment Securities. We held no investment securities for trading as of March 31, 2016 and December 31, 2015. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	March 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$65,342	$403	$125	$65,620
Trust preferred securities	17,612	—	2,314	15,298
Non-agency mortgage-backed securities	5,752	—	40	5,712
Non-agency collateralized loan obligations	11,703	—	215	11,488
Agency collateralized mortgage obligations	48,097	83	415	47,765
Agency mortgage-backed securities	27,881	263	34	28,110
Agency debentures	4,729	—	53	4,676
Equity securities	8,433	—	564	7,869
Total investment securities available-for-sale	189,549	749	3,760	186,538
Investment securities held-to-maturity:
Corporate bonds	19,447	561	91	19,917
Agency debentures	2,454	46	—	2,500
Municipal bonds	25,355	572	—	25,927
Total investment securities held-to-maturity	47,256	1,179	91	48,344
Total	$236,805	$1,928	$3,851	$234,882

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

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

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of March 31, 2016. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, which would also impact the corresponding yield.

	March 31, 2016
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$21,985	1.26%	$43,635	2.12%	$—	—%	$—	—%	$65,620	1.83%
Trust preferred securities	—	—%	—	—%	—	—%	15,298	2.48%	15,298	2.48%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	5,712	1.26%	5,712	1.26%
Non-agency collateralized loan obligations	—	—%	—	—%	4,913	2.21%	6,575	2.32%	11,488	2.28%
Agency collateralized mortgage obligations	—	—%	1,333	0.93%	—	—%	46,432	0.85%	47,765	0.86%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	28,110	1.84%	28,110	1.84%
Agency debentures	—	—%	—	—%	4,676	2.14%	—	—%	4,676	2.14%
Total debt securities available-for-sale	21,985		44,968		9,589		102,127		178,669
Weighted average yield		1.26%		2.09%		2.18%		1.51%		1.66%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,480	6.38%	14,437	5.31%	—	—%	19,917	5.58%
Agency debentures	—	—%	—	—%	2,500	3.03%	—	—%	2,500	3.03%
Municipal bonds	—	—%	8,438	2.18%	15,994	2.80%	1,495	3.58%	25,927	2.64%
Total debt securities held-to-maturity	—		13,918		32,931		1,495		48,344
Weighted average yield		—%		3.76%		3.93%		3.58%		3.87%
Total debt securities	$21,985		$58,886		$42,520		$103,622		$227,013
Weighted average yield		1.26%		2.47%		3.53%		1.53%		2.11%

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

As of March 31, 2016, we consider nearly 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory’s CDARS® service and demand deposits placed through Promontory’s ICS® service, have been classified for regulatory purposes as brokered deposits.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016		2015
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$144,473	0.43%	$115,543	0.42%
Money market deposit accounts	1,551,068	0.57%	1,259,148	0.39%
Time deposits (excluding CDARS®)	439,896	0.90%	442,402	0.90%
CDARS® time deposits	453,553	0.70%	422,955	0.54%
Total average interest-bearing deposits	2,588,990	0.64%	2,240,048	0.52%
Noninterest-bearing deposits	151,940	—	161,850	—
Total average deposits	$2,740,930	0.61%	$2,401,898	0.49%

Average Deposits for the Three Months Ended March 31, 2016 and 2015. For the three months ended March 31, 2016, our average total deposits were $2.74 billion, representing an increase of $339.0 million, or 14.1%, from the same period in 2015. The deposit growth was driven by increases in interest-bearing checking accounts, money market deposit accounts and CDARS® time deposit accounts, partially offset by a decrease in noninterest-bearing checking accounts and time deposits. Our average cost of interest-bearing deposits of 0.64%, for the three months ended March 31, 2016, increased from 0.52%, for the same period in 2015, as average rates paid were higher in each deposit category, except for time deposits. Average money market deposits increased to 59.9% of total average interest-bearing deposits, for the three months ended March 31, 2016, from 56.2% for the same period in 2015. Average time deposits decreased to 17.0% of total average interest-bearing deposits for the three months ended March 31, 2016, compared to 19.7% for the same period in 2015. Average CDARS® time deposits decreased to 17.5% of total average interest-bearing deposits, for the three months ended March 31, 2016, from 18.9% for the same period in 2015. Average noninterest-bearing deposits decreased $9.9 million, or 6.1%, to $151.9 million in the three months ended March 31, 2016, from $161.9 million for the three months ended March 31, 2015, and the average cost of deposits increased 12 basis points to 0.61% for the three months ended March 31, 2016 from 0.49% for the three months ended March 31, 2015.

Certificates of Deposits and Other Time Deposits

Maturities of time deposits of $100,000 or more outstanding are summarized below, as of March 31, 2016.

(Dollars in thousands)	March 31, 2016
Months to maturity:
Three months or less	$184,499
Over three to six months	172,914
Over six to 12 months	187,893
Over 12 months	206,314
Total	$751,620

Borrowings

Deposits are the primary source of funds for our lending and investment activities, as well as the Bank’s general business purposes. As an alternative source of liquidity, we may obtain advances from the FHLB of Pittsburgh, sell investment securities subject to our obligation to repurchase them, purchase Federal funds or engage in overnight borrowings from the FHLB or our correspondent banks.

The following table presents certain information with respect to our outstanding borrowings, as of March 31, 2016 and December 31, 2015.

	March 31, 2016					December 31, 2015
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Short-term FHLB borrowings	$200,000	0.44%	$205,000	$137,253	1-4 days	$170,000	0.51%	$170,000	$62,137	1-9 days
Long-term FHLB borrowings:
Issued 4/7/2014	—	—%	—	—		—	0.34%	25,000	6,576	12 months
Issued 4/7/2014	—	—%	—	—		—	0.38%	25,000	10,822	14 months
Issued 4/7/2014	—	—%	—	—		—	0.44%	25,000	17,123	17 months
Issued 5/5/2014	—	—%	—	—		—	0.33%	25,000	2,397	9 months
Issued 7/29/2015	25,000	0.61%	25,000	25,000	12 months	25,000	0.61%	25,000	10,685	12 months
Issued 7/29/2015	25,000	0.72%	25,000	25,000	15 months	25,000	0.72%	25,000	10,685	15 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$285,000	1.01%	$290,000	$222,253		$255,000	1.13%	$355,000	$155,425

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of March 31, 2016, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of March 31, 2016, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable and funding of the TKG acquisition that closed on April 29, 2016. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. During the three months ended March 31, 2016, the parent company paid approximately $1.0 million related to interest payments on the subordinated notes. During the three months ended March 31, 2015, the parent company paid $1.1 million related to interest payments on the subordinated notes. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of March 31, 2016. In addition, the holding company established an unsecured line of credit of $25.0 million, effective December 29, 2015, with Texas Capital Bank. As of March 31, 2016, the full amount of this established line was available.

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

Our principal sources of asset liquidity are cash and cash due from banks, interest-earning deposits with banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled) and earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to the brokered deposit market including CDARS®, and the ability to raise debt and equity. Customer deposits are an important source of liquidity, which depends on the confidence of those customers in us and is supported by our capital position and the protection provided by FDIC insurance.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 81.1% and 81.5% as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had available liquidity of $567.7 million, or 16.7% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and investment securities available-for-sale and not pledged under the FHLB borrowing capacity), totaling $253.5 million, or 7.5% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $314.2 million, or 9.2% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2016	December 31, 2015
Available cash	$73,110	$63,401
Unpledged investment securities available-for-sale	180,432	161,951
Net borrowing capacity	314,203	299,057
Total liquidity	$567,745	$524,409

For the three months ended March 31, 2016, we used $5.7 million of cash from operating activities, compared to cash generated of $6.1 million for the same period in 2015. This decrease in cash flow was primarily the result of changes in working capital items largely related to timing of payments of accrued expenses.

Investing activities resulted in a net cash outflow of $75.2 million, for the three months ended March 31, 2016, as compared to a net cash outflow of $59.2 million for the same period in 2015. The outflows for the three months ended March 31, 2016, were primarily due to net loan growth of $56.1 million and purchases of investment securities totaling $22.3 million. The outflows for the three months ended March 31, 2015, included net loan growth of $77.1 million, partially offset by the proceeds, principal repayments and maturities from the sale of investment securities totaling $19.5 million.

Financing activities resulted in a net inflow of $94.6 million for the three months ended March 31, 2016, compared to a net inflow of $62.0 million for the same period in 2015, as a result of the net increase in deposits of $66.4 million and a net increase in FHLB borrowings of $30 million for the three months ended March 31, 2016, compared to $105.0 million net increase in deposits, partially offset by a net decrease in FHLB borrowings of $40.0 million for the three months ended March 31, 2015.

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

Shareholders’ Equity. Shareholders’ equity increased to $330.2 million as of March 31, 2016, compared to $326.0 million as of December 31, 2015. The $4.3 million increase during the three months ended March 31, 2016, was attributable to net income of $5.8 million, the impact of $795,000 in stock-based compensation and $20,000 in exercises of stock options, partially offset by the purchase of $1.7 million in treasury stock and a decrease of $651,000 in accumulated other comprehensive income (loss).

Regulatory Capital. As of March 31, 2016 and December 31, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. Basel III, which began phasing in on January 1, 2015, has replaced the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$328,511	13.36%	$196,641	8.00%	N/A	N/A
Bank	$317,301	13.04%	$194,737	8.00%	$243,421	10.00%
Tier 1 risk-based capital ratio
Company	$289,049	11.76%	$147,481	6.00%	N/A	N/A
Bank	$298,234	12.25%	$146,052	6.00%	$194,737	8.00%
Common equity tier 1 risk-based capital ratio
Company	$289,049	11.76%	$110,611	4.50%	N/A	N/A
Bank	$298,234	12.25%	$109,539	4.50%	$158,223	6.50%
Tier 1 leverage ratio
Company	$289,049	8.83%	$130,925	4.00%	N/A	N/A
Bank	$298,234	9.18%	$130,006	4.00%	$162,508	5.00%

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

In addition, the final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	March 31, 2016
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,914,299	$—	$—	$—	$1,914,299
Time deposits	622,909	218,754	245	—	841,908
Borrowings outstanding	250,000	—	35,000	—	285,000
Interest payments on time deposits and borrowings	6,093	5,201	1,006	—	12,300
Operating leases	1,995	3,945	3,762	838	10,540
The Killen Group acquisition (1)	15,000	5,000	—	—	20,000
Total contractual obligations	$2,810,296	$232,900	$40,013	$838	$3,084,047

(1)
On December 16, 2015, the Company entered into a definitive asset purchase agreement to acquire The Killen Group, Inc. that closed on April 29, 2016. The transaction value is estimated to be between $15 million and $20 million, which includes an initial purchase price of $15 million and an earnout based on December 31, 2016, annual run-rate EBITDA (earnings before interest, taxes, depreciation and amortization).

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Loan commitments are recorded on our financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by cash and marketable securities and residential properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding.

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

We minimize our exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot be reasonably predicted because, while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. There is no guarantee that the lines of credit will be used. The following table is a summary of the total notional amount of unused loan commitments and standby letters of credit outstanding as of the date indicated.

	March 31, 2016
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments (based on availability)	$972,279	$165,183	$93,095	$28,030	$1,258,587
Standby letters of credit	36,460	29,983	19,257	107	85,807
Total off-balance sheet arrangements	$1,008,739	$195,166	$112,352	$28,137	$1,344,394

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of both income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those that have a short term to maturity. Because of the nature of our operations, we are not subject to foreign exchange or commodity price risk. From time to time we do hold market risk sensitive instruments for trading purposes. The summary information provided in this section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

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

The following NII simulation and EVE metrics were calculated using rate shocks, which represent immediate rate changes that move all market rates by the same amount instantaneously. The variance percentages represent the change between the NII simulation and EVE calculated under the particular rate scenario versus the NII simulation and EVE calculated assuming market rates as of the dates indicated.

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$13,389	18.31%	-20.00%	$14,120	19.25%
+200	$8,806	12.04%	-15.00%	$9,306	12.69%
+100	$4,176	5.71%	-10.00%	$4,454	6.07%
–100	$1,393	1.91%	-10.00%	$140	0.19%

Economic value of equity:
+300	$(11,948)	(3.61)%	+/-30.00%	$(11,238)	(3.56)%
+200	$(7,860)	(2.37)%	+/-20.00%	$(9,625)	(3.05)%
+100	$(3,982)	(1.20)%	+/-10.00%	$(3,655)	(1.16)%
–100	$2,024	0.61%	+/-10.00%	$502	0.16%

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

	Interest Rate Sensitivity Period
	March 31, 2016
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$105,151	$—	$—	$—	$—	$—	$—	$105,151
Federal funds sold	5,292	—	—	—	—	—	—	5,292
Total investment securities	115,426	5,520	12,952	46,075	34,849	21,350	(2,378)	233,794
Total loans	2,520,857	26,622	57,542	185,982	76,347	8,094	21,159	2,896,603
Other assets	—	—	—	—	—	—	159,031	159,031
Total assets	$2,746,726	$32,142	$70,494	$232,057	$111,196	$29,444	$177,812	$3,399,871

Liabilities:
Transaction accounts	$1,759,111	$—	$—	$—	$—	$—	$155,188	$1,914,299
Time deposits	196,140	208,667	218,102	218,754	245	—	—	841,908
Borrowings, net	200,000	25,000	25,000	—	35,000	—	(642)	284,358
Other liabilities	—	—	—	—	—	—	29,064	29,064
Total liabilities	2,155,251	233,667	243,102	218,754	35,245	—	183,610	3,069,629

Equity	—	—	—	—	—	—	330,242	330,242
Total liabilities and equity	$2,155,251	$233,667	$243,102	$218,754	$35,245	$—	$513,852	$3,399,871

Interest rate sensitivity gap	$591,475	$(201,525)	$(172,608)	$13,303	$75,951	$29,444	$(336,040)
Cumulative interest rate sensitivity gap	$591,475	$389,950	$217,342	$230,645	$306,596	$336,040
Cumulative interest rate sensitive assets to rate sensitive liabilities	127.4%	116.3%	108.3%	108.1%	110.6%	111.6%	110.8%
Cumulative gap to total assets	17.4%	11.5%	6.4%	6.8%	9.0%	9.9%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 108.3% as of March 31, 2016, from 111.0% as of December 31, 2015.

Various loans across our portfolio have floating-rate index floors. As of March 31, 2016, there were $70.0 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $62.7 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $7.3 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2016, the Company was not a party to any legal proceedings that the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, that could cause our results to differ significantly from management’s expectations. Any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2015, or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended March 31, 2016:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1, 2016 - January 31, 2016	—	$—	—
February 1, 2016 - February 29, 2016	122,306	11.53	122,306
March 1, 2016 - March 31, 2016	25,900	12.82	25,900
Total	148,206	$11.76	148,206	851,794

*
In January 2016, the Company announced that its Board of Directors had approved a share repurchase program of up to $10 million, authorizing TriState Capital Holdings, Inc. to repurchase up to 1,000,000 shares of its common stock from time to time on the open market or in privately negotiated transactions.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: May 2, 2016

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.