Form 10-Q
period 2016-06-30
TriState Capital Holdings, Inc.
filed 2016-08-01
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2016

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

As of July 15, 2016, there were 28,215,282 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	June 30, 2016	December 31, 2015

ASSETS

Cash	$57	$294
Interest-earning deposits with other institutions	109,201	91,097
Federal funds sold	5,039	5,285
Cash and cash equivalents	114,297	96,676
Investment securities available-for-sale, at fair value (cost: $185,160 and $170,337, respectively)	183,811	168,319
Investment securities held-to-maturity, at cost (fair value: $45,931 and $48,099, respectively)	44,774	47,290
Federal Home Loan Bank stock	13,632	9,802
Total investment securities	242,217	225,411
Loans held-for-investment	2,997,309	2,841,284
Allowance for loan losses	(17,215)	(17,974)
Loans held-for-investment, net	2,980,094	2,823,310
Accrued interest receivable	7,774	7,056
Investment management fees receivable	7,674	6,191
Goodwill and other intangibles, net	68,134	50,816
Office properties and equipment, net	3,563	3,839
Bank owned life insurance	60,905	60,019
Deferred tax asset, net	11,499	12,186
Prepaid expenses and other assets	32,434	16,667
Total assets	$3,528,591	$3,302,171

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,888,192	$2,689,844
Borrowings, net	259,409	254,308
Accrued interest payable on deposits and borrowings	1,927	1,762
Other accrued expenses and other liabilities	41,369	30,280
Total liabilities	3,190,897	2,976,194

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 29,469,004 and 29,056,195, respectively; Shares outstanding - 28,211,282 and 28,056,195, respectively	281,708	281,412
Additional paid-in capital	12,424	10,809
Retained earnings	57,719	45,103
Accumulated other comprehensive income (loss), net	(1,076)	(1,443)
Treasury stock (1,257,722 and 1,000,000 shares, respectively)	(13,081)	(9,904)
Total shareholders’ equity	337,694	325,977
Total liabilities and shareholders’ equity	$3,528,591	$3,302,171

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Interest income:
Loans	$22,343	$19,541	$44,320	$38,641
Investments	1,312	851	2,557	1,850
Interest-earning deposits	140	89	278	192
Total interest income	23,795	20,481	47,155	40,683

Interest expense:
Deposits	4,603	3,176	8,741	6,068
Borrowings	973	632	1,818	1,279
Total interest expense	5,576	3,808	10,559	7,347
Net interest income	18,219	16,673	36,596	33,336
Provision for loan losses	80	185	202	1,110
Net interest income after provision for loan losses	18,139	16,488	36,394	32,226
Non-interest income:
Investment management fees	9,462	7,514	16,481	15,169
Service charges	123	176	259	339
Net gain on the sale and call of investment securities	62	—	63	17
Swap fees	1,205	697	2,445	1,014
Commitment and other fees	507	493	1,009	1,000
Other income	88	696	105	888
Total non-interest income	11,447	9,576	20,362	18,427
Non-interest expense:
Compensation and employee benefits	12,807	11,604	24,740	23,018
Premises and occupancy costs	1,169	1,144	2,298	2,266
Professional fees	989	885	1,790	1,761
FDIC insurance expense	568	545	1,090	1,013
General insurance expense	265	313	510	607
State capital shares tax	328	309	657	582
Travel and entertainment expense	845	636	1,422	1,162
Data processing expense	285	268	577	530
Intangible amortization expense	438	390	828	779
Other operating expenses	1,763	1,488	3,551	2,966
Total non-interest expense	19,457	17,582	37,463	34,684
Income before tax	10,129	8,482	19,293	15,969
Income tax expense	3,356	2,754	6,677	5,185
Net income	$6,773	$5,728	$12,616	$10,784

Earnings per common share:
Basic	$0.25	$0.21	$0.46	$0.39
Diluted	$0.24	$0.20	$0.45	$0.38

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Net income	$6,773	$5,728	$12,616	$10,784

Other comprehensive income:

Unrealized holding gains on investment securities net of tax expense of $622, $72, $295 and $243	1,114	130	464	423

Reclassification adjustment for gains included in net income on investment securities, net of tax expense of $22, $0, $22 and $6	(40)	—	(41)	(11)

Unrealized holding losses on derivatives net of tax benefit of $(31), $0, $(31) and $0	(56)	—	(56)	—

Other comprehensive income	1,018	130	367	412

Total comprehensive income	$7,791	$5,858	$12,983	$11,196

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2014	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390
Net income	—	—	10,784	—	—	10,784
Other comprehensive income (loss)	—	—	—	412	—	412
Exercise of stock options	71	(21)	—	—	—	50
Purchase of treasury stock	—	—	—	—	(3,158)	(3,158)
Stock-based compensation	—	920	—	—	—	920
Balance, June 30, 2015	$280,966	$10,152	$33,399	$(215)	$(9,904)	$314,398

Balance, December 31, 2015	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977
Net income	—	—	12,616	—	—	12,616
Other comprehensive income (loss)	—	—	—	367	—	367
Exercise of stock options	296	(82)	—	—	—	214
Purchase of treasury stock	—	—	—	—	(3,177)	(3,177)
Stock-based compensation	—	1,697	—	—	—	1,697
Balance, June 30, 2016	$281,708	$12,424	$57,719	$(1,076)	$(13,081)	$337,694

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$12,616	$10,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,461	1,459
Amortization of deferred financing costs	101	101
Provision for loan losses	202	1,110
Stock-based compensation expense	1,697	920
Net gain on the sale of investment securities available-for-sale	(17)	(17)
Net gain on the call of investment securities held-to-maturity	(46)	—
Net amortization of premiums and discounts	458	358
(Increase) decrease in investment management fees receivable	(571)	288
Increase in accrued interest receivable	(718)	(213)
Increase (decrease) in accrued interest payable	165	(44)
Bank owned life insurance income	(886)	(810)
Decrease in income taxes payable	(353)	—
(Increase) decrease in prepaid income taxes	(3,045)	219
Increase (decrease) in accounts payable and other accrued expenses	(6,961)	1,668
Payment of contingent consideration impacting operations	—	(1,771)
Other, net	1,056	(1,649)
Net cash provided by operating activities	5,159	12,403
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(22,354)	(27,612)
Purchase of investment securities held-to-maturity	—	(11,963)
Proceeds from the sale of investment securities available-for-sale	3,040	9,734
Principal repayments and maturities of investment securities available-for-sale	4,140	13,105
Principal repayments and maturities of investment securities held-to-maturity	2,500	6,540
Purchase of bank owned life insurance	—	(5,000)
Net redemption (purchase) of Federal Home Loan Bank stock	(3,830)	1,328
Net increase in loans	(158,182)	(158,535)
Proceeds from loan sales	1,196	184
Additions to office properties and equipment	(338)	(828)
Acquisition, net of acquired cash	(14,095)	—
Net cash used in investing activities	(187,923)	(173,047)
Cash Flows from Financing Activities:
Net increase in deposit accounts	198,348	213,742
Net increase in Federal Home Loan Bank advances	5,000	—
Net decrease in Federal Home Loan Bank advances	—	(40,000)
Net proceeds from exercise of stock options	214	50
Payment of contingent consideration	—	(15,465)
Purchase of treasury stock	(3,177)	(3,158)
Net cash provided by financing activities	200,385	155,169
Net change in cash and cash equivalents during the period	17,621	(5,475)
Cash and cash equivalents at beginning of the period	96,676	105,710
Cash and cash equivalents at end of the period	$114,297	$100,235

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,293	$7,291
Income taxes	$8,841	$4,659
Acquisition of non-cash assets and liabilities:
Assets acquired	$1,038	$—
Liabilities assumed	$1,402	$—
Other non-cash activity:
Loan foreclosures and repossessions	$—	$396
Unsettled purchase of investment securities available-for-sale	$—	$2,993
Contingent consideration	$3,687	$—
Transfer of loans held-for-investment to held-for-sale	$—	$4,084

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

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients and had assets under management of $10.59 billion as of June 30, 2016. CTSC Securities has a primary business of facilitating distribution and marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell and private funds advised and/or administered by Chartwell.

Regulatory approval was received and the Bank commenced operations on January 22, 2007. The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve. Chartwell is a registered investment advisor regulated by the SEC. Chartwell was established through the acquisition of substantially all the assets of Chartwell Investment Partners, LP that was effective March 5, 2014. CTSC Securities was capitalized in May 2014, and once registered, will be a broker/dealer regulated by the SEC and FINRA.

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

The material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, valuation of goodwill and other intangible assets and its evaluation for impairment, and deferred income taxes and its related recoverability, which are discussed later in this section.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt and equity securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income and the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock are recoverable at par value, as of June 30, 2016 and December 31, 2015. Cash and stock dividends are reported as interest income, in the consolidated statements of income.

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

OTHER REAL ESTATE OWNED
Real estate, other than bank premises, is recorded at the lower of the related loan balance or fair value less estimated selling costs at the time of acquisition. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings when incurred. Depreciation is not recorded on the other real estate owned (“OREO”) properties.

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

The allowance is appropriate, in management’s judgment, to cover probable losses inherent in the loan portfolio as of June 30, 2016 and December 31, 2015. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the six months ended June 30, 2016 and 2015, and there was no allowance for uncollectible accounts recorded as of June 30, 2016 and December 31, 2015.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Other intangible assets that have finite lives, such as trade name, certain client relationships and non-compete agreements are amortized over their estimated useful lives and subject to periodic impairment testing. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty-five years. Goodwill and other intangible assets are subject to impairment testing at the reporting unit level, which is conducted at least annually.

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

BORROWINGS
The Company records FHLB advances and subordinated notes payable at their principal amount net of debt issuance costs, per ASU 2015-03. Interest expense is recognized based on the coupon rate of the obligations. Costs associated with the acquisition of subordinated notes payable are amortized to interest expense over the expected term of the borrowing.

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

DERIVATIVES AND HEDGING ACTIVITIES
The Company accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging. All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income. When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income is recognized in the consolidated statement of income. The Company also has interest derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) and the non-credit component of losses on the Company’s investment securities available-for-sale are included in accumulated other comprehensive income (loss), net of applicable income taxes. Also included in accumulated other comprehensive income (loss) is the remaining unamortized balance of the unrealized holding gains (non-credit losses), net of applicable income taxes, that existed on the transfer date for investment securities reclassified into the held-to-maturity category from the available-for-sale category.

Unrealized holding gains (losses) on the effective portion of the Company’s derivatives are included in accumulated other comprehensive income (loss), net of applicable income taxes, which will be reclassified to interest expense as interest payments are made on the Company’s debt.

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

RECENT ACCOUNTING DEVELOPMENTS
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The changes are effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. Even if an entity early adopts the amendments after the first interim period, the adoption date is as of the beginning of the year for the issues adopted by the cumulative-effect and prospective methods. Any adjustments to previously reported interim periods of that fiscal year should be included in the year-to-date results. If those previously reported interim results appear in any future filings, they are reported on the revised basis. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In March 2016, the FASB issued ASU 2016-06, “Contingent Put and Call Options in Debt Instruments,” which clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. ASU 2016-06 is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued but would be retroactively applied to the beginning of the year that includes that interim period. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require dedesignation of that relationship, as long as all other hedge accounting criteria continue to be met. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase their reported assets and liabilities - in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for annual and interim periods in fiscal years beginning after December 15, 2018. This ASU mandates a modified retrospective transition method for all entities. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments.” This ASU eliminated the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU was effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10, “Technical Correction and Improvements,” which, among other things, corrects the initial codification of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (as Amended by FASB Statement No. 166, Accounting for Transfers of Financial Assets).” The initial codification inadvertently added the word “public” to paragraph 860-10-50-7, which was not in the original guidance. The ASU also clarifies that the requirement relates to “involvement by others”. This amendment in ASU 2015-10 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-10 did not have a material impact on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This ASU eliminated the requirement to categorize investments in the fair value hierarchy if their fair value is measured at net asset value (NAV) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Reporting entities were required to adopt the ASU retrospectively. The effective date for public business entities was fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-07 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by the amendments in this update. For public business entities, the amendments in this update were effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented was adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity was required to comply with the applicable disclosures for a change in an accounting principle. These disclosures included the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that had been retrospectively adjusted, and the effect of the change on the financial statement line items (that is, debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This ASU changed the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminated the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance excludes money market funds that are required to comply with Rule 2a-7 of the Investment Company Act of 1940 and similar entities from the U.S. GAAP consolidation requirements. The new consolidation guidance was effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. At the effective date, all previous consolidation analyses that the guidance affects was required to be reconsidered. This included the consolidation analyses for all VIEs and for all limited partnerships and similar entities that previously were consolidated by the general partner even though the entities were not VIEs. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminated the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU did not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU was effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allowed prospective or retrospective application. The effective date was the same for both public entities and all other entities. The adoption of ASU 2015-01 did not have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815),” required an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument issued in the form of a share, including the embedded derivative feature that is being evaluated for separate accounting from the host contract when evaluating whether the host contract is more akin to debt or equity. In evaluating the stated and implied substantive terms and features, the existence or omission of any single term or feature does not necessarily determine the economic characteristics and risks of the host contract. Although an individual term or feature may weigh more heavily in the evaluation on the basis of facts and circumstances, an entity should use judgment based on an evaluation of all the relevant terms and features. This ASU was effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting the amendments should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendment is effective. Retrospective application was permitted to all relevant prior periods. The adoption of ASU 2014-16 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performing Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. A reporting entity should apply FASB ASC Topic 718, Compensation-Stock Compensation, to awards with performance conditions that affect vesting. This update was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, for all entities. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model that entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. Per ASU 2015-14, this update is effective for annual periods and interim periods within fiscal years beginning after December 15, 2017, for public business entities, certain employee benefit plans, and certain not-for-profit entities applying U.S. GAAP. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] BUSINESS COMBINATIONS

On April 29, 2016, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of substantially all of the assets of The Killen Group, Inc. (the "TKG acquisition"), an investment management firm with approximately $2.02 billion in assets under management. Under the terms of the Asset Purchase Agreement substantially all of the assets of The Killen Group, Inc. (“TKG”) were acquired for a purchase price consisting of $15.0 million paid in cash at closing based on five-times a base EBITDA (earnings before interest, taxes, depreciation and amortization) of $3.0 million plus an earnout. The earnout, while not limited under the terms of the Asset Purchase Agreement, will be calculated based on a multiple of seven-times the incremental growth in TKG's annual run-rate EBITDA over $3.0 million at December 31, 2016. The earnout is estimated to be approximately $3.7 million based on the estimated annual run-rate EBITDA of TKG at December 31, 2016. Any change to the earnout calculation above the estimated $3.7 million recorded at closing, will be recorded in the income statement in the period in which it is deemed probable to occur. The foregoing summary of the Asset Purchase Agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement, which was included as Exhibit 2.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2016, the terms of which Agreement are incorporated herein by reference.

The following table summarizes total consideration paid, assets acquired and liabilities assumed for the TKG acquisition on April 29, 2016:

(Dollars in thousands)	TKG Acquisition
Consideration paid:
Cash	$15,000
Estimated earnout	3,687
Fair value of total consideration	$18,687

Fair value of assets acquired:
Cash and cash equivalents	$905
Investment management fees receivable	912
Office properties and equipment	20
Other assets	106
Total assets acquired	1,943
Fair value of liabilities assumed:
Other liabilities	1,402
Total liabilities assumed	1,402
Fair value net identifiable assets acquired	541
Intangible assets acquired	13,585
Goodwill	4,561
Total net assets purchased	$18,687

In connection with the TKG acquisition, total acquisition-related transaction costs incurred by TriState Capital were approximately $601,000 during 2015 and $1,000 during the six months ended June 30, 2016, which were comprised primarily of legal, advisory and other costs.

Since the acquisition, the TKG acquired operations contributed revenues of $1.8 million and earnings of $350,000 included in the consolidated statement of income for the three and six months ended June 30, 2016.

Goodwill is not amortized for book purposes, but is deductible for tax purposes. The following table shows the amount of other intangible assets acquired through the TKG acquisition on April 29, 2016, by class and estimated useful life.

(Dollars in thousands)	Gross Amount	Estimated Useful Life (months)
Trade name	$2,850	300
Client Relationships:
Sub-advisory client list	330	132
Separate managed accounts client list	715	168
Non-compete agreements	390	48
Total finite-lived intangibles	$4,285	242
Client Relationships:
Mutual fund client list	9,300	Indefinite life
Total intangibles assets	$13,585

The following table presents unaudited pro forma financial information which combines the historical consolidated statements of income of the Company and The Killen Group, Inc. to give effect to the acquisition as if it had occurred on January 1, 2015, for the periods indicated.

	Pro Forma
	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Total revenue	$60,628	$59,724
Net income	$13,359	$11,163

Earnings per common share:
Basic	$0.48	$0.40
Diluted	$0.47	$0.40

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on the sale of investment securities available-for-sale. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$62,820	$652	$20	$63,452
Trust preferred securities	17,645	—	1,341	16,304
Non-agency mortgage-backed securities	5,750	—	4	5,746
Non-agency collateralized loan obligations	11,591	—	167	11,424
Agency collateralized mortgage obligations	47,130	54	322	46,862
Agency mortgage-backed securities	26,988	327	19	27,296
Agency debentures	4,739	—	89	4,650
Equity securities	8,497	—	420	8,077
Total investment securities available-for-sale	185,160	1,033	2,382	183,811
Investment securities held-to-maturity:
Corporate bonds	19,446	507	53	19,900
Municipal bonds	25,328	703	—	26,031
Total investment securities held-to-maturity	44,774	1,210	53	45,931
Total	$229,934	$2,243	$2,435	$229,742

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

The equity securities noted above consist of short-duration, corporate bond mutual funds.

Income on investment securities included $1.0 million in taxable interest income, $118,000 in non-taxable interest income and $167,000 in dividend income for the three months ended June 30, 2016, as compared to taxable interest income of $647,000, non-taxable interest income of $98,000 and dividend income of $106,000 for the three months ended June 30, 2015.

Income on investment securities included $2.0 million in taxable interest income, $232,000 in non-taxable interest income and $337,000 in dividend income for the six months ended June 30, 2016, as compared to taxable interest income of $1.3 million, non-taxable interest income of $188,000 and dividend income of $367,000 for the six months ended June 30, 2015.

As of June 30, 2016, the contractual maturities of the debt securities are:

	June 30, 2016
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,954	$21,978	$—	$—
Due from one to five years	42,138	42,740	13,569	14,119
Due from five to ten years	9,729	9,564	29,778	30,303
Due after ten years	102,842	101,452	1,427	1,509
Total debt securities	$176,663	$175,734	$44,774	$45,931

Included in the $101.5 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of June 30, 2016, were $89.3 million, or 88.0%, in floating-rate securities. Included in the $29.8 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of June 30, 2016, were $8.0 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale of investment securities available-for-sale during the three months ended June 30, 2016 and 2015, were $2.4 million and $0, respectively. Gross gains of $19,000 and $0 were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the three months ended June 30, 2016 and 2015, respectively. There were $3,000 and $0 gross losses realized on these sales during the three months ended June 30, 2016 and 2015, respectively.

Proceeds from the sale of investment securities available-for-sale during the six months ended June 30, 2016 and 2015, were $3.0 million and $9.7 million, respectively. Gross gains of $20,000 and $34,000 were realized on these sales and reclassified out of accumulated other comprehensive income (loss) during the six months ended June 30, 2016 and 2015, respectively. There were $3,000 and $17,000 gross losses realized on these sales during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, there was an investment securities held-to-maturity of $2.5 million, which was called and gross gains of $46,000 was realized on this call and reclassified out of accumulated other comprehensive income (loss).

Investment securities available-for-sale of $5.8 million, as of June 30, 2016, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired investment securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$—	$—	$7,138	$20	$7,138	$20
Trust preferred securities	8,041	533	8,263	808	16,304	1,341
Non-agency mortgage-backed securities	5,746	4	—	—	5,746	4
Non-agency collateralized loan obligations	1,554	44	9,870	123	11,424	167
Agency collateralized mortgage obligations	29,992	204	11,319	118	41,311	322
Agency mortgage-backed securities	1,693	19	—	—	1,693	19
Agency debentures	4,650	89	—	—	4,650	89
Equity securities	—	—	8,077	420	8,077	420
Total investment securities available-for-sale	51,676	893	44,667	1,489	96,343	2,382
Investment securities held-to-maturity:
Corporate bonds	5,448	53	—	—	5,448	53
Total investment securities held-to-maturity	5,448	53	—	—	5,448	53
Total temporarily impaired securities	$57,124	$946	$44,667	$1,489	$101,791	$2,435

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$23,582	$155	$6,460	$82	$30,042	$237
Trust preferred securities	8,076	471	8,526	507	16,602	978
Non-agency mortgage-backed securities	—	—	5,743	13	5,743	13
Non-agency collateralized loan obligations	9,859	132	—	—	9,859	132
Agency collateralized mortgage obligations	25,566	151	11,836	114	37,402	265
Agency mortgage-backed securities	1,469	15	10,811	172	12,280	187
Equity securities	—	—	7,759	599	7,759	599
Total investment securities available-for-sale	68,552	924	51,135	1,487	119,687	2,411
Investment securities held-to-maturity:
Corporate bonds	9,863	84	—	—	9,863	84
Municipal bonds	571	1	—	—	571	1
Total investment securities held-to-maturity	10,434	85	—	—	10,434	85
Total temporarily impaired securities	$78,986	$1,009	$51,135	$1,487	$130,121	$2,496

The change in the fair values of our municipal bonds, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations and certain equity securities, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 28 positions, aggregating to $2.4 million in unrealized losses that were temporarily impaired as of June 30, 2016, of which 10 positions were in an unrealized loss position for more than twelve months totaling $1.5 million. As of December 31, 2015, there were 36 positions, aggregating to $2.4 million in unrealized losses that were temporarily impaired, of which 14 positions were in an unrealized loss position for more than twelve months totaling $1.5 million. Within the held-to-maturity portfolio, there were three positions, aggregating to $53,000 in unrealized losses that were temporarily impaired as of June 30, 2016, of which no positions were in an unrealized loss position for more than twelve months. As of December 31, 2015, there were six positions, aggregating to $85,000 in unrealized losses that were temporarily impaired, of which no positions were in an unrealized loss position for more than twelve months.

There were no investment securities classified as trading securities outstanding as of June 30, 2016 and December 31, 2015, respectively. There was no activity in investment securities classified as trading during the six months ended June 30, 2016 and 2015.

There was $13.6 million and $9.8 million in FHLB stock outstanding as of June 30, 2016 and December 31, 2015, respectively. There were $3.8 million of net purchases in FHLB stock during the six months ended June 30, 2016, and $1.3 million of net redemptions during the six months ended June 30, 2015.

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

Loans held-for-investment were comprised of the following:

	June 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$573,952	$990,740	$1,432,489	$2,997,181
Deferred loan (fees) costs	(219)	(2,709)	3,056	128
Loans held-for-investment, net of deferred fees	573,733	988,031	1,435,545	2,997,309
Allowance for loan losses	(10,841)	(4,872)	(1,502)	(17,215)
Loans held-for-investment, net	$562,892	$983,159	$1,434,043	$2,980,094

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$634,857	$864,863	$1,341,988	$2,841,708
Deferred loan (fees) costs	(625)	(2,675)	2,876	(424)
Loans held-for-investment, net of deferred fees	634,232	862,188	1,344,864	2,841,284
Allowance for loan losses	(11,064)	(5,344)	(1,566)	(17,974)
Loans held-for-investment, net	$623,168	$856,844	$1,343,298	$2,823,310

The Company’s customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of June 30, 2016 and December 31, 2015, was $1.48 billion and $1.27 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of June 30, 2016, were as follows: $1.16 billion in one year or less; $192.4 million in one to three years; and $134.1 million in greater than three years. The reserve for losses on unfunded commitments was $579,000 and $546,000 as of June 30, 2016 and December 31, 2015, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

Included in the unfunded commitment totals listed above, were loans in the process of origination totaling approximately $34.0 million and $31.1 million as of June 30, 2016 and December 31, 2015, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of June 30, 2016 and December 31, 2015, included in the total listed above, was $83.5 million and $89.9 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. As of June 30, 2016, $44.1 million in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the six months ended June 30, 2016, there was one draw on a standby letter of credit totaling $100,000, which was immediately repaid by the borrower. During the six months ended June 30, 2015, there was one draw on a standby letters of credit totaling $100,000, which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

Private Banking Loans. Our private banking lending activities are conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash and marketable securities. Some loans are secured by residential real estate or other financial assets. The portfolio also has lines of credit and unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which was 89.5% and 87.8% of total private banking loans as of June 30, 2016 and December 31, 2015, respectively.

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

The following tables present the recorded investment in loans by credit quality indicator:

	June 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Pass	$520,589	$985,119	$1,434,954	$2,940,662
Special mention	24,465	—	—	24,465
Substandard	28,679	2,912	591	32,182
Loans held-for-investment	$573,733	$988,031	$1,435,545	$2,997,309

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Pass	$585,561	$858,396	$1,342,813	$2,786,770
Special mention	31,863	880	—	32,743
Substandard	15,835	2,912	2,051	20,798
Doubtful	973	—	—	973
Loans held-for-investment	$634,232	$862,188	$1,344,864	$2,841,284

Changes in the allowance for loan losses were as follows for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,464	$5,666	$1,416	$18,546
Provision (credit) for loan losses	788	(794)	86	80
Charge-offs	(1,543)	—	—	(1,543)
Recoveries	132	—	—	132
Balance, end of period	$10,841	$4,872	$1,502	$17,215

	Three Months Ended June 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$14,191	$4,973	$2,041	$21,205
Provision (credit) for loan losses	426	(224)	(17)	185
Charge-offs	—	—	—	—
Recoveries	4	—	13	17
Balance, end of period	$14,621	$4,749	$2,037	$21,407

There was a charge-off of $1.5 million on one C&I loan and $132,000 of recoveries on four C&I loans for the three months ended June 30, 2016. There were no charge-offs and $17,000 of recoveries on two C&I loans and one private banking loan for the three months ended June 30, 2015.

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,064	$5,344	$1,566	$17,974
Provision (credit) for loan losses	738	(472)	(64)	202
Charge-offs	(1,543)	—	—	(1,543)
Recoveries	582	—	—	582
Balance, end of period	$10,841	$4,872	$1,502	$17,215

	Six Months Ended June 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$13,501	$4,755	$2,017	$20,273
Provision for loan losses	1,109	(6)	7	1,110
Charge-offs	—	—	—	—
Recoveries	11	—	13	24
Balance, end of period	$14,621	$4,749	$2,037	$21,407

There was a charge-off of $1.5 million on one C&I loan and $582,000 of recoveries on six C&I loans for the six months ended June 30, 2016. There were no charge-offs and $24,000 of recoveries on three C&I loans and one private banking loan for the six months ended June 30, 2015.

The following tables present the age analysis of past due loans segregated by class of loan:

	June 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$573,733	$573,733
Commercial real estate	—	—	2,912	2,912	985,119	988,031
Private banking	—	—	224	224	1,435,321	1,435,545
Loans held-for-investment	$—	$—	$3,136	$3,136	$2,994,173	$2,997,309

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$976	$976	$633,256	$634,232
Commercial real estate	—	—	2,912	2,912	859,276	862,188
Private banking	—	—	1,431	1,431	1,343,433	1,344,864
Loans held-for-investment	$—	$—	$5,319	$5,319	$2,835,965	$2,841,284

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Six Months Ended June 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$10,397	$10,703	$3,650	$8,262	$—
Commercial real estate	—	—	—	—	—
Private banking	580	710	580	641	—
Total with a related allowance recorded	10,977	11,413	4,230	8,903	—
Without a related allowance recorded:
Commercial and industrial	5,733	11,202	—	7,118	13
Commercial real estate	2,912	9,067	—	2,912	—
Private banking	—	—	—	—	—
Total without a related allowance recorded	8,645	20,269	—	10,030	13
Total:
Commercial and industrial	16,130	21,905	3,650	15,380	13
Commercial real estate	2,912	9,067	—	2,912	—
Private banking	580	710	580	641	—
Total	$19,622	$31,682	$4,230	$18,933	$13

	As of and for the Twelve Months Ended December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$11,797	$19,204	$3,800	$15,331	$—
Commercial real estate	—	—	—	—	—
Private banking	745	864	745	824	—
Total with a related allowance recorded	12,542	20,068	4,545	16,155	—
Without a related allowance recorded:
Commercial and industrial	513	1,789	—	838	29
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,203	1,448	—	1,202	—
Total without a related allowance recorded	4,628	12,304	—	5,148	29
Total:
Commercial and industrial	12,310	20,993	3,800	16,169	29
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,948	2,312	745	2,026	—
Total	$17,170	$32,372	$4,545	$21,303	$29

Impaired loans as of June 30, 2016 and December 31, 2015, were $19.6 million and $17.2 million, respectively. There was no interest income recognized on these loans, while on non-accrual status, for the six months ended June 30, 2016, and the twelve months ended December 31, 2015. As of June 30, 2016 and December 31, 2015, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, as of June 30, 2016, there were specific reserves totaling $4.2 million, which were included in the $17.2 million allowance for loan losses. Also included in impaired loans were two C&I loans and one CRE loan with a combined balance of $8.6 million as of June 30, 2016, with no corresponding specific reserve since these loans had a net realizable value that management believes will be recovered from the borrower.

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

The following tables present the allowance for loan losses and recorded investment in loans by class:

	June 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,650	$—	$580	$4,230
Collectively evaluated for impairment	7,191	4,872	922	12,985
Total allowance for loan losses	$10,841	$4,872	$1,502	$17,215
Loans held-for-investment:
Individually evaluated for impairment	$16,130	$2,912	$580	$19,622
Collectively evaluated for impairment	557,603	985,119	1,434,965	2,977,687
Loans held-for-investment	$573,733	$988,031	$1,435,545	$2,997,309

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,800	$—	$745	$4,545
Collectively evaluated for impairment	7,264	5,344	821	13,429
Total allowance for loan losses	$11,064	$5,344	$1,566	$17,974
Loans held-for-investment:
Individually evaluated for impairment	$12,310	$2,912	$1,948	$17,170
Collectively evaluated for impairment	621,922	859,276	1,342,916	2,824,114
Loans held-for-investment	$634,232	$862,188	$1,344,864	$2,841,284

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$474	$510
Non-accrual loans	8,923	12,894
Total troubled debt restructurings	$9,397	$13,404

Of the non-accrual loans as of June 30, 2016, two C&I loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of June 30, 2016. The aggregate recorded investment of these loans was $9.4 million. There were unused commitments of $39,000 as of June 30, 2016, which was related to the performing TDR.

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

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. There were no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the six months ended June 30, 2016. There were two loans for $5.6 million that were modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the six months ended June 30, 2015, that were already on non-accrual status and fully secured or adequately reserved as of June 30, 2015.

There were no modifications made to loans designated as TDRs during the three and six months ended June 30, 2016.

The financial effects of modifications made to loans designated as TDRs during three months ended June 30, 2015, were as follows:

	Three Months Ended June 30, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Change in interest terms	1	$4,064	$4,021	$400	$—
Total	1	$4,064	$4,021	$400	$—

The financial effects of modifications made to loans designated as TDRs during six months ended June 30, 2015, were as follows:

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

Other Real Estate Owned

As of June 30, 2016 and December 31, 2015, the balance of the other real estate owned portfolio was $1.7 million and $1.7 million, respectively. There were no residential mortgage loans in the process of foreclosure as of June 30, 2016.

[6] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $4.6 million and other intangible assets of $13.6 million were recorded during the six months ended June 30, 2016, related to the TKG acquisition.

The following table presents the change in goodwill for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Balance, beginning of period	$34,163	$34,163
Additions	4,561	—
Balance, end of period	$38,724	$34,163

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Balance, beginning of period	$16,653	$18,211
Additions	13,585	—
Amortization	(828)	(779)
Balance, end of period	$29,410	$17,432

The following table presents the gross amount of intangible assets and total accumulated amortization by class:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$4,040	$(158)	$3,882	$1,190	$(109)	$1,081
Client Relationships:
Sub-advisory client list	11,530	(1,941)	9,589	11,200	(1,521)	9,679
Separate managed accounts client list	1,810	(264)	1,546	1,095	(201)	894
Other institutional client list	5,950	(1,262)	4,688	5,950	(992)	4,958
Non-compete agreements	465	(60)	405	75	(34)	41
Total finite-lived intangibles	$23,795	$(3,685)	$20,110	$19,510	$(2,857)	$16,653
Client Relationships:
Mutual fund client list (indefinite-lived)	9,300	—	9,300	—	—	—
Total intangibles assets	$33,095	$(3,685)	$29,410	$19,510	$(2,857)	$16,653

Amortization expense on finite-lived intangible assets totaled $438,000 and $390,000 for the three months ended June 30, 2016, and 2015. Amortization expense on finite-lived intangible assets totaled $828,000 and $779,000 for the six months ended June 30, 2016, and 2015.

The following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no future additions, for each of the five years following June 30, 2016:

(Dollars in thousands)	Amount
June 30,
2017	$1,851
2018	1,845
2019	1,832
2020	1,816
2021	1,734
Thereafter	11,032
Total finite-lived intangibles	$20,110
Indefinite-lived intangibles	9,300
Total intangibles assets	$29,410

[7] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	June 30, 2016	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$160,538	$159,859
Interest-bearing checking accounts	0.05 to 0.60%	0.49%	0.42%	181,318	136,037
Money market deposit accounts	0.05 to 1.50%	0.70%	0.50%	1,657,272	1,464,279
Total demand and savings accounts				1,999,128	1,760,175
Time deposits	0.05 to 1.44%	0.87%	0.78%	889,064	929,669
Total deposit balance				$2,888,192	$2,689,844
Average rate paid on interest-bearing accounts		0.74%	0.60%

As of June 30, 2016 and December 31, 2015, the Bank had total brokered deposits of $1.06 billion and $1.05 billion, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $470.0 million and $496.5 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, time deposits with balances of $100,000 or more, excluding brokered time deposit, amounted to $373.9 million and $409.2 million, respectively. Time deposits with balances of $250,000 or more, excluding brokered time deposit, amounted to $150.8 million and $142.7 million as of June 30, 2016 and December 31, 2015, respectively.

The contractual maturity of time deposits, including brokered deposits, is as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
12 months or less	$708,279	$645,004
12 months to 24 months	156,101	219,333
24 months to 36 months	24,684	65,332
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$889,064	$929,669

Interest expense on deposits is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest-bearing checking accounts	$154	$99	$307	$219
Money market deposit accounts	2,622	1,336	4,829	2,556
Time deposits	1,827	1,741	3,605	3,293
Total interest expense on deposits	$4,603	$3,176	$8,741	$6,068

[8] BORROWINGS

As of June 30, 2016 and December 31, 2015, borrowings were comprised of the following:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 6/30/2016	0.51%	$75,000	7/1/2016		$—
Issued 6/29/2016	0.66%	100,000	9/29/2016		—
Issued 12/31/2015		—		0.51%	170,000	1/4/2016
Issued 7/29/2015	0.61%	25,000	8/4/2016	0.61%	25,000	8/4/2016
Issued 7/29/2015	0.72%	25,000	11/3/2016	0.72%	25,000	11/3/2016
Subordinated notes payable (net of debt issuance costs of $591 and $692)	5.75%	34,409	7/1/2019	5.75%	34,308	7/1/2019
Total borrowings, net		$259,409			$254,308

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of June 30, 2016, the Bank’s borrowing capacity is based on the information provided in the March 31, 2016, QCR filing. As of June 30, 2016, the Bank had securities held in safekeeping at the FHLB with a fair value of $5.8 million, combined with pledged loans of $774.0 million, for a borrowing capacity of $554.8 million, of which $225.0 million was outstanding in advances, as reflected in the table above. As of December 31, 2015, there was $220.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of June 30, 2016, the full amount of these established lines were available to the Bank.

The Holding Company established an unsecured line of credit of $25.0 million, effective December 29, 2015, with Texas Capital Bank. As of June 30, 2016, the full amount of this established line was available.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of June 30, 2016 and March 31, 2016, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$321,170	12.76%	$201,322	8.00%	N/A	N/A
Bank	$304,080	12.24%	$198,774	8.00%	$248,468	10.00%
Tier 1 risk-based capital ratio
Company	$283,157	11.25%	$150,992	6.00%	N/A	N/A
Bank	$286,628	11.54%	$149,081	6.00%	$198,774	8.00%
Common equity tier 1 risk-based capital ratio
Company	$283,157	11.25%	$113,244	4.50%	N/A	N/A
Bank	$286,628	11.54%	$111,810	4.50%	$161,504	6.50%
Tier 1 leverage ratio
Company	$283,157	8.41%	$134,737	4.00%	N/A	N/A
Bank	$286,628	8.57%	$133,752	4.00%	$167,190	5.00%

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

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

[10] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan, under which eligible employees may contribute a percentage of their salary at their discretion. During the six months ended June 30, 2016 and 2015, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $206,000 and $166,000 for the three months ended June 30, 2016 and 2015, respectively, including incidental administrative fees paid to a third party administrator of the plan. The Company’s contribution expense was $402,000 and $353,000 for the six months ended June 30, 2016 and 2015, respectively, including incidental administrative fees paid to a third party administrator of the plan.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five-year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three and six months ended June 30, 2016, the Company recorded expense related to SERP of $232,000 and $454,000, utilizing a discount rate of 2.15%. For the three and six months ended June 30, 2015, the Company recorded expense related to SERP of $199,000 and $391,000, utilizing a discount rate of 2.98%. The recorded liability related to the SERP plan was $2.5 million and $2.1 million as of June 30, 2016 and December 31, 2015, respectively.

[11] STOCK TRANSACTIONS

In October 2014, the Board of Directors authorized the repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock through December 31, 2015. Under this plan, the Company repurchased the total of 1,000,000 shares for approximately $9.9 million at an average cost of $9.90 per share and are held as treasury stock.

In January 2016, the Board of Directors authorized another repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock. During the six months ended June 30, 2016, the Company repurchased a total of 257,722 shares for approximately $3.2 million, at an average cost of $12.33 per share.

The tables below show the changes in the Company’s common shares outstanding during the periods indicated.

Number of Common Shares Outstanding
Balance, December 31, 2014	28,060,888
Issuance of restricted common stock	255,916
Forfeitures of restricted common stock	—
Exercise of stock options	5,000
Purchase of treasury stock	(321,109)
Balance, June 30, 2015	28,000,695

Balance, December 31, 2015	28,056,195
Issuance of restricted common stock	394,309
Forfeitures of restricted common stock	(4,000)
Exercise of stock options	22,500
Purchase of treasury stock	(257,722)
Balance, June 30, 2016	28,211,282

[12] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Net income available to common shareholders	$6,773	$5,728	$12,616	$10,784
Weighted average common shares outstanding:
Basic	27,549,475	27,718,226	27,601,331	27,804,599
Non-vested restricted stock - dilutive	180,317	48,933	147,823	26,780
Stock options - dilutive	495,612	416,889	472,728	345,131
Diluted	28,225,404	28,184,048	28,221,882	28,176,510

Earnings per common share:
Basic	$0.25	$0.21	$0.46	$0.39
Diluted	$0.24	$0.20	$0.45	$0.38

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive shares (1)	421,661	707,893	627,893	973,393

(1)	Included stock options and non-vested restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[13] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts related to certain of the Company’s fixed-rate loan assets and differences in the amount, timing, and duration of the Company's known or expected cash payments related to certain of the Company's FHLB borrowings. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers while at the same time the Company enters into an offsetting derivative transaction in order to eliminate its interest rate risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015:

	Asset Derivatives		Liability Derivatives
	as of June 30, 2016		as of June 30, 2016
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$221
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$21,292	Other liabilities	$22,881

	Asset Derivatives		Liability Derivatives
	as of December 31, 2015		as of December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$229
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,662	Other liabilities	$9,363

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2016, the Company had four interest rate swaps, with an aggregate notional amount of $3.0 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for six months ended June 30, 2016 and 2015. There were no counterparty default losses on derivatives for the six months ended June 30, 2016 and 2015.

For the four derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended June 30, 2016, the Company recognized a net gain of $1,000 in non-interest income related to hedge ineffectiveness as compared to a net gain of $2,000 during the three months ended June 30, 2015. The Company also recognized a decrease to interest income of $23,000 and $76,000 for the three months ended June 30, 2016 and 2015, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items. During the six months ended June 30, 2016, the Company recognized a net gain of $2,000 in non-interest income related to hedge ineffectiveness as compared to a net gain of $2,000 during the six months ended June 30, 2015. The Company also recognized a decrease to interest income of $47,000 and $158,000 for the six months ended June 30, 2016 and 2015, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

CASH FLOW HEDGES OF INTEREST RATE RISK
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. In June 2016, the Company entered into two derivative contracts to hedge the variable cash flows associated with certain FHLB borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended June 30, 2016.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates $87,000 to be reclassified to earnings as an increase to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 36 months.

As of June 30, 2016, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $100.0 million that was designated as a cash flow hedge of interest rate risk. During the three months ended June 30, 2016, a net loss of $87,000 was recognized in accumulated other comprehensive income (loss) on the effective portion of the derivative.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2016, the Company had 194 derivative transactions with an aggregate notional amount of $784.1 million related to this program. During the three months ended June 30, 2016 and 2015, the Company recognized a net loss of $385,000 and a net gain of $261,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships. During the six months ended June 30, 2016 and 2015, the Company recognized a net loss of $840,000 and a net gain $44,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended June 30,
(Dollars in thousands)		2016	2015
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(23)	$(76)
	Non-interest income	1	2
Total		$(22)	$(74)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(385)	$261
Total		$(385)	$261

		Six Months Ended June 30,
(Dollars in thousands)		2016	2015
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(47)	$(158)
	Non-interest income	2	2
Total		$(45)	$(156)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(840)	$44
Total		$(840)	$44

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

As of June 30, 2016, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $23.2 million. As of June 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $23.2 million. If the Company had breached any of these provisions as of June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$63,452	$—	$63,452
Trust preferred securities	—	16,304	—	16,304
Non-agency mortgage-backed securities	—	5,746	—	5,746
Non-agency collateralized loan obligations	—	11,424	—	11,424
Agency collateralized mortgage obligations	—	46,862	—	46,862
Agency mortgage-backed securities	—	27,296	—	27,296
Agency debentures	—	4,650	—	4,650
Equity securities	8,077	—	—	8,077
Interest rate swaps	—	21,292	—	21,292
Total financial assets	8,077	197,026	—	205,103

Financial liabilities:
Interest rate swaps	—	23,102	—	23,102
Total financial liabilities	$—	$23,102	$—	$23,102

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$43,733	$—	$43,733
Trust preferred securities	—	16,601	—	16,601
Non-agency mortgage-backed securities	—	5,743	—	5,743
Non-agency collateralized loan obligations	—	11,711	—	11,711
Agency collateralized mortgage obligations	—	49,371	—	49,371
Agency mortgage-backed securities	—	28,669	—	28,669
Agency debentures	—	4,732	—	4,732
Equity securities	7,759	—	—	7,759
Interest rate swaps	—	8,662	—	8,662
Total financial assets	7,759	169,222	—	176,981

Financial liabilities:
Interest rate swaps	—	9,592	—	9,592
Total financial liabilities	$—	$9,592	$—	$9,592

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,005	$12,005
Other real estate owned	—	—	1,730	1,730
Total assets	$—	$—	$13,735	$13,735

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,625	$12,625
Other real estate owned	—	—	1,730	1,730
Total assets	$—	$—	$14,355	$14,355

As of June 30, 2016, the Company recorded $4.2 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of impaired loans. As of December 31, 2015, the Company recorded $4.5 million of specific reserves to allowance for loan losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$12,005	Discounted cash flow	Discount due to restructured nature of operations	7%

Other real estate owned	$1,730	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

		June 30, 2016		December 31, 2015
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$114,297	$114,297	$96,676	$96,676
Investment securities available-for-sale: debt	2	175,734	175,734	160,560	160,560
Investment securities available-for-sale: equity	1	8,077	8,077	7,759	7,759
Investment securities held-to-maturity	2	44,774	45,931	47,290	48,099
Federal Home Loan Bank stock	2	13,632	13,632	9,802	9,802
Loans held-for-investment, net	3	2,980,094	2,980,674	2,823,310	2,813,278
Accrued interest receivable	2	7,774	7,774	7,056	7,056
Investment management fees receivable	2	7,674	7,674	6,191	6,191
Bank owned life insurance	2	60,905	60,905	60,019	60,019
Interest rate swaps	2	21,292	21,292	8,662	8,662
Other real estate owned	3	1,730	1,730	1,730	1,730

Financial liabilities:
Deposits	2	$2,888,192	$2,889,349	$2,689,844	$2,690,693
Borrowings, net	2	259,409	260,353	254,308	255,179
Accrued acquisition earnout liability	3	3,687	3,687	—	—
Interest rate swaps	2	23,102	23,102	9,592	9,592

During the six months ended June 30, 2016 and 2015, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2016 and December 31, 2015:

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

LOANS HELD-FOR-INVESTMENT
The fair value of loans held-for-investment is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Fair value as determined here does not represent an exit price. Impaired loans are generally valued at the fair value of the associated collateral.

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

ACQUISITION EARNOUT LIABILITY
The fair value of the TKG acquisition earnout liability is estimated through the assistance of an independent third party. For additional information on the calculation of the earnout, refer to Note 2, Business Combinations.

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

[15] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended June 30,
	2016			2015
(Dollars in thousands)	Investment Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)	Investment Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(2,094)	$—	$(2,094)	$(345)	$—	$(345)
Change in unrealized holding gains (losses)	1,114	(56)	1,058	130	—	130
Gains reclassified from other comprehensive income (1)	(40)	—	(40)	—	—	—
Net other comprehensive income (loss)	1,074	(56)	1,018	130	—	130
Balance, end of period	$(1,020)	$(56)	$(1,076)	$(215)	$—	$(215)

(1)	Consists of net realized gain on sale and call of investment securities of $62,000 and $0, net of income tax expense of $22,000 and $0 for the three months ended June 30, 2016 and 2015, respectively.

	Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Investment Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)	Investment Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,443)	$—	$(1,443)	$(627)	$—	$(627)
Change in unrealized holding gains (losses)	464	(56)	408	423	—	423
Gains reclassified from other comprehensive income (1)	(41)	—	(41)	(11)	—	(11)
Net other comprehensive income (loss)	423	(56)	367	412	—	412
Balance, end of period	$(1,020)	$(56)	$(1,076)	$(215)	$—	$(215)

(1)
Consists of net realized gain on sale and call of investment securities of $63,000 and $17,000, net of income tax expense of $22,000 and $6,000 for the six months ended June 30, 2016 and 2015, respectively.

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

(Dollars in thousands)	June 30, 2016	December 31, 2015
Assets:	(unaudited)
Bank	$3,441,794	$3,236,756
Investment management	82,659	65,516
Parent and other	4,138	(101)
Total assets	$3,528,591	$3,302,171

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:	(unaudited)				(unaudited)
Interest income	$23,730	$—	$65	$23,795	$20,429	$—	$52	$20,481
Interest expense	5,025	—	551	5,576	3,259	—	549	3,808
Net interest income (loss)	18,705	—	(486)	18,219	17,170	—	(497)	16,673
Provision for loan losses	80	—	—	80	185	—	—	185
Net interest income (loss) after provision for loan losses	18,625	—	(486)	18,139	16,985	—	(497)	16,488
Non-interest income:
Investment management fees	—	9,517	(55)	9,462	—	7,556	(42)	7,514
Net gain on the sale and call of investment securities	62	—	—	62	—	—	—	—
Other non-interest income	1,922	1	—	1,923	2,062	—	—	2,062
Total non-interest income	1,984	9,518	(55)	11,447	2,062	7,556	(42)	9,576
Non-interest expense:
Intangible amortization expense	—	438	—	438	—	390	—	390
Other non-interest expense	12,299	6,683	37	19,019	11,690	5,497	5	17,192
Total non-interest expense	12,299	7,121	37	19,457	11,690	5,887	5	17,582
Income (loss) before tax	8,310	2,397	(578)	10,129	7,357	1,669	(544)	8,482
Income tax expense (benefit)	2,662	917	(223)	3,356	2,291	633	(170)	2,754
Net income (loss)	$5,648	$1,480	$(355)	$6,773	$5,066	$1,036	$(374)	$5,728

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:	(unaudited)				(unaudited)
Interest income	$47,017	$—	$138	$47,155	$40,577	$—	$106	$40,683
Interest expense	9,457	—	1,102	10,559	6,259	—	1,088	7,347
Net interest income (loss)	37,560	—	(964)	36,596	34,318	—	(982)	33,336
Provision for loan losses	202	—	—	202	1,110	—	—	1,110
Net interest income (loss) after provision for loan losses	37,358	—	(964)	36,394	33,208	—	(982)	32,226
Non-interest income:
Investment management fees	—	16,590	(109)	16,481	—	15,258	(89)	15,169
Net gain on the sale and call of investment securities	63	—	—	63	17	—	—	17
Other non-interest income	3,817	1	—	3,818	3,240	1	—	3,241
Total non-interest income	3,880	16,591	(109)	20,362	3,257	15,259	(89)	18,427
Non-interest expense:
Intangible amortization expense	—	828	—	828	—	779	—	779
Other non-interest expense	24,623	11,977	35	36,635	22,943	10,995	(33)	33,905
Total non-interest expense	24,623	12,805	35	37,463	22,943	11,774	(33)	34,684
Income (loss) before tax	16,615	3,786	(1,108)	19,293	13,522	3,485	(1,038)	15,969
Income tax expense (benefit)	5,653	1,448	(424)	6,677	4,188	1,321	(324)	5,185
Net income (loss)	$10,962	$2,338	$(684)	$12,616	$9,334	$2,164	$(714)	$10,784

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and six months ended June 30, 2016. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2016.

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

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), which is applying to be registered as a broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis, which had assets under management of $10.59 billion as of June 30, 2016. Our broker/dealer subsidiary, once registered, will support any distribution and marketing efforts for Chartwell’s proprietary investment products that may require SEC or FINRA licensing.

For the three months ended June 30, 2016, our net income was $6.8 million compared to $5.7 million for the same period in 2015, an increase of $1.0 million, primarily due to the net impact of (1) a $1.5 million, or 9.3%, increase in our net interest income; (2) a decrease in provision for loan losses of $105,000; (3) an increase in non-interest income of $1.9 million largely related to higher investment management fees due to the TKG acquisition; (4) an increase of $1.9 million in our non-interest expense largely related to the TKG acquisition; and (5) a $602,000 increase in income taxes.

For the six months ended June 30, 2016, our net income was $12.6 million compared to $10.8 million for the same period in 2015, an increase of $1.8 million, primarily due to the net impact of (1) a $3.3 million, or 9.8%, increase in our net interest income; (2) a decrease in provision for loan losses of $908,000; (3) an increase in non-interest income of $1.9 million, largely related to higher investment management fees and higher swap revenue; (4) an increase of $2.8 million in our non-interest expense; and (5) a $1.5 million increase in income taxes.

Our diluted EPS was $0.24 for the three months ended June 30, 2016, compared to $0.20 for the same period in 2015. The increase is a result of an increase of $1.0 million in our net income.

Our diluted EPS was $0.45 for the six months ended June 30, 2016, compared to $0.38 for the same period in 2015. The increase is a result of an increase of $1.8 million in our net income.

For the three months ended June 30, 2016, total revenue increased $3.4 million, or 12.8%, to $29.6 million from $26.2 million for the same period in 2015, driven by higher investment management fees and higher net interest income for the Bank. Pre-tax, pre-provision net revenue increased $1.5 million, or 17.1%, to $10.1 million for the three months ended June 30, 2016, from $8.7 million for the same period in 2015, primarily resulting from the higher total revenue partially offset by higher non-interest expense.

For the six months ended June 30, 2016, total revenue increased $5.1 million, or 10.0%, to $56.9 million from $51.7 million for the same period in 2015, driven by higher net interest income for the Bank and higher investment management fees. Pre-tax, pre-provision net revenue increased $2.4 million, or 13.9%, to $19.4 million for the six months ended June 30, 2016, from $17.1 million for the same period in 2015, resulting from higher total revenue partially offset by higher non-interest expenses.

Our annualized net interest margin was 2.25% and 2.29% for the three and six months ended June 30, 2016, respectively, as compared to 2.39% and 2.42%, for the same periods in 2015, respectively. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking margin loan portfolio that the Bank has made its fastest growing channel.

For the three and six months ended June 30, 2016, the Bank’s efficiency ratio was 59.63% and 59.51%, respectively, as compared to 60.78% and 61.09% for the same periods in 2015, respectively. Our non-interest expense to average assets for the three and six months ended June 30, 2016, was 2.29% and 2.24%, respectively, compared to 2.40% and 2.40%, for the same periods in 2015, respectively.

Our annualized return on average assets was 0.80% and 0.75% for the three and six months ended June 30, 2016, respectively, as compared to 0.78% and 0.75% for the same periods in 2015, respectively. Our annualized return on average equity was 8.16% and 7.66%, for the three and six months ended June 30, 2016, respectively, as compared to 7.36% and 7.01% for the same periods in 2015, respectively. The increase in this ratio is due to continued growth in earnings driven by the low capital nature of the private banking margin loans and investment management segment.

Total assets of $3.53 billion as of June 30, 2016, increased $226.4 million, or 13.8% on an annualized basis, from December 31, 2015. Loans held-for-investment grew by $156.0 million to $3.00 billion as of June 30, 2016, an annualized increase of 11.0%, from December 31, 2015, as a result of growth in our commercial real estate and private banking loan portfolios. Total deposits increased $198.3 million, or 14.8% on an annualized basis, to $2.89 billion as of June 30, 2016, from December 31, 2015.

Adverse rated credits to total loans remained steady at 1.89% at June 30, 2016, and 1.92% at December 31, 2015. The allowance for loan losses to loans was 0.57% as of June 30, 2016, compared to 0.63% as of December 31, 2015. The provision for loan losses was $80,000 and $202,000 for the three and six months ended June 30, 2016, respectively, as compared to provision expense of $185,000 and $1.1 million for the same periods in 2015, respectively. The trend of our recent provision expense and ratio of allowance for loan losses to loans reflects the change in complexion of our loan portfolio over the past year with a much larger percentage of the portfolio in loans secured by marketable securities.

Our book value per common share increased $0.35 to $11.97 as of June 30, 2016, from $11.62 as of December 31, 2015, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock during six months ended June 30, 2016.

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

“Total revenue” is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of investment securities. We believe adjustments made to our operating revenue allow management and investors to better assess our operating revenue by removing the volatility that is associated with certain other items that are unrelated to our core business.

“Pre-tax, pre-provision net revenue” is defined as net income, without giving effect to loan loss provision and income taxes, and excluding gains and losses on the sale and call of investment securities. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for loan losses or other items that are unrelated to our core business.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Pre-tax, pre-provision net revenue:
Net interest income	$18,219	$16,673	$36,596	$33,336
Total non-interest income	11,447	9,576	20,362	18,427
Less: net gain on the sale and call of investment securities	62	—	63	17
Total revenue	29,604	26,249	56,895	51,746
Less: total non-interest expense	19,457	17,582	37,463	34,684
Pre-tax, pre-provision net revenue	$10,147	$8,667	$19,432	$17,062

Efficiency ratio:
Total non-interest expense	$19,457	$17,582	$37,463	$34,684
Less: non-recurring acquisition related expenses	—	—	1	—
Less: intangible amortization expenses	438	390	828	779
Total non-interest expense (numerator)	$19,019	$17,192	$36,634	$33,905
Total revenue (denominator)	$29,604	$26,249	$56,895	$51,746
Efficiency ratio	64.24%	65.50%	64.39%	65.52%

BANK SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Bank pre-tax, pre-provision net revenue:
Net interest income	$18,705	$17,170	$37,560	$34,318
Total non-interest income	1,984	2,062	3,880	3,257
Less: net gain on the sale and call of investment securities	62	—	63	17
Total revenue	20,627	19,232	41,377	37,558
Less: total non-interest expense	12,299	11,690	24,623	22,943
Pre-tax, pre-provision net revenue	$8,328	$7,542	$16,754	$14,615

Bank efficiency ratio:
Total non-interest expense (numerator)	$12,299	$11,690	$24,623	$22,943
Total revenue (denominator)	$20,627	$19,232	$41,377	$37,558
Efficiency ratio	59.63%	60.78%	59.51%	61.09%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 64.3% and 64.4% of total revenue for the six months ended June 30, 2016 and 2015, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest income	$23,795	$20,481	$47,155	$40,683
Fully taxable equivalent adjustment	74	63	146	121
Interest income adjusted	23,869	20,544	47,301	40,804
Less: interest expense	5,576	3,808	10,559	7,347
Net interest income adjusted	$18,293	$16,736	$36,742	$33,457

Yield on earning assets	2.94%	2.93%	2.95%	2.96%
Cost of interest-bearing liabilities	0.77%	0.62%	0.74%	0.61%
Net interest spread	2.17%	2.31%	2.21%	2.35%
Net interest margin (1)	2.25%	2.39%	2.29%	2.42%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended June 30, 2016 and 2015. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$105,954	$135	0.51%	$102,353	$87	0.34%
Federal funds sold	6,041	5	0.33%	6,420	2	0.12%
Investment securities available-for-sale	185,477	816	1.77%	153,983	465	1.21%
Investment securities held-to-maturity	45,143	457	4.07%	40,051	384	3.85%
FHLB stock	11,984	102	3.42%	4,178	55	5.28%
Total loans	2,909,217	22,354	3.09%	2,505,646	19,551	3.13%
Total interest-earning assets	3,263,816	23,869	2.94%	2,812,631	20,544	2.93%
Other assets	157,736			131,856
Total assets	$3,421,552			$2,944,487

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$145,858	$154	0.42%	$98,183	$99	0.40%
Money market deposit accounts	1,603,881	2,622	0.66%	1,352,153	1,336	0.40%
Time deposits	852,381	1,827	0.86%	900,638	1,741	0.78%
Borrowings:
FHLB borrowing	269,670	419	0.62%	79,176	78	0.40%
Subordinated notes payable, net	34,376	554	6.48%	34,173	554	6.50%
Total interest-bearing liabilities	2,906,166	5,576	0.77%	2,464,323	3,808	0.62%
Noninterest-bearing deposits	147,540			137,647
Other liabilities	34,075			30,304
Shareholders' equity	333,771			312,213
Total liabilities and shareholders' equity	$3,421,552			$2,944,487

Net interest income (1)		$18,293			$16,736
Net interest spread			2.17%			2.31%
Net interest margin (1)			2.25%			2.39%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended June 30, 2016 and 2015. Net interest income, calculated on a fully taxable equivalent basis, increased $1.6 million, or 9.3%, to $18.3 million for the three months ended June 30, 2016, from $16.7 million for the same period in 2015. The increase in net interest income for the three months ended June 30, 2016, was primarily attributable to a $451.2 million, or 16.0%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $3.3 million, or 16.2%, in interest income, partially offset by an increase of $1.8 million, or 46.4%, in interest expense. Net interest margin decreased to 2.25% for the three months ended June 30, 2016, as compared to 2.39% for the same period in 2015 driven by higher interest expense associated with the higher average deposits and FHLB borrowings.

The increase in interest income was primarily the result of an increase in average total loans of $403.6 million, or 16.1%, which is our primary earning asset and the Bank’s core business, partially offset by a decrease of four basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel, which was partially offset by the effect on our floating-rate loans due to the Federal Reserve’s increase in the target federal funds rate in December 2015. The overall yield on interest-earning assets increased one basis points to 2.94% for the three months ended June 30, 2016, as compared to 2.93% for the same period in 2015, primarily as a result of the lower yield on loans more than offset by higher yields on investment securities.

Interest expense on interest-bearing liabilities of $5.6 million, for the three months ended June 30, 2016, increased $1.8 million, or 46.4%, from the same period in 2015 as a result of an increase of $441.8 million, or 17.9%, in average interest-bearing liabilities for the three months ended June 30, 2016, coupled with an increase of 15 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2015. The increase in average rate paid was reflective of increases in rates paid in money market deposits, time deposits and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $251.7 million, or 18.6%, in average money market deposit accounts and an increase of $190.5 million in the average balance of our FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended June 30, 2016 and 2015. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30,
	2016 over 2015
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$45	$3	$48
Federal funds sold	3	—	3
Investment securities available-for-sale	242	109	351
Investment securities held-to-maturity	22	51	73
FHLB stock	(25)	72	47
Total loans	(302)	3,105	2,803
Total increase (decrease) in interest income	(15)	3,340	3,325

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	5	50	55
Money market deposit accounts	1,001	285	1,286
Time deposits	183	(97)	86
Borrowings:
FHLB borrowing	66	275	341
Subordinated notes payable, net	(3)	3	—
Total increase in interest expense	1,252	516	1,768
Total increase (decrease) in net interest income	$(1,267)	$2,824	$1,557

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the six months ended June 30, 2016 and 2015. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$104,317	$268	0.52%	$110,512	$189	0.34%
Federal funds sold	6,047	10	0.33%	6,115	3	0.10%
Investment securities available-for-sale	180,892	1,559	1.73%	157,713	953	1.22%
Investment securities held-to-maturity	46,211	924	4.02%	37,909	736	3.92%
FHLB stock	10,293	199	3.89%	4,430	262	11.93%
Total loans	2,872,090	44,341	3.10%	2,465,650	38,661	3.16%
Total interest-earning assets	3,219,850	47,301	2.95%	2,782,329	40,804	2.96%
Other assets	147,773			129,762
Total assets	$3,367,623			$2,912,091

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$145,166	$307	0.43%	$106,815	$219	0.41%
Money market deposit accounts	1,577,474	4,829	0.62%	1,305,908	2,556	0.39%
Time deposits	872,915	3,605	0.83%	883,095	3,293	0.75%
Borrowings:
FHLB borrowing	228,461	710	0.62%	89,724	172	0.39%
Subordinated notes payable, net	34,351	1,108	6.49%	34,149	1,107	6.54%
Total interest-bearing liabilities	2,858,367	10,559	0.74%	2,419,691	7,347	0.61%
Noninterest-bearing deposits	149,740			149,681
Other liabilities	28,312			32,712
Shareholders' equity	331,204			310,007
Total liabilities and shareholders' equity	$3,367,623			$2,912,091

Net interest income (1)		$36,742			$33,457
Net interest spread			2.21%			2.35%
Net interest margin (1)			2.29%			2.42%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Six Months Ended June 30, 2016 and 2015. Net interest income, calculated on a fully taxable equivalent basis, increased $3.3 million, or 9.8%, to $36.7 million for the six months ended June 30, 2016, from $33.5 million for the same period in 2015. The increase in net interest income for the six months ended June 30, 2016, was primarily attributable to a $437.5 million, or 15.7%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $6.5 million, or 15.9%, in interest income, partially offset by an increase of $3.2 million, or 43.7%, in interest expense. Net interest margin decreased to 2.29% for the six months ended June 30, 2016, as compared to 2.42% for the same period in 2015, driven by lower loan yields and higher interest expense associated with the higher average deposits and FHLB borrowings.

The increase in interest income was primarily the result of an increase in average total loans of $406.4 million, or 16.5%, which is our primary earning asset and the Bank’s core business, an increase of $31.5 million, or 16.1%, in average investment securities balances and an increase of 51 basis points in yield on investment securities available-for-sale, partially offset by a decrease of six basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel, which was partially offset by the effect on our floating-rate loans due to the Federal Reserve’s increase in the target federal funds rate in December 2015. The overall yield on interest-earning assets declined one basis point to 2.95% for the six months ended June 30, 2016, as compared to 2.96% for the same period in 2015.

Interest expense on interest-bearing liabilities of $10.6 million, for the six months ended June 30, 2016, increased $3.2 million, or 43.7%, from the same period in 2015, as a result of an increase of $438.7 million, or 18.1%, in average interest-bearing liabilities for the six months ended June 30, 2016, coupled with an increase of 13 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2015. The increase in average rate paid was reflective of increases in rates paid in money market deposits, time deposits and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $271.6 million, or 20.8%, in average money market deposit accounts and an increase of $138.7 million, in the average balance of our FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the six months ended June 30, 2016 and 2015. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Six Months Ended June 30,
	2016 over 2015
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$90	$(11)	$79
Federal funds sold	7	—	7
Investment securities available-for-sale	448	158	606
Investment securities held-to-maturity	19	169	188
FHLB stock	(257)	194	(63)
Total loans	(799)	6,479	5,680
Total increase (decrease) in interest income	(492)	6,989	6,497

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	6	82	88
Money market deposit accounts	1,654	619	2,273
Time deposits	349	(37)	312
Borrowings:
FHLB borrowing	152	386	538
Subordinated notes payable, net	(8)	9	1
Total increase in interest expense	2,153	1,059	3,212
Total increase (decrease) in net interest income	$(2,645)	$5,930	$3,285

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

Provision for Loan Losses for the Three Months Ended June 30, 2016 and 2015. We recorded provision for loan losses of $80,000 for the three months ended June 30, 2016, compared to $185,000 for the three months ended June 30, 2015. The provision for the three months ended June 30, 2016, was comprised of a net increase of $400,000 in specific reserves on commercial and industrial non-performing loans and an increase of $520,000 in general reserves on non-pass rated commercial and industrial loans, partially offset by a decrease of $794,000 in general reserves on commercial real estate loans, due to improved credit quality offset by growth. The provision for loan losses for the three months ended June 30, 2015, was largely comprised of the net increase of $608,000 in specific reserves on non-performing commercial and industrial loans, partially offset by a decrease of $402,000 in the general reserves of the commercial real estate portfolio and commercial and industrial loan portfolios.

Provision for Loan Losses for the Six Months Ended June 30, 2016 and 2015. We recorded provision for loan losses of $202,000 for the six months ended June 30, 2016, compared to $1.1 million for the six months ended June 30, 2015. The provision for the six months ended June 30, 2016, was comprised of a net increase of $1.4 million in specific reserves on commercial and industrial non-performing loans, partially offset by a decrease of $472,000 in general reserves on commercial real estate loans, due to improved credit quality offset by growth, recoveries of $582,000, and a decrease of $165,000 of specific reserves on private banking non-performing loans related to paydowns. The provision for loan losses for the six months ended June 30, 2015, was comprised of the net increase of $2.2 million in specific reserves on non-performing commercial and industrial loans, partially offset by a decrease of $1.1 million in commercial and industrial general reserves primarily due to overall decreases in this loan portfolio.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees for Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. In addition, from time to time as opportunities arise, we sell portions of our investment securities available-for-sale portfolio or securities may be called within our investment securities available-for-sale or held-to-maturity portfolios. Gains or losses experienced on these sales or calls are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses is impacted by a number of factors, including the nature of the security sold or called, the purpose of the sale, the interest rate environment and other market conditions. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Company, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,517	$(55)	$9,462	$—	$7,556	$(42)	$7,514
Service charges	123	—	—	123	176	—	—	176
Net gain on the sale and call of investment securities	62	—	—	62	—	—	—	—
Swap fees	1,205	—	—	1,205	697	—	—	697
Commitment and other fees	507	—	—	507	493	—	—	493
Other income (1)	87	1	—	88	696	—	—	696
Total non-interest income	$1,984	$9,518	$(55)	$11,447	$2,062	$7,556	$(42)	$9,576

(1)	Other income includes such items as income from BOLI, unrealized gain (loss) on swaps, gain on the sale of OREO and other general operating income.

Non-Interest Income for the Three Months Ended June 30, 2016 and 2015. Our non-interest income was $11.4 million for the three months ended June 30, 2016, an increase of $1.9 million, or 19.5%, from $9.6 million for the same period in 2015, primarily related to increases in investment management fees and swap fees, partially offset by lower other income.

Investment Management Segment:

•
Investment management fees increased $2.0 million for the three months ended June 30, 2016, compared to the same period in 2015, driven primarily by the additional two months of revenue provided by the operations of TKG, which was acquired at the end of April 2016. Assets under management of $10.59 billion as of June 30, 2016, increased $2.47 billion from June 30, 2015, primarily due to the TKG acquisition.

Bank Segment:

•
Swap fees increased $508,000 for the three months ended June 30, 2016, as compared to the same period in 2015, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions.

•
Other income decreased $609,000 for the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to a decrease of $636,000 in the fair values of our swaps, partially offset by an increase of $25,000 in BOLI income.

The following table presents the components of our non-interest income by operating segment for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$16,590	$(109)	$16,481	$—	$15,258	$(89)	$15,169
Service charges	259	—	—	259	339	—	—	339
Net gain on the sale and call of investment securities	63	—	—	63	17	—	—	17
Swap fees	2,445	—	—	2,445	1,014	—	—	1,014
Commitment and other fees	1,009	—	—	1,009	1,000	—	—	1,000
Other income (1)	104	1	—	105	887	1	—	888
Total non-interest income	$3,880	$16,591	$(109)	$20,362	$3,257	$15,259	$(89)	$18,427

(1)	Other income includes such items as income from BOLI, unrealized gain (loss) on swaps, gain on the sale of OREO and other general operating income.

Non-Interest Income for the Six Months Ended June 30, 2016 and 2015. Our non-interest income was $20.4 million for the six months ended June 30, 2016, an increase of $1.9 million, or 10.5%, from $18.4 million for the same period in 2015, primarily related to increases in investment management fees and swap fees, partially offset by lower other income.

Investment Management Segment:

•
Investment management fees increased $1.3 million for the six months ended June 30, 2016, as compared to the same period in 2015, driven by the additional two months of revenue provided by the operations of TKG, which was acquired at the end of April 2016 partially offset by market volatility. Assets under management of $10.59 billion as of June 30, 2016, increased $2.47 billion from June 30, 2015, primarily due to the TKG acquisition.

Bank Segment:

•
Swap fees increased $1.4 million for the six months ended June 30, 2016, as compared to the same period in 2015, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions.

•
Other income decreased $783,000 for the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to a decrease of $862,000 in the fair values of our swaps, partially offset by an increase of $76,000 in BOLI income.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$7,351	$5,456	$—	$12,807	$7,010	$4,594	$—	$11,604
Premises and occupancy costs	949	220	—	1,169	954	190	—	1,144
Professional fees	867	168	(46)	989	850	80	(45)	885
FDIC insurance expense	568	—	—	568	545	—	—	545
General insurance expense	180	85	—	265	252	61	—	313
State capital shares tax	328	—	—	328	309	—	—	309
Travel and entertainment expense	653	192	—	845	460	176	—	636
Data processing expense	285	—	—	285	268	—	—	268
Intangible amortization expense	—	438	—	438	—	390	—	390
Other operating expenses (1)	1,118	562	83	1,763	1,042	396	50	1,488
Total non-interest expense	$12,299	$7,121	$37	$19,457	$11,690	$5,887	$5	$17,582

Full-time equivalent employees (2)	145	65	—	210	138	53	—	191

(1)	Other operating expenses includes such items as organizational dues and subscriptions, charitable contributions, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended June 30, 2016 and 2015. Our non-interest expense for the three months ended June 30, 2016, increased $1.9 million, or 10.7%, as compared to the same period in 2015, of which $609,000 relates to the increase in expenses of the Bank segment and $1.2 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Investment Management Segment:

•
Chartwell’s non-interest expenses for the three months ended June 30, 2016, increased by $1.2 million, compared to the same period in 2015, primarily due to the additional two months of expenses provided by the operations of TKG, which was acquired at the end of April 2016.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended June 30, 2016, increased by $341,000, compared to the same period in 2015, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and an increase in stock-based compensation expense.

•
Travel and entertainment expenses for the three months ended June 30, 2016, increased by $193,000 compared to the same period in 2015, primarily due to higher officer and relationship manager business development activity.

The following table presents the components of our non-interest expense by operating segment for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$15,070	$9,670	$—	$24,740	$13,848	$9,170	$—	$23,018
Premises and occupancy costs	1,872	426	—	2,298	1,889	377	—	2,266
Professional fees	1,591	296	(97)	1,790	1,678	176	(93)	1,761
FDIC insurance expense	1,090	—	—	1,090	1,013	—	—	1,013
General insurance expense	359	151	—	510	496	111	—	607
State capital shares tax	657	—	—	657	582	—	—	582
Travel and entertainment expense	1,055	367	—	1,422	820	342	—	1,162
Data processing expense	577	—	—	577	530	—	—	530
Intangible amortization expense	—	828	—	828	—	779	—	779
Other operating expenses (1)	2,352	1,067	132	3,551	2,087	819	60	2,966
Total non-interest expense	$24,623	$12,805	$35	$37,463	$22,943	$11,774	$(33)	$34,684

(1)	Other operating expenses includes such items as organizational dues and subscriptions, charitable contributions, telephone, marketing, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Six Months Ended June 30, 2016 and 2015. Our non-interest expense for the six months ended June 30, 2016, increased $2.8 million, or 8.0%, as compared to the same period in 2015, of which $1.7 million relates to the increase in expenses of the Bank segment and $1.0 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Investment Management Segment:

•
Chartwell’s non-interest expenses for the six months ended June 30, 2016, increased by $1.0 million, compared to the same period in 2015, primarily due to the additional two months of expenses provided by the operations of TKG, which was acquired at the end of April 2016.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the six months ended June 30, 2016, increased by $1.2 million, compared to the same period in 2015, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and an increase in stock-based compensation expense.

•
Travel and entertainment expenses for the six months ended June 30, 2016, increased by $235,000 compared to the same period in 2015, primarily due to higher officer and relationship manager business development activity.

•
Other operating expenses for the six months ended June 30, 2016, increased by $265,000, compared to the same period in 2015, primarily due to higher costs related to servicing the volume of our private banking margin loans.

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

Income Taxes for the Three Months Ended June 30, 2016 and 2015. For the three months ended June 30, 2016, we recognized income tax expense of $3.4 million, or 33.1% of income before tax, as compared to income tax expense of $2.8 million, or 32.5% of income before tax, for the same period in 2015. Our effective tax rate of 33.1% for the three months ended June 30, 2016, increased as compared to the prior year due to a higher level of investment tax credits recognized in 2015 versus 2016.

Income Taxes for the Six Months Ended June 30, 2016 and 2015. For the six months ended June 30, 2016, we recognized income tax expense of $6.7 million, or 34.6% of income before tax, as compared to income tax expense of $5.2 million, or 32.5% of income before tax, for the same period in 2015. Our effective tax rate of 34.6% for the six months ended June 30, 2016, increased as compared to the prior year due to a higher level of investment tax credits recognized in 2015 versus 2016.

Financial Condition

Our total assets as of June 30, 2016, were $3.53 billion, which was an increase of $226.4 million, or 13.8% on an annualized basis, from December 31, 2015, driven by growth in our loan and investments portfolios. As of June 30, 2016, our loan portfolio of $3.00 billion, increased $156.0 million, or 11.0% annualized, from December 31, 2015. Total investment securities increased $16.8 million, or 15.0% annualized, to $242.2 million, as of June 30, 2016, from $225.4 million, as of December 31, 2015, primarily as a result of purchases of investment grade corporate bonds. Cash and cash equivalents increased $17.6 million, to $114.3 million, as of June 30, 2016, from $96.7 million, as of December 31, 2015. As of June 30, 2016, our total deposits of $2.89 billion increased $198.3 million, or 14.8% annualized, from December 31, 2015, primarily to fund loan growth. Net borrowings increased $5.1 million, to $259.4 million, as of June 30, 2016, from $254.3 million as of December 31, 2015. Our shareholders’ equity increased $11.7 million to $337.7 million as of June 30, 2016, from $326.0 million as of December 31, 2015. This increase was primarily the result of $12.6 million in net income and the impact of $1.7 million in stock-based compensation, partially offset by the purchase of $3.2 million in treasury stock.

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. The loan portfolio represents our largest earning asset.

The following table presents the composition of our loan portfolio as of the dates indicated:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$1,435,545	47.9%	$1,344,864	47.3%
Middle-market banking loans:
Commercial and industrial	573,733	19.1%	634,232	22.4%
Commercial real estate	988,031	33.0%	862,188	30.3%
Total middle-market banking loans	1,561,764	52.1%	1,496,420	52.7%
Loans held-for-investment	$2,997,309	100.0%	$2,841,284	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $156.0 million, or 11.0% on an annualized basis, to $3.00 billion as of June 30, 2016, as compared to December 31, 2015. Our growth for the six months ended June 30, 2016, was comprised of an increase in private banking loans of $90.7 million, or 13.6% annualized, a decrease in commercial and industrial loans of $60.5 million, or 19.2% annualized, and an increase in commercial real estate loans of $125.8 million, or 29.4% annualized.

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel of financial intermediaries that operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of June 30, 2016, there was $1.28 billion, or 89.5%, of private banking loans that were secured by cash and marketable securities as compared to $1.18 billion, or 87.8%, as of December 31, 2015. Our private banking lines of credit are typically due on demand or if they have stated maturities, the term is predominately less than one year. The growth in loans secured by cash and marketable securities is expected to continue as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile. On a daily basis, we monitor the collateral of these margin loans secured by cash and marketable securities, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	June 30, 2016	December 31, 2015
Private banking loans:
Secured by cash and marketable securities	$1,284,859	$1,180,717
Secured by real estate	117,347	134,785
Other	33,339	29,362
Total private banking loans	$1,435,545	$1,344,864

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

As of June 30, 2016, there were $784.1 million of total commercial real estate loans with a floating rate and $203.9 million with a fixed rate, as compared to $650.0 million and $212.2 million, respectively, as of December 31, 2015.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	June 30, 2016
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$1,288,661	$103,586	$43,298	$1,435,545
Commercial and industrial	132,969	392,584	48,180	573,733
Commercial real estate	193,621	498,820	295,590	988,031
Loans held-for-investment	$1,615,251	$994,990	$387,068	$2,997,309

Interest rate sensitivity:
Fixed interest rates	$107,134	$186,412	$114,815	$408,361
Floating or adjustable interest rates	1,508,117	808,578	272,253	2,588,948
Loans held-for-investment	$1,615,251	$994,990	$387,068	$2,997,309

Interest Reserve Loans

As of June 30, 2016, loans with interest reserves totaled $139.3 million, which represented 4.6% of loans held-for-investment, as compared to $117.4 million, or 4.1%, as of December 31, 2015. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
General reserves	$12,985	$13,429
Specific reserves	4,230	4,545
Total allowance for loan losses	$17,215	$17,974

Allowance for loan losses to loans	0.57%	0.63%

As of June 30, 2016, we had specific reserves totaling $4.2 million related to two commercial and industrial loans and two private banking loans, with an aggregated total outstanding balance of $11.0 million. All of these loans were on non-accrual status as of June 30, 2016.

As of December 31, 2015, we had specific reserves totaling $4.5 million related to three commercial and industrial loans and two private banking loans, with an aggregated total outstanding balance of $12.5 million. All of these loans were on non-accrual status as of December 31, 2015.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$10,841	63.0%	19.1%	$11,064	61.6%	22.4%
Commercial real estate	4,872	28.3%	33.0%	5,344	29.7%	30.3%
Private banking	1,502	8.7%	47.9%	1,566	8.7%	47.3%
Total allowance for loan losses	$17,215	100.0%	100.0%	$17,974	100.0%	100.0%

Allowance for Loan Losses as of June 30, 2016 and December 31, 2015. Our allowance for loan losses decreased to $17.2 million, or 0.57% of loans, as of June 30, 2016, as compared to $18.0 million, or 0.63% of loans, as of December 31, 2015, which reflects the change in complexion of our loan portfolio over the past year with a much larger percentage of the portfolio in loans secured by marketable securities. Our allowance for loan losses related to commercial and industrial loans decreased $223,000 to $10.8 million as of June 30, 2016, as compared to $11.1 million as of December 31, 2015, which was attributable to overall decreases in the commercial and industrial loan balances. Our allowance for loan losses related to commercial real estate loans decreased by $472,000 to $4.9 million as of June 30, 2016, as compared to $5.3 million as of December 31, 2015, primarily due to the an overall improvement in the credit quality of this portfolio partially offset by loan growth. Our allowance for loan losses related to private banking loans decreased $64,000 to $1.5 million as of June 30, 2016, from $1.6 million as of December 31, 2015. This decrease was attributable to lower specific reserves related to paydowns on non-performing loans partially offset by loan growth in this portfolio.

Net Charge-Offs

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including:

•	the status of a bankruptcy proceeding;

•	the value of collateral and probability of successful liquidation; and

•	the status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs/recoveries for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$18,546	$21,205	$17,974	$20,273
Charge-offs:
Commercial and industrial	(1,543)	—	(1,543)	—
Commercial real estate	—	—	—	—
Private banking	—	—	—	—
Total charge-offs	(1,543)	—	(1,543)	—
Recoveries:
Commercial and industrial	132	4	582	11
Commercial real estate	—	—	—	—
Private banking	—	13	—	13
Total recoveries	132	17	582	24
Net recoveries (charge-offs)	(1,411)	17	(961)	24
Provision for loan losses	80	185	202	1,110
Ending balance	$17,215	$21,407	$17,215	$21,407

Net loan charge-offs (recoveries) to average total loans (1)	0.20%	—%	0.07%	—%
Provision for loan losses to average total loans (1)	0.01%	0.03%	0.01%	0.09%

(1)	Interim period ratios are annualized.

Net Charge-Offs for the Three Months Ended June 30, 2016. Our net loan charge-offs of $1.4 million, or 0.20% of average loans on an annualized basis, for the three months ended June 30, 2016, were related to a charge-off of $1.5 million on one commercial and industrial loan, of which $1.3 million was previously reserved, and $132,000 in recoveries on four commercial and industrial loans.

Net Charge-Offs (Recoveries) for the Three Months Ended June 30, 2015. Our net loan recoveries of $17,000 for the three months ended June 30, 2015, were related to two commercial and industrial loans and one private banking loan.

Net Charge-Offs for the Six Months Ended June 30, 2016. Our net loan charge-offs of $961,000, or 0.07% of average loans on an annualized basis, for the six months ended June 30, 2016, were related to a charge-off of $1.5 million on one commercial and industrial loan, of which $1.3 million was previously reserved, and $582,000 in recoveries on six commercial and industrial loans.

Net Charge-Offs (Recoveries) for the Six Months Ended June 30, 2015. Our net loan recoveries of $24,000 for the six months ended June 30, 2015, was related to three commercial and industrial loans and one private banking loan.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We initially record OREO at the lower of the related loan balance or fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of June 30, 2016 and December 31, 2015, and there was no interest income recognized on these loans, while on non-accrual status, for the six months ended June 30, 2016 and 2015. As of June 30, 2016, non-performing loans were $19.1 million, or 0.64% of total loans, compared to $16.7 million, or 0.59% of total loans, as of December 31, 2015. We had specific reserves of $4.2 million and $4.5 million as of June 30, 2016 and December 31, 2015, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 47.8% and 38.0% of the original loan balance after payments, charge-offs and specific reserves as of June 30, 2016 and December 31, 2015, respectively.

For additional information on our non-performing loans for June 30, 2016 and December 31, 2015, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $20.9 million, or 0.59% of total assets, as of June 30, 2016, as compared to $18.4 million, or 0.56% of total assets, as of December 31, 2015. The increase in non-performing assets was primarily the result of an addition of one $6.7 million non-performing loan, partially offset by $4.2 million in reductions on non-performing loans, including three payoffs, paydowns and a charge-off during the six months ended June 30, 2016. This increase was considered within the assessment of the determination of the allowance for loan losses. As of June 30, 2016 and December 31, 2015, we had three OREO properties totaling $1.7 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Non-performing loans:
Commercial and industrial	$15,656	$11,800
Commercial real estate	2,912	2,912
Private banking	580	1,948
Total non-performing loans	$19,148	$16,660
Other real estate owned	1,730	1,730
Total non-performing assets	$20,878	$18,390

Non-performing troubled debt restructured loans (1)	$8,923	$12,894
Performing troubled debt restructured loans	$474	$510
Non-performing loans to total loans	0.64%	0.59%
Allowance for loan losses to non-performing loans	89.90%	107.89%
Non-performing assets to total assets	0.59%	0.56%

(1)	Included in total non-performing loans.

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

For additional information on the age analysis of past due loans segregated by class of loan for June 30, 2016 and December 31, 2015, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for June 30, 2016 and December 31, 2015, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and from time to time, securities held for trading purposes. Also included in our investment securities is Federal Home Loan Bank Stock. For additional information on FHLB stock, refer to Note 3, Investment Securities. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the consolidated statement of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost.

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

As of June 30, 2016 and December 31, 2015, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of June 30, 2016, was approximately 1.6, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $183.8 million and $168.3 million in investment securities available-for-sale as of June 30, 2016 and December 31, 2015, respectively. The increase of $15.5 million was primarily attributable to the net activity of purchases of $22.4 million, repayments of $4.1 million and sales of $3.0 million of certain securities during the six months ended June 30, 2016.

On a fair value basis, 65.7% of our available-for-sale investment securities as of June 30, 2016, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2015, floating-rate securities comprised 74.3% of our available-for-sale investment securities.

On a fair value basis, 42.9% of our available-for-sale investment securities as of June 30, 2016, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2015, agency securities comprised 49.2% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $44.8 million and $47.3 million in investment securities held-to-maturity as of June 30, 2016 and December 31, 2015, respectively. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of June 30, 2016 and December 31, 2015.

Trading Investment Securities. We held no investment securities for trading as of June 30, 2016 and December 31, 2015. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$62,820	$652	$20	$63,452
Trust preferred securities	17,645	—	1,341	16,304
Non-agency mortgage-backed securities	5,750	—	4	5,746
Non-agency collateralized loan obligations	11,591	—	167	11,424
Agency collateralized mortgage obligations	47,130	54	322	46,862
Agency mortgage-backed securities	26,988	327	19	27,296
Agency debentures	4,739	—	89	4,650
Equity securities	8,497	—	420	8,077
Total investment securities available-for-sale	185,160	1,033	2,382	183,811
Investment securities held-to-maturity:
Corporate bonds	19,446	507	53	19,900
Municipal bonds	25,328	703	—	26,031
Total investment securities held-to-maturity	44,774	1,210	53	45,931
Total	$229,934	$2,243	$2,435	$229,742

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

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

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of June 30, 2016. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, which would also impact the corresponding yield.

	June 30, 2016
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$21,978	1.27%	$41,474	2.10%	$—	—%	$—	—%	$63,452	1.81%
Trust preferred securities	—	—%	—	—%	—	—%	16,304	2.48%	16,304	2.48%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	5,746	1.51%	5,746	1.51%
Non-agency collateralized loan obligations	—	—%	—	—%	4,914	2.25%	6,510	2.34%	11,424	2.30%
Agency collateralized mortgage obligations	—	—%	1,266	0.98%	—	—%	45,596	0.87%	46,862	0.87%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	27,296	2.01%	27,296	2.01%
Agency debentures	—	—%	—	—%	4,650	2.16%	—	—%	4,650	2.16%
Total debt securities available-for-sale	21,978		42,740		9,564		101,452		175,734
Weighted average yield		1.27%		2.07%		2.21%		1.57%		1.69%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,372	6.38%	14,528	5.31%	—	—%	19,900	5.58%
Municipal bonds	—	—%	8,747	2.19%	15,775	2.81%	1,509	3.58%	26,031	2.64%
Total debt securities held-to-maturity	—		14,119		30,303		1,509		45,931
Weighted average yield		—%		3.73%		4.02%		3.58%		3.92%
Total debt securities	$21,978		$56,859		$39,867		$102,961		$221,665
Weighted average yield		1.27%		2.47%		3.57%		1.60%		2.14%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our unaudited condensed consolidated financial statements.

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

As of June 30, 2016, we consider nearly 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal time deposits placed through Promontory’s CDARS® service and demand deposits placed through Promontory’s ICS® service, have been classified for regulatory purposes as brokered deposits.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016		2015
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$145,858	0.42%	$98,183	0.40%
Money market deposit accounts	1,603,881	0.66%	1,352,153	0.40%
Time deposits	852,381	0.86%	900,638	0.78%
Total average interest-bearing deposits	2,602,120	0.71%	2,350,974	0.54%
Noninterest-bearing deposits	147,540	—	137,647	—
Total average deposits	$2,749,660	0.67%	$2,488,621	0.51%

Average Deposits for the Three Months Ended June 30, 2016 and 2015. For the three months ended June 30, 2016, our average total deposits were $2.75 billion, representing an increase of $261.0 million, or 10.5%, from the same period in 2015. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts and money market deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.71%, for the three months ended June 30, 2016, increased from 0.54%, for the same period in 2015, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits increased to 61.6% of total average interest-bearing deposits, for the three months ended June 30, 2016, from 57.5% for the same period in 2015. Average time deposits decreased to 32.8% of total average interest-bearing deposits for the three months ended June 30, 2016, compared to 38.3% for the same period in 2015. Average noninterest-bearing deposits increased $9.9 million, or 7.2%, to $147.5 million in the three months ended June 30, 2016, from $137.6 million for the three months ended June 30, 2015, and the average cost of total deposits increased 16 basis points to 0.67% for the three months ended June 30, 2016 from 0.51% for the three months ended June 30, 2015.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016		2015
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$145,166	0.43%	$106,815	0.41%
Money market deposit accounts	1,577,474	0.62%	1,305,908	0.39%
Time deposits	872,915	0.83%	883,095	0.75%
Total average interest-bearing deposits	2,595,555	0.68%	2,295,818	0.53%
Noninterest-bearing deposits	149,740	—	149,681	—
Total average deposits	$2,745,295	0.64%	$2,445,499	0.50%

Average Deposits for the Six Months Ended June 30, 2016 and 2015. For the six months ended June 30, 2016, our average total deposits were $2.75 billion, representing an increase of $299.8 million, or 12.3%, from the same period in 2015. The deposit growth was driven by increases in interest-bearing checking accounts and money market deposit accounts, partially offset by a decrease in time deposits. Our average cost of interest-bearing deposits of 0.68%, for the six months ended June 30, 2016, increased from 0.53%, for the same period in 2015, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits increased to 60.8% of total average interest-bearing deposits, for the six months ended June 30, 2016, from 56.9% for the same period in 2015. Average time deposits decreased to 33.6% of total average interest-bearing deposits for the six months ended June 30, 2016, compared to 38.5% for the same period in 2015. Average noninterest-bearing deposits increased $59,000, to $149.7 million in the six months ended June 30, 2016, and the average cost of deposits increased 14 basis points to 0.64% for the six months ended June 30, 2016 from 0.50% for the six months ended June 30, 2015.

Certificates of Deposits and Other Time Deposits

Maturities of time deposits of $100,000 or more outstanding are summarized below, as of June 30, 2016.

(Dollars in thousands)	June 30, 2016
Months to maturity:
Three months or less	$254,603
Over three to six months	96,895
Over six to 12 months	278,455
Over 12 months	168,966
Total	$798,919

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

The following table presents certain information with respect to our outstanding borrowings, as of June 30, 2016 and December 31, 2015.

	June 30, 2016					December 31, 2015
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Daily FHLB borrowings	$75,000	0.51%	$260,000	$177,912	1-4 days	$170,000	0.51%	$170,000	$62,137	1-9 days
Term FHLB borrowings:
Issued 4/7/2014	—	—%	—	—		—	0.34%	25,000	6,576	12 months
Issued 4/7/2014	—	—%	—	—		—	0.38%	25,000	10,822	14 months
Issued 4/7/2014	—	—%	—	—		—	0.44%	25,000	17,123	17 months
Issued 5/5/2014	—	—%	—	—		—	0.33%	25,000	2,397	9 months
Issued 7/29/2015	25,000	0.61%	25,000	25,000	12 months	25,000	0.61%	25,000	10,685	12 months
Issued 7/29/2015	25,000	0.72%	25,000	25,000	15 months	25,000	0.72%	25,000	10,685	15 months
Issued 6/29/2016	100,000	0.66%	100,000	549	3 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$260,000	0.92%	$445,000	$263,461		$255,000	1.13%	$355,000	$155,425

In June 2016, the Company entered into a cash flow hedge derivative transaction to fix the interest rate paid on $100.0 million of the FHLB borrowings at an effective rate of 0.84% for a period of three years. For additional information on the cash flow hedge, refer to Note 14, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of June 30, 2016, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of June 30, 2016, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable and funding of the TKG acquisition earnout. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. During the six months ended June 30, 2016, the parent company paid $15.0 million related to the TKG acquisition and approximately $1.0 million related to interest payments on the subordinated notes. During the six months ended June 30, 2015, the parent company paid $1.1 million related to interest payments on the subordinated notes and $17.2 million related to the earnout consideration for the Chartwell acquisition. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of June 30, 2016. In addition, the holding company established an unsecured line of credit of $25.0 million, effective December 29, 2015, with Texas Capital Bank. As of June 30, 2016, the full amount of this established line was available.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. Our ALCO has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, well capitalized regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. The ALCO is designated as the body responsible for the monitoring and implementation of these policies. The ALCO, which includes members of executive management, reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 81.9% and 81.5% as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had available liquidity of $633.0 million, or 17.9% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and investment securities available-for-sale and not pledged under the FHLB borrowing capacity), totaling $248.3 million, or 7.0% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $384.7 million, or 10.9% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	June 30, 2016	December 31, 2015
Available cash	$70,230	$63,401
Unpledged investment securities available-for-sale	178,046	161,951
Net borrowing capacity	384,744	299,057
Total liquidity	$633,020	$524,409

For the six months ended June 30, 2016, we generated $5.2 million of cash from operating activities, compared to $12.4 million for the same period in 2015. This decrease in cash flow was primarily the result of changes in working capital items largely related to timing of payments of accrued expenses.

Investing activities resulted in a net cash outflow of $187.9 million, for the six months ended June 30, 2016, as compared to a net cash outflow of $173.0 million for the same period in 2015. The outflows for the six months ended June 30, 2016, were primarily due to net loan growth of $158.2 million, purchases of investment securities totaling $22.4 million and $14.1 million for the TKG acquisition net of acquired cash. The outflows for the six months ended June 30, 2015, included net loan growth of $158.5 million and purchases of investment securities totaling $39.6 million, partially offset by the proceeds, principal repayments and maturities from the sale of investment securities totaling $29.4 million.

Financing activities resulted in a net inflow of $200.4 million for the six months ended June 30, 2016, compared to a net inflow of $155.2 million for the same period in 2015, as a result of the net increase in deposits of $198.3 million and a net increase in FHLB borrowings of $5.0 million for the six months ended June 30, 2016, compared to $213.7 million net increase in deposits, partially offset by a net decrease in FHLB borrowings of $40.0 million for the six months ended June 30, 2015.

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

Shareholders’ Equity. Shareholders’ equity increased to $337.7 million as of June 30, 2016, compared to $326.0 million as of December 31, 2015. The $11.7 million increase during the six months ended June 30, 2016, was attributable to net income of $12.6 million, the impact of $1.7 million in stock-based compensation, an increase of $367,000 in accumulated other comprehensive income (loss) and $214,000 in exercises of stock options, partially offset by the purchase of $3.2 million in treasury stock.

Regulatory Capital. As of June 30, 2016 and December 31, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	June 30, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$321,170	12.76%	$201,322	8.00%	N/A	N/A
Bank	$304,080	12.24%	$198,774	8.00%	$248,468	10.00%
Tier 1 risk-based capital ratio
Company	$283,157	11.25%	$150,992	6.00%	N/A	N/A
Bank	$286,628	11.54%	$149,081	6.00%	$198,774	8.00%
Common equity tier 1 risk-based capital ratio
Company	$283,157	11.25%	$113,244	4.50%	N/A	N/A
Bank	$286,628	11.54%	$111,810	4.50%	$161,504	6.50%
Tier 1 leverage ratio
Company	$283,157	8.41%	$134,737	4.00%	N/A	N/A
Bank	$286,628	8.57%	$133,752	4.00%	$167,190	5.00%

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

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

	June 30, 2016
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Deposits without a stated maturity	$1,999,128	$—	$—	$—	$1,999,128
Time deposits	708,279	180,785	—	—	889,064
Borrowings outstanding	225,000	—	35,000	—	260,000
Interest payments on time deposits and borrowings	6,500	5,421	1,006	—	12,927
Operating leases	2,128	4,731	4,247	1,888	12,994
Acquisition earnout liability	3,687	—	—	—	3,687
Total contractual obligations	$2,944,722	$190,937	$40,253	$1,888	$3,177,800

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

	June 30, 2016
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments (based on availability)	$1,113,175	$165,139	$97,444	$24,558	$1,400,316
Standby letters of credit	44,128	27,271	11,968	106	83,473
Total off-balance sheet arrangements	$1,157,303	$192,410	$109,412	$24,664	$1,483,789

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

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$16,246	22.73%	-20.00%	$14,120	19.25%
+200	$10,762	15.06%	-15.00%	$9,306	12.69%
+100	$5,238	7.33%	-10.00%	$4,454	6.07%
–100	$84	0.12%	-10.00%	$140	0.19%

Economic value of equity:
+300	$(5,008)	(1.48)%	+/-30.00%	$(11,238)	(3.56)%
+200	$(3,266)	(0.97)%	+/-20.00%	$(9,625)	(3.05)%
+100	$(1,679)	(0.50)%	+/-10.00%	$(3,655)	(1.16)%
–100	$(560)	(0.17)%	+/-10.00%	$502	0.16%

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

	Interest Rate Sensitivity Period
	June 30, 2016
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$109,201	$—	$—	$—	$—	$—	$—	$109,201
Federal funds sold	5,039	—	—	—	—	—	—	5,039
Total investment securities	124,950	2,586	5,581	46,039	15,811	34,698	12,552	242,217
Total loans	2,592,320	40,507	55,012	205,001	77,295	7,909	19,265	2,997,309
Other assets	—	—	—	—	—	—	174,825	174,825
Total assets	$2,831,510	$43,093	$60,593	$251,040	$93,106	$42,607	$206,642	$3,528,591

Liabilities:
Transaction accounts	$1,838,590	$—	$—	$—	$—	$—	$160,538	$1,999,128
Time deposits	295,811	118,674	293,794	180,785	—	—	—	889,064
Borrowings, net	100,000	25,000	—	100,000	35,000	—	(591)	259,409
Other liabilities	—	—	—	—	—	—	43,296	43,296
Total liabilities	2,234,401	143,674	293,794	280,785	35,000	—	203,243	3,190,897

Equity	—	—	—	—	—	—	337,694	337,694
Total liabilities and equity	$2,234,401	$143,674	$293,794	$280,785	$35,000	$—	$540,937	$3,528,591

Interest rate sensitivity gap	$597,109	$(100,581)	$(233,201)	$(29,745)	$58,106	$42,607	$(334,295)
Cumulative interest rate sensitivity gap	$597,109	$496,528	$263,327	$233,582	$291,688	$334,295
Cumulative interest rate sensitive assets to rate sensitive liabilities	126.7%	120.9%	109.9%	107.9%	109.8%	111.2%	110.6%
Cumulative gap to total assets	16.9%	14.1%	7.5%	6.6%	8.3%	9.5%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 109.9% as of June 30, 2016, from 111.0% as of December 31, 2015.

Various loans across our portfolio have floating-rate index floors. As of June 30, 2016, there were $37.4 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $30.4 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days maturity bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $7 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years maturity bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

In June 2016, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $100.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $100.0 million of borrowings from the less than 90 day maturity bucket the one to three years. For additional information on the cash flow hedge, refer to Note 14, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended June 30, 2016, the Company was not a party to any legal proceedings that the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended June 30, 2016:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1, 2016 - April 30, 2016	13,600	$13.41	13,600
May 1, 2016 - May 31, 2016	52,418	13.03	52,418
June 1, 2016 - June 30, 2016	43,498	13.08	43,498
Total	109,516	$13.10	109,516	742,278

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: August 1, 2016

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.