Form 10-Q
period 2016-09-30
TriState Capital Holdings, Inc.
filed 2016-10-31
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2016

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

As of October 14, 2016, there were 28,343,154 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	September 30, 2016	December 31, 2015

ASSETS

Cash	$72	$294
Interest-earning deposits with other institutions	115,321	91,097
Federal funds sold	5,343	5,285
Cash and cash equivalents	120,736	96,676
Investment securities available-for-sale, at fair value (cost: $183,404 and $170,337, respectively)	183,134	168,319
Investment securities held-to-maturity, at cost (fair value: $52,193 and $48,099, respectively)	50,977	47,290
Federal Home Loan Bank stock	9,232	9,802
Total investment securities	243,343	225,411
Loans held-for-investment	3,174,653	2,841,284
Allowance for loan losses	(20,211)	(17,974)
Loans held-for-investment, net	3,154,442	2,823,310
Accrued interest receivable	8,559	7,056
Investment management fees receivable	8,166	6,191
Goodwill and other intangibles, net	67,671	50,816
Office properties and equipment, net	3,608	3,839
Bank owned life insurance	64,350	60,019
Deferred tax asset, net	10,614	12,186
Prepaid expenses and other assets	34,029	16,667
Total assets	$3,715,518	$3,302,171

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$3,087,230	$2,689,844
Borrowings, net	239,460	254,308
Accrued interest payable on deposits and borrowings	1,415	1,762
Other accrued expenses and other liabilities	44,274	30,280
Total liabilities	3,372,379	2,976,194

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 29,651,429 and 29,056,195, respectively; Shares outstanding - 28,317,154 and 28,056,195, respectively	283,501	281,412
Additional paid-in capital	7,620	10,809
Retained earnings	66,173	45,103
Accumulated other comprehensive income (loss), net	58	(1,443)
Treasury stock (1,334,275 and 1,000,000 shares, respectively)	(14,213)	(9,904)
Total shareholders’ equity	343,139	325,977
Total liabilities and shareholders’ equity	$3,715,518	$3,302,171

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Interest income:
Loans	$23,369	$19,863	$67,689	$58,504
Investments	1,400	1,040	3,957	2,890
Interest-earning deposits	156	86	434	278
Total interest income	24,925	20,989	72,080	61,672

Interest expense:
Deposits	5,187	3,274	13,928	9,342
Borrowings	1,034	710	2,852	1,989
Total interest expense	6,221	3,984	16,780	11,331
Net interest income	18,704	17,005	55,300	50,341
Provision (credit) for loan losses	(542)	(1,341)	(340)	(231)
Net interest income after provision for loan losses	19,246	18,346	55,640	50,572
Non-interest income:
Investment management fees	10,333	7,020	26,814	22,189
Service charges	134	148	393	487
Net gain on the sale and call of investment securities	14	—	77	17
Swap fees	977	297	3,422	1,311
Commitment and other fees	488	487	1,497	1,487
Other income	551	63	656	951
Total non-interest income	12,497	8,015	32,859	26,442
Non-interest expense:
Compensation and employee benefits	14,664	11,513	39,404	34,531
Premises and occupancy costs	1,285	1,173	3,583	3,439
Professional fees	693	829	2,483	2,590
FDIC insurance expense	933	461	2,023	1,474
General insurance expense	258	220	768	827
State capital shares tax	329	310	986	892
Travel and entertainment expense	718	711	2,140	1,873
Data processing expense	297	275	874	805
Intangible amortization expense	463	390	1,291	1,169
Change in fair value of acquisition earnout	(1,209)	—	(1,209)	—
Other operating expenses	2,083	1,419	5,634	4,385
Total non-interest expense	20,514	17,301	57,977	51,985
Income before tax	11,229	9,060	30,522	25,029
Income tax expense	2,775	2,942	9,452	8,127
Net income	$8,454	$6,118	$21,070	$16,902

Earnings per common share:
Basic	$0.31	$0.22	$0.76	$0.61
Diluted	$0.30	$0.22	$0.75	$0.60

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Net income	$8,454	$6,118	$21,070	$16,902

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities net of tax expense (benefit) of $397, $(389), $692 and $(145)	711	(698)	1,175	(275)

Reclassification adjustment for gains included in net income on investment securities, net of tax expense of $(6), $0, $(28) and $(6)	(8)	—	(49)	(11)

Unrealized holding gains on derivatives net of tax expense of $224, $0, $192 and $0	402	—	346	—

Reclassification adjustment for losses included in net income on derivatives, net of tax benefit of $17, $0, $17 and $0	29	—	29	—

Other comprehensive income (loss)	1,134	(698)	1,501	(286)

Total comprehensive income	$9,588	$5,420	$22,571	$16,616

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2014	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390
Net income	—	—	16,902	—	—	16,902
Other comprehensive income (loss)	—	—	—	(286)	—	(286)
Exercise of stock options	482	(152)	—	—	—	330
Purchase of treasury stock	—	—	—	—	(3,158)	(3,158)
Stock-based compensation	—	1,362	—	—	—	1,362
Balance, September 30, 2015	$281,377	$10,463	$39,517	$(913)	$(9,904)	$320,540

Balance, December 31, 2015	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977
Net income	—	—	21,070	—	—	21,070
Other comprehensive income (loss)	—	—	—	1,501	—	1,501
Exercise of stock options	2,089	(663)	—	—	—	1,426
Purchase of treasury stock	—	—	—	—	(4,309)	(4,309)
Cancellation of stock options	—	(5,220)	—	—	—	(5,220)
Stock-based compensation	—	2,694	—	—	—	2,694
Balance, September 30, 2016	$283,501	$7,620	$66,173	$58	$(14,213)	$343,139

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Cash Flows from Operating Activities:
Net income	$21,070	$16,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	2,241	2,179
Amortization of deferred financing costs	152	152
Provision (credit) for loan losses	(340)	(231)
Stock-based compensation expense	2,694	1,362
Net gain on the sale of investment securities available-for-sale	(31)	(17)
Net gain on the call of investment securities held-to-maturity	(46)	—
Net amortization of premiums and discounts	682	566
Decrease (increase) in investment management fees receivable	(1,063)	524
Increase in accrued interest receivable	(1,503)	(414)
Decrease in accrued interest payable	(347)	(514)
Bank owned life insurance income	(1,331)	(1,252)
Decrease in income taxes payable	(353)	—
Decrease (increase) in prepaid income taxes	(2,404)	1,031
Increase (decrease) in accounts payable and other accrued expenses	(833)	4,288
Change in fair value of acquisition earnout	(1,209)	—
Payment of contingent consideration impacting operations	—	(1,771)
Other, net	(3,349)	(1,018)
Net cash provided by operating activities	14,030	21,787
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(27,419)	(32,663)
Purchase of investment securities held-to-maturity	(6,250)	(13,464)
Proceeds from the sale of investment securities available-for-sale	4,691	9,734
Principal repayments and maturities of investment securities available-for-sale	9,162	17,517
Principal repayments and maturities of investment securities held-to-maturity	2,500	6,540
Purchase of bank owned life insurance	(3,000)	(5,000)
Net redemption (purchase) of Federal Home Loan Bank stock	570	(2,272)
Net increase in loans	(331,988)	(266,522)
Proceeds from loan sales	1,196	4,691
Proceeds from sale of other real estate owned	1,080	—
Additions to office properties and equipment	(700)	(896)
Acquisition, net of acquired cash	(14,095)	—
Net cash used in investing activities	(364,253)	(282,335)
Cash Flows from Financing Activities:
Net increase in deposit accounts	397,386	263,555
Net increase in Federal Home Loan Bank advances	—	10,000
Net decrease in Federal Home Loan Bank advances	(15,000)	—
Net proceeds from exercise of stock options	1,426	330
Cancellation of stock options	(5,220)	—
Payment of contingent consideration	—	(15,465)
Purchase of treasury stock	(4,309)	(3,158)
Net cash provided by financing activities	374,283	255,262
Net change in cash and cash equivalents during the period	24,060	(5,286)
Cash and cash equivalents at beginning of the period	96,676	105,710
Cash and cash equivalents at end of the period	$120,736	$100,424

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$16,975	$11,694
Income taxes	$11,273	$6,713
Acquisition of non-cash assets and liabilities:
Assets acquired	$1,038	$—
Liabilities assumed	$1,402	$—
Other non-cash activity:
Loan foreclosures and repossessions	$3,618	$396
Unsettled purchase of investment securities available-for-sale	$—	$2,499
Contingent consideration	$2,478	$—
Transfer of loans held-for-investment to held-for-sale	$—	$4,084

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

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients and had assets under management of $10.80 billion as of September 30, 2016. CTSC Securities has a primary business of facilitating distribution and marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell and private funds advised and/or administered by Chartwell.

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

INVESTMENT SECURITIES
The Company’s investments are classified as either: (1) held-to-maturity – debt securities that the Company intends to hold until maturity and are reported at amortized cost; (2) trading securities – debt and certain equity securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings; or (3) available-for-sale – debt and certain equity securities not classified as either held-to-maturity or trading securities and reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), on an after-tax basis.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock are recoverable at par value, as of September 30, 2016 and December 31, 2015. Cash and stock dividends are reported as interest income, in the consolidated statements of income.

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

OTHER REAL ESTATE OWNED
Real estate owned, other than bank premises, is recorded at fair value less estimated selling costs. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings when incurred. Depreciation is not recorded on the other real estate owned (“OREO”) properties.

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

The allowance is appropriate, in management’s judgment, to cover probable losses inherent in the loan portfolio as of September 30, 2016 and December 31, 2015. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the nine months ended September 30, 2016 and 2015, and there was no allowance for uncollectible accounts recorded as of September 30, 2016 and December 31, 2015.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required. Goodwill is evaluated for potential impairment by determining if our fair value has fallen below carrying value.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Other intangible assets that have finite lives, such as trade name, certain client relationships and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty-five years. Other intangible assets that have indefinite lives, such as certain client relationships, are not amortized. All other intangibles are evaluated for impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

DEPOSITS
Deposits are stated at principal outstanding and interest on deposits is accrued and charged to interest expense daily and is paid or credited in accordance with the terms of the respective accounts.

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

DERIVATIVES AND HEDGING ACTIVITIES
The Company accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging. All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income (loss) is recognized in the consolidated statement of income. The Company also has interest derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

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

Unrealized holding gains (losses) on the effective portion of the Company’s cash flow hedge derivatives are included in accumulated other comprehensive income (loss), net of applicable income taxes, which will be reclassified to interest expense as interest payments are made on the Company’s debt.

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

RECENT ACCOUNTING DEVELOPMENTS
In September of 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight classification issues related to the statement of cash flows. The eight classification issues are as follows: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Entities should apply this ASU using a retrospective transition method to each period presented. If it is impracticable for an entity to apply the ASU retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The changes are effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. Even if an entity early adopts the amendments after the first interim period, the adoption date is as of the beginning of the year for the issues adopted by the cumulative-effect and prospective methods. Any adjustments to previously reported interim periods of that fiscal year should be included in the year-to-date results. If those previously reported interim results appear in any future filings, they are reported on the revised basis. The Company chose to early adopt ASU 2016-09 in September 2016, and the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

[2] BUSINESS COMBINATIONS

On April 29, 2016, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of substantially all of the assets of The Killen Group, Inc. (the "TKG acquisition"), an investment management firm with approximately $2.02 billion in assets under management. Under the terms of the Asset Purchase Agreement substantially all of the assets of The Killen Group, Inc. (“TKG”) were acquired for a purchase price consisting of $15.0 million paid in cash at closing based on five-times a base EBITDA (earnings before interest, taxes, depreciation and amortization) of $3.0 million plus an earnout. The earnout, while not limited under the terms of the Asset Purchase Agreement, will be calculated based on a multiple of seven-times the incremental growth in TKG's annual run-rate EBITDA over $3.0 million at December 31, 2016. The earnout was estimated, at closing, to be approximately $3.7 million based on the estimated annual run-rate EBITDA of TKG at December 31, 2016. Any change to the earnout calculation from the estimated $3.7 million recorded at closing, will be recorded in the statement of income in the period in which it is deemed probable to occur. The foregoing summary of the Asset Purchase Agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement, which was included as Exhibit 2.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2016, the terms of which Agreement are incorporated herein by reference.

The following table summarizes total consideration at closing, assets acquired and liabilities assumed for the TKG acquisition on April 29, 2016:

(Dollars in thousands)	TKG Acquisition
Consideration paid:
Cash	$15,000
Estimated earnout, at closing	3,687
Fair value of total consideration	$18,687

Fair value of assets acquired:
Cash and cash equivalents	$905
Investment management fees receivable	912
Office properties and equipment	20
Other assets	106
Total assets acquired	1,943
Fair value of liabilities assumed:
Other liabilities	1,402
Total liabilities assumed	1,402
Fair value net identifiable assets acquired	541
Intangible assets acquired	13,585
Goodwill	4,561
Total net assets purchased	$18,687

During the three months ended September 30, 2016, the fair value of the estimated acquisition earnout was decreased by $1.2 million based on management’s estimate of the projected annualized run-rate EBITDA of TKG at December 31, 2016. This adjustment to the earnout was credited to non-interest expense during the three months ended September 30, 2016. The acquisition earnout liability was $2.5 million as of September 30, 2016.

In connection with the TKG acquisition, total acquisition-related transaction costs incurred by TriState Capital were approximately $601,000 during 2015 and $1,000 during the nine months ended September 30, 2016, which were comprised primarily of legal, advisory and other costs.

Since the acquisition, the TKG acquired operations contributed revenues of $4.6 million and approximate earnings of $818,000 (excluding the earnout adjustment as discussed above) which were included in the consolidated statement of income for the nine months ended September 30, 2016.

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

	Pro Forma
	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015
Total revenue	$91,815	$88,733
Net income	$21,780	$17,470

Earnings per common share:
Basic	$0.79	$0.63
Diluted	$0.77	$0.62

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of investment securities. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$59,034	$512	$5	$59,541
Trust preferred securities	17,678	—	631	17,047
Non-agency mortgage-backed securities	5,750	9	—	5,759
Non-agency collateralized loan obligations	16,376	2	43	16,335
Agency collateralized mortgage obligations	45,724	49	198	45,575
Agency mortgage-backed securities	25,526	353	21	25,858
Agency debentures	4,749	—	6	4,743
Equity securities	8,567	—	291	8,276
Total investment securities available-for-sale	183,404	925	1,195	183,134
Investment securities held-to-maturity:
Corporate bonds	25,695	631	10	26,316
Municipal bonds	25,282	595	—	25,877
Total investment securities held-to-maturity	50,977	1,226	10	52,193
Total	$234,381	$2,151	$1,205	$235,327

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

The equity securities noted in the tables above consist of short-duration, corporate bond mutual funds.

Income on investment securities included $1.1 million in taxable interest income, $107,000 in non-taxable interest income and $215,000 in dividend income for the three months ended September 30, 2016, as compared to taxable interest income of $825,000, non-taxable interest income of $109,000 and dividend income of $106,000 for the three months ended September 30, 2015.

Income on investment securities included $3.1 million in taxable interest income, $338,000 in non-taxable interest income and $552,000 in dividend income for the nine months ended September 30, 2016, as compared to taxable interest income of $2.1 million, non-taxable interest income of $297,000 and dividend income of $473,000 for the nine months ended September 30, 2015.

As of September 30, 2016, the contractual maturities of the debt securities are:

	September 30, 2016
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,997	$22,024	$—	$—
Due from one to five years	38,254	38,731	15,172	15,683
Due from five to ten years	19,738	19,729	34,897	35,550
Due after ten years	94,848	94,374	908	960
Total debt securities	$174,837	$174,858	$50,977	$52,193

Included in the $94.4 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of September 30, 2016, were $82.6 million, or 87.6%, in floating-rate securities. Included in the $34.9 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of September 30, 2016, were $14.3 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale of investment securities available-for-sale during the three months ended September 30, 2016 and 2015, were $1.7 million and $0, respectively. During the three months ended September 30, 2016, net gains of $14,000 on these sales were comprised of gross gains of $14,000 and gross losses of $0, which were realized and reclassified out of accumulated other comprehensive income (loss). During the three months ended September 30, 2015, there were no gross gains and no gross losses realized.

Proceeds from the sale of investment securities available-for-sale during the nine months ended September 30, 2016 and 2015, were $4.7 million and $9.7 million, respectively. During the nine months ended September 30, 2016, net gains of $31,000 on these sales were comprised of gross gains of $34,000 and gross losses of $3,000, which were realized and reclassified out of accumulated other comprehensive income (loss). During the nine months ended September 30, 2015, net gains of $17,000 on these sales were comprised of gross gains of $34,000 and gross losses of $17,000, which were realized and reclassified out of accumulated other comprehensive income (loss).

During the nine months ended September 30, 2016, there was an investment security held-to-maturity of $2.5 million, which was called and gross gains of $46,000 was realized on this call and reclassified out of accumulated other comprehensive income (loss).

Investment securities available-for-sale of $5.4 million, as of September 30, 2016, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired investment securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$2,526	$5	$—	$—	$2,526	$5
Trust preferred securities	—	—	17,047	631	17,047	631
Non-agency collateralized loan obligations	1,349	38	9,988	5	11,337	43
Agency collateralized mortgage obligations	9,458	34	30,887	164	40,345	198
Agency mortgage-backed securities	1,513	21	—	—	1,513	21
Agency debentures	4,743	6	—	—	4,743	6
Equity securities	—	—	8,276	291	8,276	291
Total investment securities available-for-sale	19,589	104	66,198	1,091	85,787	1,195
Investment securities held-to-maturity:
Corporate bonds	1,990	10	—	—	1,990	10
Total investment securities held-to-maturity	1,990	10	—	—	1,990	10
Total temporarily impaired securities	$21,579	$114	$66,198	$1,091	$87,777	$1,205

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$23,582	$155	$6,460	$82	$30,042	$237
Trust preferred securities	8,076	471	8,526	507	16,602	978
Non-agency mortgage-backed securities	—	—	5,743	13	5,743	13
Non-agency collateralized loan obligations	9,859	132	—	—	9,859	132
Agency collateralized mortgage obligations	25,566	151	11,836	114	37,402	265
Agency mortgage-backed securities	1,469	15	10,811	172	12,280	187
Equity securities	—	—	7,759	599	7,759	599
Total investment securities available-for-sale	68,552	924	51,135	1,487	119,687	2,411
Investment securities held-to-maturity:
Corporate bonds	9,863	84	—	—	9,863	84
Municipal bonds	571	1	—	—	571	1
Total investment securities held-to-maturity	10,434	85	—	—	10,434	85
Total temporarily impaired securities	$78,986	$1,009	$51,135	$1,487	$130,121	$2,496

The change in the fair values of our municipal bonds, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations and certain equity securities, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold the securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 26 positions, aggregating to $1.2 million in unrealized losses that were temporarily impaired as of September 30, 2016, of which 14 positions were in an unrealized loss position for more than twelve months totaling $1.1 million. As of December 31, 2015, there were 36 positions, aggregating to $2.4 million in unrealized losses that were temporarily impaired, of which 14 positions were in an unrealized loss position for more than twelve months totaling $1.5 million. Within the held-to-maturity portfolio, there was one position, aggregating to $10,000 in unrealized losses that was temporarily impaired as of September 30, 2016, of which no positions were in an unrealized loss position for more than twelve months. As of

December 31, 2015, there were six positions, aggregating to $85,000 in unrealized losses that were temporarily impaired, of which no positions were in an unrealized loss position for more than twelve months.

There were no investment securities classified as trading securities outstanding as of September 30, 2016 and December 31, 2015, respectively. There was no activity in investment securities classified as trading during the nine months ended September 30, 2016 and 2015.

There was $9.2 million and $9.8 million in FHLB stock outstanding as of September 30, 2016 and December 31, 2015, respectively. There were $570,000 of net redemptions in FHLB stock during the nine months ended September 30, 2016, and $2.3 million of net purchases during the nine months ended September 30, 2015.

[4] LOANS

The Company generates loans through the middle-market and private banking channels. These channels provide risk diversification and offer significant growth opportunities. The middle-market banking channel consists of our commercial and industrial (“C&I”) and commercial real estate (“CRE”) loan portfolios that serve middle-market businesses and real estate developers. The private banking channel includes loans secured by cash, marketable securities and other asset-based loans to executives, high-net-worth individuals, trusts and businesses, many of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries.

Loans held-for-investment were comprised of the following:

	September 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$565,986	$1,024,594	$1,583,817	$3,174,397
Deferred loan (fees) costs	(284)	(2,662)	3,202	256
Loans held-for-investment, net of deferred fees	565,702	1,021,932	1,587,019	3,174,653
Allowance for loan losses	(13,516)	(5,108)	(1,587)	(20,211)
Loans held-for-investment, net	$552,186	$1,016,824	$1,585,432	$3,154,442

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Loans held-for-investment, before deferred fees	$634,857	$864,863	$1,341,988	$2,841,708
Deferred loan (fees) costs	(625)	(2,675)	2,876	(424)
Loans held-for-investment, net of deferred fees	634,232	862,188	1,344,864	2,841,284
Allowance for loan losses	(11,064)	(5,344)	(1,566)	(17,974)
Loans held-for-investment, net	$623,168	$856,844	$1,343,298	$2,823,310

The Company’s customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of September 30, 2016 and December 31, 2015, was $1.61 billion and $1.27 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of September 30, 2016, were as follows: $1.32 billion in one year or less; $176.9 million in one to three years; and $117.6 million in greater than three years. The reserve for losses on unfunded commitments was $697,000 and $546,000 as of September 30, 2016 and December 31, 2015, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

Included in the unfunded commitment totals listed above, were loans in the process of origination totaling approximately $53.5 million and $31.1 million as of September 30, 2016 and December 31, 2015, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of September 30, 2016 and December 31, 2015, included in the total listed above, was $82.3 million and $89.9 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. As of September 30, 2016, $44.1 million in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the nine months ended September 30, 2016, there was one draw on a standby letter of credit totaling $100,000, which was immediately repaid by the borrower. During the nine months ended September 30, 2015, there were two draws on a standby letters of credit totaling $146,000, which were immediately repaid by the borrower or converted to an outstanding loan based on the contractual terms. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which was 90.5% and 87.8% of total private banking loans as of September 30, 2016 and December 31, 2015, respectively.

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

The following tables present the recorded investment in loans by credit quality indicator:

	September 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Pass	$518,100	$1,019,508	$1,586,462	$3,124,070
Special mention	19,282	2,424	—	21,706
Substandard	28,320	—	557	28,877
Loans held-for-investment	$565,702	$1,021,932	$1,587,019	$3,174,653

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Pass	$585,561	$858,396	$1,342,813	$2,786,770
Special mention	31,863	880	—	32,743
Substandard	15,835	2,912	2,051	20,798
Doubtful	973	—	—	973
Loans held-for-investment	$634,232	$862,188	$1,344,864	$2,841,284

Changes in the allowance for loan losses were as follows for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$10,841	$4,872	$1,502	$17,215
Provision (credit) for loan losses	2,548	(3,175)	85	(542)
Charge-offs	—	—	—	—
Recoveries	127	3,411	—	3,538
Balance, end of period	$13,516	$5,108	$1,587	$20,211

	Three Months Ended September 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$14,621	$4,749	$2,037	$21,407
Provision (credit) for loan losses	(1,579)	980	(742)	(1,341)
Charge-offs	(1,486)	—	—	(1,486)
Recoveries	770	—	—	770
Balance, end of period	$12,326	$5,729	$1,295	$19,350

There were no charge-offs and $3.5 million of recoveries on three C&I loans and one CRE loan for the three months ended September 30, 2016. There was a charge-off of $1.5 million on one C&I loan and $770,000 of recoveries on two C&I loans for the three months ended September 30, 2015.

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$11,064	$5,344	$1,566	$17,974
Provision (credit) for loan losses	3,286	(3,647)	21	(340)
Charge-offs	(1,542)	—	—	(1,542)
Recoveries	708	3,411	—	4,119
Balance, end of period	$13,516	$5,108	$1,587	$20,211

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$13,501	$4,755	$2,017	$20,273
Provision (credit) for loan losses	(470)	974	(735)	(231)
Charge-offs	(1,486)	—	—	(1,486)
Recoveries	781	—	13	794
Balance, end of period	$12,326	$5,729	$1,295	$19,350

There was a charge-off of $1.5 million on one C&I loan and $4.1 million of recoveries on six C&I loans and one CRE loan for the nine months ended September 30, 2016. There was a charge-off of $1.5 million on one C&I loan and $794,000 of recoveries on four C&I loans and one private banking loan for the nine months ended September 30, 2015.

The following tables present the age analysis of past due loans segregated by class of loan:

	September 30, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$—	$—	$565,702	$565,702
Commercial real estate	—	—	—	—	1,021,932	1,021,932
Private banking	—	—	224	224	1,586,795	1,587,019
Loans held-for-investment	$—	$—	$224	$224	$3,174,429	$3,174,653

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Commercial and industrial	$—	$—	$976	$976	$633,256	$634,232
Commercial real estate	—	—	2,912	2,912	859,276	862,188
Private banking	—	—	1,431	1,431	1,343,433	1,344,864
Loans held-for-investment	$—	$—	$5,319	$5,319	$2,835,965	$2,841,284

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Nine Months Ended September 30, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$20,169	$26,179	$7,359	$19,202	$—
Commercial real estate	—	—	—	—	—
Private banking	548	683	548	614	—
Total with a related allowance recorded	20,717	26,862	7,907	19,816	—
Without a related allowance recorded:
Commercial and industrial	489	505	—	488	20
Commercial real estate	—	—	—	—	—
Private banking	—	—	—	—	—
Total without a related allowance recorded	489	505	—	488	20
Total:
Commercial and industrial	20,658	26,684	7,359	19,690	20
Commercial real estate	—	—	—	—	—
Private banking	548	683	548	614	—
Total	$21,206	$27,367	$7,907	$20,304	$20

	As of and for the Twelve Months Ended December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Commercial and industrial	$11,797	$19,204	$3,800	$15,331	$—
Commercial real estate	—	—	—	—	—
Private banking	745	864	745	824	—
Total with a related allowance recorded	12,542	20,068	4,545	16,155	—
Without a related allowance recorded:
Commercial and industrial	513	1,789	—	838	29
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,203	1,448	—	1,202	—
Total without a related allowance recorded	4,628	12,304	—	5,148	29
Total:
Commercial and industrial	12,310	20,993	3,800	16,169	29
Commercial real estate	2,912	9,067	—	3,108	—
Private banking	1,948	2,312	745	2,026	—
Total	$17,170	$32,372	$4,545	$21,303	$29

Impaired loans as of September 30, 2016 and December 31, 2015, were $21.2 million and $17.2 million, respectively. There was no interest income recognized on these loans, while on non-accrual status, for the nine months ended September 30, 2016, and the twelve months ended December 31, 2015. As of September 30, 2016 and December 31, 2015, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, as of September 30, 2016, there were specific reserves totaling $7.9 million, which were included in the $20.2 million allowance for loan losses. Also included in impaired loans was one C&I loan with a balance of $489,000 as of September 30, 2016, with no corresponding specific reserve since this loan had a net realizable value that management believes will be recovered from the borrower.

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

The following tables present the allowance for loan losses and recorded investment in loans by class:

	September 30, 2016
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$7,359	$—	$548	$7,907
Collectively evaluated for impairment	6,157	5,108	1,039	12,304
Total allowance for loan losses	$13,516	$5,108	$1,587	$20,211
Loans held-for-investment:
Individually evaluated for impairment	$20,658	$—	$548	$21,206
Collectively evaluated for impairment	545,044	1,021,932	1,586,471	3,153,447
Loans held-for-investment	$565,702	$1,021,932	$1,587,019	$3,174,653

	December 31, 2015
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Allowance for loan losses:
Individually evaluated for impairment	$3,800	$—	$745	$4,545
Collectively evaluated for impairment	7,264	5,344	821	13,429
Total allowance for loan losses	$11,064	$5,344	$1,566	$17,974
Loans held-for-investment:
Individually evaluated for impairment	$12,310	$2,912	$1,948	$17,170
Collectively evaluated for impairment	621,922	859,276	1,342,916	2,824,114
Loans held-for-investment	$634,232	$862,188	$1,344,864	$2,841,284

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$489	$510
Non-accrual loans	16,209	12,894
Total troubled debt restructurings	$16,698	$13,404

Of the non-accrual loans as of September 30, 2016, three C&I loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of September 30, 2016. The aggregate recorded investment of these loans was $16.7 million. There were unused commitments of $7,000 as of September 30, 2016, which was related to the performing TDR.

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

The modifications made to restructured loans typically consist of an extension or reduction of the payment terms, or the deferral of principal payments. There were no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the nine months ended September 30, 2016. There were two loans totaling $4.0 million that were modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the nine months ended September 30, 2015, that were already on non-accrual status and fully secured or adequately reserved as of September 30, 2015.

The financial effects of modifications made to loans newly designated as TDRs during three months ended September 30, 2016, were as follows:

	Three Months Ended September 30, 2016
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term and deferred principal	1	$7,160	$7,181	$1,360	$1,360
Total	1	$7,160	$7,181	$1,360	$1,360

There were no modifications made to loans newly designated as TDRs during the three months ended September 30, 2015.

The financial effects of modifications made to loans newly designated as TDRs during nine months ended September 30, 2016 and 2015, were as follows:

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term and deferred principal	1	$7,160	$7,181	$1,360	$1,360
Total	1	$7,160	$7,181	$1,360	$1,360

	Nine Months Ended September 30, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Change in interest terms	1	$4,064	$—	$400	$—
Extended term and deferred principal	1	433	—	433	—
Deferred principal	2	6,849	2,874	1,500	1,868
Total	4	$11,346	$2,874	$2,333	$1,868

Other Real Estate Owned

During the three and nine months ended September 30, 2016, collateral related to an impaired loan was transferred to OREO at a fair value of $3.6 million based on the appraised value, less estimated selling costs. In addition, a property was sold from other real estate owned for $1.1 million with a net gain of $7,000 realized during the three and nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, the balance of the other real estate owned portfolio was $4.3 million and $1.7 million, respectively. There were no residential mortgage loans in the process of foreclosure as of September 30, 2016.

[6] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $4.6 million and other intangible assets of $13.6 million were recorded during the nine months ended September 30, 2016, related to the TKG acquisition.

The following table presents the change in goodwill for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Balance, beginning of period	$34,163	$34,163
Additions	4,561	—
Balance, end of period	$38,724	$34,163

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Balance, beginning of period	$16,653	$18,211
Additions	13,585	—
Amortization	(1,291)	(1,169)
Balance, end of period	$28,947	$17,042

The following table presents the gross amount of intangible assets and total accumulated amortization by class:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$4,040	$(201)	$3,839	$1,190	$(109)	$1,081
Client Relationships:
Sub-advisory client list	11,530	(2,156)	9,374	11,200	(1,521)	9,679
Separate managed accounts client list	1,810	(304)	1,506	1,095	(201)	894
Other institutional client list	5,950	(1,398)	4,552	5,950	(992)	4,958
Non-compete agreements	465	(89)	376	75	(34)	41
Total finite-lived intangibles	$23,795	$(4,148)	$19,647	$19,510	$(2,857)	$16,653
Client Relationships:
Mutual fund client list (indefinite-lived)	9,300	—	9,300	—	—	—
Total intangibles assets	$33,095	$(4,148)	$28,947	$19,510	$(2,857)	$16,653

Amortization expense on finite-lived intangible assets totaled $463,000 and $390,000 for the three months ended September 30, 2016 and 2015. Amortization expense on finite-lived intangible assets totaled $1.3 million and $1.2 million for the nine months ended September 30, 2016 and 2015.

The following is a summary of the expected amortization expense for finite-lived intangibles assets, assuming no future additions, for each of the five years following September 30, 2016:

(Dollars in thousands)	Amount
September 30,
2017	$1,851
2018	1,840
2019	1,832
2020	1,791
2021	1,735
Thereafter	10,598
Total finite-lived intangibles	$19,647
Indefinite-lived intangibles	9,300
Total intangibles assets	$28,947

[7] DEPOSITS

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	September 30, 2016	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$222,577	$159,859
Interest-bearing checking accounts	0.05 to 0.60%	0.49%	0.42%	198,317	136,037
Money market deposit accounts	0.05 to 1.50%	0.72%	0.50%	1,802,276	1,464,279
Total demand and savings accounts				2,223,170	1,760,175
Certificates of deposit	0.05 to 1.44%	0.92%	0.78%	864,060	929,669
Total deposit balance				$3,087,230	$2,689,844
Average rate paid on interest-bearing accounts		0.76%	0.60%

As of September 30, 2016 and December 31, 2015, the Bank had total brokered deposits of $1.02 billion and $1.05 billion, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $440.9 million and $496.5 million as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, certificates of deposit with balances of $100,000 or more, excluding brokered certificates of deposit, amounted to $404.4 million and $409.2 million, respectively. Certificates of deposit with balances of $250,000 or more, excluding brokered certificates of deposit, amounted to $160.6 million and $142.7 million as of September 30, 2016 and December 31, 2015, respectively.

The contractual maturity of certificates of deposit, including brokered certificates of deposit, is as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
12 months or less	$701,343	$645,004
12 months to 24 months	134,153	219,333
24 months to 36 months	28,564	65,332
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$864,060	$929,669

Interest expense on deposits is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest-bearing checking accounts	$234	$99	$541	$318
Money market deposit accounts	3,017	1,523	7,847	4,079
Certificates of deposit	1,936	1,652	5,540	4,945
Total interest expense on deposits	$5,187	$3,274	$13,928	$9,342

[8] BORROWINGS

As of September 30, 2016 and December 31, 2015, borrowings were comprised of the following:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 9/30/2016	0.57%	$80,000	10/3/2016		$—
Issued 9/29/2016	0.58%	100,000	12/29/2016		—
Issued 12/31/2015		—		0.51%	170,000	1/4/2016
Issued 7/29/2015		—		0.61%	25,000	8/4/2016
Issued 7/29/2015	0.72%	25,000	11/3/2016	0.72%	25,000	11/3/2016
Subordinated notes payable (net of debt issuance costs of $540 and $692)	5.75%	34,460	7/1/2019	5.75%	34,308	7/1/2019
Total borrowings, net		$239,460			$254,308

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of September 30, 2016, the Bank’s borrowing capacity is based on the information provided in the June 30, 2016, QCR filing. As of September 30, 2016, the Bank had securities held in safekeeping at the FHLB with a fair value of $5.4 million, combined with pledged loans of $846.2 million, for a borrowing capacity of $605.6 million, of which $205.0 million was outstanding in advances, as reflected in the table above. As of December 31, 2015, there was $220.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of September 30, 2016, the full amount of these established lines were available to the Bank.

The Holding Company established an unsecured line of credit of $25.0 million, effective December 29, 2015, with Texas Capital Bank. As of September 30, 2016, the full amount of this established line was available.

In June 2014, the Company completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of September 30, 2016 and December 31, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they are subject.

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

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. Basel III, which began phasing in on January 1, 2015, has replaced the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments, and established a new standardized approach for risk weightings.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$318,874	13.05%	$195,464	8.00%	N/A	N/A
Bank	$311,395	12.88%	$193,409	8.00%	$241,761	10.00%
Tier 1 risk-based capital ratio
Company	$286,496	11.73%	$146,598	6.00%	N/A	N/A
Bank	$292,618	12.10%	$145,057	6.00%	$193,409	8.00%
Common equity tier 1 risk-based capital ratio
Company	$286,496	11.73%	$109,948	4.50%	N/A	N/A
Bank	$292,618	12.10%	$108,792	4.50%	$157,145	6.50%
Tier 1 leverage ratio
Company	$286,496	8.09%	$141,663	4.00%	N/A	N/A
Bank	$292,618	8.33%	$140,450	4.00%	$175,562	5.00%

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

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

[10] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan, under which eligible employees may contribute a percentage of their salary at their discretion. During the nine months ended September 30, 2016 and 2015, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $204,000 and $175,000 for the three months ended September 30, 2016 and 2015, respectively. The Company’s contribution expense was $606,000 and $528,000 for the nine months ended September 30, 2016 and 2015, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five-year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three and nine months ended September 30, 2016, the Company recorded expense related to SERP of $233,000 and $687,000, respectively, utilizing a discount rate of 2.15%. For the three and nine months ended September 30, 2015, the Company recorded expense related to SERP of $200,000 and $591,000, respectively, utilizing a discount rate of 2.98%. The recorded liability related to the SERP plan was $2.8 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively.

[11] STOCK TRANSACTIONS

In October 2014, the Board of Directors authorized the repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock through December 31, 2015. Under this plan, the Company repurchased a total of 1,000,000 shares for approximately $9.9 million, at an average cost of $9.90 per share, which are held as treasury stock.

In January 2016, the Board of Directors authorized another repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock. During the nine months ended September 30, 2016, the Company repurchased a total of 334,275 shares for approximately $4.3 million, at an average cost of $12.89 per share, which are held as treasury stock. The Board subsequently authorized the Company to utilize some of the $10 million allocated to this share repurchase program to cancel options granted by the Company to purchase shares of its common stock that expire in 2017. In accordance with that authorization, in addition to the shares purchased as described in this paragraph, the Company and holders of options that expire in 2017 agreed to cancel options as set forth in the following paragraph. The approximate dollar value of shares that may yet be purchased under this share repurchase program has been reduced by the amount expended in connection with the option cancellations.

In July 2016, the Company’s Board of Directors approved a stock option cancellation program to allow for outstanding and vested stock option awards granted in 2007 and expiring in 2017 to be canceled by the option holder at the closing day’s stock price less the option exercise price. This program was available for option holders to participate from July 25 through September 2, 2016. During the three months ended September 30, 2016, there were 1,061,500 options canceled for $5.2 million, which was recorded as a reduction to additional paid-in capital.

The tables below show the changes in the Company’s common shares outstanding during the periods indicated.

Number of Common Shares Outstanding
Balance, December 31, 2014	28,060,888
Issuance of restricted common stock	255,916
Forfeitures of restricted common stock	(3,000)
Exercise of stock options	35,000
Purchase of treasury stock	(321,109)
Balance, September 30, 2015	28,027,695

Balance, December 31, 2015	28,056,195
Issuance of restricted common stock	460,309
Forfeitures of restricted common stock	(4,575)
Exercise of stock options	139,500
Purchase of treasury stock	(334,275)
Balance, September 30, 2016	28,317,154

[12] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Net income available to common shareholders	$8,454	$6,118	$21,070	$16,902
Weighted average common shares outstanding:
Basic	27,514,724	27,728,705	27,586,816	27,779,023
Non-vested restricted stock - dilutive	290,326	72,261	206,289	43,941
Stock options - dilutive	502,582	480,278	483,118	384,695
Diluted	28,307,632	28,281,244	28,276,223	28,207,659

Earnings per common share:
Basic	$0.31	$0.22	$0.76	$0.61
Diluted	$0.30	$0.22	$0.75	$0.60

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive shares (1)	31,500	635,893	180,000	961,393

(1)	Included stock options and non-vested restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015:

	Asset Derivatives		Liability Derivatives
	as of September 30, 2016		as of September 30, 2016
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$585	Other liabilities	$106
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$19,427	Other liabilities	$20,946

	Asset Derivatives		Liability Derivatives
	as of December 31, 2015		as of December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$229
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,662	Other liabilities	$9,363

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2016, the Company had four interest rate swaps, with an aggregate notional amount of $2.9 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for nine months ended September 30, 2016 and 2015. There were no counterparty default losses on derivatives for the nine months ended September 30, 2016 and 2015.

For the four derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended September 30, 2016, the Company recognized no gain or loss in non-interest income related to hedge ineffectiveness as compared to a net gain of $1,000 during the three months ended September 30, 2015. The Company also recognized a decrease to interest income of $24,000 and $54,000 for the three months ended September 30, 2016 and 2015, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items. During the nine months ended September 30, 2016, the Company recognized a net gain of $2,000 in non-interest income related to hedge ineffectiveness as compared to a net gain of $3,000 during the nine months ended September 30, 2015. The Company also recognized a decrease to interest income of $71,000 and $211,000 for the nine months ended September 30, 2016 and 2015, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. In June 2016, the Company entered into two derivative contracts to hedge the variable cash flows associated with certain FHLB borrowings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2016.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the three and nine months ended September 30, 2016, there was an increase to interest expense of 46,000. During the next twelve months, the Company estimates $106,000 to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a remaining period of 33 months.

As of September 30, 2016, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $100.0 million that was designated as a cash flow hedge of interest rate risk. During the three and nine months ended September 30, 2016, a net gain of $626,000 and $538,000, respectively, was recognized in accumulated other comprehensive income (loss) on the effective portion of the derivative.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2016, the Company had 210 derivative transactions with an aggregate notional amount of $883.9 million related to this program. During the three months ended September 30, 2016 and 2015, the Company recognized a net gain of $62,000 and a net loss of $414,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships. During the nine months ended September 30, 2016 and 2015, the Company recognized a net loss of $777,000 and a net loss $371,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended September 30,
(Dollars in thousands)		2016	2015
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(24)	$(54)
	Non-interest income	—	1
	Interest expense	(46)	—
Total		$(70)	$(53)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$62	$(414)
Total		$62	$(414)

		Nine Months Ended September 30,
(Dollars in thousands)		2016	2015
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(71)	$(211)
	Non-interest income	2	3
	Interest expense	(46)	—
Total		$(115)	$(208)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(777)	$(371)
Total		$(777)	$(371)

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

As of September 30, 2016, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $20.3 million. As of September 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $23.8 million. If the Company had breached any of these provisions as of September 30, 2016, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$59,541	$—	$59,541
Trust preferred securities	—	17,047	—	17,047
Non-agency mortgage-backed securities	—	5,759	—	5,759
Non-agency collateralized loan obligations	—	16,335	—	16,335
Agency collateralized mortgage obligations	—	45,575	—	45,575
Agency mortgage-backed securities	—	25,858	—	25,858
Agency debentures	—	4,743	—	4,743
Equity securities	8,276	—	—	8,276
Interest rate swaps	—	20,012	—	20,012
Total financial assets	8,276	194,870	—	203,146

Financial liabilities:
Interest rate swaps	—	21,052	—	21,052
Acquisition earnout liability	—	—	2,478	2,478
Total financial liabilities	$—	$21,052	$2,478	$23,530

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$43,733	$—	$43,733
Trust preferred securities	—	16,601	—	16,601
Non-agency mortgage-backed securities	—	5,743	—	5,743
Non-agency collateralized loan obligations	—	11,711	—	11,711
Agency collateralized mortgage obligations	—	49,371	—	49,371
Agency mortgage-backed securities	—	28,669	—	28,669
Agency debentures	—	4,732	—	4,732
Equity securities	7,759	—	—	7,759
Interest rate swaps	—	8,662	—	8,662
Total financial assets	7,759	169,222	—	176,981

Financial liabilities:
Interest rate swaps	—	9,592	—	9,592
Total financial liabilities	$—	$9,592	$—	$9,592

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs. The valuations for debt and equity securities are classified as either Level 1 or Level 2. U.S. Treasury Notes and equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets. Investment securities within Level 2 include corporate bonds; single-issuer trust preferred securities; non-agency mortgage-backed securities and collateralized loan obligations; collateralized mortgage obligations, mortgage-backed securities, and debentures issued by U.S. government agencies.

INTEREST RATE SWAPS
The fair value of interest rate swaps is estimated using inputs that are observable or that can be corroborated by observable market data and therefore, are classified as Level 2. These fair value estimations include primarily market observable inputs such as the forward LIBOR swap curve.

ACQUISITION EARNOUT LIABILITY
The fair value of the acquisition earnout liability is estimated based on management’s estimate of the projected annualized run-rate EBITDA of TKG at December 31, 2016, and therefore, are classified as Level 3. For additional information on the calculation of the earnout, refer to Note 2, Business Combinations.

NON-RECURRING FAIR VALUE MEASUREMENTS

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,810	$12,810
Other real estate owned	—	—	4,268	4,268
Total assets	$—	$—	$17,078	$17,078

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,625	$12,625
Other real estate owned	—	—	1,730	1,730
Total assets	$—	$—	$14,355	$14,355

As of September 30, 2016, the Company recorded $7.9 million of specific reserves to the allowance for loan losses as a result of adjusting the fair value of impaired loans. As of December 31, 2015, the Company recorded $4.5 million of specific reserves to allowance for loan losses as a result of adjusting the fair value of impaired loans.

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

OTHER REAL ESTATE OWNED
Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at fair value, less estimated disposition costs, with the fair value being determined by appraisal. Our policy is to obtain appraisals on collateral supporting OREO on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and cause us to believe our recovered value may be less than the independent appraised value. Accordingly, real estate owned is classified as Level 3.

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$12,810	Discounted cash flow	Discount due to restructured nature of operations	6%

Other real estate owned	$4,268	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments is as follows:

		September 30, 2016		December 31, 2015
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$120,736	$120,736	$96,676	$96,676
Investment securities available-for-sale: debt	2	174,858	174,858	160,560	160,560
Investment securities available-for-sale: equity	1	8,276	8,276	7,759	7,759
Investment securities held-to-maturity	2	50,977	52,193	47,290	48,099
Federal Home Loan Bank stock	2	9,232	9,232	9,802	9,802
Loans held-for-investment, net	3	3,154,442	3,147,526	2,823,310	2,813,278
Accrued interest receivable	2	8,559	8,559	7,056	7,056
Investment management fees receivable	2	8,166	8,166	6,191	6,191
Bank owned life insurance	2	64,350	64,350	60,019	60,019
Interest rate swaps	2	20,012	20,012	8,662	8,662
Other real estate owned	3	4,268	4,268	1,730	1,730

Financial liabilities:
Deposits	2	$3,087,230	$3,088,170	$2,689,844	$2,690,693
Borrowings, net	2	239,460	240,576	254,308	255,179
Acquisition earnout liability	3	2,478	2,478	—	—
Interest rate swaps	2	21,052	21,052	9,592	9,592

During the nine months ended September 30, 2016 and 2015, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2016 and December 31, 2015:

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

OTHER REAL ESTATE OWNED
Real estate owned is recorded on the date acquired at fair value, less estimated disposition costs, with the fair value being determined by appraisal.

DEPOSITS
The fair value of demand deposits is the amount payable on demand as of the reporting date, i.e., their carrying amounts. The fair value of fixed maturity deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

BORROWINGS
The fair value of borrowings is calculated by discounting scheduled cash flows through the estimated maturity using period end market rates for borrowings of similar remaining maturities.

ACQUISITION EARNOUT LIABILITY
The carrying amount of the TKG acquisition earnout liability approximates fair value. For additional information on the calculation of the earnout, refer to Note 2, Business Combinations.

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

[15] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Investment Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)	Investment Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,020)	$(56)	$(1,076)	$(215)	$—	$(215)
Change in unrealized holding gains (losses)	711	402	1,113	(698)	—	(698)
Losses (gains) reclassified from other comprehensive income (1)	(8)	29	21	—	—	—
Net other comprehensive income (loss)	703	431	1,134	(698)	—	(698)
Balance, end of period	$(317)	$375	$58	$(913)	$—	$(913)

(1)
Consists of net realized gain on sale and call of investment securities of $14,000 and $0, net of income tax expense of $6,000 and $0 for the three months ended September 30, 2016 and 2015, respectively, and net realized loss on derivatives of $46,000 and $0, net of income tax benefit of $17,000 and $0 for the three months ended September 30, 2016 and 2015, respectively.

	Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Investment Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)	Investment Securities	Derivatives	Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(1,443)	$—	$(1,443)	$(627)	$—	$(627)
Change in unrealized holding gains (losses)	1,175	346	1,521	(275)	—	(275)
Losses (gains) reclassified from other comprehensive income (1)	(49)	29	(20)	(11)	—	(11)
Net other comprehensive income (loss)	1,126	375	1,501	(286)	—	(286)
Balance, end of period	$(317)	$375	$58	$(913)	$—	$(913)

(1)
Consists of net realized gain on sale and call of investment securities of $77,000 and $17,000, net of income tax expense of $28,000 and $6,000 for the nine months ended September 30, 2016 and 2015, respectively, and net realized loss on derivatives of $46,000 and $0, net of income tax benefit of $17,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

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

The following tables provide financial information for the two segments of the Company as of and for the periods indicated. The information provided under the caption “Parent and Other” represents general operating expenses of the Company not considered to be a reportable segment, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Assets:	(unaudited)
Bank	$3,635,264	$3,236,756
Investment management	81,437	65,516
Parent and other	(1,183)	(101)
Total assets	$3,715,518	$3,302,171

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:	(unaudited)				(unaudited)
Interest income	$24,855	$—	$70	$24,925	$20,932	$—	$57	$20,989
Interest expense	5,673	—	548	6,221	3,430	—	554	3,984
Net interest income (loss)	19,182	—	(478)	18,704	17,502	—	(497)	17,005
Provision (credit) for loan losses	(542)	—	—	(542)	(1,341)	—	—	(1,341)
Net interest income (loss) after provision for loan losses	19,724	—	(478)	19,246	18,843	—	(497)	18,346
Non-interest income:
Investment management fees	—	10,391	(58)	10,333	—	7,074	(54)	7,020
Net gain on the sale and call of investment securities	14	—	—	14	—	—	—	—
Other non-interest income	2,149	1	—	2,150	1,002	(7)	—	995
Total non-interest income	2,163	10,392	(58)	12,497	1,002	7,067	(54)	8,015
Non-interest expense:
Intangible amortization expense	—	463	—	463	—	390	—	390
Change in fair value of acquisition earnout	—	(1,209)	—	(1,209)	—	—	—	—
Other non-interest expense	13,227	8,009	24	21,260	12,015	4,936	(40)	16,911
Total non-interest expense	13,227	7,263	24	20,514	12,015	5,326	(40)	17,301
Income (loss) before tax	8,660	3,129	(560)	11,229	7,830	1,741	(511)	9,060
Income tax expense (benefit)	1,823	1,385	(433)	2,775	2,442	660	(160)	2,942
Net income (loss)	$6,837	$1,744	$(127)	$8,454	$5,388	$1,081	$(351)	$6,118

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:	(unaudited)				(unaudited)
Interest income	$71,871	$—	$209	$72,080	$61,509	$—	$163	$61,672
Interest expense	15,130	—	1,650	16,780	9,689	—	1,642	11,331
Net interest income (loss)	56,741	—	(1,441)	55,300	51,820	—	(1,479)	50,341
Provision (credit) for loan losses	(340)	—	—	(340)	(231)	—	—	(231)
Net interest income (loss) after provision for loan losses	57,081	—	(1,441)	55,640	52,051	—	(1,479)	50,572
Non-interest income:
Investment management fees	—	26,981	(167)	26,814	—	22,332	(143)	22,189
Net gain on the sale and call of investment securities	77	—	—	77	17	—	—	17
Other non-interest income	5,966	2	—	5,968	4,242	(6)	—	4,236
Total non-interest income	6,043	26,983	(167)	32,859	4,259	22,326	(143)	26,442
Non-interest expense:
Intangible amortization expense	—	1,291	—	1,291	—	1,169	—	1,169
Change in fair value of acquisition earnout	—	(1,209)	—	(1,209)	—	—	—	—
Other non-interest expense	37,849	19,986	60	57,895	34,958	15,931	(73)	50,816
Total non-interest expense	37,849	20,068	60	57,977	34,958	17,100	(73)	51,985
Income (loss) before tax	25,275	6,915	(1,668)	30,522	21,352	5,226	(1,549)	25,029
Income tax expense (benefit)	7,476	2,833	(857)	9,452	6,630	1,981	(484)	8,127
Net income (loss)	$17,799	$4,082	$(811)	$21,070	$14,722	$3,245	$(1,065)	$16,902

[18] SUBSEQUENT EVENTS

On October 19, 2016, TriState Capital Holdings, Inc. entered into a definitive agreement to acquire certain assets of Aberdeen Asset Management, Inc. (“AAMI”) in a transaction that is expected to close by the first quarter of 2017, subject to regulatory requirements, certain client consents and other customary closing conditions. Separately managed accounts with about $4 billion in institutional client assets under management are expected to move from AAMI to Chartwell upon the closing of the transaction.

In October 2016, the company’s Board of Directors approved a new share repurchase program of up to $5 million. Under the authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions. In addition, the funds allocated to the program can be used to cancel options expiring in 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and nine months ended September 30, 2016. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis for the fiscal year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2016.

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

General

We are a bank holding company that operates through two reporting segments: Bank and Investment Management. The Bank segment provides commercial banking and private banking services to middle-market businesses and high-net-worth individuals through our TriState Capital Bank subsidiary. The Bank segment generates most of its revenue from interest on loans and investments, loan-related fees and deposit-related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. The Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional plan sponsors through our Chartwell Investment Partners, LLC subsidiary and also will support distribution and marketing efforts for Chartwell’s proprietary investment products through our Chartwell TSC Securities Corp. subsidiary, once it is registered as a broker/dealer with the SEC and FINRA. The Investment Management segment generates most of its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our earnings per common share; total revenue; and pre-tax, pre-provision net revenue. Other salient metrics include the ratio of allowance for loan losses to loans; net interest margin; the efficiency ratio of the Bank segment; assets under management; return on average assets; return on average equity; and regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), which is applying to be registered as a broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Assets under management were $10.80 billion as of September 30, 2016. Our broker/dealer subsidiary, once registered, will support any distribution and marketing efforts for Chartwell’s proprietary investment products that may require SEC or FINRA licensing.

For the three months ended September 30, 2016, our net income was $8.5 million compared to $6.1 million for the same period in 2015, an increase of $2.3 million. This increase was primarily due to the net impact of (1) a $1.7 million, or 10.0%, increase in our net interest income; and (2) an increase in non-interest income of $4.5 million largely related to higher investment management fees due to the TKG acquisition; offset by (3) an increase of $3.2 million in our non-interest expense largely related to the TKG acquisition; and (4) lower credit to provision for loan losses of $799,000

For the nine months ended September 30, 2016, our net income was $21.1 million compared to $16.9 million for the same period in 2015, an increase of $4.2 million. This increase was primarily due to the net impact of (1) a $5.0 million, or 9.9%, increase in our net interest income; (2) higher credit to provision for loan losses of $109,000; and (3) an increase in non-interest income of $6.4 million, largely related to higher investment management fees and higher swap revenue; offset by (4) an increase of $6.0 million in our non-interest expense; and (5) a $1.3 million increase in income taxes.

Our diluted EPS was $0.30 for the three months ended September 30, 2016, compared to $0.22 for the same period in 2015. The increase is a result of an increase of $2.3 million in our net income.

Our diluted EPS was $0.75 for the nine months ended September 30, 2016, compared to $0.60 for the same period in 2015. The increase is a result of an increase of $4.2 million in our net income.

For the three months ended September 30, 2016, total revenue increased $6.2 million, or 24.6%, to $31.2 million from $25.0 million for the same period in 2015, driven by higher investment management fees, higher net interest income for the Bank and higher swap fees. Pre-tax, pre-provision net revenue increased $3.0 million, or 38.3%, to $10.7 million for the three months ended September 30, 2016, from $7.7 million for the same period in 2015, primarily resulting from the higher total revenue partially offset by higher non-interest expense.

For the nine months ended September 30, 2016, total revenue increased $11.3 million, or 14.7%, to $88.1 million from $76.8 million for the same period in 2015, driven by higher net interest income for the Bank, higher investment management fees and higher swap fees. Pre-tax, pre-provision net revenue increased $5.3 million, or 21.5%, to $30.1 million for the nine months ended September 30, 2016, from $24.8 million for the same period in 2015, resulting from higher total revenue partially offset by higher non-interest expenses.

Our annualized net interest margin was 2.18% and 2.25% for the three and nine months ended September 30, 2016, respectively, as compared to 2.32% and 2.39%, for the same periods in 2015, respectively. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, notably the marketable-securities-backed private banking margin loan portfolio that the Bank has made its fastest growing channel, as well as an increase in the cost of funds.

For the three and nine months ended September 30, 2016, the Bank’s efficiency ratio was 62.01% and 60.36%, respectively, as compared to 64.93% and 62.36% for the same periods in 2015, respectively. Our non-interest expense to average assets for the three and nine months ended September 30, 2016, was 2.27% and 2.25%, respectively, compared to 2.25% and 2.35%, for the same periods in 2015, respectively.

Our annualized return on average assets was 0.93% and 0.82% for the three and nine months ended September 30, 2016, respectively, as compared to 0.79% and 0.76% for the same periods in 2015, respectively. Our annualized return on average equity was 9.88% and 8.42%, for the three and nine months ended September 30, 2016, respectively, as compared to 7.64% and 7.23% for the same periods in 2015, respectively. The increase in these ratios is due to continued growth in earnings from both the banking and investment management segments.

Total assets of $3.72 billion as of September 30, 2016, increased $413.3 million, or 16.7% on an annualized basis, from December 31, 2015. Loans held-for-investment grew by $333.4 million to $3.17 billion as of September 30, 2016, an annualized increase of 15.7%, from December 31, 2015, as a result of growth in our commercial and private banking loan portfolios. Total deposits increased $397.4 million, or 19.7% on an annualized basis, to $3.09 billion as of September 30, 2016, from December 31, 2015.

Adverse rated credits to total loans declined to 1.59% at September 30, 2016, from 1.92% at December 31, 2015. The allowance for loan losses to loans was 0.64% as of September 30, 2016, compared to 0.63% as of December 31, 2015. The credit to provision for loan losses was $542,000 and $340,000 for the three and nine months ended September 30, 2016, respectively, as compared to credit of provision of $1.3 million and $231,000 for the same periods in 2015, respectively. The credit to provision in the three months ended September 30, 2016, reflected declining adverse rated credits and net recoveries, offset by increases to specific reserves on non-performing loans.

Our book value per common share increased $0.50 to $12.12 as of September 30, 2016, from $11.62 as of December 31, 2015, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock and the cancellation of stock options during nine months ended September 30, 2016.

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

“Efficiency ratio” is defined as non-interest expense, excluding acquisition related items and intangible amortization expense, where applicable, divided by our total revenue. We believe this measure, particularly at the Bank, allows management and investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Pre-tax, pre-provision net revenue:
Net interest income	$18,704	$17,005	$55,300	$50,341
Total non-interest income	12,497	8,015	32,859	26,442
Less: net gain on the sale and call of investment securities	14	—	77	17
Total revenue	31,187	25,020	88,082	76,766
Less: total non-interest expense	20,514	17,301	57,977	51,985
Pre-tax, pre-provision net revenue	$10,673	$7,719	$30,105	$24,781

Efficiency ratio:
Total non-interest expense	$20,514	$17,301	$57,977	$51,985
Plus: change in fair value of acquisition earnout	1,209	—	1,209	—
Less: acquisition related items	—	—	1	—
Less: intangible amortization expenses	463	390	1,291	1,169
Total non-interest expense (numerator)	$21,260	$16,911	$57,894	$50,816
Total revenue (denominator)	$31,187	$25,020	$88,082	$76,766
Efficiency ratio	68.17%	67.59%	65.73%	66.20%

BANK SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Bank pre-tax, pre-provision net revenue:
Net interest income	$19,182	$17,502	$56,741	$51,820
Total non-interest income	2,163	1,002	6,043	4,259
Less: net gain on the sale and call of investment securities	14	—	77	17
Total revenue	21,331	18,504	62,707	56,062
Less: total non-interest expense	13,227	12,015	37,849	34,958
Pre-tax, pre-provision net revenue	$8,104	$6,489	$24,858	$21,104

Bank efficiency ratio:
Total non-interest expense (numerator)	$13,227	$12,015	$37,849	$34,958
Total revenue (denominator)	$21,331	$18,504	$62,707	$56,062
Efficiency ratio	62.01%	64.93%	60.36%	62.36%

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest and fees earned on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 62.8% and 65.6% of total revenue for the nine months ended September 30, 2016 and 2015, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Interest income	$24,925	$20,989	$72,080	$61,672
Fully taxable equivalent adjustment	57	69	203	190
Interest income adjusted	24,982	21,058	72,283	61,862
Less: interest expense	6,221	3,984	16,780	11,331
Net interest income adjusted	$18,761	$17,074	$55,503	$50,531

Yield on earning assets	2.90%	2.86%	2.94%	2.92%
Cost of interest-bearing liabilities	0.81%	0.62%	0.77%	0.61%
Net interest spread	2.09%	2.24%	2.17%	2.31%
Net interest margin (1)	2.18%	2.32%	2.25%	2.39%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended September 30, 2016 and 2015. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$114,245	$150	0.52%	$94,015	$84	0.35%
Federal funds sold	6,445	6	0.37%	6,197	2	0.13%
Investment securities available-for-sale	182,354	828	1.81%	172,922	597	1.37%
Investment securities held-to-maturity	48,495	485	3.98%	45,941	454	3.92%
FHLB stock	12,347	144	4.64%	6,371	49	3.05%
Total loans	3,061,427	23,369	3.04%	2,598,362	19,872	3.03%
Total interest-earning assets	3,425,313	24,982	2.90%	2,923,808	21,058	2.86%
Other assets	171,986			132,225
Total assets	$3,597,299			$3,056,033

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$190,270	$234	0.49%	$97,493	$99	0.40%
Money market deposit accounts	1,688,250	3,017	0.71%	1,418,547	1,523	0.43%
Certificates of deposit	863,872	1,936	0.89%	884,829	1,652	0.74%
Borrowings:
FHLB borrowing	273,804	480	0.70%	130,054	156	0.48%
Subordinated notes payable, net	34,427	554	6.40%	34,224	554	6.42%
Total interest-bearing liabilities	3,050,623	6,221	0.81%	2,565,147	3,984	0.62%
Noninterest-bearing deposits	161,723			148,323
Other liabilities	44,565			24,743
Shareholders' equity	340,388			317,820
Total liabilities and shareholders' equity	$3,597,299			$3,056,033

Net interest income (1)		$18,761			$17,074
Net interest spread			2.09%			2.24%
Net interest margin (1)			2.18%			2.32%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended September 30, 2016 and 2015. Net interest income, calculated on a fully taxable equivalent basis, increased $1.7 million, or 9.9%, to $18.8 million for the three months ended September 30, 2016, from $17.1 million for the same period in 2015. The increase in net interest income for the three months ended September 30, 2016, was primarily attributable to a $501.5 million, or 17.2%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $3.9 million, or 18.6%, in interest income, partially offset by an increase of $2.2 million, or 56.1%, in interest expense. Net interest margin decreased to 2.18% for the three months ended September 30, 2016, as compared to 2.32% for the same period in 2015, driven by higher interest expense associated with the higher volumes and cost of deposits and FHLB borrowings.

The increase in interest income was primarily the result of an increase in average total loans of $463.1 million, or 17.8%, which is our primary earning asset and the Bank’s core business. The most significant factors driving the yield on our loan portfolio has been our shift toward lower-risk assets, notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel, which was offset by the effect on our floating-rate loans due to the Federal Reserve’s increase in the target federal funds rate in December 2015. The overall yield on interest-earning assets increased four basis points to 2.90% for the three months ended September 30, 2016, as compared to 2.86% for the same period in 2015, primarily from higher yields on investment securities.

Interest expense on interest-bearing liabilities of $6.2 million, for the three months ended September 30, 2016, increased $2.2 million, or 56.1%, from the same period in 2015 as a result of an increase of $485.5 million, or 18.9%, in average interest-bearing liabilities for the three months ended September 30, 2016, coupled with an increase of 19 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2015. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of

$269.7 million in average money market deposit accounts, an increase of $92.8 million in average interest-bearing checking accounts and an increase of $143.8 million in average FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended September 30, 2016 and 2015. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30,
	2016 over 2015
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$45	$21	$66
Federal funds sold	4	—	4
Investment securities available-for-sale	197	34	231
Investment securities held-to-maturity	6	25	31
FHLB stock	34	61	95
Total loans	(38)	3,535	3,497
Total increase in interest income	248	3,676	3,924

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	25	110	135
Money market deposit accounts	1,162	332	1,494
Certificates of deposit	324	(40)	284
Borrowings:
FHLB borrowing	95	229	324
Subordinated notes payable, net	(3)	3	—
Total increase in interest expense	1,603	634	2,237
Total increase (decrease) in net interest income	$(1,355)	$3,042	$1,687

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the nine months ended September 30, 2016 and 2015. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$107,651	$418	0.52%	$104,953	$273	0.35%
Federal funds sold	6,180	16	0.35%	6,143	4	0.09%
Investment securities available-for-sale	181,383	2,387	1.76%	162,838	1,550	1.27%
Investment securities held-to-maturity	46,977	1,409	4.01%	40,616	1,190	3.92%
FHLB stock	10,983	343	4.17%	5,084	311	8.18%
Total loans	2,935,663	67,710	3.08%	2,510,374	58,534	3.12%
Total interest-earning assets	3,288,837	72,283	2.94%	2,830,008	61,862	2.92%
Other assets	155,903			130,591
Total assets	$3,444,740			$2,960,599

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$160,310	$541	0.45%	$103,674	$318	0.41%
Money market deposit accounts	1,614,669	7,847	0.65%	1,343,867	4,079	0.41%
Certificates of deposit	869,879	5,540	0.85%	883,679	4,945	0.75%
Borrowings:
FHLB borrowing	243,686	1,191	0.65%	103,315	328	0.42%
Subordinated notes payable, net	34,376	1,661	6.45%	34,174	1,661	6.50%
Total interest-bearing liabilities	2,922,920	16,780	0.77%	2,468,709	11,331	0.61%
Noninterest-bearing deposits	153,763			149,224
Other liabilities	33,770			30,026
Shareholders' equity	334,287			312,640
Total liabilities and shareholders' equity	$3,444,740			$2,960,599

Net interest income (1)		$55,503			$50,531
Net interest spread			2.17%			2.31%
Net interest margin (1)			2.25%			2.39%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Nine Months Ended September 30, 2016 and 2015. Net interest income, calculated on a fully taxable equivalent basis, increased $5.0 million, or 9.8%, to $55.5 million for the nine months ended September 30, 2016, from $50.5 million for the same period in 2015. The increase in net interest income for the nine months ended September 30, 2016, was primarily attributable to a $458.8 million, or 16.2%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $10.4 million, or 16.8%, in interest income, partially offset by an increase of $5.4 million, or 48.1%, in interest expense. Net interest margin decreased to 2.25% for the nine months ended September 30, 2016, as compared to 2.39% for the same period in 2015, driven by lower loan yields and higher interest expense associated with the higher volumes and costs of deposits and FHLB borrowings.

The increase in interest income was primarily the result of an increase in average total loans of $425.3 million, or 16.9%, which is our primary earning asset and the Bank’s core business, an increase of $24.9 million, or 12.2%, in average investment securities balances and an increase of 49 basis points in yield on investment securities available-for-sale, partially offset by a decrease of four basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio has been our shift toward lower-risk assets, notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel, which was partially offset by the effect on our floating-rate loans due to the Federal Reserve’s increase in the target federal funds rate in December 2015. The overall yield on interest-earning assets increased two basis points to 2.94% for the nine months ended September 30, 2016, as compared to 2.92% for the same period in 2015.

Interest expense on interest-bearing liabilities of $16.8 million, for the nine months ended September 30, 2016, increased $5.4 million, or 48.1%, from the same period in 2015, as a result of an increase of $454.2 million, or 18.4%, in average interest-bearing liabilities for the nine months ended September 30, 2016, coupled with an increase of 16 basis points in the average rate paid on our average interest-

bearing liabilities compared to the same period in 2015. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $270.8 million in average money market deposit accounts, and an increase of $56.6 million in average interest-bearing checking accounts and an increase of $140.4 million, in average FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the nine months ended September 30, 2016 and 2015. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Nine Months Ended September 30,
	2016 over 2015
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$138	$7	$145
Federal funds sold	12	—	12
Investment securities available-for-sale	643	194	837
Investment securities held-to-maturity	25	194	219
FHLB stock	(206)	238	32
Total loans	(842)	10,018	9,176
Total increase (decrease) in interest income	(230)	10,651	10,421

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	33	190	223
Money market deposit accounts	2,815	953	3,768
Certificates of deposit	672	(77)	595
Borrowings:
FHLB borrowing	243	620	863
Subordinated notes payable, net	(12)	12	—
Total increase in interest expense	3,751	1,698	5,449
Total increase (decrease) in net interest income	$(3,981)	$8,953	$4,972

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

Credit to Provision for Loan Losses for the Three Months Ended September 30, 2016 and 2015. We recorded a credit to provision for loan losses of $542,000 for the three months ended September 30, 2016, compared to a credit to provision of $1.3 million for the three months ended September 30, 2015. The credit to provision for loan losses for the three months ended September 30, 2016, was comprised of recoveries of $3.5 million and a net decrease in general reserves of $1.0 million on lower volume of non-pass rated commercial and industrial loans, partially offset by a net increase of $3.7 million in specific reserves on two commercial and industrial non-performing loans. The credit to provision for the three months ended September 30, 2015, was largely driven by a $1.1 million reserve reversal from payoffs on two substandard-rated credits and one recovery of $433,000 all on commercial and industrial loans.

Credit to Provision for Loan Losses for the Nine Months Ended September 30, 2016 and 2015. We recorded a credit to provision for loan losses of $340,000 for the nine months ended September 30, 2016, compared to a credit to provision of $231,000 for the nine months ended September 30, 2015. The credit to provision for loan losses for the nine months ended September 30, 2016, was comprised of recoveries of $4.1 million, a net decrease in general reserves of $1.1 million on lower volume of non-pass rated commercial and industrial loans, and a decrease of $197,000 of specific reserves on private banking non-performing loans related to paydowns partially offset by a net increase of $5.1 million in specific reserves on three commercial and industrial non-performing loans, of which $1.5 million was charged-off. The credit to provision for the nine months ended September 30, 2015, was comprised of a net decrease of $1.9 million in general reserves on commercial and industrial loans as described above and recoveries of $794,000, offset by increased specific reserves of $2.2 million on commercial and industrial non-performing loans, of which $1.5 million was charged-off.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees for Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. In addition, from time to time as opportunities arise, we sell portions of our investment securities available-for-sale portfolio or securities may be called within our investment securities available-for-sale or held-to-maturity portfolios. Gains or losses experienced on these sales or calls are less predictable than many of the other components of our non-interest income because the amount of realized gains or losses is impacted by a number of factors, including the nature of the security sold or called, the purpose of the sale, the interest rate environment and other market conditions. The information provided under the caption “Parent and Other” represents general operating expenses of the Company not considered to be a reportable segment, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$10,391	$(58)	$10,333	$—	$7,074	$(54)	$7,020
Service charges	134	—	—	134	148	—	—	148
Net gain on the sale and call of investment securities	14	—	—	14	—	—	—	—
Swap fees	977	—	—	977	297	—	—	297
Commitment and other fees	488	—	—	488	487	—	—	487
Other income (1)	550	1	—	551	70	(7)	—	63
Total non-interest income	$2,163	$10,392	$(58)	$12,497	$1,002	$7,067	$(54)	$8,015

(1)	Other income includes such items as income from BOLI, change in fair value on swaps, gain on the sale of OREO and other general operating income.

Non-Interest Income for the Three Months Ended September 30, 2016 and 2015. Our non-interest income was $12.5 million for the three months ended September 30, 2016, an increase of $4.5 million, or 55.9%, from $8.0 million for the same period in 2015, primarily related to increases in investment management fees, swap fees and other income.

Bank Segment:

•
Swap fees increased $680,000 for the three months ended September 30, 2016, as compared to the same period in 2015, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on clients’ expectations of market conditions.

•	Other income increased $480,000 for the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase of $456,000 in the fair values of our swaps.

Investment Management Segment:

•
Investment management fees increased $3.3 million for the three months ended September 30, 2016, compared to the same period in 2015, driven primarily by $2.8 million of revenue provided by the additional three months of TKG’s operations, which was acquired at the end of April 2016, and $549,000 increase in Chartwell’s revenue. Assets under management of $10.80 billion as of September 30, 2016, increased $3.18 billion from September 30, 2015, primarily due to the TKG acquisition.

The following table presents the components of our non-interest income by operating segment for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$26,981	$(167)	$26,814	$—	$22,332	$(143)	$22,189
Service charges	393	—	—	393	487	—	—	487
Net gain on the sale and call of investment securities	77	—	—	77	17	—	—	17
Swap fees	3,422	—	—	3,422	1,311	—	—	1,311
Commitment and other fees	1,497	—	—	1,497	1,487	—	—	1,487
Other income (1)	654	2	—	656	957	(6)	—	951
Total non-interest income	$6,043	$26,983	$(167)	$32,859	$4,259	$22,326	$(143)	$26,442

(1)	Other income includes such items as income from BOLI, change in fair value on swaps, gain on the sale of OREO and other general operating income.

Non-Interest Income for the Nine Months Ended September 30, 2016 and 2015. Our non-interest income was $32.9 million for the nine months ended September 30, 2016, an increase of $6.4 million, or 24.3%, from $26.4 million for the same period in 2015, primarily related to increases in investment management fees and swap fees, partially offset by lower other income.

Bank Segment:

•
Swap fees increased $2.1 million for the nine months ended September 30, 2016, as compared to the same period in 2015, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on clients’ expectations of market conditions.

•
Other income decreased $303,000 for the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to a decrease of $406,000 in the fair values of our swaps, partially offset by an increase of $80,000 in BOLI income.

Investment Management Segment:

•
Investment management fees increased $4.6 million for the nine months ended September 30, 2016, as compared to the same period in 2015, driven primarily by the additional five months of revenue provided by the operations of TKG, which was acquired at the end of April 2016. Assets under management of $10.80 billion as of September 30, 2016, increased $3.18 billion from September 30, 2015, primarily due to the TKG acquisition.

Non-Interest Expense

Our non-interest expense represents the operating cost of maintaining and growing our business. The largest portion of non-interest expense for each segment is compensation and employee benefits, which include employee payroll expense as well as the cost of incentive compensation, benefit plans, health insurance and payroll taxes, all of which are impacted by the growth in our employee base, coupled with increases in the level of compensation and benefits of our existing employees. The information provided under the caption “Parent and Other” represents general operating expenses of the Company not considered to be a reportable segment, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest expense by operating segment for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$8,075	$6,589	$—	$14,664	$7,616	$3,897	$—	$11,513
Premises and occupancy costs	1,025	260	—	1,285	973	200	—	1,173
Professional fees	566	176	(49)	693	728	156	(55)	829
FDIC insurance expense	933	—	—	933	461	—	—	461
General insurance expense	188	70	—	258	178	42	—	220
State capital shares tax	329	—	—	329	310	—	—	310
Travel and entertainment expense	495	223	—	718	498	213	—	711
Data processing expense	297	—	—	297	275	—	—	275
Intangible amortization expense	—	463	—	463	—	390	—	390
Change in fair value of acquisition earnout	—	(1,209)	—	(1,209)	—	—	—	—
Other operating expenses (1)	1,319	691	73	2,083	976	428	15	1,419
Total non-interest expense	$13,227	$7,263	$24	$20,514	$12,015	$5,326	$(40)	$17,301

Full-time equivalent employees (2)	150	66	—	216	141	53	—	194

(1)	Other operating expenses includes such items as organizational dues and subscriptions, charitable contributions, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended September 30, 2016 and 2015. Our non-interest expense for the three months ended September 30, 2016, increased $3.2 million, or 18.6%, as compared to the same period in 2015, of which $1.2 million relates to the increase in expenses of the Bank segment and $1.9 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended September 30, 2016, increased by $459,000, compared to the same period in 2015, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
FDIC insurance expense for the three months ended September 30, 2016, increased by $472,000, compared to the same period in 2015, due to the increase in assets and to the change in the FDIC assessment methodology effective for the third quarter of 2016.

•
Other operating expenses for the three months ended September 30, 2016, increased by $343,000, compared to the same period in 2015, primarily due to higher marketing costs of $146,000 and higher provision for unfunded commitments of $167,000.

Investment Management Segment:

•
There was a decrease to the fair value of the TKG acquisition earnout of $1.2 million for the three months ended September 30, 2016, based on management’s current estimate of the projected annualized run-rate EBITDA of TKG at December 31, 2016.

•
Excluding the earnout adjustment, Chartwell’s non-interest expenses for the three months ended September 30, 2016, increased by $3.1 million, compared to the same period in 2015, primarily due to $1.9 million for three additional months of expenses contributed by the operations of TKG, which was acquired at the end of April 2016. In addition, Chartwell’s compensation expenses were higher by $1.2 million for the three months ended September 30, 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and an increase in stock-based compensation expense.

The following table presents the components of our non-interest expense by operating segment for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$23,145	$16,259	$—	$39,404	$21,464	$13,067	$—	$34,531
Premises and occupancy costs	2,896	687	—	3,583	2,862	577	—	3,439
Professional fees	2,156	473	(146)	2,483	2,406	331	(147)	2,590
FDIC insurance expense	2,023	—	—	2,023	1,474	—	—	1,474
General insurance expense	547	221	—	768	674	153	—	827
State capital shares tax	986	—	—	986	892	—	—	892
Travel and entertainment expense	1,551	589	—	2,140	1,318	555	—	1,873
Data processing expense	874	—	—	874	805	—	—	805
Intangible amortization expense	—	1,291	—	1,291	—	1,169	—	1,169
Change in fair value of acquisition earnout	—	(1,209)	—	(1,209)	—	—	—	—
Other operating expenses (1)	3,671	1,757	206	5,634	3,063	1,248	74	4,385
Total non-interest expense	$37,849	$20,068	$60	$57,977	$34,958	$17,100	$(73)	$51,985

(1)	Other operating expenses includes such items as organizational dues and subscriptions, charitable contributions, telephone, marketing, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Nine Months Ended September 30, 2016 and 2015. Our non-interest expense for the nine months ended September 30, 2016, increased $6.0 million, or 11.5%, as compared to the same period in 2015, of which $2.9 million relates to the increase in expenses of the Bank segment and $3.0 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the nine months ended September 30, 2016, increased by $1.7 million, compared to the same period in 2015, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
FDIC insurance expense for the nine months ended September 30, 2016, increased by $549,000, compared to the same period in 2015, due to the increase in assets and to the change in the FDIC assessment methodology effective for the third quarter of 2016.

•
Travel and entertainment expenses for the nine months ended September 30, 2016, increased by $233,000 compared to the same period in 2015, primarily due to higher officer and relationship manager business development activity.

•
Other operating expenses for the nine months ended September 30, 2016, increased by $608,000, compared to the same period in 2015, primarily due to higher costs related to servicing the volume of our private banking margin loans of $303,000, higher marketing costs of $157,000 and higher provision for unfunded commitments of $116,000.

Investment Management Segment:

•
There was a decrease to the fair value of the TKG acquisition earnout of $1.2 million for the nine months ended September 30, 2016, based on management’s current estimate of the projected annualized run-rate EBITDA of TKG at December 31, 2016.

•
Excluding the earnout adjustment, Chartwell’s non-interest expenses for the nine months ended September 30, 2016, increased by $4.2 million, compared to the same period in 2015, primarily due to $3.2 million of five months of additional expenses contributed by the operations of TKG, which was acquired at the end of April 2016. In addition, Chartwell’s compensation expenses were higher by $716,000 for the three months ended September 30, 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and an increase in stock-based compensation expense.

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

Income Taxes for the Three Months Ended September 30, 2016 and 2015. For the three months ended September 30, 2016, we recognized income tax expense of $2.8 million, or 24.7% of income before tax, as compared to income tax expense of $2.9 million, or 32.5% of income before tax, for the same period in 2015. Our effective tax rate of 24.7% for the three months ended September 30, 2016, decreased as compared to the prior year due to a higher level of investment tax credits recognized in 2016 versus 2015.

Income Taxes for the Nine Months Ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, we recognized income tax expense of $9.5 million, or 31.0% of income before tax, as compared to income tax expense of $8.1 million, or 32.5% of income before tax, for the same period in 2015. Our effective tax rate of 31.0% for the nine months ended September 30, 2016, decreased as compared to the prior year due to a higher level of investment tax credits recognized in 2016 versus 2015.

Financial Condition

Our total assets as of September 30, 2016, were $3.72 billion, which was an increase of $413.3 million, or 16.7% on an annualized basis, from December 31, 2015, driven primarily by growth in our loan portfolio. As of September 30, 2016, our loan portfolio of $3.17 billion, increased $333.4 million, or 15.7% annualized, from December 31, 2015. Total investment securities increased $17.9 million, or 10.6% annualized, to $243.3 million, as of September 30, 2016, from December 31, 2015, primarily as a result of purchases of investment grade corporate bonds and non-agency collateralized loan obligations. Cash and cash equivalents increased $24.1 million, to $120.7 million, as of September 30, 2016, from December 31, 2015. As of September 30, 2016, our total deposits of $3.09 billion increased $397.4 million, or 19.7% annualized, from December 31, 2015, primarily to fund loan growth. Net borrowings decreased $14.8 million, to $239.5 million, as of September 30, 2016, from December 31, 2015. Our shareholders’ equity increased $17.2 million to $343.1 million as of September 30, 2016, from December 31, 2015. This increase was primarily the result of $21.1 million in net income and the impact of $2.7 million in stock-based compensation, partially offset by the cancellation of stock options of $5.2 million and the purchase of $4.3 million in treasury stock.

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. The loan portfolio represents our largest earning asset. As of September 30, 2016, 87.2% of our loans have a floating rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$1,587,019	50.0%	$1,344,864	47.3%
Middle-market banking loans:
Commercial and industrial	565,702	17.8%	634,232	22.4%
Commercial real estate	1,021,932	32.2%	862,188	30.3%
Total middle-market banking loans	1,587,634	50.0%	1,496,420	52.7%
Loans held-for-investment	$3,174,653	100.0%	$2,841,284	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $333.4 million, or 15.7% on an annualized basis, to $3.17 billion as of September 30, 2016, as compared to December 31, 2015. Our growth for the nine months ended September 30, 2016, was comprised of an increase in private banking loans of $242.2 million, or 24.1% annualized, a decrease in commercial and industrial loans of $68.5 million, or 14.4% annualized, and an increase in commercial real estate loans of $159.7 million, or 24.7% annualized.

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel of financial intermediaries, which operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of September 30, 2016, there was $1.44 billion, or 90.5%, of private banking loans that were secured by cash and marketable securities as compared to $1.18 billion, or 87.8%, as of December 31, 2015. Our private banking lines of credit are typically due on demand. The growth in loans secured by cash and marketable securities is expected to continue as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile and are typically zero risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of these margin loans secured by cash and marketable securities, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	September 30, 2016	December 31, 2015
Private banking loans:
Secured by cash and marketable securities	$1,436,967	$1,180,717
Secured by real estate	112,949	134,785
Other	37,103	29,362
Total private banking loans	$1,587,019	$1,344,864

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

As of September 30, 2016, there were $832.3 million of total commercial real estate loans with a floating rate and $189.6 million with a fixed rate, as compared to $650.0 million and $212.2 million, respectively, as of December 31, 2015.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	September 30, 2016
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$1,461,114	$83,198	$42,707	$1,587,019
Commercial and industrial	139,468	361,016	65,218	565,702
Commercial real estate	177,094	507,632	337,206	1,021,932
Loans held-for-investment	$1,777,676	$951,846	$445,131	$3,174,653

Interest rate sensitivity:
Fixed interest rates	$107,754	$174,702	$124,376	$406,832
Floating or adjustable interest rates	1,669,922	777,144	320,755	2,767,821
Loans held-for-investment	$1,777,676	$951,846	$445,131	$3,174,653

Interest Reserve Loans

As of September 30, 2016, loans with interest reserves totaled $145.5 million, which represented 4.6% of loans held-for-investment, as compared to $117.4 million, or 4.1%, as of December 31, 2015. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
General reserves	$12,304	$13,429
Specific reserves	7,907	4,545
Total allowance for loan losses	$20,211	$17,974

Allowance for loan losses to loans	0.64%	0.63%

As of September 30, 2016, we had specific reserves totaling $7.9 million related to four commercial and industrial loans and two unsecured private banking loans, with an aggregated total outstanding balance of $20.7 million. All of these loans were on non-accrual status as of September 30, 2016.

As of December 31, 2015, we had specific reserves totaling $4.5 million related to three commercial and industrial loans and two unsecured private banking loans, with an aggregated total outstanding balance of $12.5 million. All of these loans were on non-accrual status as of December 31, 2015.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Reserve	Percent of Reserve	Percent of Loans	Reserve	Percent of Reserve	Percent of Loans
Commercial and industrial	$13,516	66.9%	17.8%	$11,064	61.6%	22.4%
Commercial real estate	5,108	25.3%	32.2%	5,344	29.7%	30.3%
Private banking	1,587	7.8%	50.0%	1,566	8.7%	47.3%
Total allowance for loan losses	$20,211	100.0%	100.0%	$17,974	100.0%	100.0%

Allowance for Loan Losses as of September 30, 2016 and December 31, 2015. Our allowance for loan losses increased to $20.2 million, or 0.64% of loans, as of September 30, 2016, as compared to $18.0 million, or 0.63% of loans, as of December 31, 2015. Our allowance for loan losses related to commercial and industrial loans increased $2.5 million to $13.5 million as of September 30, 2016, as compared to $11.1 million as of December 31, 2015, which was attributable to a net increase of specific reserves of $3.6 million on non-performing loans partially offset by overall decreases in the commercial and industrial loan balances. Our allowance for loan losses related to commercial real estate loans decreased by $236,000 to $5.1 million as of September 30, 2016, as compared to $5.3 million as of December 31, 2015, primarily due to the overall strong credit quality of this portfolio partially offset by loan growth. Our allowance for loan losses related to private banking loans increased $21,000 to $1.6 million as of September 30, 2016, from December 31, 2015, which was attributable to growth in this portfolio offset by lower specific reserves related to paydowns on non-performing loans.

Net Charge-Offs / Recoveries

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if (1) we have determined there exists sufficient collateral to protect the remaining loan balance and (2) there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including: the status of a bankruptcy proceeding; the value of collateral and probability of successful liquidation; and the status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses and net charge-offs/recoveries for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Beginning balance	$17,215	$21,407	$17,974	$20,273
Charge-offs:
Commercial and industrial	—	(1,486)	(1,542)	(1,486)
Commercial real estate	—	—	—	—
Private banking	—	—	—	—
Total charge-offs	—	(1,486)	(1,542)	(1,486)
Recoveries:
Commercial and industrial	127	770	708	781
Commercial real estate	3,411	—	3,411	—
Private banking	—	—	—	13
Total recoveries	3,538	770	4,119	794
Net recoveries (charge-offs)	3,538	(716)	2,577	(692)
Provision (credit) for loan losses	(542)	(1,341)	(340)	(231)
Ending balance	$20,211	$19,350	$20,211	$19,350

Net loan charge-offs (recoveries) to average total loans, annualized	(0.46)%	0.11%	(0.12)%	0.04%
Provision (credit) for loan losses to average total loans, annualized	(0.07)%	(0.20)%	(0.02)%	(0.01)%

Net Recoveries for the Three Months Ended September 30, 2016. Our net loan recoveries of $3.5 million, or 0.46% of average loans on an annualized basis, for the three months ended September 30, 2016, were related to a recovery of $3.4 million on one commercial real estate loan and $127,000 in recoveries on three commercial and industrial loans.

Net Charge-Offs for the Three Months Ended September 30, 2015. Our net loan charge-offs of $716,000, or 0.11% of average loans on an annualized basis, for the three months ended September 30, 2015, were related to a charge-off of $1.5 million on one commercial and industrial loan, which was previously reserved, and $770,000 in recoveries on two commercial and industrial loans.

Net Recoveries for the Nine Months Ended September 30, 2016. Our net loan recoveries of $2.6 million, or 0.12% of average loans on an annualized basis, for the nine months ended September 30, 2016, were related to a charge-off of $1.5 million on one commercial and industrial loan, of which $1.3 million was previously reserved, a recovery of $3.4 million on one commercial real estate loan and $708,000 in recoveries on six commercial and industrial loans.

Net Charge-Offs for the Nine Months Ended September 30, 2015. Our net loan charge-offs of $692,000, or 0.04% of average loans on an annualized basis, for the nine months ended September 30, 2015, were related to a charge-off of $1.5 million on one commercial and industrial loan, recoveries of $781,000 on four commercial and industrial loans and a recovery of $13,000 on one private banking loan.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of September 30, 2016 and December 31, 2015, and there was no interest income recognized on these loans, while on non-accrual status, for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, non-performing loans were $20.7 million, or 0.65% of total loans, compared to $16.7 million, or 0.59% of total loans, as of December 31, 2015. We had specific reserves of $7.9 million and $4.5 million as of September 30, 2016 and December 31, 2015, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 47.7% and 38.0% of the original loan balance after payments, charge-offs and specific reserves as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, five of the six non-performing loans are paying as agreed.

For additional information on our non-performing loans for September 30, 2016 and December 31, 2015, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $25.0 million, or 0.67% of total assets, as of September 30, 2016, as compared to $18.4 million, or 0.56% of total assets, as of December 31, 2015. The increase in non-performing assets was primarily the result of additions of $11.8 million on two non-performing loan and transfers of collateral to OREO, partially offset by $5.3 million in reductions on non-performing loans and a sale of OREO during the nine months ended September 30, 2016. This increase was considered within the assessment of the determination of the allowance for loan losses. As of September 30, 2016, we had eight OREO properties totaling $4.3 million and three OREO properties totaling $1.7 million as of December 31, 2015.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-performing loans:
Commercial and industrial	$20,169	$11,800
Commercial real estate	—	2,912
Private banking	548	1,948
Total non-performing loans	$20,717	$16,660
Other real estate owned	4,268	1,730
Total non-performing assets	$24,985	$18,390

Non-performing troubled debt restructured loans (1)	$16,209	$12,894
Performing troubled debt restructured loans	$489	$510
Non-performing loans to total loans	0.65%	0.59%
Allowance for loan losses to non-performing loans	97.56%	107.89%
Non-performing assets to total assets	0.67%	0.56%

(1)	Included in total non-performing loans.

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

For additional information on the age analysis of past due loans segregated by class of loan for September 30, 2016 and December 31, 2015, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for September 30, 2016 and December 31, 2015, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

As of September 30, 2016 and December 31, 2015, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of September 30, 2016, was approximately 1.5, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $183.1 million and $168.3 million in investment securities available-for-sale as of September 30, 2016 and December 31, 2015, respectively. The increase of $14.8 million was primarily attributable to the net activity of purchases of $27.4 million, repayments of $9.2 million and sales of $4.7 million of certain securities during the nine months ended September 30, 2016.

On a fair value basis, 67.8% of our available-for-sale investment securities as of September 30, 2016, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2015, floating-rate securities comprised 74.3% of our available-for-sale investment securities.

On a fair value basis, 41.6% of our available-for-sale investment securities as of September 30, 2016, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2015, agency securities comprised 49.2% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $51.0 million and $47.3 million in investment securities held-to-maturity as of September 30, 2016 and December 31, 2015, respectively. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of September 30, 2016 and December 31, 2015.

Trading Investment Securities. We held no investment securities for trading as of September 30, 2016 and December 31, 2015. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	September 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$59,034	$512	$5	$59,541
Trust preferred securities	17,678	—	631	17,047
Non-agency mortgage-backed securities	5,750	9	—	5,759
Non-agency collateralized loan obligations	16,376	2	43	16,335
Agency collateralized mortgage obligations	45,724	49	198	45,575
Agency mortgage-backed securities	25,526	353	21	25,858
Agency debentures	4,749	—	6	4,743
Equity securities	8,567	—	291	8,276
Total investment securities available-for-sale	183,404	925	1,195	183,134
Investment securities held-to-maturity:
Corporate bonds	25,695	631	10	26,316
Municipal bonds	25,282	595	—	25,877
Total investment securities held-to-maturity	50,977	1,226	10	52,193
Total	$234,381	$2,151	$1,205	$235,327

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

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

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of September 30, 2016. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, which would also impact the corresponding yield.

	September 30, 2016
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$22,024	1.52%	$37,517	2.11%	$—	—%	$—	—%	$59,541	1.89%
Trust preferred securities	—	—%	—	—%	—	—%	17,047	2.59%	17,047	2.59%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	5,759	1.58%	5,759	1.58%
Non-agency collateralized loan obligations	—	—%	—	—%	14,986	2.26%	1,349	2.85%	16,335	2.31%
Agency collateralized mortgage obligations	—	—%	1,214	1.04%	—	—%	44,361	0.93%	45,575	0.93%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	25,858	1.94%	25,858	1.94%
Agency debentures	—	—%	—	—%	4,743	2.39%	—	—%	4,743	2.39%
Total debt securities available-for-sale	22,024		38,731		19,729		94,374		174,858
Weighted average yield		1.52%		2.08%		2.29%		1.58%		1.76%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,334	6.38%	20,982	5.35%	—	—%	26,316	5.55%
Municipal bonds	—	—%	10,349	2.27%	14,568	2.86%	960	3.55%	25,877	2.64%
Total debt securities held-to-maturity	—		15,683		35,550		960		52,193
Weighted average yield		—%		3.62%		4.34%		3.55%		4.11%
Total debt securities	$22,024		$54,414		$55,279		$95,334		$227,051
Weighted average yield		1.52%		2.52%		3.60%		1.60%		2.29%

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

As of September 30, 2016, we consider approximately 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal certificates of deposit placed through Promontory’s CDARS® service and demand deposits placed through Promontory’s ICS® service, have been classified for regulatory purposes as brokered deposits.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016		2015
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$190,270	0.49%	$97,493	0.40%
Money market deposit accounts	1,688,250	0.71%	1,418,547	0.43%
Certificates of deposit	863,872	0.89%	884,829	0.74%
Total average interest-bearing deposits	2,742,392	0.75%	2,400,869	0.54%
Noninterest-bearing deposits	161,723	—	148,323	—
Total average deposits	$2,904,115	0.71%	$2,549,192	0.51%

Average Deposits for the Three Months Ended September 30, 2016 and 2015. For the three months ended September 30, 2016, our average total deposits were $2.90 billion, representing an increase of $354.9 million, or 13.9%, from the same period in 2015. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts and money market deposit accounts, partially offset by a decrease in certificates of deposit. Our average cost of interest-bearing deposits of 0.75%, for the three months ended September 30, 2016, increased from 0.54%, for the same period in 2015, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits increased to 61.6% of total average interest-bearing deposits, for the three months ended September 30, 2016, from 59.1% for the same period in 2015. Average certificates of deposit decreased to 31.5% of total average interest-bearing deposits for the three months ended September 30, 2016, compared to 36.9% for the same period in 2015. Average noninterest-bearing deposits increased $13.4 million, or 9.0%, to $161.7 million in the three months ended September 30, 2016, from $148.3 million for the three months ended September 30, 2015, and the average cost of total deposits increased 20 basis points to 0.71% for the three months ended September 30, 2016 from 0.51% for the three months ended September 30, 2015.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016		2015
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$160,310	0.45%	$103,674	0.41%
Money market deposit accounts	1,614,669	0.65%	1,343,867	0.41%
Certificates of deposit	869,879	0.85%	883,679	0.75%
Total average interest-bearing deposits	2,644,858	0.70%	2,331,220	0.54%
Noninterest-bearing deposits	153,763	—	149,224	—
Total average deposits	$2,798,621	0.66%	$2,480,444	0.50%

Average Deposits for the Nine Months Ended September 30, 2016 and 2015. For the nine months ended September 30, 2016, our average total deposits were $2.80 billion, representing an increase of $318.2 million, or 12.8%, from the same period in 2015. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts and money market deposit accounts, partially offset by a decrease in certificates of deposit. Our average cost of interest-bearing deposits of 0.70%, for the nine months ended September 30, 2016, increased from 0.54%, for the same period in 2015, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits increased to 61.0% of total average interest-bearing deposits, for the nine months ended September 30, 2016, from 57.6% for the same period in 2015. Average certificates of deposit decreased to 32.9% of total average interest-bearing deposits for the nine months ended September 30, 2016, compared to 37.9% for the same period in 2015. Average noninterest-bearing deposits increased $4.5 million, or 3.0%, to $153.8 million in the nine months ended September 30, 2016, from $149.2 million for the nine months ended September 30, 2015, and the average cost of deposits increased 16 basis points to 0.66% for the nine months ended September 30, 2016 from 0.50% for the nine months ended September 30, 2015.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of September 30, 2016.

(Dollars in thousands)	September 30, 2016
Months to maturity:
Three months or less	$175,019
Over three to six months	206,256
Over six to 12 months	260,006
Over 12 months	160,027
Total	$801,308

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

The following table presents certain information with respect to our outstanding borrowings, as of September 30, 2016 and December 31, 2015.

	September 30, 2016					December 31, 2015
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Daily FHLB borrowings	$80,000	0.57%	$260,000	$165,036	1-4 days	$170,000	0.51%	$170,000	$62,137	1-9 days
Term FHLB borrowings:
Issued 4/7/2014	—	—%	—	—		—	0.34%	25,000	6,576	12 months
Issued 4/7/2014	—	—%	—	—		—	0.38%	25,000	10,822	14 months
Issued 4/7/2014	—	—%	—	—		—	0.44%	25,000	17,123	17 months
Issued 5/5/2014	—	—%	—	—		—	0.33%	25,000	2,397	9 months
Issued 7/29/2015	—	0.61%	25,000	19,708	12 months	25,000	0.61%	25,000	10,685	12 months
Issued 7/29/2015	25,000	0.72%	25,000	25,000	15 months	25,000	0.72%	25,000	10,685	15 months
Issued 6/29/2016	—	0.66%	100,000	33,212	3 months	—	—%	—	—
Issued 9/29/2016	100,000	0.58%	100,000	730	3 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$240,000	1.35%	$545,000	$278,686		$255,000	1.26%	$355,000	$155,425

In June 2016, the Company entered into a cash flow hedge derivative transaction to establish the interest rate paid on $100.0 million of the FHLB borrowings at an effective rate of 0.83% plus the difference between the 3-month FHLB advance rate and 3-month LIBOR for a period of three years. For additional information on the cash flow hedge, refer to Note 13, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of September 30, 2016, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of September 30, 2016, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable, funding of acquisitions and our share repurchase programs. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. During the nine months ended September 30, 2016, the parent company paid $15.0 million related to the TKG acquisition, $9.5 million related to share repurchase programs and $2.0 million related to interest payments on the subordinated notes. During the nine months ended September 30, 2015, the parent company paid $2.2 million related to interest payments on the subordinated notes, $3.2 million related to share repurchase programs, and $17.2 million related to the earnout consideration for the Chartwell acquisition. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of September 30, 2016. In addition, the holding company established an unsecured line of credit of $25.0 million, effective December 29, 2015, with Texas Capital Bank. As of September 30, 2016, the full amount of this established line was available.

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

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position, including a liquidity gap, which measures potential sources and uses of funds over future periods. Policy guidelines have been established for a variety of liquidity-related performance metrics, such as net loans to deposits, brokered funding composition, cash to total loans and duration of certificates of deposit, among others, all of which are utilized in measuring and managing our liquidity position. The ALCO performs contingency funding and capital stress analyses at least semi-annually to determine our ability to meet potential liquidity and capital needs under various stress scenarios.

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 83.1% and 81.5% as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we had available liquidity of $702.5 million, or 18.9% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and investment securities available-for-sale and not pledged under the FHLB borrowing capacity), totaling $247.0 million, or 6.6% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $455.5 million, or 12.3% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Available cash	$69,271	$63,401
Unpledged investment securities available-for-sale	177,747	161,951
Net borrowing capacity	455,525	299,057
Total liquidity	$702,543	$524,409

For the nine months ended September 30, 2016, we generated $14.0 million of cash from operating activities, compared to $21.8 million for the same period in 2015. This decrease in cash flow was primarily the result of changes in working capital items largely related to timing of payments of accrued expenses.

Investing activities resulted in a net cash outflow of $364.3 million, for the nine months ended September 30, 2016, as compared to a net cash outflow of $282.3 million for the same period in 2015. The outflows for the nine months ended September 30, 2016, were primarily due to net loan growth of $332.0 million, purchases of investment securities totaling $33.7 million and $14.1 million for the TKG acquisition net of acquired cash, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $16.4 million. The outflows for the nine months ended September 30, 2015, included net loan growth of $266.5 million and purchases of investment securities totaling $46.1 million, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $33.8 million.

Financing activities resulted in a net inflow of $374.3 million for the nine months ended September 30, 2016, compared to a net inflow of $255.3 million for the same period in 2015, as a result of the net increase in deposits of $397.4 million and a net decrease in FHLB borrowings of $15.0 million for the nine months ended September 30, 2016, compared to a $263.6 million net increase in deposits and a net increase in FHLB borrowings of $10.0 million for the nine months ended September 30, 2015.

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

Shareholders’ Equity. Shareholders’ equity increased to $343.1 million as of September 30, 2016, compared to $326.0 million as of December 31, 2015. The $17.2 million increase during the nine months ended September 30, 2016, was attributable to net income of $21.1 million, the impact of $2.7 million in stock-based compensation, an increase of $1.5 million in accumulated other comprehensive income (loss) and $1.4 million in exercises of stock options, partially offset by the cancellation of stock options of $5.2 million and the purchase of $4.3 million in treasury stock.

Regulatory Capital. As of September 30, 2016 and December 31, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	September 30, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$318,874	13.05%	$195,464	8.00%	N/A	N/A
Bank	$311,395	12.88%	$193,409	8.00%	$241,761	10.00%
Tier 1 risk-based capital ratio
Company	$286,496	11.73%	$146,598	6.00%	N/A	N/A
Bank	$292,618	12.10%	$145,057	6.00%	$193,409	8.00%
Common equity tier 1 risk-based capital ratio
Company	$286,496	11.73%	$109,948	4.50%	N/A	N/A
Bank	$292,618	12.10%	$108,792	4.50%	$157,145	6.50%
Tier 1 leverage ratio
Company	$286,496	8.09%	$141,663	4.00%	N/A	N/A
Bank	$292,618	8.33%	$140,450	4.00%	$175,562	5.00%

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

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

	September 30, 2016
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$2,075,170	$148,000	$—	$—	$2,223,170
Certificates of deposit	701,343	162,717	—	—	864,060
Borrowings outstanding	205,000	35,000	—	—	240,000
Interest payments on certificates of deposit and borrowings	9,751	7,601	—	—	17,352
Operating leases	2,097	4,736	3,929	1,616	12,378
Acquisition earnout liability	2,478	—	—	—	2,478
Total contractual obligations	$2,995,839	$358,054	$3,929	$1,616	$3,359,438

On October 19, 2016, TriState Capital Holdings, Inc. entered into a definitive agreement to acquire certain assets of Aberdeen Asset Management, Inc., which creates potential future obligations based on the estimated transaction value of between $11.5 million to $13.5 million, payable in 2018.

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

The following table is a summary of the total notional amount of unused loan commitments and standby letters of credit outstanding by contractual maturities outstanding as of the date indicated.

	September 30, 2016
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments (based on availability)	$1,270,908	$147,986	$87,766	$20,663	$1,527,323
Standby letters of credit	44,120	28,953	9,075	107	82,255
Total off-balance sheet arrangements	$1,315,028	$176,939	$96,841	$20,770	$1,609,578

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

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$25,839	35.19%	-20.00%	$14,120	19.25%
+200	$17,148	23.35%	-15.00%	$9,306	12.69%
+100	$8,454	11.51%	-10.00%	$4,454	6.07%
–100	$(591)	(0.80)%	-10.00%	$140	0.19%

Economic value of equity:
+300	$5,728	1.71%	+/-30.00%	$(11,238)	(3.56)%
+200	$3,902	1.16%	+/-20.00%	$(9,625)	(3.05)%
+100	$1,946	0.58%	+/-10.00%	$(3,655)	(1.16)%
–100	$(6,811)	(2.03)%	+/-10.00%	$502	0.16%

Given the relatively low current interest rate environment, it is our strategy to continue to manage an asset sensitive interest rate risk position in our net interest income measure and a near neutral interest rate risk position in our economic value of equity measure. Therefore, rising rates are expected to have a positive effect on net interest income versus net interest income if rates remain unchanged. The results of the EVE calculation indicate a relatively low level of interest rate risk regardless of the direction in which rates move.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	Interest Rate Sensitivity Period
	September 30, 2016
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$115,321	$—	$—	$—	$—	$—	$—	$115,321
Federal funds sold	5,343	—	—	—	—	—	—	5,343
Total investment securities	136,430	4,982	2,918	43,225	15,732	40,408	(352)	243,343
Total loans	2,779,814	36,295	52,188	198,772	75,050	11,422	21,112	3,174,653
Other assets	—	—	—	—	—	—	176,858	176,858
Total assets	$3,036,908	$41,277	$55,106	$241,997	$90,782	$51,830	$197,618	$3,715,518

Liabilities:
Transaction deposits	$1,680,461	$35,268	$136,864	$148,000	$—	$—	$222,577	$2,223,170
Certificates of deposit	202,478	221,609	277,256	162,717	—	—	—	864,060
Borrowings, net	105,000	—	—	135,000	—	—	(540)	239,460
Other liabilities	—	—	—	—	—	—	45,689	45,689
Total liabilities	1,987,939	256,877	414,120	445,717	—	—	267,726	3,372,379

Equity	—	—	—	—	—	—	343,139	343,139
Total liabilities and equity	$1,987,939	$256,877	$414,120	$445,717	$—	$—	$610,865	$3,715,518

Interest rate sensitivity gap	$1,048,969	$(215,600)	$(359,014)	$(203,720)	$90,782	$51,830	$(413,247)
Cumulative interest rate sensitivity gap	$1,048,969	$833,369	$474,355	$270,635	$361,417	$413,247
Cumulative interest rate sensitive assets to rate sensitive liabilities	152.8%	137.1%	117.8%	108.7%	111.6%	113.3%	110.2%
Cumulative gap to total assets	28.2%	22.4%	12.8%	7.3%	9.7%	11.1%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 117.8% as of September 30, 2016, from 111.0% as of December 31, 2015.

Various loans across our portfolio have floating-rate index floors. As of September 30, 2016, there were $26.6 million in loans with a maturity greater than one year and an index floor rate greater than the current index rate. Of this amount, $19.7 million have an index floor rate less than 100 basis points above the current index rate. These loans are allocated to the less than 90 days maturity bucket in our gap analysis since we believe they would behave more like floating-rate loans given a 100 basis point upward shock in interest rates. The remaining $6.9 million have an index floor rate greater than 100 basis points above the current index rate. These loans are allocated to the one to three years maturity bucket in our gap analysis since we believe they would behave more like fixed-rate loans given a 100 basis point upward shock in interest rates.

In June 2016, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $100.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $100.0 million of borrowings from the less than 90 day maturity bucket to one to three years. For additional information on the cash flow hedge, refer to Note 13, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended September 30, 2016, the Company was not a party to any legal proceedings that the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended September 30, 2016:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1, 2016 - July 31, 2016	—	$—	—	$6,021,718
August 1, 2016 - August 31, 2016	57,653	14.61	57,653	1,530,995
September 1, 2016 - September 30, 2016	18,900	15.31	18,900	470,774
Total	76,553	$14.78	76,553	$470,774

*
In January 2016, the Company announced that its Board of Directors had approved a share repurchase program of up to $10 million, authorizing the Company to repurchase up to 1,000,000 shares of its common stock from time to time on the open market or in privately negotiated transactions. The Board subsequently authorized the Company to utilize some of the $10 million allocated to the share repurchase program to cancel options granted by the Company to purchase shares of its common stock that expire in 2017 all of which have an exercise price of $10 per share. In accordance with that authorization, in addition to the shares purchased as described in the above table, the Company and holders of options that expire in 2017 agreed to cancel options as set forth in the table below. The approximate dollar value of shares that may yet be purchased under the share repurchase program in the above table has been reduced by the amount expended in connection with the option cancellations. In October 2016, the Company announced that its Board of Directors had approved an additional share repurchase program of up to $5 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions. In addition, the funds allocated to the program can be used to cancel, in negotiated transactions, outstanding options expiring in 2017. That program is not included in the approximate dollar value of shares that may yet be purchased in the above table.

	Total Number of Shares Subject to Canceled Options	Weighted Average Price Paid per Option Canceled
July 1, 2016 - July 31, 2016	170,000	$4.72
August 1, 2016 - August 31, 2016	745,500	4.89
September 1, 2016 - September 30, 2016	146,000	5.28
Total	1,061,500	$4.92

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: October 31, 2016

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.