Form 10-K
period 2016-12-31
TriState Capital Holdings, Inc.
filed 2017-02-14
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K
_________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of June 30, 2016, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $296,308,000.

As of January 31, 2017, there were 28,638,826 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the Securities and Exchange Commission for the annual shareholders meeting to be held May 16, 2017, are incorporated by reference into Part III.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), which has applied to be registered as a broker/dealer with the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”). Through our bank subsidiary we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York and we also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our banking products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Our broker/dealer subsidiary, once registered, will support the distribution and marketing efforts for Chartwell’s proprietary investment products.

We operate two reportable segments: Bank and Investment Management.

•
The Bank segment provides commercial banking to middle-market businesses and private banking services to high-net-worth individuals through our TriState Capital Bank subsidiary. Total assets of the Bank were $3.85 billion as of December 31, 2016.

•
The Investment Management segment provides advisory and sub-advisory investment management services to primarily institutional plan sponsors through Chartwell and also supports distribution and marketing efforts for Chartwell’s proprietary investment products through CTSC Securities. Assets under management for this segment were $8.06 billion as of December 31, 2016.

◦
On March 5, 2014, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of substantially all of the assets of Chartwell Investment Partners, LP (the “Chartwell acquisition”).

◦	On April 29, 2016, Chartwell completed the acquisition of substantially all of the assets of The Killen Group, Inc. (the "TKG acquisition").

◦
These acquisitions have enhanced our recurring fee revenue, provided new product offerings for our national network of financial intermediaries, and leveraged our financial services distribution capabilities.

For additional financial information by segment, refer to Note 23, Segments, to our consolidated financial statements.

Our Business Strategy

Our success has been built upon the vision and focus of our executive management team to combine the sophisticated products, services and risk management efforts of a large financial institution with the personalized service of a community bank. We believe that a results-based culture, combined with a well-managed middle-market and private banking business, and our targeted investment management business, will continue to grow and generate attractive returns for shareholders. The following are the key components of our business strategies:

Our Sales and Distribution Culture. We focus on efficient and profitable sales and distribution of investment management services and banking products and services to middle-market businesses and private banking clients. Our relationship managers and distribution professionals have significant experience in the banking and financial services industries and are focused on client service. In our banking business, we monitor gross profit contribution, loan and deposit growth, and asset quality by market and by relationship manager. Our compensation program is designed within our banking business to incentivize our regional presidents and relationship managers to prudently grow their loans, deposits and profitability, while maintaining strong asset quality. In our investment management business, our compensation program is designed to incentivize new assets under management while maximizing the retention of existing clients and exceeding benchmark investment performance.

Disciplined Risk Management. We place a strong emphasis on effective risk management as an integral component of our organizational culture. We use our risk management infrastructure to monitor existing operations, support decision-making and improve the success rate of existing products and services as well as new initiatives. A major part of our risk management effort has been our focus on increasing non-interest income, including our expansion into the investment management business through our Chartwell and TKG acquisitions. Also, in our banking business, this has included our focus on growing loans originated through our private banking channel. We believe these loans have lower credit risk because they are typically secured by readily liquid collateral, such as marketable securities and/or are personally guaranteed by high-net-worth borrowers.

Experienced Professionals. Having successful and high quality professionals is critical to continuing to drive prudent growth in our business. In addition to our experienced executive management team and board of directors, we employ highly experienced personnel across our entire organization. Our regional middle-market banking presidents each have at least 30 years of banking experience and our middle-market relationship managers have an average of more than 25 years of banking experience. Chartwell’s mission is successfully executed through the dedication of investment professionals who average over 20 years of industry experience. We believe that our distinct business model, culture, and scalable platform enable us to attract and retain high quality professionals. Additionally, our low overhead costs give us the financial capability to attract and incentivize qualified professionals who desire to work in an entrepreneurial and results-oriented organization.

Efficient and Scalable Operating Model. With respect to our banking business, we believe our branchless banking model gives us a competitive advantage by eliminating the overhead and intense management requirements of a traditional branch network. Moreover, we believe that we have a scalable platform and organizational infrastructure that positions us to grow our revenue more rapidly than our operating expenses. We also believe that our investment management business has an efficient and scalable business model that focuses on institutional direct clients and wholesale distribution channels to reach retail investors.

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

•
Private Banking Channel. We provide loan products and services nationally to executives and high-net-worth individuals most of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. Our private banking products primarily include loans secured by cash, marketable securities and other asset-based loans. Our relationship managers have cultivated referral arrangements with 142 financial intermediaries. Under these arrangements, the financial intermediaries are able to refer their clients to us for responsive and sophisticated banking services. We believe many of our referral relationships also create cross-selling opportunities with respect to our deposit products and our investment management business. Since inception, we have had no charge-offs related to our loans secured by marketable securities.

As shown in the following table, we have continued to achieve loan growth through both of our banking channels although since 2014 we have grown the loans in our private banking channel more than in our middle-market banking channel. As of December 31, 2016, our middle-market banking channel represented 49.0% of our loans held-for-investment.

As of December 31, 2016, loans sourced through our private banking channel represented 51.0% of our loans held-for-investment. In addition, as of December 31, 2016, $1.58 billion of our private banking loans were secured by cash and marketable securities, which represented an increase of $403.7 million, or 34.2%, for the year ended December 31, 2016. We expect continued strong loan and deposit growth in this channel, in part, because we added 23 new loan referral relationships during the year ended December 31, 2016 for a total of 142 referral relationships at the end of 2016. We have also experienced continued growth in the number of customers resulting from our existing referral relationships.

	December 31,		2016 Change from 2015
(Dollars in thousands)	2016	2015	Amount	Percent
Middle-market banking offices:
Western Pennsylvania	$480,271	$445,554	$34,717	7.8%
Eastern Pennsylvania	314,454	329,767	(15,313)	(4.6)%
Ohio	283,473	259,902	23,571	9.1%
New Jersey	343,413	291,795	51,618	17.7%
New York (1)	243,515	169,402	74,113	43.7%
Total middle-market banking loans	1,665,126	1,496,420	168,706	11.3%
Total private banking loans	1,735,928	1,344,864	391,064	29.1%
Loans held-for-investment	$3,401,054	$2,841,284	$559,770	19.7%

(1)	Our New York representative office opened for business in August 2012.

Deposit Funding Strategy. Since inception, we have focused on creating and growing diversified, stable, and low all-in cost deposit channels, both in our primary markets and across the United States, without operating a traditional branch network. As of December 31, 2016, we consider approximately 80.0% of our total deposits to be sourced from direct customer relationships. We believe our sources of deposits continue to provide excellent opportunities for growth both within our primary markets and nationally.

We take a multilayered approach to our deposit growth strategy. We believe our relationship managers are an integral part of this approach and, accordingly, we have competitive incentives for them to increase the deposits associated with their relationships. We have relationship managers who are specifically dedicated to deposit generation and treasury management, and we plan to continue adding such professionals as appropriate to support our growth. Additionally, we believe that our financial performance and our products and services, which are targeted to our markets, enhance our growth of cost-effective deposits. For additional details regarding our deposit products and services, see “Our Products and Services-Deposits.”

Investment Management Strategy. We have executed on our investment management strategy by following our 2014 Chartwell acquisition with the April 29, 2016, closing of the TKG acquisition. We believe that this segment has enhanced our recurring fee revenue, provided new product offerings for our national network of financial intermediaries, and leveraged our financial services distribution capabilities through the financial intermediaries with which our banking business has worked and developed. All of the employees of Chartwell and TKG, including the experienced management team, joined our investment management business upon acquisition closing. In addition, James F. Getz, our Chairman, Chief Executive Officer and President, along with several members of our board of directors, including James J. Dolan, James E. Minnick and Richard B. Seidel, all have significant experience in investing in and operating investment management companies and serve on the Board of Directors of Chartwell. Mr. Getz also serves as Chairman of the Board and Executive Chairman of Chartwell.

Market Reputation. We believe that our strong market reputation has become and will remain a competitive advantage within our primary markets and nationally for our private banking channel and for our investment management business. We believe that we have established a reputation as both a sophisticated lender and a customer-focused financial services institution.

Our Markets

For our middle-market banking business, our primary markets of Pennsylvania, Ohio, New Jersey and New York include the four major metropolitan statistical areas (“MSA”) of Pittsburgh and Philadelphia, Pennsylvania; Cleveland, Ohio and New York, New York (which includes northern New Jersey) in which our headquarters and four representative offices are located. We believe that our primary markets including these MSAs are long-term, attractive markets for the types of products and services that we offer, and we anticipate that these markets will continue to support our projected growth. With respect to our loans and other financial services and products, we selected the locations for our representative offices partially based upon the number of middle-market businesses located in these MSAs and their respective states. As of December 31, 2016, there were nearly 150,000 middle-market businesses in our primary markets with annual sales between $5.0 million and $300.0 million, which represented approximately 18.0% of the national total as of that date, according to OneSource Information Services, Inc. According to SNL Financial, the 2016 aggregate population of the four MSAs in which our headquarters and four representative offices are located was approximately 30 million, which represented approximately 10% of the national population. We believe that the population and business concentrations within our primary markets provide attractive opportunities to grow our business.

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

Through our distribution channels, we pursue and create deposit relationships, including treasury management relationships, with customers located throughout the United States, as well as in our primary markets, including the four MSAs where our offices are located. Because our deposit operations are centralized in our Pittsburgh headquarters all of our deposits are aggregated and accounted for in that MSA. For these distribution and reporting reasons, we do not consider deposit market share in any MSA or any of our primary markets to be relevant data. However, for perspective on the size of the deposit markets in which we have offices, the total aggregate domestic deposits of banks headquartered within the four MSAs were approximately $1.4 trillion as of December 31, 2016, according to SNL Financial.

Our investment management products are primarily distributed in two markets. These markets and their relative percentage of our assets under management as of December 31, 2016, were as follows: institutional and sub-advisory (62%) and broker/dealers and registered investment advisors (38%).

Institutional and Sub-Advisory. Chartwell maintains a dedicated sales and client service staff to focus on the distribution of its products to a wide variety of institutional and sub-advisory clients, including corporate pension and profit-sharing plans, public pension plans, Taft-Hartley plans, foundations, endowments and registered investment companies. As of December 31, 2016, assets under management in the institutional and sub-advisory market included $2.39 billion in equity products and $2.60 billion in fixed-income products.

Broker/Dealer and Independent Registered Investment Advisors. Chartwell maintains sales staff dedicated to calling on national, regional and independent broker/dealers and registered investment advisors. Broker/dealers and registered investment advisors use Chartwell’s products to meet the needs of their customers, who are typically retail and/or high-net-worth investors. As of December 31, 2016, assets under management in the broker/dealer and independent registered investment advisor market included $1.83 billion in equity products and $1.24 billion in fixed-income products.

Our Products and Services

We offer our clients an array of products and services, including loan and deposit products, cash management services, capital market services such as interest rate swaps and investment management products.

•
Our loan products include, among others, loans secured by cash or marketable securities, commercial and industrial loans, commercial real estate loans, personal loans, asset-based loans, acquisition financing, and letters of credit.

•
Our deposit products include, among others, checking accounts, money market deposit accounts, certificates of deposit, and Promontory’s Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS”®) services.

•
Our liquidity and treasury management services include online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services, foreign exchange and controlled disbursement.

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

The following table presents the composition of our loan portfolio as of December 31, 2016.

(Dollars in thousands)	December 31, 2016	Percent of Loans
Private banking loans	$1,735,928	51.0%
Middle-market banking loans:
Commercial and industrial	587,423	17.3%
Commercial real estate	1,077,703	31.7%
Total middle-market banking loans	1,665,126	49.0%
Loans held-for-investment	$3,401,054	100.0%

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

As of December 31, 2016, we had $1.74 billion of private banking loans outstanding, or approximately 51.0% of loans held-for-investment. The table below includes all loans made through our private banking channel by collateral type as of the date indicated.

(Dollars in thousands)	December 31, 2016	Percent of Private Banking Loans	Percent of Loans
Private banking loans:
Secured by cash and marketable securities	$1,584,373	91.3%	46.6%
Secured by real estate	110,476	6.3%	3.2%
Other	41,079	2.4%	1.2%
Total private banking loans	$1,735,928	100.0%	51.0%

Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purpose of production, operating capacity, accounts receivable, inventory or equipment financing, acquisitions and recapitalizations. Cash flow from the borrower’s operations provides the primary source of repayment for these loans. The primary risks associated with commercial and industrial loans include potential declines in the value of collateral securing these loans, the highly-leveraged nature and inconsistent earnings of some commercial borrowers, and the larger average balances of commercial and industrial loans made to individual borrowers. We work throughout the lending process to manage and mitigate such risks within our commercial and industrial loan portfolio.

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

The following table shows the composition of our commercial and industrial loan portfolio by borrower industry as of December 31, 2016.

(Dollars in thousands)	December 31, 2016	Percent of Commercial and Industrial Loans	Percent of Loans
Industry:
Service	$170,391	29.0%	5.0%
Manufacturing	160,643	27.3%	4.7%
Real estate, rental and leasing	76,266	13.0%	2.3%
Information	31,750	5.4%	0.9%
Wholesale Trade	24,211	4.1%	0.7%
Transportation and warehousing	23,568	4.0%	0.7%
Retail Trade	23,365	4.0%	0.7%
Construction	16,745	2.9%	0.5%
Mining	12,029	2.0%	0.4%
All others	48,455	8.3%	1.4%
Total commercial and industrial loans	$587,423	100.0%	17.3%

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

Commercial Real Estate Loans. We concentrate on making commercial real estate loans to experienced borrowers that have an established history of successful projects. The cash flow from income-producing properties or the sale of property from for-sale construction and development loans are generally the primary sources of repayment for these loans. The equity sponsors of our borrowers generally provide a secondary source of repayment from their excess global cash flows and liquidity. The primary risks associated with commercial real estate loans include credit risk arising from the dependency of repayment upon income generated from the property securing the loan, the vulnerability of such income to changes in market conditions, and difficulty in liquidating collateral securing the loans. We work throughout the lending process to manage and mitigate such risks within our commercial real estate loan portfolio.

Our commercial real estate loans are primarily made to borrowers with projects or properties located within our primary markets. Our relationship managers are experienced lenders who are familiar with the trends within their local real estate markets.

The table below shows the composition of our commercial real estate portfolio as of December 31, 2016.

(Dollars in thousands)	December 31, 2016	Percent of Commercial Real Estate Loans	Percent of Loans
Commercial real estate term loans:
Income-producing property loans	$601,266	55.8%	17.7%
Owner-occupied term loans	128,944	12.0%	3.8%
Multifamily/apartment loans	242,318	22.5%	7.1%
Total real estate term loans	972,528	90.3%	28.6%
Residential construction loans	10,685	1.0%	0.3%
Other construction loans	85,663	7.9%	2.5%
Land development loans	8,827	0.8%	0.3%
Total commercial real estate loans	$1,077,703	100.0%	31.7%

•
Real Estate Term Loans. As of December 31, 2016, approximately $972.5 million, or approximately 28.6% of loans held-for-investment, consisted of real estate term loans. Our real estate term loans include credit secured by various types of income-producing properties, owner-occupied term loans and multifamily/apartment loans. In making real estate term loans, we look for income-producing properties that have established cash flows sufficient to service the proposed loan on an amortizing basis. Our real estate term loans generally have maturities of five to seven years and are offered with both fixed and floating interest rates. In addition to providing real estate term loans for investment properties, we also finance owner-occupied commercial properties.

•
Construction Loans. As of December 31, 2016, approximately $96.3 million, or approximately 2.8% of loans held-for-investment, consisted of residential and other construction loans. Our residential construction loans are typically for single-family residential properties. Our other construction loans are typically for projects used in manufacturing, warehousing, office, service, retail and multifamily housing. These loans are usually floating-rate loans. Generally, our construction loans have a term of one to three years, but can include an amortizing term loan period of generally three to five years contingent upon the property meeting established debt service coverage levels. Properties related to our construction loans are frequently pre-leased at a level that will generate sufficient cash flow to service the fully advanced construction loan on an amortizing basis upon the completion of construction.

•
Land Development Loans. As of December 31, 2016, the remaining $8.8 million, or approximately 0.3% of loans held-for-investment, consisted of land development loans. Our land development loans include loans to finance the purchase and development of land for sale. We make these loans on a limited basis. In making land development loans, we typically require a higher level of equity to be invested by the borrower and strong levels of borrower global cash flows to reduce reliance on land sales for repayment of the loan. These loans are typically structured as lines of credit with one to three year maturities and usually have floating interest rates.

Loan Underwriting

Our focus on maintaining strong asset quality is pervasive throughout all aspects of our lending activities, and it is apparent in our loan underwriting function. We are selective in targeting our lending to middle-market businesses, commercial real estate investors and developers and high-net-worth individuals that we believe will meet our credit standards. Our credit standards are determined by our Credit Risk Policy Committee that is made up of senior bank officers, including our Chief Credit Officer, Chief Risk Officer, Bank President, President of Commercial Banking and President of Private Banking.

Our underwriting process is multilayered. Prospective loans are first reviewed by our relationship managers and regional presidents. The prospective commercial and certain private banking loans are then discussed in a pre-screen group composed of the Chief Credit Officer, Senior Credit Officer, President of Commercial Banking, President of Private Banking and all of our regional presidents. Applications for prospective loans that are accepted are fully underwritten by our credit administration group in combination with the relationship manager. Finally, the prospective loans are submitted to our Senior Loan Committee for approval, with the exception of certain loans that are fully secured by cash or marketable securities. Members of the Senior Loan Committee include our Chairman and Chief Executive Officer, Vice Chairman and Chief Financial Officer, Vice Chairman, Chief Credit Officer, Senior Credit Officer, Bank President, President of Commercial Banking, President of Private Banking and our regional presidents. All of our lending personnel, from our relationship managers to the members of our Senior Loan Committee, have significant experience that benefits our underwriting process.

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

Our lending activities are subject to internal exposure limits that restrict concentrations of loans within our portfolio to certain targets and maximums based on a percentage of total loan commitments and as a multiple of total risk-based capital. These exposure limits are approved by our Senior Loan Committee and our board of directors based upon recommendations made by the Credit Risk Policy Committee. Our internal exposure limits are established to avoid unacceptable concentrations in a number of areas, including in our different loan categories and in specific industries. In addition, we have established an informal limit on individual loans that is materially lower than our legal lending limit.

Our loan portfolio includes Shared National Credits (“SNC”). SNCs are participations in loans of $20 million or more that are shared by three or more financial institutions. We are typically part of the originating bank group in connection with these loan participations. We utilize the same underwriting criteria for these loans that we use for loans that we originate directly. These loans are to borrowers typically located within our primary markets and are generally made to companies that are known to us and with whom we have direct contact. They offer advantages in a diversified loan portfolio. These loans have helped us to diversify the risk inherent in our loan portfolio by allowing us to access a broader array of corporations with different credit profiles, repayment sources, geographic footprints and with larger revenue bases than those businesses associated with our direct loans. Still, we are focused more on growing our direct loans than SNC loans.

As of December 31, 2016, we had $344.0 million of SNC loans compared to $401.6 million as of December 31, 2015. Included in these totals were loans to private equity sponsored companies which totaled $42.8 million as of December 31, 2016, a decrease of $15.5 million from $58.3 million as of December 31, 2015. Due to the perceived higher risk nature of these private equity backed SNC loans, we intend to continue to decrease these loans primarily through attrition.

Loan Portfolio Concentrations

Geographic criteria. We focus on developing client relationships with companies that have headquarters and/or significant operations within our primary markets.

The table below shows the composition of our commercial loan portfolios based upon the states where our borrowers are located. Loans to borrowers located in our four primary market states make up 86.0% of our total commercial loans outstanding as of December 31, 2016. When those loans are aggregated with our loans to borrowers located in states that are contiguous to our primary market states, the percentage increases to approximately 91.1% of our commercial loan portfolio.

(Dollars in thousands)	December 31, 2016	Percent of Total Commercial Loans
Geographic region:
Pennsylvania	$513,842	30.8%
Ohio	302,537	18.2%
New Jersey	309,341	18.6%
New York	306,098	18.4%
Contiguous states	85,111	5.1%
Other states	148,197	8.9%
Total commercial loans	$1,665,126	100.0%

Diversified lending approach. We are committed to maintaining a diversified loan portfolio. We also concentrate on making loans to businesses where we have or can obtain the necessary expertise to understand the credit risks commonly associated with the borrower’s industry. We generally avoid lending to businesses that would require a high level of specialized industry knowledge that we do not have. For additional information about the details of each loan portfolio, see “Our Products and Services-Loans.”

Deposits

An important aspect of our business franchise is the ability to gather deposits and establish and grow meaningful relationships related to liquidity and treasury management customers. Deposits provide the primary source of funding for our lending activities. We offer traditional depository products including checking accounts, money market deposit accounts and certificates of deposit in addition to CDARS® and ICS® reciprocal products. We also offer cash management and treasury management services, including online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services and collateral disbursement. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits.

As of December 31, 2016, non-brokered deposits represented approximately 67.8% of our total deposits. Our non-brokered deposit sources primarily include deposits from financial institutions, high-net-worth individuals, family offices, trust companies, wealth management firms, corporations and their executives. We compete for deposits by offering a range of deposit products at competitive rates. We also attract deposits by offering customers a variety of cash management services. We maintain direct customer relationships with many of our depositors whose deposits are considered to be brokered for regulatory purposes, including our CDARS® and ICS® reciprocal depositors. For additional information about our deposit products, liquidity and treasury management services, and our overall funding strategy, see “Our Business Strategy-Deposit Funding Strategy.”

The table below shows the balances of our deposit portfolio by type as of the dates indicated.

	December 31,		2016 Change from 2015
(Dollars in thousands)	2016	2015	Amount	Percent
Non-brokered deposits:
Noninterest-bearing checking accounts	$230,226	$159,859	$70,367	44.0%
Interest-bearing checking accounts	199,641	132,327	67,314	50.9%
Money market deposit accounts	1,356,653	931,779	424,874	45.6%
Certificates of deposit	443,293	412,086	31,207	7.6%
Total non-brokered deposits	2,229,813	1,636,051	593,762	36.3%
Brokered deposits:
Interest-bearing checking accounts	19,343	3,710	15,633	421.4%
Money market deposit accounts	582,054	532,500	49,554	9.3%
Certificates of deposit	455,569	517,583	(62,014)	(12.0)%
Total brokered deposits	1,056,966	1,053,793	3,173	0.3%
Total deposits	$3,286,779	$2,689,844	$596,935	22.2%
Non-brokered deposits to total deposits	67.8%	60.8%

Investment Management Products and Services

Chartwell Investment Partners manages $8.06 billion in a variety of equity and fixed income investment styles, for over 190 institutional, sub-advisory and private client relationships as of December 31, 2016. A description of each investment style is provided below.

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

•
Small Cap Growth: Our Small Cap Growth portfolio invests in a select set of small growth oriented companies. We believe these businesses have demonstrated strong increases in earnings per share. More significantly, we look to invest in companies that have historically continued to broaden, deepen and enhance their fundamental capabilities, competitive positions, product and service offerings and customer bases. Our plan is to invest in these companies for an intermediate time horizon. Our portfolios focus on a narrow set of such investments.

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

•
SMID Cap Growth: For clients in our SMID Cap Growth portfolio we invest in a select set of growth oriented companies with small to mid-market caps. These businesses have demonstrated strong increases in earnings per share. Again, we look to invest in companies that have historically continued to broaden, deepen and enhance their fundamental capabilities, competitive positions, product and service offerings and customer bases. Our plan is to invest in these companies for an intermediate time horizon. Our portfolios focus on a narrow set of such investments.

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

•
Covered Call: Our objective in managing Chartwell’s Covered Call strategy is to provide market-like returns in rising equity markets while earning superior returns in flat or down equity markets. We seek to attain this objective by combining a portfolio of higher dividend paying stocks which have valuations that do not properly reflect our view of their fundamentals and a disciplined call overwriting strategy. We join these two investment disciplines in an effort to create a lower volatility total return solution for clients.

•
Micro Cap Value: Chartwell’s Micro Cap Value strategy offers investors a diversified portfolio of small-cap stocks selected in accordance with the Chartwell’s value style, which we believe emphasizes undervalued, temporarily out-of-favor securities such as turnaround situations, companies selling below their intrinsic worth and stocks that may be overlooked by Wall Street. We believe a diversified portfolio of such securities will, over time, provide superior long term performance while reducing market volatility.

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

•
Core Plus Fixed Income: With flexibility to adjust to each client’s specific guidelines, Chartwell’s Core Plus product invests across both the U.S. Investment Grade and High Yield markets. By strategically expanding our credit-driven, valued-based opportunity set, the Core Plus product allows a client’s portfolio to take advantage of Chartwell’s broad ranging corporate bond expertise and to benefit from the potential for increased income, total return and diversification.

•
High Yield Fixed Income: Chartwell's philosophy of high yield bond management stresses preservation of principal and compounding of the income stream as keys to adding value in the high yield bond market. We focus on the higher quality tiers of the market, which offer an attractive yield premium but a lower incidence of credit erosion relative to the market as a whole.

In evaluating investment candidates our perspective is that of a lender. We prefer low beta companies with proven, predictable business models and multiple sources of repayment. We utilize both objective and subjective screens to identify the universe of acceptable investment candidates. In particular, we focus on large capitalization issues demonstrating attributes of financial transparency, stable-to improving cash flow, internal deleveraging capacity, and ample financial flexibility. Chartwell believes that the consistent application of high credit standards and strict trading disciplines is the most predictable route to outperformance in the high yield bond market.

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

Balanced Investment Styles:

•
Conservative Allocation: The Conservative Allocation strategy is managed utilizing Chartwell’s value-oriented security selection process and includes the Berwyn Income Fund as one of its main products. While the majority of funds managed under this strategy are invested in bonds, it may invest up to 30% of its assets in dividend-paying common stocks. The fund’s balanced, income-oriented approach we believe may afford a greater level of price stability than an all equity portfolio.

The following table shows the composition of our assets under management by investment style as of December 31, 2016.

(Dollars in thousands)	December 31, 2016	Percent of Assets Under Management
Equity investment styles:
Small cap value	$1,533,000	19.0%
Mid cap value	197,000	2.5%
Small cap growth	474,000	5.9%
Mid cap growth	382,000	4.7%
SMID cap growth	81,000	1.0%
U.S. small cap	55,000	0.7%
Dividend value	380,000	4.7%
Covered call	305,000	3.8%
Micro cap value	257,000	3.2%
Fixed income investment styles:
Intermediate/core/short duration fixed income	888,000	11.0%
Core plus fixed income	315,000	3.9%
High yield fixed income	86,000	1.1%
Short duration BB-rated high yield fixed income	1,264,000	15.7%
Balanced investment styles:
Conservative allocation	1,838,000	22.8%
Total assets under management	$8,055,000	100.0%

Competition

We operate in a very competitive industry and face significant competition for customers from bank and non-bank competitors, particularly regional and national institutions, in originating loans, attracting deposits and providing other financial services. We compete for loans and deposits based upon the personal and responsive service offered by our highly experienced relationship managers, access to management and interest rates. As a result of our low operating costs, we believe we are able to compete for customers with the competitive interest rates that we pay on deposits and that we charge on our loans.

Our management believes that our most direct competition for deposits comes from commercial banks, savings and loan associations, credit unions, money market funds and brokerage firms, particularly national and large regional banks, which target the same customers as we do. Competition for deposit products is generally based on pricing because of the ease with which customers can transfer deposits from one institution to another. Our cost of funds fluctuates with market interest rates and our ability to further reduce our cost of funds may be affected by higher rates being offered by other financial institutions. During certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds.

Our competition in making commercial loans comes principally from national, regional and large community banks, insurance companies and full service brokerage firms. Many large national and regional commercial banks have a significant number of branch offices in the areas in which we operate. Competition for our private banking loans is more limited than for commercial loans due largely to our niche offering of margin loans backed by marketable securities which represent 47% of our entire loan portfolio. Aggressive pricing policies and terms of our competitors on middle-market and private banking loans, especially during a period of prolonged low interest rates, may result in a decrease in our loan origination volume and a decrease in our yield on loans. We compete for loans principally through the quality of products and service we provide to middle-market customers and private banking referral relationships, while maintaining competitive interest rates, loan fees and other loan terms.

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

Employees

As of December 31, 2016, we had approximately 224 full-time equivalent employees (156 in our banking business and 68 in our investment management business).

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

Volcker Rule Impact on Certain Investment Markets

On December 10, 2013, five federal regulatory agencies (the SEC, CFTC, Federal Reserve, FDIC and OCC) approved and published the final rules for the implementation of the Volcker Rule. The final rules will require full conformance in July 2017. Furthermore, commercial banks and their affiliates (the “Regulated Entities”) can apply for an additional five-year extension for certain qualifying investments.

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

February 3, 2017, Executive Order

On February 3, 2017, President Trump signed an executive order calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within Federal financial regulatory agencies and “rationalizing” the Federal financial regulatory framework.

Although the order does not specifically identify any existing laws or regulations that the administration considers to be inconsistent with the core principles, areas that the mandated agency report may ultimately identify for reform include the Volcker Rule; any “fiduciary” standard applicable to investment advisers and broker-dealers; and the powers, structure and funding arrangements of the Financial Stability Oversight Council, the Office of Financial Research, the prudential bank regulators, the SEC, CFTC, and Consumer Financial Protection Bureau (“CFPB”). While some changes can be implemented by the regulatory agencies themselves, implementing much of the anticipated agenda of changes would require legislation from Congress.

In conjunction with the executive order, President Trump also issued a memorandum to the Department of Labor (“DOL”) on the fiduciary rule, delaying the rule’s effectiveness and requiring further analysis. DOL must postpone the application of the rule for 180 days beyond its originally scheduled effective date of April 10, 2017, and must prepare an economic and legal analysis of the likely impact of the rule. If this analysis concludes that the rule will harm investors, disrupt the retirement services industry, increase litigation (and therefore the price of retirement services), be undermined as the result of certain exemptions, or violate any statute (including the Administrative Procedure Act) or that the rule is inconsistent with Administration policy, then DOL must propose rescission of or revisions to the rule.

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

With the phase-in of the Basel III requirements beginning January 1, 2015, the FDIC and Federal Reserve regulations currently require banks and bank holding companies generally to maintain four minimum capital standards to be “adequately capitalized”: (1) a tier 1 capital to total average assets ratio (“tier 1 leverage capital ratio”) of at least 4%; (2) a common equity tier 1 capital to risk-weighted assets ratio (“CET 1 risk-based capital ratio”) of at least 4.5%; (3) a tier 1 capital to risk-weighted assets ratio (“tier 1 risk-based capital ratio”) of at least 6%; and (4) a total risk-based capital (tier 1 plus tier 2) to risk-weighted assets ratio (“total risk-based capital ratio”) of at least 8%. In addition, the prompt corrective action standards discussed below, in effect, increase the minimum regulatory capital ratios for banking organizations. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our primary markets. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Basel III has replaced the prior regulatory capital rules for all banks, savings associations and U.S. bank holding companies with greater than $500.0 million in total assets, and all savings and loan holding companies.

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

“Critically undercapitalized”
Tangible equity to total assets less than 2%

In addition, the final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of common equity tier 1 capital in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and is to be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The effect of the capital conservation buffer when fully implemented will result in the following minimum capital ratios to qualify as adequately capitalized, for banking organizations seeking to avoid the limitations on capital distributions and discretionary bonus payments to executive officers:

•	4.0% tier 1 leverage ratio;

•	minimum CET 1 risk-based capital ratio of 7.0%;

•	minimum tier 1 risk-based capital ratio of 8.5%; and

•	minimum total risk-based capital ratio to 10.5%.

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2016, TriState Capital Bank met the requirements to be categorized as “well capitalized” based on the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

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

•
applying a 250% risk weight (beginning January 1, 2018) to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET 1 capital (previously set at 100%); and

•
the option to use a formula-based approach referred to as the simplified supervisory formula approach to determine the risk weight of various securitization tranches in addition to the previous “gross-up” method (replacing the credit ratings approach for certain securitization).

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

FDIC Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the deposit insurance assessment for institutions with less than $10 billion in assets is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank. Institutions assigned to higher risk categories (that is, institutions that pose a higher risk of loss to the Deposit Insurance Fund) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on a combination of its financial ratios and supervisory ratings, reflecting, among other things, its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. Deposit insurance assessments fund the Deposit Insurance Fund. The FDIC has in recent years raised assessment rates to increase funding for the Deposit Insurance Fund.

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

In the third quarter of 2016, the FDIC published the final rule to modify the FDIC deposit insurance premium assessment methodology for banks under $10 billion. This methodology change resulted in a higher assessment for the Bank. Any revised deposit insurance premium assessment methodology resulting from this proposal may result in material increases to our FDIC deposit insurance premiums. Continued action by the FDIC to replenish and increase the Deposit Insurance Fund, as well as the changes contained in the Dodd-Frank Act, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations, financial condition or future prospects.

Branching and Interstate Banking

Under Pennsylvania law, TriState Capital Bank is permitted to establish additional branch offices within Pennsylvania, subject to the approval of the Pennsylvania Department of Banking and Securities. The Bank is also permitted to establish additional offices outside of Pennsylvania, subject to prior regulatory approval.

TriState Capital Bank operates four representative offices, with one each located in the states of Pennsylvania, Ohio, New Jersey and New York. Because our representative offices are not branches for purposes of applicable state law and FDIC regulations, there are restrictions on the types of activities we may conduct through our representative offices. Relationship managers in our representative offices may solicit loan and deposit products and services in their markets and act as liaisons to our headquarters in Pittsburgh, Pennsylvania. However, consistent with our centralized operations and regulatory requirements, we do not disburse or transmit funds, accept loan repayments or accept or contract for deposits or deposit-type liabilities through our representative offices.

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

CRA regulations provide that a financial institution may elect to have its CRA performance evaluated under the strategic plan option. The strategic plan enables the institution to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity and constraints. Our first strategic plan was approved in 2013. In 2015, the FDIC approved our updated CRA strategic plan for the years 2015 through 2017. We are preparing for the submission of our updated strategic plan to cover the years 2018 through 2020. While we believe we will succeed in obtaining approval for our updated strategic plan, we cannot guarantee that we will obtain such an approval. TriState Capital Bank received an “outstanding” CRA rating in its last CRA examination in 2015.

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

In addition, the Dodd-Frank Act created a new independent Consumer Finance Protection Bureau that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Consumer Financial Protection Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as TriState Capital Bank, will continue to be examined for consumer compliance by their primary federal bank regulator. Nevertheless, positions established by the Consumer Financial Protection Bureau may become applicable to us.

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

Available Information

All of our reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K for the fiscal year ended December 31, 2016, our Registration Statement on Form S-1, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.tristatecapitalbank.com under “About Us”, “Investor Relations”, “SEC Documents”. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. There are risks, many beyond our control, that could cause our financial condition or results of operations to differ materially from management’s expectations. Some of the risks that may affect us are described below. If any of the following risks, by itself or together with one or more other factors, actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. These risks are not the only risks that we may face. Our business, financial condition, results of operations and growth prospects could also be affected by additional risks that apply to all companies operating in the United States, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and growth prospects. Further, to the extent that any of the information contained herein constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 51.

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

We maintain an allowance for loan losses that represents management’s judgment of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of historical default and loss experience in our portfolio, general economic conditions, diversification and seasoning of the loan portfolio, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A material portion of our loan portfolio is comprised of commercial loans secured by equipment or other business assets, the deterioration in value of which could increase our exposure to future probable losses.

Historically, a material portion of our loans held-for-investment have been comprised of commercial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Historically, losses in our commercial and industrial credits have been higher than losses in other segments of our loan portfolio. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a materially adverse effect on our business, financial condition, results of operations and future prospects. As of December 31, 2016, we had outstanding commercial and industrial loans of $587.4 million, or 17.3% of our loans held-for-investment.

Because many of our customers are commercial enterprises, they may be adversely affected by any decline in general economic conditions in the United States which, in turn, could have a negative impact on our business.

Many of our customers are commercial enterprises whose business and financial condition are sensitive to changes in the general economy of the United States. Our businesses and operations are, in turn, sensitive to these same general economic conditions. If the U.S. experiences a deterioration of economic conditions, or other significant volatility in economic conditions, our growth and profitability could be constrained. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency and the withdrawal of the United Kingdom from the European Union, could affect the stability of global financial markets, which could negatively affect U.S. economic conditions. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, lack of liquidity and depressed prices in the secondary market for loans, increased delinquencies on loans, real estate price declines, and lower commercial activity. All of these factors are detrimental to the business and/or financial position of our customers as well as the value of the collateral supporting our loans and could adversely impact demand for our credit products as well as our credit quality. Our business is also sensitive to monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and difficult to predict. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our non-owner-occupied commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2016, we had outstanding loans secured by non-owner-occupied commercial properties of $948.8 million, or 27.9%, of our loans held-for-investment. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans are typically more difficult to liquidate. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio could require us to increase our provision for loan losses, which would reduce our profitability and have a material adverse effect on our business, financial condition, results of operations and future prospects.

We make loans to businesses backed by private equity firms, including those through participation interests. These loan relationships may have repayment and other characteristics that are different than those of traditional business loans, which could have an adverse effect on our asset quality and profitability.

As of December 31, 2016, we had $70.0 million in loans to private equity backed businesses, which represented 2.1% of our loans held-for-investment compared to $131.7 million, or 4.6%, as of December 31, 2015. These loan relationships may have repayment characteristics that are different than those of our traditional, owner-operated businesses. These loans often are for purposes of financing private equity groups’ acquisitions of companies that become our borrowers. Acquisition-related loans are generally secured by all business assets, but often have a weaker secondary source of repayment resulting in greater reliance upon the cash flow generated by the borrower for repayment, which may be unpredictable. Because private equity groups acquire businesses primarily for financial interests, they may behave differently than our other commercial borrowers. Of these loans to private equity backed businesses as of December 31, 2016, $42.8 million, or 1.3% of our loans held-for-investment, were SNC loans in which we were not the lead bank compared to $58.3 million, or 2.1%, as of December 31, 2015. In certain circumstances, our lending through participation loans in which we are not the agent bank to private equity backed businesses can present additional risks because the agent bank or bank group may make different decisions or otherwise may not be able to respond as a group as quickly or as definitively as we might on our own in the event that a private equity backed borrower becomes financially or operationally challenged. The different characteristics of this segment of our loan portfolio could negatively impact our profitability or asset quality, which in turn, could have a material adverse effect on our business, financial condition, results of operation and future prospects. We have over the past several years substantially decreased, the balance of these loans and the percentage of our total loans they represent. We intend to continue reducing the portion of our loan portfolio consisting of private equity backed SNC loans in large part by further diversifying through growth in loans from our private banking channel and direct and/or non-private equity backed commercial loans. However, there can be no guaranty we will be successful in our efforts to further diversify the portfolio.

Our private banking business could be negatively impacted by a prolonged downturn in the securities markets.

Marketable-securities-backed private banking loans represent a material portion of our business and are the fastest growing part of our loan portfolio. We expect to continue to increase the percentage of our loan portfolio represented by marketable-securities-backed private banking loans in the future. We believe our risk management practices are designed to appropriately mitigate the risk of fluctuations in the market value of securities that collateralize these loans. We also believe that our success in expanding our financial intermediary referral network will enable growth in this line of business in various securities market environments. Nevertheless, a sharp or prolonged decline in the value of the collateral that secures these loans could materially adversely affect the growth prospects or loan performance in this segment of our loan portfolio and, as a result, could materially adversely affect our business. As of December 31, 2016, we had outstanding marketable-securities-backed private banking loans of $1.58 billion, or 46.6% of our loans held-for-investment.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

Historically, a material portion of our loans have been comprised of loans with real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. The U.S. recession from 2007 to 2009 adversely affected real estate market values across the country, including in our primary market areas. A general decline in real estate values, particularly in our primary market areas, could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amount we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A material portion of our loan portfolio is comprised of participation transaction interests, which could have an adverse effect on our ability to monitor and/or manage the lending relationships and lead to an increased risk of loss.

We achieved a significant portion of our loan growth and diversity in our loan portfolio in our initial years of operation by participating in loans originated by other institutions (including shared national credits) in which other lenders serve as the agent bank. This SNC structure may reduce our control over the monitoring and management of these relationships, particularly participations with large bank groups, which could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. As a result, we have reduced this component of our loan portfolio and we intend to continue to further diversify our portfolio through growth in loans from our private banking channel and direct commercial loans. However, there can be no guaranty we will be successful in our efforts to further diversify the portfolio. As of December 31, 2016, $344.0 million, or 10.1% of our loans held-for-investment, consisted of SNC loans in which we were not the lead bank.

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

Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits and, in the future, those depositors may not renew their deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or may have to replace them with other deposits or with funds from other sources. Additionally, if TriState Capital Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or roll over brokered deposits without a waiver from the FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin and our results of operations or financial condition.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. An inability to raise funds through deposits, borrowings and other sources could have a substantial negative effect on our liquidity. Our preferred source of funds for our banking business consists of customer deposits; however, we rely on other sources such as brokered deposits and Federal Home Loan Bank (“FHLB”) advances. In addition to our competition with other banks for deposits, such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return trade off. If customers move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels.

We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities and other sources of liquidity, respectively, to ensure that we have adequate liquidity to fund our banking operations. Any decline in available funding could adversely impact our ability to fund new loan balances, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse effect on our liquidity, financial condition, results of operations and future prospects.

We are subject to interest rate risk that could negatively impact the profitability of our banking business.

Our profitability, like that of most financial institutions, depends to a significant extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. One of the ways in which we attempt to manage interest rate risk is by maintaining a largely asset sensitive balance sheet combined with longer-term deposits, but conditions could prevent us from successfully implementing this strategy in the future.

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

Our loans are predominantly variable rate loans, with the majority being based on the London Interbank Offered Rate (“LIBOR”). While there is a low probability that interest rates will decline materially from current levels, a continuation of the current levels of historically low interest rates could cause the spread between our loan yields and our deposit rates paid to compress our net interest margin and our net income could be adversely affected. Further, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate increases to our allowance for loan losses, each of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Prolonged lower interest rates may adversely affect our net income.

Prolonged lower interest rates may have an adverse impact on the composition of our earning assets, our net interest margin, our net interest income and our net income. Among other things, in addition to the Interest Rate Risk listed above, a period of prolonged lower rates may cause prepayments to increase as our banking clients seek to refinance loans they currently have with us, as well as cause new originations to reflect the lower interest rate environment. Such prepayment, refinancing and new origination activity can result in a decrease in the weighted average yield of our earning assets. As a result, our business, results of operations or financial condition may be adversely affected, perhaps materially.

Changes in the method of determining the LIBOR or other reference rates may adversely impact the value of loans and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.

In recent years, concerns have been raised about the accuracy of the calculation of LIBOR. Aspects of the method for determining how LIBOR is formulated and its use in the market have changed and may continue to change. Recent changes to LIBOR administration have included the introduction of statutory regulation of LIBOR by U.K. regulatory authorities; reducing the currencies for which LIBOR is calculated to five; reducing the tenors for which LIBOR is calculated to seven; delaying the publication of individual banks’ LIBOR submissions for three months from submission; and requiring banks to provide LIBOR submissions based on an effective methodology on the basis of relevant criteria and information, including observable market transactions where possible. Each such change and any future changes could impact the availability and volatility of LIBOR. Similar changes have occurred or may occur with respect to other reference rates. It is not currently possible to determine whether, or to what extent, any such changes would impact the value of any loans, derivatives and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.

Our commercial banking business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in Pennsylvania, New Jersey, New York, and Ohio. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of any of those states or the regions of which they are a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Among other things, shale gas exploration and production is a significant force in driving the economies of Western Pennsylvania and Northeastern Ohio, two of our significant commercial banking markets, and low energy prices have adversely impacted and may continue to adversely impact shale gas exploration and production, negatively impacting those economies. Although we do not make loans to companies directly engaged in oil and gas exploration and production, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance. A material portion of our earnings is derived from Chartwell, our investment management business. The investment management business is intensely competitive. In the markets where we compete, there are over 1,000 firms which we consider to be primary competitors. In addition to competition from other institutional investment management firms, Chartwell, along with the active-management industry in general, compete with passive index funds, ETFs and investment alternatives such as hedge funds. Our ability to successfully attract and retain investment management clients will depend on, among other things, our ability to compete with our competitors’ investment products, level of investment performance, fees, client services, marketing and distribution capabilities. Our ability to retain investment management clients may be impaired by the fact that investment management contracts are typically terminable in nature. Most of our clients may withdraw funds from under our management at their discretion at any time for any reason, including the performance of the investment advice, a change in the client’s investment strategy or other factors. If we cannot effectively compete to attract and retain customers, our business, results of operations or financial condition may be adversely affected.

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

Our investment management business may be negatively impacted by our investment performance.

Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of managed assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to the investment management business. It also could adversely impact any performance-based fees for which we are eligible in that business. Poor performance could, therefore, have a material adverse effect on our business, results of operations or business prospects. A significant and prolonged decline in the assets under management of our investment management business could have a material adverse effect on our future revenues and, to a lesser extent, net income due to related reductions to distribution expenses associated with these funds.

The failure or negative performance of products offered by other investment management companies may adversely impact our investment management business irrespective of that business’ performance.

Many competitors offer similar products to those offered by Chartwell and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar Chartwell products, irrespective of the performance of such products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which may cause the assets under management, revenue and earnings of our investment management business to decline.

We face significant competitive pressures that could impair our growth, decrease our profitability or reduce our market share.

We operate in the highly competitive financial services industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits, providing financial management products and services, and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints than we do. Because of their scale, many of these competitors can be more aggressive than we can on loan, deposit and financial services pricing. In addition, many of our non-bank and non-institutional financial management competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources and investment management products and services. Additionally, technology has lowered barriers to entry.

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

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans or fees we charge on banking or investment management products and services, which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Any future decrease in our credit ratings by one or more rating agencies could impact our access to the capital markets or short-term funding or increase our financing costs, and thereby adversely affect our financial condition and liquidity. Our clients and counterparties may also be sensitive to the risks posed by a ratings downgrade and may terminate their relationships with us, may be less likely to engage in transactions with us, or may only engage in transactions with us at a substantially higher cost. We cannot predict whether client relationships or opportunities for future relationships could be adversely affected by clients who choose to do business with a higher-

rated institution. The inability to retain clients or to effectively compete for new business may have a material and adverse effect on our business, results of operations or financial condition.

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

We use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk, including exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts principally related to certain of our fixed-rate loan assets or certain of our variable-rate borrowings. We also have derivatives that result from a service we provide to certain qualifying customers approved through our credit process, and therefore, are not used to manage interest rate risk in our assets or liabilities. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition, results of operations and future prospects.

We may be adversely affected by a decrease in the soundness of other financial institutions.

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

Third parties provide key components of our business infrastructure such as loan and account servicing, data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business or financial damages from customer businesses, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We utilize the information systems of third parties to monitor the value of and control marketable securities that collateralize our loans, and a failure of those systems or third parties could adversely affect our ability to assess and manage the risk in our loan portfolio.

A significant portion of our loan portfolio is secured by marketable securities that are held by third-party custodians or other financial services or wealth management firms. We utilize the systems of these third parties to provide information to us so that we can quickly and accurately monitor changes in the value of the securities that serve as collateral. We also rely on these parties to provide control over marketable securities for purposes of perfecting our security interests and retaining the collateral in the applicable accounts. While we have been careful in selecting the third-parties with which we do business, we do not control their actions, their systems or the information that they provide to us. Any problems caused by these third parties, including as a result of their failure to provide services or information to us for any reason, or their performing services poorly or providing us with incorrect information, could adversely affect our ability to deliver products and services to our customers or could adversely affect our ability to manage, appropriately assess and react to risk in our loan portfolio, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We could be subject to losses, regulatory action or reputational harm due to fraudulent and negligent acts on the part of loan applicants, our borrowers, our clients, our employees and vendors.

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

Although we plan to continue to grow our business organically, we may seek opportunities to invest in or acquire investment management businesses or other businesses that we believe would complement our existing business model. Any potential future investment or acquisition activities could be material to our business and involve a number of risks, including the following:

•
incurring time and expense associated with identifying and evaluating potential investments or acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	the limited experience of our management team in working together on certain acquisitions and related integration activities that could be undertaken;

•	the time, expense and difficulty of integrating the operations and personnel and standards, procedures and policies of the combined businesses;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business; and

•	a loss of key employees or key customers following an investment or acquisition.

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

From time to time, we may develop, grow and/or acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future may become more risky due to changes in economic, competitive and market conditions beyond our control.

The value of our goodwill and other intangible assets may decline in the future.

In connection with our acquisitions we have generally recognized intangible assets including customer relationship intangible assets and goodwill in our consolidated statement of financial condition. We may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodic reviews of the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of an asset to become impaired. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which would adversely affect our results of operations for the period.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations, statutory and regulatory privacy, and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, criminals or terrorists intent on committing cyber-crime and who are constantly developing new threats that despite our best efforts could result in a data breach. We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes, identity theft or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security or the security of our third party vendors that results in unauthorized access to our data, including personal and financial information of our customers, could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage. In addition, our investment management business could be harmed by cyber incidents affecting issuers in which its customers’ assets are invested. Any such breaches of security or cyber incidents could have a material adverse effect on our business, results of operations, financial condition and future prospects.

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

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This system is intended primarily for the protection of the FDIC’s Deposit Insurance Fund and bank depositors, rather than our shareholders and creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors and, with respect to banks, terminate our charter, terminate our deposit insurance or place the Bank into conservatorship or receivership. In general, these enforcement actions may be initiated for violations of laws and regulations or unsafe or unsound practices.

In addition, to the safety and soundness focus, though, there are significant banking regulations relating to other aspects of our business, including borrower protection and community development. With respect to our community development obligations under the CRA, we have established an approved CRA strategic plan for the years 2015 through 2017. We are preparing to submit to the FDIC for approval the application for our updated strategic plan to cover the years 2018 through 2020. While we believe we will succeed in obtaining approval for our updated strategic plan, we cannot guaranty that we will obtain such an approval, in which case we would be subject to the CRA for traditional large banks, which could have material adverse effects on our business, financial of operation, financial condition and future prospects. For additional information, see “Supervision and Regulation-Community Reinvestment Act.”

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

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  While a significant number of regulations have already been promulgated to implement the Dodd-Frank Act, many of the details and much of the impact of the Dodd-Frank Act may not be known for lengthy periods, which could have a material adverse effect on the financial services industry, generally and our company in particular. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with TriState Capital Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. In addition, the Dodd-Frank Act established the CFPB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries.

It is not clear whether the executive order issued on February 3, 2017, by President Trump calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, or the memorandum issued by President Trump to the DOL regarding the fiduciary rule, will result in material changes to the current laws and rules, or those that are in process, applicable to financial institutions and financial services or products like ours. It also is not clear what the impact from any such changes would be on our business or the markets and industries in which we compete. There is no guaranty that any changes from this review would be positive for us, and any such changes could have a material adverse impact on our business and our prospects.

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

The deposits of TriState Capital Bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk category, which is based on a combination of its financial ratios and supervisory ratings, which, among other things, generally demonstrates its regulatory capital levels and level of supervisory concern. High levels of bank failures since 2007 and increases in the statutory deposit insurance limits have increased costs to the FDIC in resolving bank failures and have put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. In the third quarter of 2016, the FDIC published the final rule to modify the FDIC deposit insurance premium assessment methodology for banks under $10 billion, which resulted in a higher assessment for the Bank. Any revised deposit insurance premium assessment methodology resulting from this new rule may result in material increases to our FDIC deposit insurance premiums. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures.

Regulatory capital rules.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. Basel III, which began phasing in on January 1, 2015, has replaced the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments, and established a new standardized approach for risk weightings. Basel III will be fully phased-in by 2019. The overall net impact of applying Basel III regulatory rules to the Company and TriState Capital Bank was beneficial and resulted in an increase to the risk-based capital ratios effective January 1, 2015, which primarily resulted from reduced risk-weighted capital treatment for certain of the Bank’s private banking non-purpose margin loans, which are collateralized by liquid and marketable securities that are monitored daily.

We expect that the Company and the Bank will meet all minimum capital requirements and that the Company and the Bank would also meet all capital requirements as if fully phased in without material adverse effects on our business. However, if the capital rules continue to evolve over time or if our application of the capital rules is challenged or reversed, our business, operating performance or financial prospects may be materially adversely affected.

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

Our directors, as well as their related parties, and executive officers beneficially own a material portion of our outstanding common stock (~24%). Consequently, our directors and executive officers, acting together, may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters. The interests of these insiders could conflict with the interest of our shareholders, including you.

The rights of holders of our common stock will be subordinate to the rights of holders of any debt securities that we may issue and may be subordinate to the rights of holders of any class of preferred stock that we may issue in the future.

Our board of directors has the authority to issue debt securities or an aggregate of up to 150,000 shares of preferred stock on the terms it determines without shareholder approval. We also have issued subordinated debt which as of December 31, 2016, had an outstanding balance of $35.0 million. Any debt or shares of preferred stock that we may issue in the future could be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

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

We may take advantage of these provisions for up to five years from our initial public offering, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive to the extent that we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act and the related rules and regulations of the SEC as well as Nasdaq Stock Market Rules. In particular, we are required to file with the SEC annual, quarterly and current reports with respect to our business and financial condition. Compliance with these requirements places significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and requires us to incur significant legal and accounting compliance costs as well as compensation expense for additional accounting, finance, legal and internal audit staff to comply with these reporting requirements. Our compliance efforts and these expenses are anticipated to increase in the future, particularly as we prepare for the time when we cease to be an emerging growth company under the JOBS Act, which will occur no later than as of the end of 2018 and could occur as of the end of 2017. These efforts may divert management’s attention from other business concerns, which could have an adverse effect on our business, financial condition, results of operations and future prospects.

We have not paid dividends and are subject to regulatory restrictions on our ability to pay dividends in the foreseeable future.

We have not paid any dividends on our common stock since inception. Instead, we have utilized our earnings for working capital to support our operations and to finance the growth and development of our business. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Finally, because TriState Capital Bank is our most significant asset, our ability to pay dividends to our shareholders depends in large part on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. Even if we decide to pay dividends in the future (and we have not made such a decision), we would also have to comply with these regulatory restrictions.

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

Certain provisions of our amended and restated articles of incorporation, our bylaws, as amended, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	empower our board of directors, without shareholder approval, to issue our preferred stock, the terms of which, including voting power, are set by our board of directors;

•	divide our board of directors into four classes serving staggered four-year terms;

•	eliminate cumulative voting in elections of directors;

•	require the request of holders of at least 10% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

•	require at least 60 days’ advance notice of nominations by shareholders for the election of directors and the presentation of shareholder proposals at meetings of shareholders; and

•	require prior regulatory application and approval of any transaction involving control of our organization.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office consists of leased office space located at One Oxford Centre, Suite 2700, 301 Grant Street, Pittsburgh, Pennsylvania. We also lease office space for each of our four representative bank offices in the metropolitan areas of Philadelphia, Pennsylvania; Cleveland, Ohio; Edison, New Jersey; and New York, New York and we lease office space for Chartwell Investment Partners, LLC in Berwyn, Pennsylvania. The leases for our facilities have terms expiring at dates ranging from 2017 to 2024, although certain of the leases contain options to extend beyond these dates. We believe that our current facilities are adequate for our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the year ended December 31, 2016, the Company was not a party to any legal proceedings that the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TSC”. On January 31, 2017, there were approximately 136 holders of record of our common stock, listed with our registered agent.

No cash dividends have ever been paid by us on our common stock. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank and Chartwell subsidiaries. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the quarters of 2016 and 2015.

	Market Price Range
	High	Low
2016
Fourth Quarter	$22.60	$15.46
Third Quarter	$16.28	$13.02
Second Quarter	$14.00	$11.65
First Quarter	$13.85	$10.77

2015
Fourth Quarter	$14.44	$11.53
Third Quarter	$13.73	$11.35
Second Quarter	$13.60	$10.26
First Quarter	$10.87	$9.01

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return for the Company’s common stock beginning on May 9, 2013, the date of the Company’s initial public offering, through December 31, 2016, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on May 9, 2013. The performance graph represents past performance and should not be considered to be an indication of future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended December 31, 2016:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2016 - October 31, 2016	—	$—	—	$5,470,774
November 1, 2016 - November 30, 2016	15,454	19.53	15,454	4,483,039
December 1, 2016 - December 31, 2016	25,000	20.56	25,000	3,675,099
Total	40,454	$20.17	40,454	$3,675,099

*
In January 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $10 million of its common stock from time to time on the open market or in privately negotiated transactions. In October 2016, the Company announced that its Board of Directors had approved an additional share repurchase program of up to $5 million. The Board subsequently authorized the Company to utilize some of the $15 million allocated to these share repurchase programs to cancel options granted by the Company to purchase shares of its common stock that expire in 2017 all of which have an exercise price of $10 per share. In accordance with that authorization, in addition to the shares purchased as described in the above table, the Company and holders of options that expire in 2017 agreed to cancel options as set forth in the table below. The approximate dollar value of shares that may yet be purchased under the share repurchase program in the above table has been reduced by the amount expended in connection with the option cancellations.

In January 2017, the Company announced that its Board of Directors had approved an additional share repurchase program of up to $5 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions. That program is not included in the approximate dollar value of shares that may yet be purchased in the above table.

	Total Number of Shares Subject to Canceled Options	Weighted Average Price Paid per Option Canceled
October 1, 2016 - October 31, 2016	—	$—
November 1, 2016 - November 30, 2016	86,000	7.97
December 1, 2016 - December 31, 2016	27,000	10.89
Total	113,000	$8.67

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2016, 2015 and 2014, and the selected balance sheet data as of December 31, 2016 and 2015, from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2013 and 2012, and the selected balance sheet data as of December 31, 2014, 2013 and 2012, from our audited consolidated financial statements not included in this Form 10-K. The performance, asset quality and capital ratios are unaudited and derived from the audited financial statements as of and for the years presented. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Period-end balance sheet data:
Cash and cash equivalents	$103,994	$96,676	$105,710	$146,558	$200,080
Total investment securities	238,473	225,411	211,893	230,180	193,613
Loans held-for-investment	3,401,054	2,841,284	2,400,052	1,860,775	1,641,628
Allowance for loan losses	(18,762)	(17,974)	(20,273)	(18,996)	(17,874)
Loans held-for-investment, net	3,382,292	2,823,310	2,379,779	1,841,779	1,623,754
Goodwill and other intangibles, net	67,209	50,816	52,374	—	—
Other assets	138,489	105,958	96,207	71,992	55,682
Total assets	$3,930,457	$3,302,171	$2,845,963	$2,290,509	$2,073,129

Deposits	$3,286,779	$2,689,844	$2,336,953	$1,961,705	$1,823,379
Borrowings, net	239,510	254,308	164,106	20,000	20,000
Other liabilities	52,361	32,042	39,514	14,859	12,026
Total liabilities	3,578,650	2,976,194	2,540,573	1,996,564	1,855,405
Preferred stock - Series C (convertible)	—	—	—	—	46,011
Common shareholders' equity	351,807	325,977	305,390	293,945	171,713
Total shareholders' equity	351,807	325,977	305,390	293,945	217,724
Total liabilities and shareholders' equity	$3,930,457	$3,302,171	$2,845,963	$2,290,509	$2,073,129

Income statement data:
Interest income	$98,312	$83,596	$78,085	$72,870	$71,037
Interest expense	23,499	15,643	12,251	11,067	13,674
Net interest income	74,813	67,953	65,834	61,803	57,363
Provision for loan losses	838	13	10,159	8,187	8,185
Net interest income after provision for loan losses	73,975	67,940	55,675	53,616	49,178
Non-interest income:
Investment management fees	37,035	29,618	25,062	—	—
Net gain on the sale and call of investment securities	77	33	1,428	797	1,114
Other non-interest income	9,396	5,832	5,059	4,982	5,082
Total non-interest income	46,508	35,483	31,549	5,779	6,196
Non-interest expense:
Intangible amortization expense	1,753	1,558	1,299	—	—
Change in fair value of acquisition earn out	(3,687)	—	1,614	—	—
Other non-interest expense	80,728	68,485	61,414	40,815	37,865
Non-interest expense	78,794	70,043	64,327	40,815	37,865
Income before tax	41,689	33,380	22,897	18,580	17,509
Income tax expense	13,048	10,892	6,969	5,713	6,837
Net income	$28,641	$22,488	$15,928	$12,867	$10,672
Preferred stock dividends and discount amortization on Series A and B	—	—	—	—	1,525
Net income available to common shareholders	$28,641	$22,488	$15,928	$12,867	$9,147

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Per share and share data:
Earnings per share:
Basic	$1.04	$0.81	$0.56	$0.49	$0.47
Diluted	$1.01	$0.80	$0.55	$0.48	$0.47
Book value per common share	$12.38	$11.62	$10.88	$10.25	$9.84
Book value per share with preferred converted to common (1)	$12.38	$11.62	$10.88	$10.25	$9.75
Tangible book value per share with preferred converted to common (1)	$10.02	$9.81	$9.02	$10.25	$9.75
Common shares outstanding, at end of period	28,415,654	28,056,195	28,060,888	28,690,279	17,444,730
Common shares outstanding with preferred converted to common, at end of period (1)	28,415,654	28,056,195	28,060,888	28,690,279	22,322,779
Weighted average common shares outstanding:
Basic	27,593,725	27,771,345	28,628,631	24,589,811	17,394,491
Diluted	28,359,152	28,237,453	29,017,906	26,743,023	19,358,624

Performance ratios:
Return on average assets	0.81%	0.74%	0.61%	0.59%	0.55%
Return on average equity	8.48%	7.13%	5.25%	4.84%	5.24%
Net interest margin (2)	2.23%	2.36%	2.62%	2.92%	2.99%
Bank efficiency ratio (1)	61.17%	62.30%	59.93%	59.98%	60.61%
Efficiency ratio (1)	66.29%	65.65%	63.96%	59.84%	60.64%
Non-interest expense to average assets	2.23%	2.32%	2.44%	1.88%	1.94%

Asset quality:
Non-performing loans	$17,790	$16,660	$30,232	$20,293	$22,483
Non-performing assets	$21,968	$18,390	$31,602	$21,706	$22,773
Other real estate owned	$4,178	$1,730	$1,370	$1,413	$290
Non-performing assets to total assets	0.56%	0.56%	1.11%	0.95%	1.10%
Non-performing loans to total loans	0.52%	0.59%	1.26%	1.09%	1.37%
Allowance for loan losses to loans	0.55%	0.63%	0.84%	1.02%	1.09%
Allowance for loan losses to non-performing loans	105.46%	107.89%	67.06%	93.61%	79.50%
Net charge-offs	$50	$2,312	$8,882	$7,065	$6,661
Net charge-offs to average total loans	—%	0.09%	0.41%	0.41%	0.43%

Revenue:
Total revenue (1)	$121,244	$103,403	$95,955	$66,785	$62,445
Pre-tax, pre-provision net revenue (1)	$42,450	$33,360	$31,628	$25,970	$24,580

Capital ratios:
Average equity to average assets	9.56%	10.43%	11.53%	12.23%	10.44%
Tier 1 leverage ratio	7.90%	9.05%	9.21%	13.12%	10.35%
Comment equity tier 1 risk-based capital ratio	11.49%	12.20%	N/A	N/A	N/A
Tier 1 risk-based capital ratio	11.49%	12.20%	9.24%	13.45%	10.95%
Total risk-based capital ratio	12.66%	13.88%	11.02%	14.34%	11.88%

Assets under management	$8,055,000	$8,005,000	$7,714,000	$—	$—

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

“Tangible common equity” is defined as common shareholders’ equity reduced by intangible assets, including goodwill. We believe this measure is important to management and investors to better understand and assess changes from period to period in shareholders’ equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a business purchase combination, has the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets.

“Tangible book value per share with preferred converted to common” is defined as book value, excluding the impact of intangible assets, including goodwill, divided by common shares outstanding with preferred converted to common. We believe this measure is important to many investors who are interested in changes from period to period in book value per share exclusive of changes in intangible assets and inclusive of shares of preferred stock that could be converted to shares of common stock. Prior to conversion, convertible shares of preferred stock had the effect of not impacting tangible book value per common share, but reduced our tangible book value per share with preferred converted to common.

“Total revenue” is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of investment securities. We believe adjustments made to our operating revenue allow management and investors to better assess our operating revenue by removing the volatility that is associated with certain items that are unrelated to our core business.

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

The following tables present the financial measures calculated and presented in accordance with GAAP that are most directly comparable to the non-GAAP financial measures and a reconciliation of the differences between the GAAP financial measures and the non-GAAP financial measures.

	December 31,
(Dollars in thousands, except per share data)	2016	2015	2014	2013	2012
Book value per share with preferred converted to common:
Common shareholders' equity	$351,807	$325,977	$305,390	$293,945	$171,713
Preferred stock (convertible)	—	—	—	—	46,011
Total common shareholders' equity and preferred stock, Series C	$351,807	$325,977	$305,390	$293,945	$217,724
Preferred shares outstanding	—	—	—	—	48,780.488
Conversion factor	—	—	—	—	100
Preferred shares converted to common shares outstanding	—	—	—	—	4,878,049
Common shares outstanding	28,415,654	28,056,195	28,060,888	28,690,279	17,444,730
Common shares with preferred shares converted to common	28,415,654	28,056,195	28,060,888	28,690,279	22,322,779
Book value per share with preferred converted to common	$12.38	$11.62	$10.88	$10.25	$9.75

Tangible book value per share with preferred converted to common:
Total common shareholders' equity and preferred stock, Series C	$351,807	$325,977	$305,390	$293,945	$217,724
Less: intangible assets	67,209	50,816	52,374	—	—
Tangible common equity	$284,598	$275,161	$253,016	$293,945	$217,724
Common shares with preferred shares converted to common	28,415,654	28,056,195	28,060,888	28,690,279	22,322,779
Tangible book value per share with preferred converted to common	$10.02	$9.81	$9.02	$10.25	$9.75

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Pre-tax, pre-provision net revenue:
Net interest income	$74,813	$67,953	$65,834	$61,803	$57,363
Total non-interest income	46,508	35,483	31,549	5,779	6,196
Less: net gain on the sale and call of investment securities	77	33	1,428	797	1,114
Total revenue	121,244	103,403	95,955	66,785	62,445
Less: total non-interest expense	78,794	70,043	64,327	40,815	37,865
Pre-tax, pre-provision net revenue	$42,450	$33,360	$31,628	$25,970	$24,580

Efficiency ratio:
Total non-interest expense	$78,794	$70,043	$64,327	$40,815	$37,865
Plus: change in fair value of acquisition earn out	3,687	—	(1,614)	—	—
Less: acquisition related items	352	601	45	854	—
Less: intangible amortization expense	1,753	1,558	1,299	—	—
Total non-interest expense, as adjusted (numerator)	$80,376	$67,884	$61,369	$39,961	$37,865
Total revenue (denominator)	$121,244	$103,403	$95,955	$66,785	$62,445
Efficiency ratio	66.29%	65.65%	63.96%	59.84%	60.64%

BANK SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Bank pre-tax, pre-provision net revenue:
Net interest income	$76,727	$69,899	$66,841	$61,611	$57,363
Total non-interest income	9,470	5,873	6,449	5,779	6,196
Less: net gain on the sale and call of investment securities	77	33	1,428	797	1,114
Total revenue	86,120	75,739	71,862	66,593	62,445
Less: total non-interest expense	52,676	47,186	43,115	40,795	37,847
Pre-tax, pre-provision net revenue	$33,444	$28,553	$28,747	$25,798	$24,598

Bank efficiency ratio:
Total non-interest expense	$52,676	$47,186	$43,115	$40,795	$37,847
Less: acquisition related items	—	—	45	854	—
Total non-interest expense, as adjusted (numerator)	$52,676	$47,186	$43,070	$39,941	$37,847
Total revenue (denominator)	$86,120	$75,739	$71,862	$66,593	$62,445
Bank efficiency ratio	61.17%	62.30%	59.93%	59.98%	60.61%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the year ended December 31, 2016. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained herein.

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

General

We are a bank holding company that operates through two reporting segments: Bank and Investment Management. The Bank segment provides commercial banking to middle-market businesses and private banking services to high-net-worth individuals through our TriState Capital Bank subsidiary. The Bank segment generates most of its revenue from interest on loans and investments, loan-related fees including swap fees, and deposit-related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. The Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional plan sponsors through our Chartwell Investment Partners, LLC subsidiary and also will facilitate marketing efforts for Chartwell’s proprietary investment products through our Chartwell TSC Securities Corp. subsidiary, once it is registered as a broker/dealer with the SEC and FINRA. The Investment Management segment generates most of its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our earnings per share; total revenue; and pre-tax, pre-provision net revenue. Other salient metrics include the ratio of allowance for loan losses to loans; net interest margin; the efficiency ratio of the Bank segment; assets under management; return on average assets; return on average equity; and regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (“the Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), which has applied to be registered as a broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Assets under management were $8.06 billion as of December 31, 2016. Our broker/dealer subsidiary, once registered, will facilitate marketing efforts for Chartwell’s proprietary investment products that may require SEC or FINRA licensing.

2016 Compared to 2015 Operating Performance

For the year ended December 31, 2016, our net income was $28.6 million compared to $22.5 million for the same period in 2015, an increase of $6.2 million, or 27.4%. This increase was primarily due to the net impact of (1) a $6.9 million, or 10.1%, increase in our net interest income due largely to our continued loan growth; and (2) an increase of $11.0 million in non-interest income largely related to higher investment management fees due to the TKG acquisition and higher swap revenue; partially offset by (3) an increase in provision for loan losses of $825,000; (4) an increase of $8.8 million in our non-interest expense largely related to the TKG acquisition as well as higher compensation and FDIC insurance expenses; and (5) a $2.2 million increase in income taxes due to higher pre-tax income.

Our diluted EPS was $1.01 for the year ended December 31, 2016, compared to $0.80 for the same period in 2015. The increase is a result of an increase of $6.2 million, or 27.4%, in our net income.

For the year ended December 31, 2016, total revenue increased $17.8 million, or 17.3%, to $121.2 million from $103.4 million for the same period in 2015, driven by higher net interest income for the Bank, higher investment management fees and higher swap fees. Pre-tax, pre-provision net revenue increased $9.1 million, or 27.2%, to $42.5 million for the year ended December 31, 2016, from $33.4 million for the same period in 2015, resulting from total revenue growing faster than non-interest expenses.

Our net interest margin was 2.23% for the year ended December 31, 2016, as compared to 2.36% for the same period in 2015. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, notably the marketable-securities-backed private banking margin loan portfolio, as well as an increase in the cost of funds.

For the year ended December 31, 2016, the Bank’s efficiency ratio was 61.17%, as compared to 62.30% for the same period in 2015, primarily as a result of higher total revenue partially offset by higher compensation and FDIC insurance expenses for the Bank during the year ended December 31, 2016. Our non-interest expense to average assets for the year ended December 31, 2016, was 2.23%, compared to 2.32% for the same period in 2015.

Our return on average assets was 0.81% for the year ended December 31, 2016, as compared to 0.74% for the same period in 2015. Our return on average equity was 8.48% for the year ended December 31, 2016, as compared to 7.13% for the same period in 2015. The increase in these ratios is due to continued growth in earnings from both the banking and investment management segments.

Total assets of $3.93 billion as of December 31, 2016, increased $628.3 million, or 19.0%, from December 31, 2015. Loans held-for-investment grew by $559.8 million to $3.40 billion as of December 31, 2016, an increase of 19.7% from December 31, 2015, as a result of growth in our commercial and private banking loan portfolios. Total deposits increased $596.9 million, or 22.2%, to $3.29 billion as of December 31, 2016, from $2.69 billion, as of December 31, 2015.

Adverse-rated credits to total loans declined to 1.25% at December 31, 2016, from 1.92% at December 31, 2015. The allowance for loan losses to loans decreased to 0.55% as of December 31, 2016, from 0.63% as of December 31, 2015. The trend of our allowance for loan losses reflects the change in composition of our loan portfolio over recent years with a decrease in adverse-rated credits and a much larger percentage of the portfolio in loans secured by marketable securities.

Our book value per common share increased $0.76, or 6.5%, to $12.38 as of December 31, 2016, from $11.62 as of December 31, 2015, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock and the cancellation of stock options during year ended December 31, 2016.

2015 Compared to 2014 Operating Performance

For the year ended December 31, 2015, our net income was $22.5 million compared to $15.9 million for the same period in 2014, an increase of $6.6 million, or 41.2%, primarily due to the net impact of (1) a $2.1 million, or 3.2%, increase in our net interest income due largely to our continued loan growth; (2) a decrease in provision for loan losses of $10.1 million; (3) an increase of $3.9 million in non-interest income largely related to higher investment management fees with two additional months of Chartwell’s operating results and higher swap fees offset by lower net gain on the sale of investment securities available-for-sale; (4) an increase of $5.7 million in our non-interest expense largely related to two additional months of Chartwell expense; and (5) a $3.9 million increase in income taxes.

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

Our net interest margin was 2.36% for the year ended December 31, 2015, as compared to 2.62% for the same period in 2014. The most significant factor driving net interest margin compression has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking margin loan portfolio that the Bank has made its fastest growing channel. In addition, net interest margin for the year ended December 31, 2015, was impacted by the additional interest expense from our June 2014 subordinated debt placement.

For the year ended December 31, 2015, the Bank’s efficiency ratio was 62.30%, as compared to 59.93% for the same period in 2014, (adjusted for acquisition related items), primarily as a result of higher compensation expense for the Bank offset partially by higher total revenue for the year ended December 31, 2015. Our non-interest expense to average assets for the year ended December 31, 2015, was 2.32%, compared to 2.44% for the same period in 2014.

Our return on average assets was 0.74% for the year ended December 31, 2015, as compared to 0.61% for the same period in 2014. Our return on average equity was 7.13% for the year ended December 31, 2015, as compared to 5.25% for the same period in 2014. The increase in both ratios is the result of the higher net income for the year ended December 31, 2015, as discussed above.

TriState Capital Holdings’ total risk-based capital ratio increased to 13.88% as of December 31, 2015, from 11.02% as of December 31, 2014. TriState Capital Bank’s total risk-based capital ratio increased to 13.35% as of December 31, 2015, from 10.69% as of December 31, 2014. The increase in the risk-based capital ratios are primarily due to the new Basel III capital rules effective January 1, 2015. The Company benefits from risk-weighted capital treatment recognizing the lower-risk profile of our private banking margin loans, which are collateralized by cash and marketable securities that are monitored daily. This implementation had the favorable net effect of making approximately $70 million of regulatory capital available to the Bank in the first quarter of 2015.

Total assets of $3.30 billion as of December 31, 2015, increased $456.2 million, or 16.0%, from December 31, 2014. Loans held-for-investment grew by $441.2 million to $2.84 billion as of December 31, 2015, an increase of 18.4% from December 31, 2014, primarily as a result of growth in our private banking and commercial real estate loan portfolios. Total deposits increased $352.9 million, or 15.1%, to $2.69 billion as of December 31, 2015, from $2.34 billion, as of December 31, 2014.

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

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 61.7%, 65.7% and 68.6% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest income	$98,312	$83,596	$78,085
Fully taxable equivalent adjustment	264	260	235
Interest income adjusted	98,576	83,856	78,320
Less: interest expense	23,499	15,643	12,251
Net interest income adjusted	$75,077	$68,213	$66,069

Yield on earning assets	2.92%	2.90%	3.10%
Cost of interest-bearing liabilities	0.79%	0.62%	0.57%
Net interest spread	2.13%	2.28%	2.53%
Net interest margin (1)	2.23%	2.36%	2.62%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the years ended December 31, 2016, 2015 and 2014. Non-accrual loans are included in the calculation of the average loan balances, while interest payments collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$110,455	$595	0.54%	$102,240	$363	0.36%	$155,241	$525	0.34%
Federal funds sold	6,116	22	0.36%	6,168	6	0.10%	7,495	4	0.05%
Investment securities available-for-sale	180,460	3,234	1.79%	164,701	2,201	1.34%	174,285	2,167	1.24%
Investment securities held-to-maturity	48,357	1,958	4.05%	42,117	1,651	3.92%	33,989	1,173	3.45%
Investment securities trading	—	—	—%	41	1	2.44%	—	—	—%
FHLB stock	10,363	494	4.77%	5,796	389	6.71%	5,613	172	3.06%
Total loans	3,014,645	92,273	3.06%	2,570,200	79,245	3.08%	2,145,870	74,279	3.46%
Total interest-earning assets	3,370,396	98,576	2.92%	2,891,263	83,856	2.90%	2,522,493	78,320	3.10%
Other assets	161,054			132,506			108,794
Total assets	$3,531,450			$3,023,769			$2,631,287

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$171,431	$813	0.47%	$107,292	$439	0.41%	$68,114	$229	0.34%
Money market deposit accounts	1,676,455	11,376	0.68%	1,367,584	5,687	0.42%	1,096,347	4,228	0.39%
Certificates of deposit	874,615	7,618	0.87%	898,336	6,762	0.75%	880,513	6,154	0.70%
Borrowings:
FHLB borrowings	228,934	1,477	0.65%	120,425	540	0.45%	98,370	373	0.38%
Subordinated notes payable, net	34,402	2,215	6.44%	34,199	2,215	6.48%	19,512	1,267	6.49%
Total interest-bearing liabilities	2,985,837	23,499	0.79%	2,527,836	15,643	0.62%	2,162,856	12,251	0.57%
Noninterest-bearing deposits	170,573			149,567			133,733
Other liabilities	37,441			30,917			31,288
Shareholders' equity	337,599			315,449			303,410
Total liabilities and shareholders' equity	$3,531,450			$3,023,769			$2,631,287

Net interest income (1)		$75,077			$68,213			$66,069
Net interest spread			2.13%			2.28%			2.53%
Net interest margin (1)			2.23%			2.36%			2.62%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Years Ended December 31, 2016 and 2015. Net interest income, calculated on a fully taxable equivalent basis, increased $6.9 million, or 10.1%, to $75.1 million for the year ended December 31, 2016, from $68.2 million for the same period in 2015. The increase in net interest income for the year ended December 31, 2016, was primarily attributable to a $479.1 million, or 16.6%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $14.7 million, or 17.6%, in interest income, partially offset by an increase of $7.9 million, or 50.2%, in interest expense. Net interest margin decreased to 2.23% for the year ended December 31, 2016, as compared to 2.36% for the same period in 2015, driven primarily by an overall lower yield on the loan portfolio and higher interest expense associated with the higher deposit volumes and associated costs of deposits as well as increased FHLB borrowings.

The increase in interest income was primarily the result of an increase in average total loans of $444.4 million, or 17.3%, which is our primary earning asset and the Bank’s core business, as well as higher average balances and yields on investment securities, partially offset by a decrease of two basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio has been our shift toward lower-risk assets, notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel, which was partially offset by the effect on our floating-rate loans due to the Federal Reserve’s increase in the target federal funds rate in December 2015. The overall yield on interest-earning assets increased two basis points to 2.92% for the year ended December 31, 2016, as compared to 2.90% for the same period in 2015.

Interest expense on interest-bearing liabilities of $23.5 million, for the year ended December 31, 2016, increased $7.9 million, or 50.2%, from the same period in 2015 as a result of an increase of $458.0 million, or 18.1%, in average interest-bearing liabilities for the year ended December 31, 2016, coupled with an increase of 17 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2015. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $308.9 million, or 22.6%, in average money market deposit accounts and an increase of $108.5 million in average FHLB borrowings.

Net Interest Income for the Years Ended December 31, 2015 and 2014. Net interest income, calculated on a fully taxable equivalent basis, increased $2.1 million, or 3.2%, to $68.2 million for the year ended December 31, 2015, from $66.1 million for the same period in 2014. The increase in net interest income for the year ended December 31, 2015, was primarily attributable to a $368.8 million, or 14.6%, increase in average interest-earning assets driven largely by loan growth. The increase in net interest income reflects an increase of $5.5 million, or 7.1%, in interest income, partially offset by an increase of $3.4 million, or 27.7%, in interest expense. Net interest margin decreased to 2.36% for the year ended December 31, 2015, as compared to 2.62% for the same period in 2014 driven by an overall lower yield from the loan portfolio and higher cost of deposits and borrowings.

The increase in interest income was primarily the result of an increase in average total loans of $424.3 million, or 19.8%, which is our primary earning asset and the Bank’s core business, as well as a decrease of $53.0 million in average cash balances, partially offset by a decrease of 38 basis points in yield on our loans. The most significant factor of the declining yield on our loan portfolio has been our shift toward lower-risk assets, most notably the marketable-securities-backed private banking loan portfolio that the Bank has made its fastest growing channel. The overall yield on interest-earning assets declined 20 basis points to 2.90% for the year ended December 31, 2015, as compared to 3.10% for the same period in 2014, primarily as a result of the lower yield on loans, driven largely by the increase in our private banking portfolio balance as a percentage of total loans.

Interest expense on interest-bearing liabilities of $15.6 million, for the year ended December 31, 2015, increased $3.4 million, or 27.7%, from the same period in 2014 as a result of an increase of $365.0 million, or 16.9%, in average interest-bearing liabilities for the year ended December 31, 2015, coupled with an increase of five basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2014. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $271.2 million, or 24.7%, in average money market deposit accounts and an increase of $14.7 million in average subordinated notes payable.

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

	Years Ended December 31,
	2016 over 2015
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$201	$31	$232
Federal funds sold	16	—	16
Investment securities available-for-sale	805	228	1,033
Investment securities held-to-maturity	52	255	307
Investment securities trading	—	(1)	(1)
FHLB stock	(138)	243	105
Total loans	(788)	13,816	13,028
Total increase in interest income	148	14,572	14,720
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	77	297	374
Money market deposit accounts	4,183	1,506	5,689
Certificates of deposit	1,036	(180)	856
Borrowings:
FHLB borrowings	305	632	937
Subordinated notes payable, net	(16)	16	—
Total increase in interest expense	5,585	2,271	7,856
Total increase (decrease) in net interest income	$(5,437)	$12,301	$6,864

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Years Ended December 31,
	2015 over 2014
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$25	$(187)	$(162)
Federal funds sold	3	(1)	2
Investment securities available-for-sale	157	(123)	34
Investment securities held-to-maturity	173	305	478
Investment securities trading	—	1	1
FHLB stock	211	6	217
Total loans	(8,688)	13,654	4,966
Total increase (decrease) in interest income	(8,119)	13,655	5,536
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	58	152	210
Money market deposit accounts	351	1,108	1,459
Certificates of deposit	481	127	608
Borrowings:
FHLB borrowings	75	92	167
Subordinated notes payable, net	(3)	951	948
Total increase in interest expense	962	2,430	3,392
Total increase (decrease) in net interest income	$(9,081)	$11,225	$2,144

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

Provision for Loan Losses for the Years Ended December 31, 2016, 2015 and 2014. We recorded provision for loan losses of $838,000, $13,000 and $10.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The provision for loan losses for the year ended December 31, 2016, was comprised of a net increase of $6.9 million in specific reserves primarily on three commercial and industrial non-performing loans, of which $4.3 million was charged-off, partially offset by recoveries of $4.2 million and an overall improvement in adverse-rated credits.

The provision for loan losses for the year ended December 31, 2015, was comprised of a net decrease of $1.3 million in general reserves on commercial and industrial loans largely due to a reserve reversal from payoffs on two substandard-rated credits and recoveries of $1.0 million, offset by a net increase in specific reserves of $2.3 million on commercial and industrial non-performing loans.

The provision for loan losses for the year ended December 31, 2014, was largely driven by the impact of charge-offs totaling $9.5 million for the year ended December 31, 2014, on six commercial and industrial loans.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees from Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. The information provided under the caption “Parent and Other” represents general operating expenses of the Company not considered to be a reportable segment, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016				Year Ended December 31, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$37,258	$(223)	$37,035	$—	$29,814	$(196)	$29,618
Service charges	504	—	—	504	647	—	—	647
Net gain on the sale and call of investment securities	77	—	—	77	33	—	—	33
Swap fees	4,384	—	—	4,384	1,551	—	—	1,551
Commitment and other fees	2,029	—	—	2,029	2,022	—	—	2,022
Unrealized net gain (loss) on swaps	570	—	—	570	(161)	—	—	(161)
Bank owned life insurance income	1,796	—	—	1,796	1,696	—	—	1,696
Other income	110	3	—	113	85	(8)	—	77
Total non-interest income	$9,470	$37,261	$(223)	$46,508	$5,873	$29,806	$(196)	$35,483

Non-Interest Income for the Years Ended December 31, 2016 and 2015. Our non-interest income was $46.5 million for the year ended December 31, 2016, an increase of $11.0 million, or 31.1%, from $35.5 million for 2015, primarily related to increases in investment management fees, swap fees and unrealized net gain on swaps.

Bank Segment:

•
Swap fees increased $2.8 million for the year ended December 31, 2016, compared to 2015, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions.

•	The unrealized net gain on swaps was $731,000 higher for the year ended December 31, 2016, compared to 2015, driven by fluctuations in interest rates.

Investment Management Segment:

•
Investment management fees increased $7.4 million for the year ended December 31, 2016, as compared to 2015, driven primarily by the additional eight months of revenue provided by the operations of TKG, which was acquired at the end of April 2016. Assets under management of $8.06 billion as of December 31, 2016, increased $50.0 million from December 31, 2015, primarily due to the TKG acquisition offset by the previously disclosed conclusion of a sub-advisory relationship announced in the fourth quarter of 2016.

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015				Year Ended December 31, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$29,814	$(196)	$29,618	$—	$25,219	$(157)	$25,062
Service charges	647	—	—	647	604	—	—	604
Net gain on the sale and call of investment securities	33	—	—	33	1,428	—	—	1,428
Swap fees	1,551	—	—	1,551	1,178	—	—	1,178
Commitment and other fees	2,022	—	—	2,022	2,045	—	—	2,045
Unrealized net loss on swaps	(161)	—	—	(161)	(420)	—	—	(420)
Bank owned life insurance income	1,696	—	—	1,696	1,441	—	—	1,441
Other income	85	(8)	—	77	173	38	—	211
Total non-interest income	$5,873	$29,806	$(196)	$35,483	$6,449	$25,257	$(157)	$31,549

Non-Interest Income for the Years Ended December 31, 2015 and 2014. Our non-interest income was $35.5 million for the year ended December 31, 2015, an increase of $3.9 million, or 12.5%, from $31.5 million for the same period in 2014, primarily related to increases in investment management fees, swap fees, bank owned life insurance, and a decrease on the unrealized loss on swaps, partially offset by lower net gain on the sale and call of investment securities and a decrease in other income.

Bank Segment:

•	Net gain on the sale and call of investment securities was $33,000 for the year ended December 31, 2015, compared to $1.4 million for the same period in 2014.

•
Swap fees increased $373,000 for the year ended December 31, 2015, compared to 2014, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions.

•	The unrealized loss on swaps was $259,000 lower for the year ended December 31, 2015, compared to 2014, driven by fluctuations in interest rates.

•	The income on bank owned life insurance increased $255,000 for the year ended December 31, 2015, compared to 2014, as a result of an increase in our investment in this product.

•	Other income decreased $88,000 for the year ended December 31, 2015, compared to 2014, primarily due to lower gain on the sale of loans.

Investment Management Segment:

•
Investment management fees were $29.8 million for the year ended December 31, 2015, which represents 12 months of revenue for Chartwell, as compared to $25.2 million for the year ended December 31, 2014, which represented only 10 months of revenue for Chartwell. Assets under management of $8.01 billion as of December 31, 2015, increased $291.0 million from December 31, 2014.

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

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016				Year Ended December 31, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$32,247	$22,275	$—	$54,522	$29,237	$16,899	$—	$46,136
Premises and occupancy costs	3,859	1,006	—	4,865	3,774	775	—	4,549
Professional fees	2,928	1,060	(138)	3,850	3,027	914	(202)	3,739
FDIC insurance expense	3,058	—	—	3,058	1,988	—	—	1,988
General insurance expense	745	292	—	1,037	871	195	—	1,066
State capital shares tax	1,394	—	—	1,394	1,081	—	—	1,081
Travel and entertainment expense	2,233	829	—	3,062	1,902	859	—	2,761
Data processing expense	1,153	—	—	1,153	1,073	—	—	1,073
Charitable contributions	957	39	—	996	975	46	—	1,021
Intangible amortization expense	—	1,753	—	1,753	—	1,558	—	1,558
Change in fair value of acquisition earn out	—	(3,687)	—	(3,687)	—	—	—	—
Other operating expenses (1)	4,102	2,404	285	6,791	3,258	1,715	98	5,071
Total non-interest expense	$52,676	$25,971	$147	$78,794	$47,186	$22,961	$(104)	$70,043
Full-time equivalent employees (2)	156	68	—	224	139	53	—	192

(1)
Other operating expenses include such items as investor relations, investment management fees, telephone, marketing, loan-related expenses, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2016 and 2015. Our non-interest expense for the year ended December 31, 2016, increased $8.8 million, or 12.5%, as compared to 2015, of which $5.5 million relates to the increase in expenses of the Bank segment and $3.0 million relates to the increase in expenses Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
Compensation and employee benefits of the Bank segment for the year ended December 31, 2016, increased by $3.0 million, compared to 2015, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
FDIC insurance expense for the year ended December 31, 2016, increased by $1.1 million, compared to 2015, due to the increase in assets and to the change in the FDIC assessment methodology effective in the third quarter of 2016.

•
Other operating expenses for the year ended December 31, 2016, increased by $844,000 compared to 2015, primarily related to $223,000 of higher marketing expenses, $341,000 of higher costs related to servicing our private banking margin loans, and $113,000 of higher provision for unfunded commitments.

Investment Management Segment:

•
There was a decrease to the fair value of the TKG acquisition earn out of $3.7 million for the year ended December 31, 2016, based on management’s final determination of the annualized run-rate EBITDA of TKG at December 31, 2016. For additional information, refer to Note 2, Business Combinations, to our consolidated financial statements.

•
Excluding the earn out adjustment, Chartwell’s non-interest expenses for the year ended December 31, 2016, increased by $6.7 million, compared to the same period in 2015, primarily due to $4.9 million of eight months of additional expenses contributed by the operations of TKG, which was acquired at the end of April 2016. In addition, Chartwell’s compensation expenses were higher by $1.7 million for the year ended December 31, 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and an increase in stock-based compensation expense.

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015				Year Ended December 31, 2014
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$29,237	$16,899	$—	$46,136	$25,807	$15,241	$—	$41,048
Premises and occupancy costs	3,774	775	—	4,549	3,312	619	—	3,931
Professional fees	3,027	914	(202)	3,739	3,234	306	(109)	3,431
FDIC insurance expense	1,988	—	—	1,988	1,928	—	—	1,928
General insurance expense	871	195	—	1,066	1,001	164	—	1,165
State capital shares tax	1,081	—	—	1,081	1,043	—	—	1,043
Travel and entertainment expense	1,902	859	—	2,761	1,829	575	—	2,404
Data processing expense	1,073	—	—	1,073	922	—	—	922
Charitable contributions	975	46	—	1,021	1,102	49	—	1,151
Intangible amortization expense	—	1,558	—	1,558	—	1,299	—	1,299
Change in fair value of acquisition earn out	—	—	—	—	—	1,614	—	1,614
Other operating expenses (1)	3,258	1,715	98	5,071	2,937	1,384	70	4,391
Total non-interest expense	$47,186	$22,961	$(104)	$70,043	$43,115	$21,251	$(39)	$64,327
Full-time equivalent employees (2)	139	53	—	192	133	49	—	182

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

Bank Segment:

•
Compensation and employee benefits of the Bank segment for the year ended December 31, 2015, increased by $3.4 million, compared to the same period in 2014, primarily due to higher incentive compensation expenses as a result of higher net income for the Bank segment as compared to 2014. In addition, the year ended December 31, 2015, had an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees and an increase in stock-based compensation expenses.

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

•
Other operating expenses for the year ended December 31, 2015, increased by $321,000 compared to the same period in 2014, primarily related to $113,000 of higher marketing expenses and $313,000 of higher costs related to servicing our private banking margin loans, offset by $118,000 of lower loan-related expenses.

Investment Management Segment:

•
For the year ended December 31, 2014, non-interest expense for the Investment Management segment included the $1.6 million acquisition earn out expense related to a one-time charge which was accrued and expensed in the fourth quarter of 2014 based upon the 2014 results for Chartwell.

•
Chartwell’s non-interest expense, excluding the earn out adjustment, increased by $3.3 million for the year ended December 31, 2015, to $23.0 million which represented 12 months of Chartwell’s expenses as compared to $19.6 million in 2014, excluding the earn out, which represented only 10 months of expenses.

◦
Compensation expenses for the year ended December 31, 2015, are lower by approximately $1.4 million as compared to the same period in 2014 on an annualized basis, due to lower management fees driven by market depreciation.

◦	The increase in professional fees for the year ended December 31, 2015, are due to $601,000 in acquisition related expenses associated with the TKG transaction.

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

Income Taxes for the Years Ended December 31, 2016 and 2015. For the year ended December 31, 2016, we recognized income tax expense of $13.0 million, or 31.3% of income before tax, as compared to income tax expense of $10.9 million, or 32.6% of income before tax, for the same period in 2015. Our effective tax rate of 31.3% for the year ended December 31, 2016, decreased as compared to the prior year due to a higher level of tax credits recognized in 2016 versus 2015.

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

Financial Condition

Our total assets as of December 31, 2016, totaled $3.93 billion, an increase of $628.3 million, or 19.0%, from December 31, 2015, which was primarily driven by growth in our loan portfolio. Our loan portfolio increased $559.8 million, or 19.7%, to $3.40 billion, as of December 31, 2016, from $2.84 billion, as of December 31, 2015. Total investment securities increased $13.1 million, or 5.8%, to $238.5 million, as of December 31, 2016, from $225.4 million, as of December 31, 2015, as a result of the net activity of purchases, sales and repayments of certain securities. Cash and cash equivalents increased $7.3 million, to $104.0 million, as of December 31, 2016, from $96.7 million, as of December 31, 2015. As of December 31, 2016, our total deposits of $3.29 billion increased $596.9 million, or 22.2%, from December 31, 2015, to fund loan growth. Net borrowings decreased $14.8 million, or 5.8%, to $239.5 million as of December 31, 2016, compared to $254.3 million as of December 31, 2015. Our shareholders’ equity increased $25.8 million to $351.8 million as of December 31, 2016, compared to $326.0 million as of December 31, 2015. This increase was primarily the result of $28.6 million in net income, the impact of $3.6 million in stock-based compensation, $2.7 million in stock options exercises and an increase of $2.3 million in other comprehensive income (loss), which represents the change in the unrealized gain on our investment portfolio (net of deferred taxes), partially offset by the cancellation of stock options of $6.2 million and the purchase of $5.1 million in treasury stock.

Our total assets as of December 31, 2015, totaled $3.30 billion which was an increase of $456.2 million, or 16.0%, from December 31, 2014, and was primarily due to growth in our loan portfolio. Our loan portfolio increased $441.2 million, or 18.4%, to $2.84 billion, as of December 31, 2015, from $2.40 billion, as of December 31, 2014. Total investment securities increased $13.5 million, or 6.4%, to $225.4 million, as of December 31, 2015, from $211.9 million, as of December 31, 2014, as a result of the net activity of purchases, sales and repayments of certain securities. Cash and cash equivalents decreased $9.0 million, to $96.7 million, as of December 31, 2015, from $105.7 million, as of December 31, 2014. Our total deposits increased $352.9 million, or 15.1%, to $2.69 billion as of December 31, 2015, to fund loan growth. Net borrowings increased $90.2 million, or 55.0%, to $254.3 million as of December 31, 2015, compared to $164.1 million as of December 31, 2014. Our shareholders’ equity increased $20.6 million to $326.0 million as of December 31, 2015, compared to $305.4 million as of December 31, 2014. This increase was primarily the result of $22.5 million in net income and the impact of $1.9 million in stock-based compensation, partially offset by the purchase of $3.2 million in treasury stock and a decrease of $816,000 in other comprehensive income (loss), which represents the change in the unrealized loss on our investment portfolio (net of deferred taxes).

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial real estate properties. The loan portfolio represents our largest earning asset. As of December 31, 2016, 88.6% of our loans have a floating rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Private banking loans	$1,735,928	$1,344,864	$989,302	$569,346	$435,882
Middle-market banking loans:
Commercial and industrial	587,423	634,232	677,493	739,041	752,047
Commercial real estate	1,077,703	862,188	733,257	552,388	453,699
Total middle-market banking loans	1,665,126	1,496,420	1,410,750	1,291,429	1,205,746
Loans held-for-investment	$3,401,054	$2,841,284	$2,400,052	$1,860,775	$1,641,628

Loans held-for-investment. Loans held-for-investment increased by $559.8 million, or 19.7%, to $3.40 billion as of December 31, 2016, as compared to December 31, 2015. Our growth for the year ended December 31, 2016, was comprised of an increase in private banking loans of $391.1 million, or 29.1%, an increase in commercial real estate loans of $215.5 million, or 25.0%, and a decrease in commercial and industrial loans of $46.8 million, or 7.4%.

Loans held-for-investment increased by $441.2 million, or 18.4%, to $2.84 billion as of December 31, 2015, as compared to December 31, 2014. Our growth for the year ended December 31, 2015, was comprised of an increase in private banking loans of $355.6 million, or 35.9%, an increase in commercial real estate loans of $128.9 million, or 17.6%, and a decrease in commercial and industrial loans of $43.3 million, or 6.4%.

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

As of December 31, 2016, private banking loans were approximately $1.74 billion, or 51.0% of loans held-for-investment, of which $1.58 billion, or 91.3%, were secured by cash and marketable securities. As of December 31, 2015, private banking loans were approximately $1.34 billion, or 47.3% of loans held-for-investment, of which $1.18 billion, or 87.8%, were secured by cash and marketable securities. Our private banking lines of credit are typically due on demand. The growth in loans secured by cash and marketable securities is expected to increase as a result of our strategy to focus on this portion of our private banking business as we believe these loans tend to have a lower risk profile and are typically zero risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of these margin loans secured by cash and marketable securities which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans for commercial and business purposes, a majority of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

	December 31,
(Dollars in thousands)	2016	2015	2014
Private banking loans:
Secured by cash and marketable securities	$1,584,373	$1,180,717	$803,453
Secured by real estate	110,476	134,785	161,568
Other	41,079	29,362	24,281
Total private banking loans	$1,735,928	$1,344,864	$989,302

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

As of December 31, 2016, our commercial and industrial loans comprised $587.4 million, or 17.3% of loans held-for-investment, compared to $634.2 million, or 22.4%, as of December 31, 2015.

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

Commercial real estate loans as of December 31, 2016, totaled $1.08 billion, or 31.7% of loans held-for-investment, as compared to $862.2 million, or 30.3%, as of December 31, 2015. As of December 31, 2016, $901.5 million of total commercial real estate loans had a floating interest rate and $176.2 million had a fixed interest rate, as compared to $650.0 million and $212.2 million, respectively, as of December 31, 2015.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	December 31, 2016
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$1,606,719	$78,173	$51,036	$1,735,928
Commercial and industrial	139,109	376,584	71,730	587,423
Commercial real estate	164,766	550,102	362,835	1,077,703
Loans held-for-investment	$1,910,594	$1,004,859	$485,601	$3,401,054

Interest rate sensitivity:
Fixed interest rates	$107,076	$158,837	$121,423	$387,336
Floating or adjustable interest rates	1,803,518	846,022	364,178	3,013,718
Loans held-for-investment	$1,910,594	$1,004,859	$485,601	$3,401,054

Large Credit Relationships

We originate and maintain large credit relationships with numerous customers in the ordinary course of our business. We have established an informal limit on loans that is significantly lower than our legal lending limit of approximately $47.2 million as of December 31, 2016. Our present informal lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made based on the strength of the underlying credit, type and composition of the credit exposure, collateral support, structure of the credit facilities as well as the presence of other potential positive credit factors. As of December 31, 2016, our average commercial loan size was approximately $3.4 million and average private banking loan size was approximately $521,000.

The following table summarizes the aggregate committed and outstanding balances of our larger credit relationships as of December 31, 2016 and December 31, 2015.

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Number of Relationships	Commitment (based on availability)	Outstanding Balance	Number of Relationships	Commitment (based on availability)	Outstanding Balance
Large credit relationships:
>$25 million	1	$25,827	$10,317	1	$40,958	$18,569
>$20 million to $25 million	7	$158,158	$130,745	6	$139,583	$106,760
>$15 million to $20 million	7	$122,316	$103,492	5	$82,823	$74,955
>$10 million to $15 million	31	$383,853	$285,167	29	$367,392	$270,707

Approximately $367.5 million and $327.2 million of commitments to large credit relationships were fully secured by cash and marketable securities as of December 31, 2016 and December 31, 2015, respectively.

Loan Pricing

We generally extend variable-rate loans on which the interest rate fluctuations are based upon a predetermined indicator, such as the LIBOR or United States prime rate. Our use of variable-rate loans is designed to mitigate our interest rate risk to the extent that the rates that we charge on our variable-rate loans will rise or fall in tandem with rates that we must pay to acquire deposits and vice versa. As of December 31, 2016, approximately 88.6% of our loans had variable rates of which approximately 2.8% also had interest rates below their floors, which helps to preserve our interest rate spread.

Interest Reserve Loans

As of December 31, 2016, loans with interest reserves totaled $159.4 million, which represented 4.7% of loans held-for-investment, as compared to $117.4 million, or 4.1%, as of December 31, 2015, due to growth in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance quarterly. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the allowance for loan losses overall methodology and estimates used in the calculation on an annual basis.

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

Under ASC Topic 310, a loan is impaired, based upon current information and events, in management’s opinion, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a Troubled Debt Restructuring (“TDR”). Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

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

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of our three primary loan portfolios, consisting of commercial and industrial, commercial real estate and private banking. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors)

and applies a quantitative percentage that drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on management’s judgment, as to the probable impact on each loan portfolio and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality monthly.

The following table summarizes the allowance for loan losses, as of the dates indicated:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
General reserves	$11,823	$13,429	$14,690	$13,524	$13,440
Specific reserves	6,939	4,545	5,583	5,472	4,434
Total allowance for loan losses	$18,762	$17,974	$20,273	$18,996	$17,874
Allowance for loan losses to loans	0.55%	0.63%	0.84%	1.02%	1.09%

As of December 31, 2016, we had specific reserves totaling $6.9 million related to four commercial and industrial loans and two unsecured private banking loans, with an aggregated total outstanding balance of $17.8 million. All of these loans were on non-accrual status as of December 31, 2016.

As of December 31, 2015, we had specific reserves totaling $4.5 million related to three commercial and industrial loans and two unsecured private banking loans, with an aggregated total outstanding balance of $12.5 million. All of these loans were on non-accrual status as of December 31, 2015.

The following tables summarize allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,424	51.0%	$1,566	47.3%	$2,017	41.2%	$2,011	30.6%	$2,804	26.6%
Commercial and industrial	12,326	17.3%	11,064	22.4%	13,501	28.2%	11,881	39.7%	9,950	45.8%
Commercial real estate	5,012	31.7%	5,344	30.3%	4,755	30.6%	5,104	29.7%	5,120	27.6%
Total allowance for loan losses	$18,762	100.0%	$17,974	100.0%	$20,273	100.0%	$18,996	100.0%	$17,874	100.0%

Allowance for Loan Losses as of December 31, 2016 and 2015. Our allowance for loan losses was $18.8 million, or 0.55% of loans, as of December 31, 2016, as compared to $18.0 million, or 0.63% of loans, as of December 31, 2015, which reflects the change in complexion of our loan portfolio over the past year with a higher percentage of the portfolio in private banking loans secured by marketable securities and also a decline in our adverse-rated credits. Our allowance for loan losses related to commercial and industrial loans increased $1.3 million, to $12.3 million as of December 31, 2016, as compared to $11.1 million as of December 31, 2015, which was attributable to a net increase of specific reserves of $2.6 million on non-performing loans, partially offset by overall decreases in the commercial and industrial loan balances, in particular lower adverse-rated credits. Our allowance for loan losses related to commercial real estate loans decreased $332,000, to $5.0 million as of December 31, 2016, as compared to $5.3 million as of December 31, 2015, primarily due to the overall strong credit quality of this portfolio, partially offset by loan growth. Our allowance for loan losses related to private banking loans decreased $142,000, to $1.4 million as of December 31, 2016, as compared to $1.6 million as of December 31, 2015, which was attributable to lower specific reserves related to paydowns on non-performing loans, offset by growth in this portfolio.

Allowance for Loan Losses as of December 31, 2015 and 2014. Our allowance for loan losses decreased to $18.0 million, or 0.63% of loans, as of December 31, 2015, as compared to $20.3 million, or 0.84% of loans, as of December 31, 2014. Our allowance for loan losses related to commercial and industrial loans decreased $2.4 million, to $11.1 million as of December 31, 2015, as compared to $13.5 million as of December 31, 2014. This decrease was attributable to a decrease of $1.3 million in general reserve related primarily to payoffs from two substandard-rated loans, overall decreases in the commercial and industrial loan balances, and a decrease of $1.1 million to specific reserves comprised of net additions of $2.3 million on existing non-performing loans, offset by charge-offs of $3.4 million. Our allowance for loan losses related to commercial real estate loans increased $589,000, to $5.3 million as of December 31, 2015, as compared to $4.8 million as of December 31, 2014. Our allowance for loan losses related to private banking loans decreased $451,000, to $1.6 million as of December 31, 2015, as compared to $2.0 million as of December 31, 2014. During the year ended December 31, 2015, management made enhancements to the look-back period and loss emergence period used in the allowance for loan losses calculation to account for changes in the Company’s portfolio and related historical loss experience. The shift in the allowance for loan losses by portfolio is a result of these enhancements and is primarily due to the lower risk profile of the margin loans within the private banking portfolio and the lengthening of the loss emergence period for the commercial portfolios.

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

The following table provides an analysis of the allowance for loan losses and net charge-offs for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Beginning balance	$17,974	$20,273	$18,996	$17,874	$16,350
Charge-offs:
Private banking	—	—	—	(13)	(999)
Commercial and industrial	(4,258)	(3,353)	(9,521)	(5,508)	(3,000)
Commercial real estate	—	—	—	(1,936)	(2,868)
Total charge-offs	(4,258)	(3,353)	(9,521)	(7,457)	(6,867)
Recoveries:
Private banking	—	13	94	—	—
Commercial and industrial	797	1,028	545	114	206
Commercial real estate	3,411	—	—	278	—
Total recoveries	4,208	1,041	639	392	206
Net charge-offs	(50)	(2,312)	(8,882)	(7,065)	(6,661)
Provision for loan losses	838	13	10,159	8,187	8,185
Ending balance	$18,762	$17,974	$20,273	$18,996	$17,874

Net loan charge-offs to average total loans	—%	0.09%	0.41%	0.41%	0.43%
Provision for loan losses to average total loans	0.03%	—%	0.47%	0.47%	0.53%

Net Charge-Offs for the Year Ended December 31, 2016. Our net loan charge-offs of $50,000, or 0.00% of average loans, for the year ended December 31, 2016, were comprised of a charge-off of $4.3 million on one commercial and industrial loan, partially offset by recoveries of $797,000 on six commercial and industrial loans and $3.4 million on one commercial real estate loan.

Net Charge-Offs for the Year Ended December 31, 2015. Our net loan charge-offs of $2.3 million, or 0.09% of average loans, for the year ended December 31, 2015, were comprised of a charge-off of $3.4 million on one commercial and industrial loan, partially offset by recoveries of $1.0 million on four commercial and industrial loans and $13,000 on one private banking loan.

Net Charge-Offs for the Year Ended December 31, 2014. Our net loan charge-offs of $8.9 million, or 0.41% of average loans, for the year ended December 31, 2014, were comprised of charge-offs of $9.5 million on six commercial and industrial loans, partially offset by recoveries of $545,000 on three commercial and industrial loans and $94,000 on one private banking loan.

For additional information on the changes in the allowance for loan losses by category for the years ended December 31, 2016, 2015 and 2014, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and including in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of December 31, 2016, 2015 and 2014, and there was no interest income recognized on these loans, while on non-accrual, for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, non-performing loans were $17.8 million, or 0.52% of total loans, compared to $16.7 million, or 0.59% of total loans, and $30.2 million, or 1.26% of total loans, as of December 31, 2015 and 2014, respectively. We had specific reserves of $6.9 million, $4.5 million and $5.6 million as of December 31, 2016, 2015 and 2014, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 40.5%, 38.0% and 51.3% of the original loan balance after payments, charge-offs and specific reserves as of December 31, 2016, 2015 and 2014, respectively.

For additional information on our non-performing loans for December 31, 2016, 2015 and 2014, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $22.0 million, or 0.56% of total assets, as of December 31, 2016, as compared to $18.4 million, or 0.56% of total assets, as of December 31, 2015. The increase in non-performing assets was the result of $11.8 million in additions and $8.2 million in reductions to non-performing assets in 2016. This increase was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2016, we had eight OREO properties totaling $4.2 million. During the year ended December 31, 2016, collateral related to an impaired loan (including multiple parcels) was transferred to OREO at a fair value of $3.6 million based on the appraised value, less estimated selling costs. In addition, a property was sold from other real estate owned for $1.1 million during the year ended December 31, 2016

We had non-performing assets of $18.4 million, or 0.56% of total assets, as of December 31, 2015, as compared to $31.6 million, or 1.11% of total assets, as of December 31, 2014. The decrease in non-performing assets was the result of $228,000 in additions and $13.4 million in reductions to non-performing assets in 2015. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2015, we had three OREO properties which totaled $1.7 million.

The following table summarizes our non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Non-performing loans:
Private banking	$517	$1,948	$2,069	$1,119	$947
Commercial and industrial	17,273	11,800	24,665	15,676	14,732
Commercial real estate	—	2,912	3,498	3,498	6,804
Total non-performing loans	17,790	16,660	30,232	20,293	22,483
Other real estate owned	4,178	1,730	1,370	1,413	290
Total non-performing assets	$21,968	$18,390	$31,602	$21,706	$22,773

Non-performing troubled debt restructured loans (1)	$17,273	$12,894	$14,107	$13,021	$4,210
Performing troubled debt restructured loans	$471	$510	$528	$527	$253
Non-performing loans to total loans	0.52%	0.59%	1.26%	1.09%	1.37%
Allowance for loan losses to non-performing loans	105.46%	107.89%	67.06%	93.61%	79.50%
Non-performing assets to total assets	0.56%	0.56%	1.11%	0.95%	1.10%

(1)	Included in total non-performing loans.

Potential Problem Loans

Potential problem loans are those loans that are not categorized as non-performing loans, but where current information indicates that the borrower may not be able to comply with repayment terms. Among other factors, we monitor past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans as we would with other problem loans and consider the effect of any potential loss in determining any provision for loan losses. We also assess alternatives to maximize collection of any past due loans, including and without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral, or other planned action.

For additional information on the age analysis of past due loans segregated by class of loan for December 31, 2016 and 2015, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

On a monthly basis, we monitor various credit quality indicators for our loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors.

We also monitor the loan portfolio through a formal periodic process. Generally, all commercial loans are reviewed quarterly. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are viewed to have a lower risk of loss than loans that are risk rated as special mention, substandard and doubtful, which are viewed to have an increasing risk of loss. Our internal risk ratings are consistent with regulatory guidance.

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for December 31, 2016 and 2015, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and, from time to time, securities held for trading purposes. Also included in our investment securities is Federal Home Loan Bank Stock. For additional information on FHLB stock, refer to Notes 3, Investment Securities and 4, Federal Home Loan Bank Stock, to our consolidated financial statements. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the consolidated statements of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost.

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

As of December 31, 2016 and December 31, 2015, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

We perform a quarterly review of our investment securities to identify those that may indicate other-than-temporary impairment (“OTTI”). Our policy for OTTI is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the investment security’s ability to recover any decline in its estimated fair value and for debt securities whether we intend to sell the investment security or if it is more likely than not that we will be required to sell the investment security prior to its recovery. If the financial markets experience deterioration, charges to income could occur in future periods as a result of OTTI determinations.

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of December 31, 2016, was approximately 1.6, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $174.9 million and $168.3 million in investment securities available-for-sale as of December 31, 2016 and December 31, 2015, respectively. The increase of $6.6 million was primarily attributable to the net activity of purchases of $27.5 million, offset by repayments of $17.3 million and sales of $4.7 million of certain securities during the year ended December 31, 2016.

On a fair value basis, 67.0% of our available-for-sale investment securities as of December 31, 2016, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2015, floating-rate securities comprised 74.3% of our available-for-sale investment securities.

On a fair value basis, 41.6% of our available-for-sale investment securities as of December 31, 2016, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2015, agency securities comprised 49.2% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $53.9 million and $47.3 million in investment securities held-to-maturity as of December 31, 2016 and December 31, 2015, respectively. The increase of $6.7 million was primarily attributable to the net activity of purchases of $9.3 million, offset by a call of $2.5 million during the year ended December 31, 2016. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of December 31, 2016.

Trading Investment Securities. We held no investment securities trading as of December 31, 2016 and December 31, 2015. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions. During the year ended December 31, 2015, there was one purchase and subsequent sale of a U.S. Treasury security of $5.0 million.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$31,833	$3	$168	$31,668
Trust preferred securities	17,446	—	645	16,801
Non-agency mortgage-backed securities	11,617	—	32	11,585
Agency collateralized mortgage obligations	56,984	127	248	56,863
Agency mortgage-backed securities	32,564	502	186	32,880
Agency debentures	8,678	59	—	8,737
Equity securities	8,110	—	72	8,038
Total investment securities available-for-sale	$167,232	$691	$1,351	$166,572
Investment securities held-to-maturity:
Corporate bonds	14,452	335	—	14,787
Agency debentures	5,000	1	—	5,001
Municipal bonds	20,139	201	15	20,325
Total investment securities held-to-maturity	39,591	537	15	40,113
Total	$206,823	$1,228	$1,366	$206,685

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations, and certain equity securities, management evaluates the underlying issuer’s financial performance and related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of December 31, 2016. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, which would also impact the corresponding yield.

	December 31, 2016
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$19,494	1.79%	$34,551	2.10%	$—	—%	$—	—%	$54,045	1.99%
Trust preferred securities	—	—%	—	—%	—	—%	17,798	2.76%	17,798	2.76%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	5,764	1.67%	5,764	1.67%
Non-agency collateralized loan obligation	—	—%	—	—%	14,969	2.36%	1,211	3.01%	16,180	2.41%
Agency collateralized mortgage obligations	—	—%	1,148	1.12%	—	—%	42,673	1.00%	43,821	1.00%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	24,149	1.92%	24,149	1.92%
Agency debentures	—	—%	—	—%	4,783	2.53%	—	—%	4,783	2.53%
Total debt securities available-for-sale	19,494		35,699		19,752		91,595		166,540
Weighted average yield		1.79%		2.07%		2.40%		1.65%		1.85%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,251	6.38%	24,008	5.34%	—	—%	29,259	5.52%
Municipal bonds	—	—%	11,122	2.30%	13,198	2.87%	919	3.55%	25,239	2.65%
Total debt securities held-to-maturity	—		16,373		37,206		919		54,498
Weighted average yield		—%		3.56%		4.46%		3.55%		4.17%
Total debt securities	$19,494		$52,072		$56,958		$92,514		$221,038
Weighted average yield		1.79%		2.54%		3.74%		1.67%		2.42%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets, and we source deposits through multiple channels. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. These sources primarily include deposits from high-net-worth individuals, family offices, trust companies, wealth management firms, middle-market businesses and their executives, and other financial institutions. We compete for deposits by offering a range of products and services to our customers, at competitive rates. We believe that our deposit base is stable, diversified and provides a low all-in cost. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth.

As of December 31, 2016, we consider approximately 80.0% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal certificates of deposit placed through Promontory’s CDARS® service and demand deposits placed through Promontory’s ICS® service, have been classified for regulatory purposes as brokered deposits.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$171,431	0.47%	$107,292	0.41%	$68,114	0.34%
Money market deposit accounts	1,676,455	0.68%	1,367,584	0.42%	1,096,347	0.39%
Certificates of deposit	874,615	0.87%	898,336	0.75%	880,513	0.70%
Total average interest-bearing deposits	2,722,501	0.73%	2,373,212	0.54%	2,044,974	0.52%
Noninterest-bearing deposits	170,573	—	149,567	—	133,733	—
Total average deposits	$2,893,074	0.68%	$2,522,779	0.51%	$2,178,707	0.49%

Average Deposits for the Years Ended December 31, 2016 and 2015. For the year ended December 31, 2016, our average total deposits were $2.89 billion, representing an increase of $370.3 million, or 14.7%, from the same period in 2015. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts and money market deposit accounts, partially offset by a decrease in certificates of deposit. Our average cost of interest-bearing deposits of 0.73%, for the year ended December 31, 2016, increased from 0.54%, for the same period in 2015, as average rates paid were higher in each deposit category. Average money market deposits increased to 61.6% of total average interest-bearing deposits, for the year ended December 31, 2016, from 57.6% for the same period in 2015. Average certificates of deposit decreased to 32.1% of total average interest-bearing deposits for the year ended December 31, 2016, compared to 37.9% for the same period in 2015. Average noninterest-bearing deposits increased $21.0 million, or 14.0%, from $149.6 million for the year ended December 31, 2015, to $170.6 million, for the same period in 2016, and the average cost of deposits increased 17 basis points to 0.68% for the year ended December 31, 2016, from 0.51% for the year ended December 31, 2015.

Average Deposits for the Years Ended December 31, 2015 and 2014. For the year ended December 31, 2015, our average total deposits were $2.52 billion, representing an increase of $344.1 million, or 15.8%, from the same period in 2014. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits of 0.54%, for the year ended December 31, 2015, increased from 0.52%, for the same period in 2014, as average rates paid were higher in each deposit category and the average maturity of certificates of deposit was extended. Average money market deposits increased to 57.6% of total average interest-bearing deposits, for the year ended December 31, 2015, from 53.6% for the same period in 2014. Average certificates of deposit decreased to 37.9% of total average interest-bearing deposits for the year ended December 31, 2015, compared to 43.1% for the same period in 2014. Average noninterest-bearing deposits increased $15.8 million, or 11.8%, from $133.7 million for the year ended December 31, 2014, to $149.6 million, for the same period in 2015, and the average cost of deposits increased two basis points to 0.51% for the year ended December 31, 2015, from 0.49% for the year ended December 31, 2014.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of the date indicated.

December 31,
(Dollars in thousands)	2016
Months to maturity:
Three months or less	$283,246
Over three to six months	236,040
Over six to 12 months	176,722
Over 12 months	145,044
Total	$841,052

Borrowings

Deposits are the primary source of funds for our lending and investment activities, as well as general business purposes. As an alternative source of liquidity, we may obtain advances from the Federal Home Loan Bank of Pittsburgh, sell investment securities subject to our obligation to repurchase them, purchase Federal funds or engage in overnight borrowings from the FHLB or our correspondent banks.

The following table presents certain information with respect to our outstanding borrowings, as of the following dates.

	December 31, 2016					December 31, 2015
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term
Daily FHLB borrowings	$105,000	0.77%	$260,000	$142,664	1-4 days	$170,000	0.51%	$170,000	$62,137	1-9 days
Term FHLB borrowings:
Issued 4/7/2014	—	—%	—	—		—	0.34%	25,000	6,576	12 months
Issued 4/7/2014	—	—%	—	—		—	0.38%	25,000	10,822	14 months
Issued 4/7/2014	—	—%	—	—		—	0.44%	25,000	17,123	17 months
Issued 5/5/2014	—	—%	—	—		—	0.33%	25,000	2,397	9 months
Issued 7/29/2015	—	0.61%	25,000	14,754	12 months	25,000	0.61%	25,000	10,685	12 months
Issued 7/29/2015	—	0.72%	25,000	20,970	15 months	25,000	0.72%	25,000	10,685	15 months
Issued 6/29/2016	—	0.66%	100,000	24,863	3 months	—	—%	—	—
Issued 9/29/2016	—	0.58%	100,000	24,863	3 months	—	—%	—	—
Issued 12/29/2016	100,000	0.85%	100,000	820	3 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$240,000	1.53%	$645,000	$263,934		$255,000	1.26%	$355,000	$155,425

	December 31, 2014
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term
Daily FHLB borrowings	$30,000	0.27%	$60,000	$11,959	1-9 days
Term FHLB borrowings:
Issued 9/25/2012	—	0.42%	20,000	14,630	2 years
Issued 4/7/2014	25,000	0.34%	25,000	18,425	12 months
Issued 4/7/2014	25,000	0.38%	25,000	18,425	14 months
Issued 4/7/2014	25,000	0.44%	25,000	18,425	17 months
Issued 5/5/2014	25,000	0.33%	25,000	16,506	9 months
Subordinated notes payable	35,000	5.75%	35,000	20,041	5 years
Total borrowings outstanding	$165,000	1.50%	$215,000	$118,411

In June 2016, the Company entered into a cash flow hedge derivative transaction to establish the interest rate paid on $100.0 million of the FHLB borrowings at an effective rate of 0.83% plus the difference between the 3-month FHLB advance rate and 3-month LIBOR for a period of three years. For additional information on the cash flow hedge, refer to Note 17, Derivatives and Hedging Activity, to our consolidated financial statements.

In June 2014, the Company completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed-rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of December 31, 2016, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries, and the net proceeds from the issuance of our debt or equity securities. As of

December 31, 2016, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable, funding of acquisitions and our share repurchase programs. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. During the year ended December 31, 2016, the parent company paid approximately $2.0 million related to interest payments on the subordinated notes, $11.3 million related to share repurchase programs, and $15.0 million related to the TKG acquisition. During the year ended December 31, 2015, the parent company paid approximately $17.2 million related to the Chartwell acquisition, $2.2 million related to interest payments on the subordinated notes and $3.4 million related to share repurchase programs. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of December 31, 2016. In addition, the holding company maintains an unsecured line of credit of $25.0 million with Texas Capital Bank. As of December 31, 2016, the full amount of this established line was available.

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

Our principal sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled), and earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to the Promontory’s reciprocal CDARS® and ICS® deposits and other brokered deposits, and the ability to raise debt and equity. Customer deposits are an important source of liquidity which depends on the confidence of those customers in us, supported by our capital position and the protection provided by FDIC insurance.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 83.6%, 81.5% and 82.1% as of December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had available liquidity of $744.6 million, or 18.9% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and investment securities available-for-sale and not pledged under the FHLB borrowing capacity), totaling $234.6 million, or 6.0% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $509.9 million, or 13.0% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

	December 31,
(Dollars in thousands)	2016	2015	2014
Available cash	$64,816	$63,401	$77,215
Unpledged investment securities available-for-sale	169,830	161,951	158,361
Net borrowing capacity	509,906	299,057	364,205
Total liquidity	$744,552	$524,409	$599,781

For the year ended December 31, 2016, we generated $30.1 million in cash from operating activities, compared to $31.7 million for the same period in 2015. This change in cash flow was primarily the result of an increase in net income of $6.2 million for the year ended December 31, 2016, offset by changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $596.1 million, for the year ended December 31, 2016, as compared to a net cash outflow of $465.1 million for the same period in 2015. The outflows for the year ended December 31, 2016, were primarily due to the net loan growth of $564.6 million, $36.7 million for the purchase of investment securities and $14.1 million for the TKG acquisition net of cash, partially offset by proceeds from the sale of investment securities available-for-sale totaling $4.7 million and principal repayments and maturities of investments securities of $19.8 million. The outflows for the year ended December 31, 2015, were primarily due to $448.2 million in net loan growth and the purchase of investment securities of $51.1 million, partially offset by proceeds from the sale of investment securities available-for-sale totaling $11.8 million and principal repayments and maturities of investments securities of $27.8 million.

Financing activities resulted in a net inflow of $573.3 million for the year ended December 31, 2016, compared to a net inflow of $424.4 million for the same period in 2015, primarily as a result of the net growth in deposits of $596.9 million, partially offset by a decrease of $15.0 million in FHLB advances and payment of $11.3 million for share repurchase programs for the year ended December 31, 2016, compared to net growth of $352.9 million in deposits and an increase in FHLB advances of $90.0 million for the year ended December 31, 2015.

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

Shareholders’ Equity. Shareholders’ equity increased to $351.8 million as of December 31, 2016, compared to $326.0 million as of December 31, 2015. The $25.8 million increase during the year ended December 31, 2016, was attributable to net income of $28.6 million, the impact of $3.6 million in stock-based compensation, $2.7 million in stock options exercised and an increase of $2.3 million in accumulated other comprehensive income (loss), partially offset by the purchase of $5.1 million in treasury stock and $6.2 million in cancellation of stock options.

Shareholders’ equity increased to $326.0 million as of December 31, 2015, compared to $305.4 million as of December 31, 2014. The $20.6 million increase during the year ended December 31, 2015, was attributable to net income of $22.5 million, the impact of $1.9 million in stock-based compensation and $353,000 in stock options exercised, partially offset by the purchase of $3.2 million in treasury stock, a decrease of $816,000 in accumulated other comprehensive income (loss) and $229,000 in cancellation of stock options.

Regulatory Capital. As of December 31, 2016 and 2015, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	December 31, 2016
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$2,162,692	$225,225	$—	$—	$2,387,917
Certificates of deposit	751,204	147,658	—	—	898,862
Borrowings outstanding	205,000	35,000	—	—	240,000
Interest payments on certificates of deposit and borrowings	9,969	7,433	—	—	17,402
Operating leases	2,243	4,785	3,610	1,342	11,980
Commitments for low income housing tax credits	3,725	9,441	155	54	13,375
Total contractual obligations	$3,134,833	$429,542	$3,765	$1,396	$3,569,536

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

Standby letters of credit are written conditional commitments issued by us to guarantee the performance of our customer to a third party. In the event our customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer.

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

The following table is a summary of the total notional amount of unused loan commitments and standby letters of credit outstanding, based on the availability of eligible collateral or other terms under the loan agreement, as of the date indicated.

	December 31, 2016
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$1,408,465	$155,143	$83,328	$24,599	$1,671,535
Standby letters of credit	42,334	25,776	9,211	106	77,427
Total off-balance sheet arrangements	$1,450,799	$180,919	$92,539	$24,705	$1,748,962

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

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$25,570	30.48%	-20.00%	$14,120	19.25%
+200	$16,986	20.25%	-15.00%	$9,306	12.69%
+100	$8,431	10.05%	-10.00%	$4,454	6.07%
–100	$(3,836)	(4.57)%	-10.00%	$140	0.19%

Economic value of equity:
+300	$6,027	1.82%	+/-30.00%	$(11,238)	(3.56)%
+200	$4,201	1.27%	+/-20.00%	$(9,625)	(3.05)%
+100	$2,095	0.63%	+/-10.00%	$(3,655)	(1.16)%
–100	$(11,980)	(3.61)%	+/-10.00%	$502	0.16%

Given the relatively low current interest rate environment, it is our strategy to continue to manage an asset sensitive interest rate risk position in both our net interest income and our economic value of equity measures as shown in the table above as of December 31, 2016. Therefore, rising rates are expected to have a positive effect on both net interest income and economic value of equity as compared to a situation where rates remain unchanged.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	Interest Rate Sensitivity Period
	December 31, 2016
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$96,244	$—	$—	$—	$—	$—	$—	$96,244
Federal funds sold	7,567	—	—	—	—	—	—	7,567
Total investment securities	133,821	538	5,492	43,909	14,200	41,048	(535)	238,473
Total loans	3,022,312	31,737	61,525	182,671	77,413	10,098	15,298	3,401,054
Other assets	—	—	—	—	—	—	187,119	187,119
Total assets	$3,259,944	$32,275	$67,017	$226,580	$91,613	$51,146	$201,882	$3,930,457

Liabilities:
Transaction deposits	$1,836,757	$43,148	$52,561	$225,225	$—	$—	$230,226	$2,387,917
Certificates of deposit	311,913	245,655	193,636	147,658	—	—	—	898,862
Borrowings, net	105,000	—	—	135,000	—	—	(490)	239,510
Other liabilities	—	—	—	—	—	—	52,361	52,361
Total liabilities	2,253,670	288,803	246,197	507,883	—	—	282,097	3,578,650

Equity	—	—	—	—	—	—	351,807	351,807
Total liabilities and equity	$2,253,670	$288,803	$246,197	$507,883	$—	$—	$633,904	$3,930,457

Interest rate sensitivity gap	$1,006,274	$(256,528)	$(179,180)	$(281,303)	$91,613	$51,146	$(432,022)
Cumulative interest rate sensitivity gap	$1,006,274	$749,746	$570,566	$289,263	$380,876	$432,022
Cumulative interest rate sensitive assets to rate sensitive liabilities	144.7%	129.5%	120.5%	108.8%	111.6%	113.1%	109.8%
Cumulative gap to total assets	25.6%	19.1%	14.5%	7.4%	9.7%	11.0%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 120.5% as of December 31, 2016, as compared to 111.0% as of December 31, 2015.

In June 2016, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $100.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $100.0 million of borrowings from the less than 90 day maturity bucket to the one to three years maturity bucket. For additional information on the cash flow hedge, refer to Note 17, Derivatives and Hedging Activity, to our consolidated financial statements.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements, and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income as well as the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis. For equity securities an OTTI charge is recorded through current period earnings for the full decline in fair value below cost.

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses that are recorded to income. Loans are charged off against the allowance for loan losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans previously charged off, the recovered amount is credited to the allowance for loan losses.

The allowance was appropriate, in management’s judgment, to cover probable losses inherent in the loan portfolio as of December 31, 2016 and 2015. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required. Goodwill is evaluated for potential impairment by determining if the fair value has fallen below carrying value.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of these assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as trade name, client lists and non-compete agreements, are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty-five years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

We have audited the accompanying consolidated statements of financial condition of TriState Capital Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriState Capital Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Pittsburgh, Pennsylvania
February 14, 2017

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2016	December 31, 2015
ASSETS

Cash	$183	$294
Interest-earning deposits with other institutions	96,244	91,097
Federal funds sold	7,567	5,285
Cash and cash equivalents	103,994	96,676
Investment securities available-for-sale, at fair value (cost: $175,158 and $170,337, respectively)	174,892	168,319
Investment securities held-to-maturity, at cost (fair value: $54,498 and $48,099, respectively)	53,940	47,290
Federal Home Loan Bank stock	9,641	9,802
Total investment securities	238,473	225,411
Loans held-for-investment	3,401,054	2,841,284
Allowance for loan losses	(18,762)	(17,974)
Loans held-for-investment, net	3,382,292	2,823,310
Accrued interest receivable	9,614	7,056
Investment management fees receivable	7,749	6,191
Goodwill and other intangibles, net	67,209	50,816
Office properties and equipment, net	5,471	3,839
Bank owned life insurance	64,815	60,019
Deferred tax asset, net	7,204	12,186
Prepaid expenses and other assets	43,636	16,667
Total assets	$3,930,457	$3,302,171

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$3,286,779	$2,689,844
Borrowings, net	239,510	254,308
Accrued interest payable on deposits and borrowings	1,867	1,762
Other accrued expenses and other liabilities	50,494	30,280
Total liabilities	3,578,650	2,976,194

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000, Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 29,790,383 and 29,056,195, respectively; Shares outstanding - 28,415,654 and 28,056,195, respectively	285,480	281,412
Additional paid-in capital	6,782	10,809
Retained earnings	73,744	45,103
Accumulated other comprehensive income (loss), net	830	(1,443)
Treasury stock (1,374,729 and 1,000,000 shares, respectively)	(15,029)	(9,904)
Total shareholders’ equity	351,807	325,977
Total liabilities and shareholders’ equity	$3,930,457	$3,302,171

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014

Interest income:
Loans	$92,252	$79,205	$74,237
Investments	5,443	4,022	3,319
Interest-earning deposits	617	369	529
Total interest income	98,312	83,596	78,085
Interest expense:
Deposits	19,807	12,888	10,611
Borrowings	3,692	2,755	1,640
Total interest expense	23,499	15,643	12,251
Net interest income	74,813	67,953	65,834
Provision for loan losses	838	13	10,159
Net interest income after provision for loan losses	73,975	67,940	55,675
Non-interest income:
Investment management fees	37,035	29,618	25,062
Service charges	504	647	604
Net gain on the sale and call of investment securities	77	33	1,428
Swap fees	4,384	1,551	1,178
Commitment and other fees	2,029	2,022	2,045
Unrealized net gain (loss) on swaps	570	(161)	(420)
Bank owned life insurance income	1,796	1,696	1,441
Other income	113	77	211
Total non-interest income	46,508	35,483	31,549
Non-interest expense:
Compensation and employee benefits	54,522	46,136	41,048
Premises and occupancy costs	4,865	4,549	3,931
Professional fees	3,850	3,739	3,431
FDIC insurance expense	3,058	1,988	1,928
General insurance expense	1,037	1,066	1,165
State capital shares tax	1,394	1,081	1,043
Travel and entertainment expense	3,062	2,761	2,404
Data processing expense	1,153	1,073	922
Charitable contributions	996	1,021	1,151
Intangible amortization expense	1,753	1,558	1,299
Change in fair value of acquisition earn out	(3,687)	—	1,614
Other operating expenses	6,791	5,071	4,391
Total non-interest expense	78,794	70,043	64,327
Income before tax	41,689	33,380	22,897
Income tax expense	13,048	10,892	6,969
Net income	$28,641	$22,488	$15,928

Earnings per common share:
Basic	$1.04	$0.81	$0.56
Diluted	$1.01	$0.80	$0.55

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014

Net income	$28,641	$22,488	$15,928

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities, net of tax expense (benefit) of $674, ($472) and $1,121, respectively	1,166	(795)	2,034

Reclassification adjustment for gains included in net income on investment securities, net of tax expense of ($11), ($12) and ($511), respectively	(20)	(21)	(917)

Unrealized holding gains on derivatives, net of tax expense of $650 $0 and $0, respectively	1,100	—	—

Reclassification adjustment for losses included in net income on derivatives, net of tax benefit of $16, $0 and $0, respectively	27	—	—

Other comprehensive income (loss)	2,273	(816)	1,117

Total comprehensive income	$30,914	$21,672	$17,045

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2013	$280,531	$8,471	$6,687	$(1,744)	$—	$293,945
Net income	—	—	15,928	—	—	15,928
Other comprehensive income (loss)	—	—	—	1,117	—	1,117
Exercise of stock options	364	(114)	—	—	—	250
Purchase of treasury stock	—	—	—	—	(6,746)	(6,746)
Stock-based compensation	—	896	—	—	—	896
Balance, December 31, 2014	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390
Net income	—	—	22,488	—	—	22,488
Other comprehensive income (loss)	—	—	—	(816)	—	(816)
Exercise of stock options	517	(164)	—	—	—	353
Purchase of treasury stock	—	—	—	—	(3,158)	(3,158)
Cancellation of stock options	—	(229)	—	—	—	(229)
Stock-based compensation	—	1,949	—	—	—	1,949
Balance, December 31, 2015	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977
Net income	—	—	28,641	—	—	28,641
Other comprehensive income (loss)	—	—	—	2,273	—	2,273
Exercise of stock options	4,068	(1,394)	—	—	—	2,674
Purchase of treasury stock	—	—	—	—	(5,125)	(5,125)
Cancellation of stock options	—	(6,200)	—	—	—	(6,200)
Stock-based compensation	—	3,567	—	—	—	3,567
Balance, December 31, 2016	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$28,641	$22,488	$15,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	3,077	2,882	2,506
Amortization of deferred financing costs	202	203	118
Provision for loan losses	838	13	10,159
Stock-based compensation expense	3,567	1,949	896
Net gain on the sale of investment securities available-for-sale	(31)	(33)	(1,428)
Net gain on the call of investment securities held-to-maturity	(46)	—	—
Income from investment securities trading	—	(20)	—
Purchase of investment securities trading	—	(4,963)	—
Proceeds from the sale of investment securities trading	—	4,983	—
Net amortization of premiums and discounts	883	752	1,337
Decrease (increase) in investment management fees receivable	(646)	627	(1,514)
Increase in accrued interest receivable	(2,558)	(777)	(99)
Increase in accrued interest payable	105	27	1,214
Bank owned life insurance income	(1,796)	(1,696)	(1,441)
Change in fair value of acquisition earn out	(3,687)	—	1,614
Increase (decrease) in income taxes payable	(95)	713	(160)
Decrease (increase) in prepaid income taxes	(5,438)	762	(2,514)
Deferred tax provision (benefit)	3,675	172	(1,076)
Increase in accounts payable and other accrued expenses	3,661	7,263	2,149
Payment of contingent consideration impacting operations	—	(1,771)	—
Cash received for allowance for leasehold improvements	1,050	—	—
Other, net	(1,293)	(1,884)	659
Net cash provided by operating activities	30,109	31,690	28,348
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(27,495)	(36,732)	(52,799)
Purchase of investment securities held-to-maturity	(9,250)	(14,357)	(24,454)
Proceeds from the sale of investment securities available-for-sale	4,691	11,792	69,555
Principal repayments and maturities of investment securities available-for-sale	17,333	21,292	21,198
Principal repayments and maturities of investment securities held-to-maturity	2,500	6,540	10,000
Purchase of bank owned life insurance	(3,000)	(5,000)	(10,000)
Purchase of low income housing tax credit investments	(1,625)	—	—
Net redemption (purchase) of Federal Home Loan Bank stock	161	(4,072)	(3,394)
Net increase in loans	(564,634)	(448,236)	(348,057)
Purchase of loans held-for-investment	—	—	(219,547)
Proceeds from loan sales	1,196	4,692	19,445
Proceeds from the sale of other real estate owned	1,080	—	—
Additions to office properties and equipment	(2,937)	(1,035)	(971)
Acquisition, net of acquired cash	(14,095)	—	(42,912)
Net cash used in investing activities	(596,075)	(465,116)	(581,936)
Cash Flows from Financing Activities:
Net increase in deposit accounts	596,935	352,891	375,248
Net increase in Federal Home Loan Bank advances	—	90,000	110,000
Net decrease in Federal Home Loan Bank advances	(15,000)	—	—
Net proceeds from issuance of subordinated notes payable	—	—	33,988
Net proceeds from exercise of stock options	2,674	353	250
Cancellation of stock options	(6,200)	(229)	—
Payment of contingent consideration	—	(15,465)	—
Purchase of treasury stock	(5,125)	(3,158)	(6,746)
Net cash provided by financing activities	573,284	424,392	512,740
Net change in cash and cash equivalents during the period	7,318	(9,034)	(40,848)
Cash and cash equivalents at beginning of the period	96,676	105,710	146,558
Cash and cash equivalents at end of the period	$103,994	$96,676	$105,710

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$23,192	$15,413	$10,918
Income taxes	$14,823	$9,393	$10,722
Acquisition of non-cash assets and liabilities:
Assets acquired	$1,038	$—	$6,351
Liabilities assumed	$1,402	$—	$1,647
Other non-cash activity:
Loan foreclosures and repossessions	$3,618	$360	$—
Contingent consideration	$—	$—	$17,236

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly-owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), which has applied to be registered as a broker/dealer with the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”).

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients and had assets under management of $8.06 billion as of December 31, 2016. CTSC Securities primary business is facilitating marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income from investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements, and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income as well as the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis. For equity securities an OTTI charge is recorded through current period earnings for the full decline in fair value below cost.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value, as of December 31, 2016 and 2015. Cash and stock dividends are reported as interest income, in the consolidated statements of income.

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

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through provisions for loan losses that are recorded to income. Loans are charged off against the allowance for loan losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans previously charged off, the recovered amount is credited to the allowance for loan losses.

The allowance was appropriate, in management’s judgment, to cover probable losses inherent in the loan portfolio as of December 31, 2016 and 2015. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

INVESTMENT MANAGEMENT FEES
The Company recognizes investment management fee revenue when the advisory services are performed. Fees are based on assets under management and are calculated pursuant to individual client contracts. Investment management fees are generally received on a quarterly basis.

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the years ended December 31, 2016, 2015 and 2014, and there was no allowance for uncollectible accounts recorded as of December 31, 2016 and 2015.

BUSINESS COMBINATIONS
The Company accounts for business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value as of the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill. The change in the initial estimate of any contingent earn out amounts is reflected in the consolidated statements of income.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing the two step goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required. Goodwill is evaluated for potential impairment by determining if the fair value has fallen below carrying value.

Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of these assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as trade name, client lists and non-compete agreements, are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty-five years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

EARNINGS PER COMMON SHARE
Basic earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution upon the exercise of stock options and the vesting of restricted stock awards granted utilizing the treasury stock method.

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

DERIVATIVES AND HEDGING ACTIVITIES
The Company accounts for derivative instruments and hedging activities in accordance with FASB ASC Topic 815, Derivatives and Hedging. All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income (loss) is recognized in the consolidated statements of income. The Company also has interest derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

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

The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation. As a result, compensation cost for all share-based payments is based on the grant-date fair value estimated in accordance with ASC Topic 718. The value of the portion of the award that is ultimately expected to vest is included in stock-based compensation expense in the consolidated statements of income and recorded as a component of additional paid-in capital, for equity-based awards. Compensation expense for all awards is recognized on a straight-line basis over the requisite service period for the entire grant.

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

RECENT ACCOUNTING DEVELOPMENTS
In December 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-19, “Technical Corrections and Improvements,” which amends a number of Topics in the FASB ASC. The ASU is part of an ongoing FASB project to facilitate Codification updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. The ASU will apply to all reporting entities within the scope of the affected accounting guidance. Most amendments are effective upon issuance (December 2016). Certain amendments that require transition guidance are effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted for the amendments that require transition guidance. The adoption of ASU 2016-19 did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control,” which requires a single decision maker or service provider, in evaluating whether it is the primary beneficiary, to consider on a proportionate basis indirect interests held through related parties under common control. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2016. Entities can adopt the ASU on issuance, including in an interim period. However, if an entity adopts in an interim period other than the first interim period, it should compute and reflect the cumulative effect of the accounting change as of the beginning of the fiscal year that includes that interim period. Entities that have not adopted ASU 2015-02 should adopt ASU 2016-17 at the same time and apply the same transition method for both standards. Entities that already adopted ASU 2015-02 should apply ASU 2016-17 retrospectively to all periods beginning with the earliest annual period in which they adopted ASU 2015-02. The adoption of ASU 2016-17 did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt the ASU, but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In September of 2016, the FASB issued ASU 2016-15, “Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight classification issues related to the statement of cash flows. The eight classification issues are as follows: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Entities should apply this ASU using a retrospective transition method to each period presented. If it is impracticable for an entity to apply the ASU retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. Even if an entity early adopts the amendments after the first interim period, the adoption date is as of the beginning of the year for the issues adopted by the cumulative-effect and prospective methods. Any adjustments to previously reported interim periods of that fiscal year should be included in the year-to-date results. If those previously reported interim results appear in any future filings, they are reported on the revised basis. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06, “Contingent Put and Call Options in Debt Instruments,” which clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. ASU 2016-06 is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued but would be retroactively applied to the beginning of the year that includes that interim period. The adoption of ASU 2016-06 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies that a change in one of the parties to a derivative contract (through novation) that is part of a hedge accounting relationship does not, by itself, require dedesignation of that relationship, as long as all other hedge accounting criteria continue to be met. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-05 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity’s management should assess whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management should consider both quantitative and qualitative factors in making its assessment. If after considering management’s plans, substantial doubt about an entity’s going concern is alleviated, an entity shall disclose information in the footnotes that enables the users of the financial statements to understand the events that raised the going concern and how management’s plan alleviated this concern. If after considering management’s plans, substantial doubt about an entity’s going concern is not alleviated, the entity shall disclose in the footnotes indicating that a substantial doubt about the entity’s going concern exists within one year of the date of the issued financial statements. Additionally, the entity shall disclose the events that led to this going concern and management’s plans to mitigate them. The new standard applies to all entities for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated financial statements.

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

[2] BUSINESS COMBINATIONS

On April 29, 2016, TriState Capital Holdings, Inc. through its wholly-owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of substantially all of the assets of The Killen Group, Inc. (the "TKG acquisition"), an investment management firm with approximately $2.02 billion in assets under management. Under the terms of the Asset Purchase Agreement substantially all of the assets of The Killen Group, Inc. (“TKG”) were acquired for a purchase price consisting of $15.0 million paid in cash at closing based on five-times a base EBITDA (earnings before interest, taxes, depreciation and amortization) of $3.0 million plus an earn out. The earn out, while not limited under the terms of the Asset Purchase Agreement, was calculated based on a multiple of seven-times the incremental growth in TKG's annual run-rate EBITDA over $3.0 million at December 31, 2016. The earn out was estimated, at closing, to be approximately $3.7 million based on the estimated annual run-rate EBITDA of TKG at December 31, 2016. The change to the earn out calculation from the estimated $3.7 million recorded at closing, was recorded in the statement of income during the year ended December

31, 2016. The foregoing summary of the Asset Purchase Agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement, which was included as Exhibit 2.2 to the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2016, the terms of which Agreement are incorporated herein by reference.

The following table summarizes total consideration at closing, assets acquired and liabilities assumed for the TKG acquisition on April 29, 2016:

(Dollars in thousands)	TKG Acquisition
Consideration paid:
Cash	$15,000
Estimated earn out, at closing	3,687
Fair value of total consideration, at closing	$18,687

Fair value of assets acquired:
Cash and cash equivalents	$905
Investment management fees receivable	912
Office properties and equipment	20
Other assets	106
Total assets acquired	1,943
Fair value of liabilities assumed:
Other liabilities	1,402
Total liabilities assumed	1,402
Fair value net identifiable assets acquired	541
Long-lived amortizable intangible assets acquired	13,585
Goodwill	4,561
Total net assets purchased	$18,687

During the year ended December 31, 2016, the fair value of the estimated acquisition earn out was decreased by $3.7 million based on management’s final determination of the annualized run-rate EBITDA of TKG at December 31, 2016. This adjustment to the earn out was credited to non-interest expense during the year ended December 31, 2016. Thus, there was no remaining acquisition earn out liability as of December 31, 2016.

In connection with the TKG acquisition, total acquisition-related transaction costs incurred by the Company was approximately $1,000 and $601,000 during the years ended December 31, 2016 and 2015, respectively, which were primarily comprised of legal, advisory and other costs.

Since the acquisition, the TKG acquired operations contributed approximate revenues of $7.2 million and approximate earnings of $1.4 million (excluding the earn out adjustment as discussed above) which were included in the consolidated statement of income for the year ended December 31, 2016.

Goodwill is not amortized for book purposes, but goodwill capitalized for tax purposes is deductible. The following table shows the amount of other intangible assets acquired through the TKG acquisition on April 29, 2016, by class and estimated useful life:

(Dollars in thousands)	Gross Amount	Estimated Useful Life (months)
Trade name	$2,850	300
Client Relationships:
Sub-advisory client list	330	132
Separate managed accounts client list	715	168
Non-compete agreements	390	48
Total finite-lived intangibles	$4,285	242
Client Relationships:
Mutual fund client relationships	9,300	Indefinite life
Total intangibles assets	$13,585

The following table presents unaudited pro forma financial information which combines the historical consolidated statements of income of the Company and The Killen Group, Inc. to give effect to the acquisition as if it had occurred on January 1, 2015, for the periods indicated:

	Pro Forma
	(unaudited)
	Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015
Total revenue	$124,977	$119,359
Net income	$29,380	$23,266

Earnings per common share:
Basic	$1.06	$0.84
Diluted	$1.04	$0.82

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of investment securities. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	170,337	393	2,411	168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

The equity securities noted in the tables above consisted a mutual fund investing in short-duration, corporate bonds.

Income on investment securities included $4.2 million in taxable interest income, $452,000 in non-taxable interest income and $778,000 in dividend income for the year ended December 31, 2016, as compared to taxable interest income of $3.0 million, non-taxable interest income of $409,000 and dividend income of $638,000 for the year ended December 31, 2015. There was taxable interest income of $2.7 million, non-taxable interest income of $359,000 and $282,000 dividend income on investment securities during the year ended December 31, 2014.

As of December 31, 2016, the contractual maturities of the debt securities were:

	December 31, 2016
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,461	$19,494	$—	$—
Due from one to five years	35,592	35,699	16,171	16,373
Due from five to ten years	19,749	19,752	36,861	37,206
Due after ten years	91,713	91,595	908	919
Total debt securities	$166,515	$166,540	$53,940	$54,498

Included in the $91.6 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of December 31, 2016, were $80.8 million or 88.2% in floating-rate securities. Included in the $36.9 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of December 31, 2016, were $17.3 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale of investment securities available-for-sale during the years ended December 31, 2016, 2015 and 2014, were $4.7 million, $11.8 million and $69.6 million, respectively. During the year ended December 31, 2016, net gains of $31,000 on these sales were comprised of gross gains of $34,000 and gross losses of $3,000, which were realized and reclassified out of accumulated other comprehensive income (loss). During the year ended December 31, 2015, net gains of $33,000 on these sales were comprised of gross gains of $50,000 and gross losses of $17,000, which were realized and reclassified out of accumulated other comprehensive income (loss). During the during the year ended December 31, 2014, net gains of $1.4 million on these sales were comprised of gross gains of $1.4 million and gross losses of $1,000, which were realized and reclassified out of accumulated other comprehensive income (loss).

During the year ended December 31, 2016, there was an investment security held-to-maturity of $2.5 million, which was called and a gross gain of $46,000 was realized on this call.

Investment securities available-for-sale of $5.1 million, as of December 31, 2016, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired investment securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2016 and December 31, 2015, respectively:

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$10,543	$21	$—	$—	$10,543	$21
Trust preferred securities	—	—	9,038	72	9,038	72
Non-agency collateralized loan obligations	6,191	50	9,990	4	16,181	54
Agency collateralized mortgage obligations	4,593	12	34,408	267	39,001	279
Agency mortgage-backed securities	12,292	198	—	—	12,292	198
Equity securities	—	—	8,352	291	8,352	291
Total investment securities available-for-sale	33,619	281	61,788	634	95,407	915
Investment securities held-to-maturity:
Corporate bonds	2,492	8	1,978	22	4,470	30
Municipal bonds	12,559	96	—	—	12,559	96
Total investment securities held-to-maturity	15,051	104	1,978	22	17,029	126
Total temporarily impaired securities	$48,670	$385	$63,766	$656	$112,436	$1,041

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$23,582	$155	$6,460	$82	$30,042	$237
Trust preferred securities	8,076	471	8,526	507	16,602	978
Non-agency mortgage-backed securities	—	—	5,743	13	5,743	13
Non-agency collateralized loan obligations	9,859	132	—	—	9,859	132
Agency collateralized mortgage obligations	25,566	151	11,836	114	37,402	265
Agency mortgage-backed securities	1,469	15	10,811	172	12,280	187
Equity securities	—	—	7,759	599	7,759	599
Total investment securities available-for-sale	68,552	924	51,135	1,487	119,687	2,411
Investment securities held-to-maturity:
Corporate bonds	9,863	84	—	—	9,863	84
Municipal bonds	571	1	—	—	571	1
Total investment securities held-to-maturity	10,434	85	—	—	10,434	85
Total temporarily impaired securities	$78,986	$1,009	$51,135	$1,487	$130,121	$2,496

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on its municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations and certain equity securities, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 30 positions, aggregating to $915,000 in unrealized losses that were temporarily impaired as of December 31, 2016, of which there were 12 positions in an unrealized loss position for more than twelve months totaling $634,000. As of December 31, 2015, there were 36 positions, aggregating to $2.4 million in unrealized losses that were temporarily impaired, of which there were 14 positions in an unrealized loss position for more than twelve months totaling $1.5 million. Within the held-to-maturity portfolio, there were 18 positions, aggregating to $126,000 in unrealized losses that were temporarily impaired as of December 31, 2016, of which there was one position in an unrealized loss position for more than twelve months for $22,000. As of December 31, 2015, there were six positions, aggregating to $85,000 in unrealized losses that were temporarily impaired within the held-to-maturity portfolio, of which there were no positions in an unrealized loss position for more than twelve months.

There were no investment securities classified as trading securities outstanding as of December 31, 2016 and December 31, 2015.

Proceeds from the sale of investment securities trading, comprised of U.S. Treasury Notes, during the years ended December 31, 2016, 2015 and 2014, were $0, $5.0 million and $0, respectively. Income on investment securities trading during the years ended December 31, 2016, 2015 and 2014, was $0, $20,000 and $0, respectively.

There was $9.6 million and $9.8 million in FHLB stock outstanding as of December 31, 2016 and December 31, 2015, respectively. There were $161,000 of net redemptions in FHLB stock during the year ended December 31, 2016, $4.1 million of net purchases during the year ended December 31, 2015, and $3.4 million of net purchases in FHLB stock during the year ended December 31, 2014.

[4] FEDERAL HOME LOAN BANK STOCK

The Company is a member of the FHLB system. As a member of the FHLB of Pittsburgh, the Company must maintain a minimum investment in the capital stock of the FHLB in an amount equal to 4.00% of its outstanding advances, if any, 0.75% of its issued letters of credits, if any, and 0.10% of its membership asset value, as defined, with the FHLB. The FHLB has the ability to change the calculation of the required stock investment at any time. The Company held stock totaling $9.6 million and $9.8 million at December 31, 2016 and 2015, respectively. At December 31, 2016, $8.8 million of stock was required based on the Bank’s membership asset value, as defined, of approximately $632.0 million, $205.0 million in outstanding advances and $1.1 million in issued letters of credit. The Company received dividends from its holdings in FHLB capital stock of $494,000, $389,000 and $172,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

[5] LOANS

The Company generates loans through the private banking and middle-market channels. These channels provide risk diversification and offer significant growth opportunities. The private banking channel includes loans secured by cash, marketable securities and other asset-based loans to executives, high-net-worth individuals, trusts and businesses, many of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. The middle-market banking channel consists of our commercial and industrial (“C&I”) and commercial real estate (“CRE”) loan portfolios that serve middle-market businesses and real estate developers.

Loans held-for-investment were comprised of the following:

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees	$1,732,578	$587,791	$1,080,637	$3,401,006
Net deferred loan (fees) costs	3,350	(368)	(2,934)	48
Loans held-for-investment, net of deferred fees	1,735,928	587,423	1,077,703	3,401,054
Allowance for loan losses	(1,424)	(12,326)	(5,012)	(18,762)
Loans held-for-investment, net	$1,734,504	$575,097	$1,072,691	$3,382,292

	December 31, 2015
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees	$1,341,988	$634,857	$864,863	$2,841,708
Net deferred loan (fees) costs	2,876	(625)	(2,675)	(424)
Loans held-for-investment, net of deferred fees	1,344,864	634,232	862,188	2,841,284
Allowance for loan losses	(1,566)	(11,064)	(5,344)	(17,974)
Loans held-for-investment, net	$1,343,298	$623,168	$856,844	$2,823,310

The Company’s customers have unused loan commitments. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of December 31, 2016 and December 31, 2015, was $1.75 billion and $1.27 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of December 31, 2016, were as follows: $1.45 billion in one year or less; $180.9 million in one to three years; and $117.2 million in greater than three years. The reserve for losses on unfunded commitments was $650,000 and $546,000, as of December 31, 2016 and December 31, 2015, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

Included in the unfunded commitment totals listed above, were loans in the process of origination totaling approximately $59.8 million and $31.1 million as of December 31, 2016 and December 31, 2015, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of December 31, 2016 and December 31, 2015, included in the total unfunded commitments above, was $77.4 million and $89.9 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. As of December 31, 2016 and December 31, 2015, $42.3 million and $36.8 million, respectively, in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the year ended December 31, 2016, there were three draws on standby letters of credit totaling $151,000, which were immediately repaid by the borrower or converted to an outstanding loan based on the contractual terms and subsequently repaid. During the year ended December 31, 2015, there were two standby letters of credit drawn for $146,000 which were immediately repaid by the borrower or converted to an outstanding loan based on the contractual terms and subsequently repaid. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

As of December 31, 2016 and December 31, 2015, 91.1% and 91.5%, respectively, of the commercial loan portfolio was comprised of loans to customers within the Company’s primary market areas of Pennsylvania, Ohio, New Jersey, New York and contiguous states. As a result, the loan portfolio is subject to the general economic conditions within those areas. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the borrower. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

The Company’s loan portfolio is comprised of amortizing loans, where scheduled principal and interest payments are applied according to the terms of the loan agreement, as well as interest-only loans. As of December 31, 2016 and December 31, 2015, interest-only loans represented 69.0% and 67.7% of the loans held-for-investment, respectively. Of the total interest-only loans as of December 31, 2016, 77.0% were lines of credit, 3.4% were construction loans and the remaining 19.7% were closed-end term loans which will either convert to an amortizing loan with required principal and interest payments or require a balloon payment of the total principal at maturity. Of the total interest-only loans as of December 31, 2015, 72.9% were lines of credit, 5.7% were construction loans and the remaining 21.4% were closed-end term loans which will either convert to an amortizing loan with required principal and interest payments or require a balloon payment of the total principal at maturity.

There were $1.55 billion in loans that are due on demand with no stated maturity and $1.85 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2016, compared to $1.14 billion in loans that are due on demand with no stated maturity and $1.70 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2015. 88.6% and 84.9% of the portfolio was comprised of variable rate loans as of December 31, 2016 and December 31, 2015, respectively. Further, 2.8% of variable rate loans had interest rates below their floors, with an average interest rate of 4.59% as of December 31, 2016, compared to 5.9% of variable rate loans had interest rates below their floors, with an average interest rate of 4.59% as of December 31, 2015.

[6] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan losses on an annual basis. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios, private banking, commercial and industrial and commercial real estate. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

The following discusses key characteristics and risks within each primary loan portfolio:

Private Banking Loans
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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which was 91.3% and 87.8% of total private banking loans as of December 31, 2016 and 2015, respectively.

Middle-Market Banking: Commercial and Industrial Loans
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

Middle-Market Banking: Commercial Real Estate Loans
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

Management continually monitors the loan portfolio through its internal risk rating system. Loan risk ratings are assigned based upon the creditworthiness of the borrower and the quality of the collateral for our loans secured by marketable securities. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are believed to have a lower risk of loss than loans risk rated as special mention, substandard and doubtful, which are believed to have an increasing risk of loss.

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

The following tables present the recorded investment in loans by credit quality indicator:

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$1,735,404	$545,276	$1,077,703	$3,358,383
Special mention	—	18,776	—	18,776
Substandard	524	23,371	—	23,895
Doubtful	—	—	—	—
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

	December 31, 2015
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$1,342,813	$585,561	$858,396	$2,786,770
Special mention	—	31,863	880	32,743
Substandard	2,051	15,835	2,912	20,798
Doubtful	—	973	—	973
Loans held-for-investment	$1,344,864	$634,232	$862,188	$2,841,284

Changes in the allowance for loan losses were as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,566	$11,064	$5,344	$17,974
Provision (credit) for loan losses	(142)	4,723	(3,743)	838
Charge-offs	—	(4,258)	—	(4,258)
Recoveries	—	797	3,411	4,208
Balance, end of period	$1,424	$12,326	$5,012	$18,762

	Year Ended December 31, 2015
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,017	$13,501	$4,755	$20,273
Provision (credit) for loan losses	(464)	(112)	589	13
Charge-offs	—	(3,353)	—	(3,353)
Recoveries	13	1,028	—	1,041
Balance, end of period	$1,566	$11,064	$5,344	$17,974

	Year Ended December 31, 2014
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,011	$11,881	$5,104	$18,996
Provision (credit) for loan losses	(88)	10,596	(349)	10,159
Charge-offs	—	(9,521)	—	(9,521)
Recoveries	94	545	—	639
Balance, end of period	$2,017	$13,501	$4,755	$20,273

Charge-offs of $4.3 million for the year ended December 31, 2016, included one C&I loan, which were mostly offset by recoveries of $4.2 million on six C&I loans and one CRE loan. Charge-offs of $3.4 million for the year ended December 31, 2015, included one C&I loan, which were partially offset by recoveries of $1.0 million on four C&I loans and one private banking loan. Charge-offs of $9.5 million for the year ended December 31, 2014, included six C&I loans, which were partially offset by recoveries of $639,000 on three C&I loans and one private banking loan.

The following tables present the age analysis of past due loans segregated by class of loan:

	December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$—	$—	$224	$224	$1,735,704	$1,735,928
Commercial and industrial	—	—	7,181	7,181	580,242	587,423
Commercial real estate	—	—	—	—	1,077,703	1,077,703
Loans held-for-investment	$—	$—	$7,405	$7,405	$3,393,649	$3,401,054

	December 31, 2015
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$—	$—	$1,431	$1,431	$1,343,433	$1,344,864
Commercial and industrial	—	—	976	976	633,256	634,232
Commercial real estate	—	—	2,912	2,912	859,276	862,188
Loans held-for-investment	$—	$—	$5,319	$5,319	$2,835,965	$2,841,284

Non-Performing and Impaired Loans

Management monitors the delinquency status of the loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal were 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Year Ended December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$517	$656	$517	$592	$—
Commercial and industrial	17,273	26,126	6,422	19,158	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	17,790	26,782	6,939	19,750	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	471	487	—	485	26
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	471	487	—	485	26
Total:
Private banking	517	656	517	592	—
Commercial and industrial	17,744	26,613	6,422	19,643	26
Commercial real estate	—	—	—	—	—
Total	$18,261	$27,269	$6,939	$20,235	$26

	As of and for the Year Ended December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$745	$864	$745	$824	$—
Commercial and industrial	11,797	19,204	3,800	15,331	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	12,542	20,068	4,545	16,155	—
Without a related allowance recorded:
Private banking	1,203	1,448	—	1,202	—
Commercial and industrial	513	1,789	—	838	29
Commercial real estate	2,912	9,067	—	3,108	—
Total without a related allowance recorded	4,628	12,304	—	5,148	29
Total:
Private banking	1,948	2,312	745	2,026	—
Commercial and industrial	12,310	20,993	3,800	16,169	29
Commercial real estate	2,912	9,067	—	3,108	—
Total	$17,170	$32,372	$4,545	$21,303	$29

	As of and for the Year Ended December 31, 2014
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$681	$767	$681	$746	$—
Commercial and industrial	24,402	34,459	4,902	27,014	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	25,083	35,226	5,583	27,760	—
Without a related allowance recorded:
Private banking	1,388	1,632	—	1,444	—
Commercial and industrial	791	2,013	—	953	27
Commercial real estate	3,498	9,705	—	3,498	—
Total without a related allowance recorded	5,677	13,350	—	5,895	27
Total:
Private banking	2,069	2,399	681	2,190	—
Commercial and industrial	25,193	36,472	4,902	27,967	27
Commercial real estate	3,498	9,705	—	3,498	—
Total	$30,760	$48,576	$5,583	$33,655	$27

Impaired loans as of December 31, 2016 and December 31, 2015, were $18.3 million and $17.2 million, respectively. There was no interest income recognized, while on non-accrual status, for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and December 31, 2015, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, as of December 31, 2016, there were specific reserves totaling $6.9 million, which were included in the $18.8 million allowance for loan losses. Also included in impaired loans was one C&I loan with a balance of $471,000 as of December 31, 2016, with no corresponding specific reserve since this loan had a net realizable value that management believes will be recovered from the borrower.

As of December 31, 2015, there were specific reserves totaling $4.5 million, which were included in the $18.0 million allowance for loan losses. Also included in impaired loans were three C&I loans, one CRE loan and two private banking loans with a combined balance of $4.6 million as of December 31, 2015, with no corresponding specific reserves since these loans had a net realizable value that management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$517	$6,422	$—	$6,939
Collectively evaluated for impairment	907	5,904	5,012	11,823
Total allowance for loan losses	$1,424	$12,326	$5,012	$18,762

Loans held-for-investment:
Individually evaluated for impairment	$517	$17,744	$—	$18,261
Collectively evaluated for impairment	1,735,411	569,679	1,077,703	3,382,793
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

	December 31, 2015
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$745	$3,800	$—	$4,545
Collectively evaluated for impairment	821	7,264	5,344	13,429
Total allowance for loan losses	$1,566	$11,064	$5,344	$17,974

Loans held-for-investment:
Individually evaluated for impairment	$1,948	$12,310	$2,912	$17,170
Collectively evaluated for impairment	1,342,916	621,922	859,276	2,824,114
Loans held-for-investment	$1,344,864	$634,232	$862,188	$2,841,284

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	December 31, 2016	December 31, 2015
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$471	$510
Non-accrual	17,273	12,894
Total troubled debt restructurings	$17,744	$13,404

Of the non-accrual loans as of December 31, 2016, four C&I loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2016. The aggregate recorded investment of these loans was $17.7 million. There were unused commitments of $121,000 on these loans as of December 31, 2016, of which $7,000 was related to the performing TDR.

Of the non-accrual loans as of December 31, 2015, five C&I loans and one private banking residential mortgage loan were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2015. The aggregate recorded investment of these loans was $13.4 million. There were unused commitments of $1.7 million on these loans as of December 31, 2015, of which $39,000 was related to the performing TDR.

The modifications made to restructured loans typically consist of an extension of the payment terms, or the deferral of principal payments. There was one C&I loan for $7.2 million that was modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the year ended December 31, 2016. This loan was already on non-accrual status and adequately reserved as of December 31, 2016. There were loans totaling $973,000 and $0 with payment defaults, during the years ended December 31, 2015 and 2014, for loans modified as TDRs within twelve months of the corresponding balance sheet dates.

The financial effects of our modifications made to loans newly designated as TDRs during the years ended December 31, 2016, 2015 and 2014, were as follows:

	Year Ended December 31, 2016
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term and deferred principal	2	$11,098	$11,081	$2,354	$3,274
Total	2	$11,098	$11,081	$2,354	$3,274

	Year Ended December 31, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Change in interest terms	1	$4,064	$—	$400	$—
Extended term and deferred principal	1	433	—	433	—
Deferred principal	2	6,849	973	1,500	172
Total	4	$11,346	$973	$2,333	$172

	Year Ended December 31, 2014
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Private banking:
Extended term, reduced interest rate	1	$1,266	$1,094	$100	$—
Commercial and industrial:
Extended term, advanced additional funds, forgave principal	1	5,218	4,620	1,968	1,120
Total	2	$6,484	$5,714	$2,068	$1,120

Other Real Estate Owned

During the year ended December 31, 2016, collateral related to an impaired loan was transferred to OREO at a fair value of $3.6 million based on the appraised value, less estimated selling costs. In addition, a property was sold from other real estate owned for $1.1 million with a net gain of $7,000 realized during the year ended December 31, 2016. As of December 31, 2016 and December 31, 2015, the balance of the other real estate owned portfolio was $4.2 million and $1.7 million, respectively. There were no residential mortgage loans that were in the process of foreclosure as of December 31, 2016, and two residential mortgage loans totaling $1.2 million that were in the process of foreclosure as of December 31, 2015, that were subsequently paid off.

[7] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $4.6 million and other intangible assets of $13.6 million were recorded during the year ended December 31, 2016, related to the TKG acquisition.

The following table presents the change in goodwill for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Balance, beginning of period	$34,163	$34,163
Additions	4,561	—
Balance, end of period	$38,724	$34,163

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the years ended December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Balance, beginning of period	$16,653	$18,211
Additions	13,585	—
Amortization	(1,753)	(1,558)
Balance, end of period	$28,485	$16,653

The following table presents the ending balance of intangible assets as of the dates presented and original, estimated useful life by class:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$4,040	$(245)	$3,795	$1,190	$(109)	$1,081
Client Relationships:
Sub-advisory client list	11,530	(2,371)	9,159	11,200	(1,521)	9,679
Separate managed accounts client list	1,810	(344)	1,466	1,095	(201)	894
Other institutional client list	5,950	(1,532)	4,418	5,950	(992)	4,958
Non-compete agreements	465	(118)	347	75	(34)	41
Total finite-lived intangibles	23,795	(4,610)	19,185	19,510	(2,857)	16,653
Client Relationships:
Mutual fund client relationships (indefinite-lived)	9,300	—	9,300	—	—	—
Total intangibles assets	$33,095	$(4,610)	$28,485	$19,510	$(2,857)	$16,653

Intangible amortization expense on finite-lived intangible assets totaled $1.8 million, $1.6 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following is a summary of the expected intangible amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2016:

(Dollars in thousands)	Amount
2017	$1,851
2018	1,835
2019	1,832
2020	1,767
2021	1,735
Thereafter	10,165
Total finite-lived intangibles	$19,185

[8] OFFICE PROPERTIES AND EQUIPMENT

Following is a summary of office properties and equipment by major classification:

	December 31,
(Dollars in thousands)	2016	2015
Furniture, fixtures and equipment	$9,057	$7,890
Leasehold improvements	5,743	3,953
Total, at cost	14,800	11,843
Less: accumulated depreciation	(9,329)	(8,004)
Net office properties and equipment	$5,471	$3,839

Depreciation expense was $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company rents office space in its six office locations which are accounted for as operating leases. The remaining lease terms have expirations from 2017 to 2024 and provide for one or more renewal options. All of the leases provide for annual rent escalations and payment of certain operating expenses applicable to the leased space. The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $2.3 million, $2.3 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net deferred rent liability was $973,000 as of December 31, 2016.

At December 31, 2016, future minimum lease payments were as follows:

(Dollars in thousands)	Amount
2017	$2,243
2018	2,395
2019	2,390
2020	2,338
2021	1,272
Thereafter	1,342
Total	$11,980

In May 2016, the Company entered into a lease for new space for Chartwell’s office in Berwyn for a period of 90 months, beginning November 1, 2016, which coincided with the expiration of the previous lease for that office. In February 2016, the operating lease for the Bank’s office in Cleveland was renewed for a period of 71 months

In April 2015, the Company entered into a lease for new space for the Banks’ office in New Jersey for a period of 62 months, beginning September 19, 2015, which coincided with the expiration of the previous lease for that office.

In August 2014, the Company entered into a lease amendment for additional space for the Bank’s office in Pittsburgh for a period of 74 months, beginning January 1, 2015. In March 2014, the operating lease for the Bank’s office in New York was renewed for a period of 90 months.

In conjunction with certain office leases the Company has received an allowance for leasehold improvements which is recognized as a reduction to rent expense over the life of the corresponding lease. The amount remaining as of December 31, 2016, of the total unrecognized allowance for leasehold improvements was $1.2 million.

[9] DEPOSITS

As of December 31, 2016 and December 31, 2015, deposits were comprised of the following:

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	December 31, 2016	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$230,226	$159,859
Interest-bearing checking accounts	0.05 to 0.85%	0.56%	0.42%	218,984	136,037
Money market deposit accounts	0.10 to 1.50%	0.82%	0.50%	1,938,707	1,464,279
Total demand and savings accounts				2,387,917	1,760,175
Certificates of deposit	0.40 to 1.63%	0.95%	0.78%	898,862	929,669
Total deposits				$3,286,779	$2,689,844
Average rate paid on interest-bearing accounts		0.84%	0.60%

As of December 31, 2016 and December 31, 2015, the Bank had total brokered deposits of $1.06 billion and $1.05 billion, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $448.1 million and $496.5 million as of December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016 and December 31, 2015, certificates of deposit with balances of $100,000 or more, excluding brokered deposits, totaled $441.1 million and $409.2 million, respectively. Certificates of deposit with balances of $250,000 or more, excluding brokered deposits, totaled $178.1 million and $142.7 million as of December 31, 2016 and December 31, 2015, respectively.

The contractual maturity of certificates of deposit, including brokered deposits, was as follows:

(Dollars in thousands)	December 31, 2016	December 31, 2015
12 months or less	$751,204	$645,004
12 months to 24 months	121,011	219,333
24 months to 36 months	26,647	65,332
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$898,862	$929,669

Interest expense on deposits was as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest-bearing checking accounts	$813	$439	$229
Money market deposit accounts	11,376	5,687	4,228
Certificates of deposit	7,618	6,762	6,154
Total interest expense on deposits	$19,807	$12,888	$10,611

[10] BORROWINGS

As of December 31, 2016 and December 31, 2015, borrowings were comprised of the following:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 12/30/2016	0.77%	$105,000	1/3/2017		$—
Issued 12/29/2016	0.85%	100,000	3/29/2017		—
Issued 12/31/2015		—		0.51%	170,000	1/4/2016
Issued 7/29/2015		—		0.61%	25,000	8/4/2016
Issued 7/29/2015		—		0.72%	25,000	11/3/2016
Subordinated notes payable (net of debt issuance costs of $490 and $692, respectively)	5.75%	34,510	7/1/2019	5.75%	34,308	7/1/2019
Total borrowings, net		$239,510			$254,308

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of December 31, 2016, the Bank’s borrowing capacity is based on the information provided in the September 30, 2016, QCR filing. As of December 31, 2016, the Bank had securities held in safekeeping at the FHLB with a fair value of $5.1 million, combined with pledged loans of $922.5 million, for a borrowing capacity of $661.0 million, of which $205.0 million was outstanding in advances, as reflected in the table above. As of December 31, 2015, there was $220.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of December 31, 2016, the full amount of these established lines were available to the Bank.

The Holding Company maintains an unsecured line of credit of $25.0 million with Texas Capital Bank. As of December 31, 2016, the full amount of this established line was available.

In June 2014, the Company completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed-rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

[11] INCOME TAXES

The income tax provision reconciled to taxes computed at the statutory federal rate was as follows:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Tax provision at statutory rate	$14,591	$11,683	$8,014
Meals and entertainment	147	103	84
Dues and subscriptions	132	116	123
Keyman life insurance	—	—	12
Bank owned life insurance	(629)	(593)	(504)
Stock option exercises and cancellations	(484)	52	14
State tax expense, net of federal benefit	1,184	951	407
Adjustments to prior year tax	46	(60)	(51)
Tax exempt income, net of disallowed interest	(162)	(160)	(145)
Unrecognized tax benefits	—	—	11
Renewable energy tax credits	(1,778)	(1,198)	(1,022)
Low income housing tax credits	(17)	—	—
Other	18	(2)	26
Income tax provision	$13,048	$10,892	$6,969

The tax credits in the table above relate to transactions for the financing of renewable solar energy facilities as well as low income housing tax credits. These transactions provided federal tax credits and state tax credits (where applicable) during the 2016, 2015 and 2014 tax years. The financing of the solar energy facilities are accounted for as direct financing leases included within the C&I loan portfolio, which included three transactions in 2016, five in 2015 and four in 2014. Per ASU 2014-01, “Investments-Equity Method and Joint Ventures: Accounting for Investments in Qualified Affordable Housing Projects,” the amortization of the Company’s low income housing tax credit investments has been reflected as income tax expense. The net amount of low income housing tax credits, amortization and tax benefits recorded as income tax expenses during the year ended December 31, 2016, was $17,000. The carrying amount of the investment in low income housing tax credits was $14.9 million of which $13.4 million was unfunded as of December 31, 2016.

The income tax provision consisted of:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Current income tax provision - federal	$7,781	$9,917	$7,549
Current income tax provision - state	1,592	803	496
Deferred tax provision (benefit) - federal	3,322	225	(735)
Deferred tax provision (benefit) - state	353	(53)	(341)
Income tax provision	$13,048	$10,892	$6,969

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015, were as follows:

	December 31,
(Dollars in thousands)	2016	2015
Deferred tax assets:
Net operating loss - state	$—	$6
Start-up expenses	134	163
Stock compensation	1,659	2,709
Compensation related accruals	6,599	5,145
Leasehold improvement	464	100
Allowance for loan loss	6,970	6,639
Long-term lease	361	346
Reserve for unfunded commitments	241	202
Supplemental executive retirement plan	1,116	770
Transaction costs	257	277
Intangibles	125	183
Earn out liability non-purchase accounting	606	653
Unrealized loss on investments and derivatives	—	846
Other	470	417
Gross deferred tax assets	19,002	18,456

Deferred tax liabilities:
Office properties and equipment	(4,631)	(2,585)
Deferred loan costs	(2,934)	(2,192)
Goodwill	(3,531)	(1,169)
State capital shares tax liability	(219)	(324)
Unrealized gain on investments and derivatives	(483)	—
Gross deferred tax liability	(11,798)	(6,270)
Net deferred tax asset	$7,204	$12,186

Management believes that, as of December 31, 2016, it is more likely than not that the net deferred tax asset will be fully realized upon the generation of future taxable income.

The change in the net deferred tax asset for the years ended December 31, 2016 and 2015, was detailed as follows:

	December 31,
(Dollars in thousands)	2016	2015
Deferred tax provision	$(3,675)	$(172)
Deferred tax impact from other comprehensive income	(1,329)	484
Deferred tax asset established related to acquisitions	22	—
Change in net deferred tax asset	$(4,982)	$312

The Company considers uncertain tax positions that it has taken or expects to take on a tax return. The Company recognizes interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. Federal tax years 2013 through 2016 remain subject to examination, as of December 31, 2016, while tax years 2013 through 2016 remain subject to examination by state taxing jurisdictions. No federal or state income tax return examinations are currently in progress.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits was as follows:

	December 31,
(Dollars in thousands)	2016	2015	2014
Beginning of year balance	$353	$—	$110
Increases in prior period tax positions	26	142	11
Decreases in prior period tax positions	—	—	—
Increases in current period tax positions	220	211	—
Settlements	—	—	(121)
End of year balance	$599	$353	$—

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $390,000, $230,000 and $0 as of December 31, 2016, 2015 and 2014, respectively. The impact of interest and penalties was immaterial to the Company’s financial statements for the years ended December 31, 2016, 2015 and 2014. The Company does not expect changes in its unrecognized tax benefits in the next twelve months to have a material impact on its financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of December 31, 2016 and December 31, 2015, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$326,378	13.88%	$188,176	8.00%	N/A	N/A
Bank	$310,624	13.35%	$186,077	8.00%	$232,596	10.00%
Tier 1 risk-based capital ratio
Company	$287,072	12.20%	$141,132	6.00%	N/A	N/A
Bank	$292,234	12.56%	$139,558	6.00%	$186,077	8.00%
Common equity tier 1 risk-based capital ratio
Company	$287,072	12.20%	$105,849	4.50%	N/A	N/A
Bank	$292,234	12.56%	$104,668	4.50%	$151,187	6.50%
Tier 1 leverage ratio
Company	$287,072	9.05%	$126,932	4.00%	N/A	N/A
Bank	$292,234	9.29%	$125,870	4.00%	$157,338	5.00%

[13] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. During the years ended December 31, 2016, 2015 and 2014, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $788,000, $683,000 and $600,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five-year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the years ended December 31, 2016, 2015 and 2014, the Company recorded expense related to SERP of $919,000, $791,000 and $657,000, respectively, utilizing a discount rate of 2.15%, 2.98% and 3.56%, respectively. The recorded liability related to the SERP plan was $3.0 million and $2.1 million as of December 31, 2016 and December 31, 2015, respectively.

[14] STOCK TRANSACTIONS

In October 2014, the Board of Directors authorized the repurchase of up to $10 million, or up to 1,000,000 shares, of the Company’s common stock through December 31, 2015. Under this plan, the Company repurchased a total of 1,000,000 shares during the years ended December 31, 2015 and 2014, for approximately $9.9 million, at an average cost of $9.90 per share, which are held as treasury stock.

In January 2016, the Board of Directors authorized the repurchase of up to $10 million of the Company’s common stock. Also, in October 2016, the Board of Directors authorized the repurchase of up to an additional $5 million of the Company’s common stock. During the year ended December 31, 2016, the Company repurchased a total of 374,729 shares for approximately $5.1 million, at an average cost of $13.68 per share, which are held as treasury stock. The Board subsequently authorized the Company to utilize some of the combined $15 million allocated to these share repurchase programs to cancel options granted by the Company to purchase shares of its common stock that expire in 2017. In accordance with that authorization, in addition to the shares purchased as described in this paragraph, the Company and holders of options that expire in 2017 agreed to cancel options as set forth in the following paragraph. The approximate dollar value of shares that may yet be purchased under these share repurchase programs have been reduced by the amount expended in connection with the option cancellations.

During the year ended December 31, 2016, the Company’s Board of Directors approved a stock option cancellation program to allow for outstanding and vested stock option awards granted in 2007 and expiring in 2017 to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the year ended December 31, 2016, there were 1,174,500 options canceled for $6.2 million, which was recorded as a reduction to additional paid-in capital.

The table below shows the changes in the Company’s common shares outstanding during the periods indicated:

Number of Common Shares Outstanding
Balance, December 31, 2013	28,690,279
Issuance of restricted common stock	27,000
Forfeitures of restricted common stock	—
Exercise of stock options	22,500
Purchase of treasury stock	(678,891)
Balance, December 31, 2014	28,060,888
Issuance of restricted common stock	282,916
Forfeitures of restricted common stock	(4,000)
Exercise of stock options	37,500
Purchase of treasury stock	(321,109)
Balance, December 31, 2015	28,056,195
Issuance of restricted common stock	497,309
Forfeitures of restricted common stock	(13,121)
Exercise of stock options	250,000
Purchase of treasury stock	(374,729)
Balance, December 31, 2016	28,415,654

[15] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014

Net income available to common shareholders	$28,641	$22,488	$15,928

Weighted average common shares outstanding:
Basic	27,593,725	27,771,345	28,628,631
Non-vested restricted shares - dilutive	260,799	56,364	82
Stock options - dilutive	504,628	409,744	389,193
Diluted	28,359,152	28,237,453	29,017,906

Earnings per common share:
Basic	$1.04	$0.81	$0.56
Diluted	$1.01	$0.80	$0.55

	Years Ended December 31,
	2016	2015	2014
Anti-dilutive shares (1)	125,500	721,893	779,732

(1)	Included stock options and non-vested restricted shares not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

The total common shares, authorized by shareholders of the Company, relating to stock-based awards which may be issued upon the grant or exercise of stock-based awards was 4,000,000, as of December 31, 2016, under both the 2006 Plan and the Omnibus Plan (combined the “Plans”). As of December 31, 2016, the Company has issued non-qualifying stock options and restricted shares. The aggregate awards outstanding were 1,916,698 under both of the Plans. 329,299 stock options and restricted shares have been exercised or vested, respectively, leaving 1,754,003 additional awards available for the Company to grant under the Omnibus Plan as of December 31, 2016.

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. Options issued under the Plans typically vest either 50 percent after two and one-half years following the award date and the remaining 50 percent five years following the award date; or 100 percent after five years following the award date. Restricted shares under the Omnibus Plan typically vest 100 percent after three years following the award date. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire grant. The Company’s compensation expense for all awards was $3.6 million, $1.9 million and $896,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

In 2016 and 2015, the Company’s Board of Directors approved stock option cancellation programs to allow for outstanding and vested stock option awards granted in 2007 to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the year ended December 31, 2016, there were 1,174,500 options canceled for $6.2 million, which was recorded as a reduction to additional paid-in capital. During the year ended December 31, 2015, there were 77,000 options canceled for $229,000, which was recorded as a reduction to additional paid-in capital.

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

	December 31,
	2016	2015	2014
Valuation Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	35.9%	45.4%	35.3%
Expected term (years)	6.9	6.9	6.9
Risk-free interest rate	1.7%	1.6%	2.3%

Stock option activity during the periods indicated was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Balance, December 31, 2013	2,266,500	$10.03	4.94
Granted	309,732	12.04
Exercised	22,500	11.11
Forfeited	44,000	9.66
Canceled	—	—
Expired	—	—
Balance, December 31, 2014	2,509,732	$10.28	4.52
Granted	205,661	10.39
Exercised	37,500	9.41
Forfeited	41,500	10.75
Canceled	77,000	10.00
Expired	—	—
Balance, December 31, 2015	2,559,393	$10.30	3.98
Granted	22,000	12.07
Exercised	250,000	10.69
Forfeited	23,500	11.77
Canceled	1,174,500	10.00
Expired	—	—
Balance, December 31, 2016	1,133,393	$10.53	5.76

Exercisable as of December 31, 2014	1,693,500	$10.04	2.75
Exercisable as of December 31, 2015	1,789,750	$9.99	2.28
Exercisable as of December 31, 2016	575,116	$10.01	4.32

The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014, was $5.14, $4.98 and $4.90, respectively. The weighted average grant date fair value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $4.85, $4.38 and $5.08, respectively.

A summary of the status of the Company’s non-vested options as of and changes during the years ended December 31, 2016, 2015 and 2014, is presented below:

Non-vested options:	Number of Options	Weighted Average Grant-Date Fair Value
Balance, December 31, 2013	641,500	$4.89
Granted	309,732	4.90
Vested	91,000	5.12
Forfeited	44,000	4.84
Balance, December 31, 2014	816,232	$4.87
Granted	205,661	4.98
Vested	210,750	5.91
Forfeited	41,500	4.85
Balance, December 31, 2015	769,643	$4.93
Granted	22,000	5.14
Vested	209,866	3.73
Forfeited	23,500	5.16
Balance, December 31, 2016	558,277	$4.95

As of December 31, 2016, there was $1.6 million of total unrecognized compensation cost related to non-vested options granted under the Plans and the unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

Restricted Shares

A summary of the status of the Company’s non-vested restricted shares as of and changes during the years ended December 31, 2016, 2015 and 2014, is presented below:

Non-vested restricted shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2013	—	$—
Granted	27,000	10.66
Vested	—	—
Forfeited	—	—
Balance, December 31, 2014	27,000	$10.66
Granted	282,916	10.54
Vested	—	—
Forfeited	4,000	10.57
Balance, December 31, 2015	305,916	$10.55
Granted	497,309	13.45
Vested	6,799	47.80
Forfeited	13,121	11.76
Balance, December 31, 2016	783,305	$12.05

As of December 31, 2016, there was $5.5 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Omnibus Plan and the unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

[17] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts related to certain of the Company’s fixed-rate loan assets and differences in the amount, timing, and duration of the Company's known or expected cash payments related to certain of the Company's FHLB borrowings. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers while at the same time the Company enters into an offsetting derivative transaction in order to eliminate its interest rate risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2016 and December 31, 2015:

	Asset Derivatives		Liability Derivatives
	as of December 31, 2016		as of December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,793	Other liabilities	$80
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$10,324	Other liabilities	$10,529

	Asset Derivatives		Liability Derivatives
	as of December 31, 2015		as of December 31, 2015
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$229
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$8,662	Other liabilities	$9,363

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2016, the Company had four interest rate swaps, with an aggregate notional amount of $2.8 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for the years ended December 31, 2016 and 2015. There were no counterparty default losses on derivatives for the years ended December 31, 2016 and 2015.

For the four derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2016, the Company recognized a net gain of $4,000 in non-interest income related to hedge ineffectiveness as compared to net gains of $3,000 and $10,000 during the years ended December 31, 2015 and 2014, respectively. The Company also recognized a decrease to interest income of $88,000 for the year ended December 31, 2016, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items as compared to decreases to interest income of $294,000 and $321,000 during the years ended December 31, 2015 and 2014, respectively.

CASH FLOW HEDGES OF INTEREST RATE RISK
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. In June 2016, the Company entered into derivative contracts to hedge the variable cash flows associated with certain FHLB borrowings. These interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the year ended December 31, 2016.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the year ended December 31, 2016, there was an increase to interest expense of $43,000. During the next twelve months, the Company estimates $345,000 to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a remaining period of 30 months.

As of December 31, 2016, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $100.0 million that was designated as a cash flow hedge of interest rate risk. During the year ended December 31, 2016, a net gain of $1.8 million was recognized in accumulated other comprehensive income (loss) on the effective portion of the derivative.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2016, the Company had 224 derivative transactions with an aggregate notional amount of $954.2 million related to this program. During the year ended December 31, 2016, the Company recognized a net gain of $528,000 related to changes in fair value of the derivatives not designated in hedging relationships, as compared to net losses of $174,000 and $423,000 during the years ended December 31, 2015 and 2014, respectively.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Years Ended December 31,
(Dollars in thousands)		2016	2015	2014
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(88)	$(294)	$(321)
	Non-interest income	4	3	10
	Interest expense	(43)	—	—
Total		$(127)	$(291)	$(311)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$528	$(174)	$(423)
Total		$528	$(174)	$(423)

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

As of December 31, 2016, the termination value of derivatives, including accrued interest, in a net liability position related to these agreements was $902,000. As of December 31, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.3 million. If the Company had breached any of these provisions as of December 31, 2016, it could have been required to settle its obligations under the agreements at their termination value.

[18] DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments are based on the present value of expected future cash flows, quoted market prices of similar financial instruments, if available, and other valuation techniques. These valuations are significantly affected by discount rates, cash flow assumptions and risk assumptions used. Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realized in an immediate settlement of instruments. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of the Company.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$54,045	$—	$54,045
Trust preferred securities	—	17,798	—	17,798
Non-agency mortgage-backed securities	—	5,764	—	5,764
Non-agency collateralized loan obligations	—	16,180	—	16,180
Agency collateralized mortgage obligations	—	43,821	—	43,821
Agency mortgage-backed securities	—	24,149	—	24,149
Agency debentures	—	4,783	—	4,783
Equity securities	8,352	—	—	8,352
Interest rate swaps	—	12,117	—	12,117
Total financial assets	8,352	178,657	—	187,009

Financial liabilities:
Interest rate swaps	—	10,609	—	10,609
Total financial liabilities	$—	$10,609	$—	$10,609

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$43,733	$—	$43,733
Trust preferred securities	—	16,601	—	16,601
Non-agency mortgage-backed securities	—	5,743	—	5,743
Non-agency collateralized loan obligations	—	11,711	—	11,711
Agency collateralized mortgage obligations	—	49,371	—	49,371
Agency mortgage-backed securities	—	28,669	—	28,669
Agency debentures	—	4,732	—	4,732
Equity securities	7,759	—	—	7,759
Interest rate swaps	—	8,662	—	8,662
Total financial assets	7,759	169,222	—	176,981

Financial liabilities:
Interest rate swaps	—	9,592	—	9,592
Total financial liabilities	$—	$9,592	$—	$9,592

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs. The valuations for debt and equity securities are classified as either Level 1 or Level 2. U.S. Treasury Notes and equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets. Investment securities within Level 2 include corporate bonds; single-issuer trust preferred securities; non-agency mortgage-backed securities and collateralized loan obligations; collateralized mortgage obligations, mortgage-backed securities, and debentures issued by U.S. government agencies.

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of December 31, 2016 and December 31, 2015:

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$10,851	$10,851
Other real estate owned	—	—	4,178	4,178
Total assets	$—	$—	$15,029	$15,029

	December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,625	$12,625
Other real estate owned	—	—	1,730	1,730
Total assets	$—	$—	$14,355	$14,355

As of December 31, 2016 and December 31, 2015, the Company recorded $6.9 million and $4.5 million, respectively, of specific reserves to the allowance for loan losses as a result of adjusting the fair value of impaired loans.

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is designated as a TDR. Impairment is measured based on a discounted cash flow method or the fair value of the underlying collateral less estimated selling costs. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral and, under certain circumstances, additional factors that may arise and cause us to believe our recovered value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans as part of the allowance for loan losses.

OTHER REAL ESTATE OWNED
Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at fair value, less estimated disposition costs, with the fair value being determined by appraisal. Our policy is to obtain appraisals on collateral supporting OREO on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral and, under certain circumstances, additional factors that may arise and cause us to believe our recovered value may be less than the independent appraised value. Accordingly, real estate owned is classified as Level 3.

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of December 31, 2016 and December 31, 2015:

	December 31, 2016
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$10,851	Discounted cash flow	Discount due to restructured nature of operations	6%

Other real estate owned	$4,178	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments was as follows:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$103,994	$103,994	$96,676	$96,676
Investment securities available-for-sale: debt	2	166,540	166,540	160,560	160,560
Investment securities available-for-sale: equity	1	8,352	8,352	7,759	7,759
Investment securities held-to-maturity	2	53,940	54,498	47,290	48,099
Federal Home Loan Bank stock	2	9,641	9,641	9,802	9,802
Loans held-for-investment, net	3	3,382,292	3,362,031	2,823,310	2,813,278
Accrued interest receivable	2	9,614	9,614	7,056	7,056
Investment management fees receivable	2	7,749	7,749	6,191	6,191
Bank owned life insurance	2	64,815	64,815	60,019	60,019
Interest rate swaps	2	12,117	12,117	8,662	8,662
Other real estate owned	3	4,178	4,178	1,730	1,730

Financial liabilities:
Deposits	2	3,286,779	3,286,553	2,689,844	2,690,693
Borrowings, net	2	239,510	240,143	254,308	255,179
Interest rate swaps	2	10,609	10,609	9,592	9,592

During the years ended December 31, 2016, 2015 and 2014, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2016 and December 31, 2015:

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

[19] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Years Ended December 31,
	2016			2015			2014
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$(1,443)	$—	$(1,443)	$(627)	$—	$(627)	$(1,744)	$—	$(1,744)
Change in unrealized holding gains (losses)	1,166	1,100	2,266	(795)	—	(795)	2,034	—	2,034
Losses (gains) reclassified from other comprehensive income (1)	(20)	27	7	(21)	—	(21)	(917)	—	(917)
Net other comprehensive income (loss)	1,146	1,127	2,273	(816)	—	(816)	1,117	—	1,117
Balance, end of period	$(297)	$1,127	$830	$(1,443)	$—	$(1,443)	$(627)	$—	$(627)

(1)
Consists of net realized gain on the sale of investment securities available-for-sale of $31,000, $33,000 and $1.4 million, net of income tax expense of $11,000, $12,000 and $511,000 for the years ended December 31, 2016, 2015 and 2014, respectively, and net realized loss on derivatives of $43,000, $0 and $0, net of income tax benefit of $16,000, $0 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

[20] RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan and deposit accounts with the Bank. Such loans and deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with outsiders. As of December 31, 2016, the Bank had loans outstanding to directors totaling $9.5 million, which consisted of five loans. As of December 31, 2016, the Bank had deposits outstanding from directors and their related interests totaling $9.6 million.

During the years ended December 31, 2016, 2015 and 2014, the Bank obtained services from affiliated companies of certain directors in the normal course of business as outlined below:

(Dollars in thousands)			Years Ended December 31,
Related Party	Affiliation	Nature of Transaction	2016	2015	2014
Ascent Data Corporation	Owned by a director	Systems consulting	$—	$—	$32
Voyager Jet Center	Owned by a director	Aircraft charter	104	73	158
Total			$104	$73	$190

[21] CONTINGENT LIABILITIES

The Company is not subject to any asserted claims nor is it aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[22] CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition of the parent company as of December 31, 2016 and 2015, and the related condensed statements of income and cash flows for the years ended December 31, 2016, 2015 and 2014, should be read in conjunction with our Consolidated Financial Statements and related notes:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
PARENT COMPANY ONLY
	December 31,
(Dollars in thousands)	2016	2015
ASSETS

Cash and cash equivalents	$4,728	$4,936
Investment securities available-for-sale	8,352	7,759
Investment in subsidiaries	374,577	348,966
Prepaid expenses and other assets	892	80
Total assets	$388,549	$361,741

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings, net	$34,510	$34,308
Other accrued expenses and other liabilities	2,232	1,456
Shareholders’ equity	351,807	325,977
Total liabilities and shareholders’ equity	$388,549	$361,741

CONDENSED STATEMENTS OF INCOME
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Interest income	$301	$268	$259
Dividends received from subsidiaries	23,100	2,510	2,480
Total interest and dividend income	23,401	2,778	2,739
Interest expense	2,215	2,215	1,266
Net interest income	21,186	563	1,473
Non-interest income	—	—	—
Non-interest expense	370	91	119
Income before income taxes and undisbursed income of subsidiaries	20,816	472	1,354
Income tax expense (benefit)	(877)	68	(467)
Income before undisbursed income of subsidiaries	21,693	404	1,821
Undisbursed income of subsidiaries	6,948	22,084	14,107
Net income	$28,641	$22,488	$15,928

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$28,641	$22,488	$15,928
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(6,948)	(22,084)	(14,107)
Amortization of deferred financing costs	202	203	118
Increase (decrease) in accrued interest payable	—	(143)	1,149
Decrease (increase) in other assets	(913)	587	(453)
Increase (decrease) in other liabilities	776	532	(123)
Net cash provided by operating activities	21,758	1,583	2,512
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(285)	(248)	(8,110)
Net payments for investments in subsidiaries	(13,030)	(12,600)	(69,580)
Net cash used in investing activities	(13,315)	(12,848)	(77,690)
Cash Flows from Financing Activities:
Net proceeds from issuance of subordinated notes payable	—	—	33,988
Net proceeds from exercise of stock options	2,674	353	250
Cancellation of stock options	(6,200)	(229)	—
Purchase of treasury stock	(5,125)	(3,158)	(6,746)
Net cash provided by (used in) financing activities	(8,651)	(3,034)	27,492
Net change in cash and cash equivalents	(208)	(14,299)	(47,686)
Cash and cash equivalents at beginning of year	4,936	19,235	66,921
Cash and cash equivalents at end of year	$4,728	$4,936	$19,235

[23] SEGMENTS

The Company operates two reportable segments: Bank and Investment Management.

•	The Bank segment provides commercial banking and private banking services to middle-market businesses and high-net-worth individuals through the TriState Capital Bank subsidiary.

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

(Dollars in thousands)	December 31, 2016	December 31, 2015
Assets:
Bank	$3,846,353	$3,236,756
Investment management	85,072	65,516
Parent and other	(968)	(101)
Total assets	$3,930,457	$3,302,171

	Year Ended December 31, 2016
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$98,027	$—	$285	$98,312
Interest expense	21,300	—	2,199	23,499
Net interest income (loss)	76,727	—	(1,914)	74,813
Provision for loan losses	838	—	—	838
Net interest income (loss) after provision for loan losses	75,889	—	(1,914)	73,975
Non-interest income:
Investment management fees	—	37,258	(223)	37,035
Net gain on the sale and call of investment securities	77	—	—	77
Other non-interest income	9,393	3	—	9,396
Total non-interest income	9,470	37,261	(223)	46,508
Non-interest expense:
Intangible amortization expense	—	1,753	—	1,753
Change in fair value of acquisition earn out	—	(3,687)	—	(3,687)
Other non-interest expense	52,676	27,905	147	80,728
Total non-interest expense	52,676	25,971	147	78,794
Income (loss) before tax	32,683	11,290	(2,284)	41,689
Income tax expense (benefit)	9,568	4,357	(877)	13,048
Net income (loss)	$23,115	$6,933	$(1,407)	$28,641

	Year Ended December 31, 2015
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$83,347	$—	$249	$83,596
Interest expense	13,448	—	2,195	15,643
Net interest income (loss)	69,899	—	(1,946)	67,953
Provision for loan losses	13	—	—	13
Net interest income (loss) after provision for loan losses	69,886	—	(1,946)	67,940
Non-interest income:
Investment management fees	—	29,814	(196)	29,618
Net gain on the sale and call of investment securities	33	—	—	33
Other non-interest income	5,840	(8)	—	5,832
Total non-interest income	5,873	29,806	(196)	35,483
Non-interest expense:
Intangible amortization expense	—	1,558	—	1,558
Other non-interest expense	47,186	21,403	(104)	68,485
Total non-interest expense	47,186	22,961	(104)	70,043
Income (loss) before tax	28,573	6,845	(2,038)	33,380
Income tax expense (benefit)	8,347	2,477	68	10,892
Net income (loss)	$20,226	$4,368	$(2,106)	$22,488

	Year Ended December 31, 2014
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$77,975	$—	$110	$78,085
Interest expense	11,134	—	1,117	12,251
Net interest income (loss)	66,841	—	(1,007)	65,834
Provision for loan losses	10,159	—	—	10,159
Net interest income (loss) after provision for loan losses	56,682	—	(1,007)	55,675
Non-interest income:
Investment management fees	—	25,219	(157)	25,062
Net gain on the sale and call of investment securities	1,428	—	—	1,428
Other non-interest income	5,021	38	—	5,059
Total non-interest income	6,449	25,257	(157)	31,549
Non-interest expense:
Intangible amortization expense	—	1,299	—	1,299
Change in fair value of acquisition earn out	—	1,614	—	1,614
Other non-interest expense	43,115	18,338	(39)	61,414
Total non-interest expense	43,115	21,251	(39)	64,327
Income (loss) before tax	20,016	4,006	(1,125)	22,897
Income tax expense (benefit)	5,909	1,527	(467)	6,969
Net income (loss)	$14,107	$2,479	$(658)	$15,928

[24] SUBSEQUENT EVENTS

In January 2017, the Company’s Board of Directors approved a new share repurchase program of up to $5 million. Under the authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions.

SELECTED QUARTERLY FINANCIAL DATA

The tables below summarize our unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

	2016
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$26,232	$24,925	$23,795	$23,360
Interest expense	6,719	6,221	5,576	4,983
Net interest income	19,513	18,704	18,219	18,377
Provision (credit) for loan losses	1,178	(542)	80	122
Net interest income after provision for loan losses	18,335	19,246	18,139	18,255
Non-interest income:
Investment management fees	10,221	10,333	9,462	7,019
Net gain on the sale and call of investment securities	—	14	62	1
Other non-interest income	3,428	2,150	1,923	1,895
Total non-interest income	13,649	12,497	11,447	8,915
Non-interest expense:
Intangible amortization expense	462	463	438	390
Change in fair value of acquisition earn out	(2,478)	(1,209)	—	—
Other non-interest expense	22,833	21,260	19,019	17,616
Total non-interest expense	20,817	20,514	19,457	18,006
Income before tax	11,167	11,229	10,129	9,164
Income tax expense	3,596	2,775	3,356	3,321
Net income	$7,571	$8,454	$6,773	$5,843

Earnings per common share:
Basic	$0.27	$0.31	$0.25	$0.21
Diluted	$0.27	$0.30	$0.24	$0.21

	2015
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$21,923	$20,989	$20,481	$20,203
Interest expense	4,312	3,984	3,808	3,539
Net interest income	17,611	17,005	16,673	16,664
Provision (credit) for loan losses	244	(1,341)	185	925
Net interest income after provision for loan losses	17,367	18,346	16,488	15,739
Non-interest income:
Investment management fees	7,429	7,020	7,514	7,655
Net gain on the sale and call of investment securities	16	—	—	17
Other non-interest income	1,597	995	2,062	1,178
Total non-interest income	9,042	8,015	9,576	8,850
Non-interest expense:
Intangible amortization expense	389	390	390	389
Other non-interest expense	17,669	16,911	17,192	16,713
Total non-interest expense	18,058	17,301	17,582	17,102
Income before tax	8,351	9,060	8,482	7,487
Income tax expense	2,765	2,942	2,754	2,431
Net income	$5,586	$6,118	$5,728	$5,056

Earnings per common share:
Basic	$0.20	$0.22	$0.21	$0.18
Diluted	$0.20	$0.22	$0.20	$0.18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the Company’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concludes that, as of December 31, 2016, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

As an emerging growth company, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm, pursuant to the JOBS Act.

Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework, referred to as the 2013 COSO Framework, and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2016, was based on the 2013 COSO Framework. The change from the 1992 Framework to the 2013 COSO Framework was not significant to the overall control structure over financial reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2016, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2017, which proxy materials will be filed with the SEC no later than April 30, 2017, and are incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2017, which proxy materials will be filed with the SEC no later than April 30, 2017, and are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2017, which proxy materials will be filed with the SEC no later than April 30, 2017, and are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2017, which proxy materials will be filed with the SEC no later than April 30, 2017, and are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held May 16, 2017, which proxy materials will be filed with the SEC no later than April 30, 2017, and are incorporated by reference.

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

TRISTATE CAPITAL HOLDINGS, INC.

Date:	February 14, 2017	By:	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

Date:	February 14, 2017	By:	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 14, 2017	By:	/s/ James F. Getz
James F. Getz
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 14, 2017	By:	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date:	February 14, 2017	By:	/s/ David L. Bonvenuto*
David L. Bonvenuto
Director

Date:	February 14, 2017	By:	/s/ Anthony J. Buzzelli*
Anthony J. Buzzelli
Director

Date:	February 14, 2017	By:	/s/ Helen Hanna Casey*
Helen Hanna Casey
Director

Date:	February 14, 2017	By:	/s/ E.H. (Gene) Dewhurst*
E.H. (Gene) Dewhurst
Director

Date:	February 14, 2017	By:	/s/ James J. Dolan*
James J. Dolan
Director

Date:	February 14, 2017	By:	/s/ James E. Minnick*
James E. Minnick
Director

Date:	February 14, 2017	By:	/s/ Kim A. Ruth*
Kim A. Ruth
Director

Date:	February 14, 2017	By:	/s/ A. William Schenck, III*
A. William Schenck, III
Vice Chairman and Director

Date:	February 14, 2017	By:	/s/ Richard B. Seidel*
Richard B. Seidel
Director

Date:	February 14, 2017	By:	/s/ John B. Yasinsky*
John B. Yasinsky
Director

	*	By:	/s/ James F. Getz
James F. Getz, Attorney-in-Fact

EXHIBIT INDEX
Exhibit

No.	Description

2.1
TriState Capital Holdings, Inc. asset purchase agreement to acquire Chartwell Investment Partners, L.P. dated January 3, 2014, which is incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 3, 2014.

2.2
TriState Capital Holdings, Inc. asset purchase agreement to acquire The Killen Group, Inc. dated December 16, 2015, which is incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 16, 2016.

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

10.3
Restricted Stock Award Agreement dated January 24, 2011, between TriState Capital Holdings, Inc. and James F. Getz, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.4
Agreement of Lease dated August 29, 2006 between Oxford Development Company/Grant Street, Landlord, and TriState Capital Holdings, Inc., Tenant, and amendment thereto dated September 13, 2010, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.5
Preferred Stock Purchase Agreement dated April 24, 2012, by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.6
Amendment No. 1 to the Preferred Stock Purchase Agreement dated August 10, 2012 by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.7
Agreement Regarding Perpetual Convertible Preferred Stock, Series C dated as of March 8, 2013, by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.8
Registration Rights Agreement dated August 10, 2012, by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

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

101
The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, furnished herewith.