Form 10-Q
period 2017-03-31
TriState Capital Holdings, Inc.
filed 2017-05-01
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2017

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of April 14, 2017, there were 28,731,963 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2017	December 31, 2016

ASSETS

Cash	$183	$183
Interest-earning deposits with other institutions	108,490	96,244
Federal funds sold	3,828	7,567
Cash and cash equivalents	112,501	103,994
Investment securities available-for-sale, at fair value (cost: $160,234 and $175,158, respectively)	160,254	174,892
Investment securities held-to-maturity, at cost (fair value: $62,312 and $54,498, respectively)	61,371	53,940
Federal Home Loan Bank stock	13,241	9,641
Total investment securities	234,866	238,473
Loans held-for-investment	3,537,090	3,401,054
Allowance for loan losses	(16,185)	(18,762)
Loans held-for-investment, net	3,520,905	3,382,292
Accrued interest receivable	10,375	9,614
Investment management fees receivable, net	7,725	7,749
Goodwill and other intangibles, net	66,746	67,209
Office properties and equipment, net	5,312	5,471
Bank owned life insurance	65,265	64,815
Deferred tax asset, net	6,816	7,204
Prepaid expenses and other assets	44,526	43,636
Total assets	$4,075,037	$3,930,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$3,317,880	$3,286,779
Borrowings, net	349,561	239,510
Accrued interest payable on deposits and borrowings	1,421	1,867
Other accrued expenses and other liabilities	46,516	50,494
Total liabilities	3,715,378	3,578,650

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 30,151,558 and 29,790,383, respectively; Shares outstanding - 28,731,963 and 28,415,654, respectively	286,334	285,480
Additional paid-in capital	7,117	6,782
Retained earnings	81,236	73,744
Accumulated other comprehensive income, net	1,042	830
Treasury stock (1,419,595 and 1,374,729 shares, respectively)	(16,070)	(15,029)
Total shareholders’ equity	359,659	351,807
Total liabilities and shareholders’ equity	$4,075,037	$3,930,457

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016

Interest income:
Loans	$27,019	$21,977
Investments	1,470	1,245
Interest-earning deposits	248	138
Total interest income	28,737	23,360

Interest expense:
Deposits	6,713	4,138
Borrowings	1,108	845
Total interest expense	7,821	4,983
Net interest income	20,916	18,377
Provision for loan losses	243	122
Net interest income after provision for loan losses	20,673	18,255
Non-interest income:
Investment management fees	9,340	7,019
Service charges	94	136
Net gain (loss) on the sale and call of investment securities	(2)	1
Swap fees	1,099	1,240
Commitment and other fees	408	502
Other income	470	17
Total non-interest income	11,409	8,915
Non-interest expense:
Compensation and employee benefits	13,893	11,933
Premises and occupancy costs	1,266	1,129
Professional fees	851	801
FDIC insurance expense	953	522
General insurance expense	301	245
State capital shares tax	352	329
Travel and entertainment expense	615	577
Intangible amortization expense	463	390
Other operating expenses	2,464	2,080
Total non-interest expense	21,158	18,006
Income before tax	10,924	9,164
Income tax expense	3,432	3,321
Net income	$7,492	$5,843

Earnings per common share:
Basic	$0.27	$0.21
Diluted	$0.26	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Net income	$7,492	$5,843

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities, net of tax expense (benefit) of $115 and $(327)	183	(650)

Reclassification adjustment for losses (gains) included in net income on investment securities, net of tax benefit (expense) of $1 and $0	1	(1)

Unrealized holding gains on derivatives, net of tax expense of $31 and $0	55	—

Reclassification adjustment for gains included in net income on derivatives, net of tax expense of $(15) and $0	(27)	—

Other comprehensive income (loss)	212	(651)

Total comprehensive income	$7,704	$5,192

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2015	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977
Net income	—	—	5,843	—	—	5,843
Other comprehensive loss	—	—	—	(651)	—	(651)
Exercise of stock options	32	(12)	—	—	—	20
Purchase of treasury stock	—	—	—	—	(1,742)	(1,742)
Stock-based compensation	—	795	—	—	—	795
Balance, March 31, 2016	$281,444	$11,592	$50,946	$(2,094)	$(11,646)	$330,242

Balance, December 31, 2016	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807
Net income	—	—	7,492	—	—	7,492
Other comprehensive income	—	—	—	212	—	212
Exercise of stock options	854	(519)	—	—	—	335
Purchase of treasury stock	—	—	—	—	(1,041)	(1,041)
Stock-based compensation	—	854	—	—	—	854
Balance, March 31, 2017	$286,334	$7,117	$81,236	$1,042	$(16,070)	$359,659

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$7,492	$5,843
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangible amortization expense	848	707
Amortization of deferred financing costs	51	51
Provision for loan losses	243	122
Net gain on the sale of loans	(17)	—
Stock-based compensation expense	854	795
Net loss (gain) on the sale or call of investment securities available-for-sale	2	(1)
Net amortization of premiums and discounts	201	219
Decrease in investment management fees receivable, net	24	123
Increase in accrued interest receivable	(761)	(848)
Decrease in accrued interest payable	(446)	(500)
Bank owned life insurance income	(450)	(441)
Increase (decrease) in income taxes payable	4	(353)
Decrease (increase) in prepaid income taxes	2,972	(284)
Deferred tax provision	257	224
Decrease in accounts payable and other accrued expenses	(9,582)	(10,071)
Other, net	(400)	(1,252)
Net cash provided by (used in) operating activities	1,292	(5,666)
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(7,776)	(22,289)
Purchase of investment securities held-to-maturity	(4,967)	—
Proceeds from the sale of investment securities available-for-sale	—	681
Principal repayments and maturities of investment securities available-for-sale	22,547	2,228
Investment in low income housing tax credit	(84)	—
Investment in small business investment company	(235)	—
Net purchase of Federal Home Loan Bank stock	(3,600)	(800)
Net increase in loans	(145,706)	(56,064)
Proceeds from loan sales	6,867	1,196
Additions to office properties and equipment	(226)	(110)
Net cash used in investing activities	(133,180)	(75,158)
Cash Flows from Financing Activities:
Net increase in deposit accounts	31,101	66,363
Net increase in Federal Home Loan Bank advances	110,000	30,000
Net proceeds from exercise of stock options	335	20
Purchase of treasury stock	(1,041)	(1,742)
Net cash provided by financing activities	140,395	94,641
Net change in cash and cash equivalents during the period	8,507	13,817
Cash and cash equivalents at beginning of the period	103,994	96,676
Cash and cash equivalents at end of the period	$112,501	$110,493

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,217	$5,433
Income taxes	$199	$3,734
Other non-cash activity:
Unsettled purchase of investment securities held-to-maturity	$2,500	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly-owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer with the Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”).

The Bank was established to serve the commercial banking and private banking needs of middle-market businesses and high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients and had assets under management of $8.19 billion as of March 31, 2017. CTSC Securities primary business is facilitating marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell.

Regulatory approval was received and the Bank commenced operations on January 22, 2007. The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve. Chartwell is a registered investment advisor regulated by the SEC. Chartwell was established through the acquisition of substantially all the assets of Chartwell Investment Partners, LP that was effective March 5, 2014. CTSC Securities was capitalized in May 2014, and its broker/dealer registration was approved on March 7, 2017. CTSC Securities is regulated by the SEC and FINRA.

The Bank conducts business through its main office located in Pittsburgh, Pennsylvania, as well as its four additional representative offices in Cleveland, Ohio; Philadelphia, Pennsylvania; Edison, New Jersey; and New York, New York. Chartwell conducts business through its office located in Berwyn, Pennsylvania and CTSC Securities conducts business through its office located in Pittsburgh, Pennsylvania.

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

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly-owned subsidiary, Meadowood Asset Management, LLC, after elimination of inter-company accounts and transactions. The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to rules of the Securities and Exchange Commission for quarterly reports on form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2017.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income on investments over the life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income and the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis. For equity securities an OTTI charge is recorded through current period earnings for the full decline in fair value below cost.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value, as of March 31, 2017 and December 31, 2016. Cash and stock dividends are reported as interest income, in the consolidated statements of income.

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

The Company considers a loan to be a Troubled Debt Restructuring (“TDR”) when there is a concession made to a financially troubled borrower without adequate consideration provided to the Company. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed in non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to the original contractual terms will be achieved, as well as the borrower’s historical payment performance. A loan is designated and reported as a TDR until such loan is either paid-off or sold, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement.

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

The allowance was appropriate, in management’s judgment, to cover probable losses inherent in the loan portfolio as of March 31, 2017 and December 31, 2016. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In estimating probable loan loss under ASC Topic 450 management considers numerous factors, including historical charge-offs and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, the results of internal loan reviews, etc. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of the Company’s primary markets may historically tend to lag the national economy, with local economies in our primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends.

Management bases the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios: private banking, commercial and industrial, and commercial real estate. As the loan loss history, mix and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage that drives the secondary factor. There are nine risk factors and each risk factor is assigned a reserve level based on management’s judgment as to the probable impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was $150,000 and $0 of bad debt expense recorded for the three months ended March 31, 2017 and 2016, respectively, and there was $150,000 and $0 of allowance for uncollectible accounts recorded as of March 31, 2017 and December 31, 2016, respectively.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains and the non-credit component of unrealized losses on the Company’s investment securities available-for-sale are included in accumulated other comprehensive income (loss), net of applicable income taxes. Also included in accumulated other comprehensive income (loss) is the remaining unamortized balance of the unrealized holding gains (non-credit losses), net of applicable income taxes, that existed on the transfer date for investment securities reclassified into the held-to-maturity category from the available-for-sale category.

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

RECENT ACCOUNTING DEVELOPMENTS
In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The changes are effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016, and November 17, 2016, EITF Meetings  (SEC Update),” which incorporates into the FASB Accounting Standards Codification® recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The SEC staff had previously announced that registrants should include the disclosures starting with their December 2017 financial statements. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805),” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt the ASU and apply it to transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase their reported assets and liabilities - in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. This ASU is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for annual and interim periods in fiscal years beginning after December 15, 2018. This ASU mandates a modified retrospective transition method for all entities. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model that entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. Per ASU 2015-14, this update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2017, for public business entities, certain employee benefit plans, and certain not-for-profit entities applying U.S. GAAP. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$46,568	$198	$13	$46,753
Trust preferred securities	17,743	247	45	17,945
Non-agency mortgage-backed securities	5,750	4	—	5,754
Non-agency collateralized loan obligations	11,109	14	28	11,095
Agency collateralized mortgage obligations	42,565	45	228	42,382
Agency mortgage-backed securities	23,009	241	197	23,053
Agency debentures	4,770	57	—	4,827
Equity securities	8,720	—	275	8,445
Total investment securities available-for-sale	160,234	806	786	160,254
Investment securities held-to-maturity:
Corporate bonds	31,192	710	—	31,902
Agency debentures	4,967	21	—	4,988
Municipal bonds	25,212	218	8	25,422
Total investment securities held-to-maturity	61,371	949	8	62,312
Total	$221,605	$1,755	$794	$222,566

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

The equity securities noted in the tables above consisted of a mutual fund investing in short-duration, corporate bonds.

Income on investment securities included $1.2 million in taxable interest income, $113,000 in non-taxable interest income and $179,000 in dividend income for the three months ended March 31, 2017, as compared to taxable interest income of $961,000, non-taxable interest income of $114,000 and dividend income of $170,000 for the three months ended March 31, 2016.

As of March 31, 2017, the contractual maturities of the debt securities are:

	March 31, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,536	$6,553	$—	$—
Due from one to five years	41,069	41,235	17,613	17,947
Due from five to ten years	23,888	23,961	40,350	40,883
Due after ten years	80,021	80,060	3,408	3,482
Total debt securities	$151,514	$151,809	$61,371	$62,312

Included in the $80.1 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of March 31, 2017, were $69.6 million, or 87.0%, in floating-rate securities. Included in the $40.4 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of March 31, 2017, were $17.3 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale of investment securities available-for-sale during the three months ended March 31, 2017 and 2016, were $0 and $681,000, respectively. During the three months ended March 31, 2016, gross gains of $1,000 were realized and reclassified out of accumulated other comprehensive income (loss).

During the three months ended March 31, 2017, there was an investment security available-for-sale of $5.0 million that was called and gross losses of $2,000 were realized on this call.

Investment securities available-for-sale of $4.7 million, as of March 31, 2017, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired investment securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$7,194	$13	$—	$—	$7,194	$13
Trust preferred securities	—	—	4,513	45	4,513	45
Non-agency collateralized loan obligations	—	—	1,093	28	1,093	28
Agency collateralized mortgage obligations	4,337	11	33,603	217	37,940	228
Agency mortgage-backed securities	10,442	190	1,404	7	11,846	197
Equity securities	—	—	8,445	275	8,445	275
Total investment securities available-for-sale	21,973	214	49,058	572	71,031	786
Investment securities held-to-maturity:
Municipal bonds	2,690	8	—	—	2,690	8
Total investment securities held-to-maturity	2,690	8	—	—	2,690	8
Total temporarily impaired securities	$24,663	$222	$49,058	$572	$73,721	$794

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$10,543	$21	$—	$—	$10,543	$21
Trust preferred securities	—	—	9,038	72	9,038	72
Non-agency collateralized loan obligations	6,191	50	9,990	4	16,181	54
Agency collateralized mortgage obligations	4,593	12	34,408	267	39,001	279
Agency mortgage-backed securities	12,292	198	—	—	12,292	198
Equity securities	—	—	8,352	291	8,352	291
Total investment securities available-for-sale	33,619	281	61,788	634	95,407	915
Investment securities held-to-maturity:
Corporate bonds	2,492	8	1,978	22	4,470	30
Municipal bonds	12,559	96	—	—	12,559	96
Total investment securities held-to-maturity	15,051	104	1,978	22	17,029	126
Total temporarily impaired securities	$48,670	$385	$63,766	$656	$112,436	$1,041

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations and certain equity securities, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 26 positions, aggregating to $786,000 in unrealized losses that were temporarily impaired as of March 31, 2017, of which 11 positions were in an unrealized loss position for more than twelve months totaling $572,000. As of December 31, 2016, there were 30 positions, aggregating to $915,000 in unrealized losses that were temporarily impaired, of which 12 positions were in an unrealized loss position for more than twelve months totaling $634,000. Within the held-to-maturity portfolio, there were three positions, aggregating to $8,000 in unrealized losses that was temporarily impaired as of March 31, 2017, of which no positions were in an unrealized loss position for more than twelve months. As of December 31, 2016, there were 18 positions, aggregating to $126,000 in unrealized losses that were temporarily impaired, of which one position, for $22,000 was in an unrealized loss position for more than twelve months.

There were no investment securities classified as trading securities outstanding as of March 31, 2017 and December 31, 2016, respectively. There was no activity in investment securities classified as trading during the three months ended March 31, 2017 and 2016.

There was $13.2 million and $9.6 million in FHLB stock outstanding as of March 31, 2017 and December 31, 2016, respectively. There were $3.6 million of net purchases in FHLB stock during the three months ended March 31, 2017, and $800,000 of net purchases during the three months ended March 31, 2016.

[3] LOANS

The Company generates loans through the private banking and middle-market banking channels. These channels provide risk diversification and offer significant growth opportunities. The private banking channel includes loans secured by cash, marketable securities and other asset-based loans to executives, high-net-worth individuals, trusts and businesses, for many of whom we receive referrals based on relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. The middle-market banking channel consists of our commercial and industrial (“C&I”) and commercial real estate (“CRE”) loan portfolios that serve middle-market businesses and real estate developers.

Loans held-for-investment were comprised of the following:

	March 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees	$1,833,733	$586,039	$1,117,094	$3,536,866
Deferred loan costs (fees)	3,474	(193)	(3,057)	224
Loans held-for-investment, net of deferred fees	1,837,207	585,846	1,114,037	3,537,090
Allowance for loan losses	(1,421)	(10,436)	(4,328)	(16,185)
Loans held-for-investment, net	$1,835,786	$575,410	$1,109,709	$3,520,905

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees	$1,732,578	$587,791	$1,080,637	$3,401,006
Deferred loan costs (fees)	3,350	(368)	(2,934)	48
Loans held-for-investment, net of deferred fees	1,735,928	587,423	1,077,703	3,401,054
Allowance for loan losses	(1,424)	(12,326)	(5,012)	(18,762)
Loans held-for-investment, net	$1,734,504	$575,097	$1,072,691	$3,382,292

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms under the loan agreement. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of March 31, 2017 and December 31, 2016, was $1.91 billion and $1.75 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of March 31, 2017, were as follows: $1.55 billion in one year or less; $195.8 million in one to three years; and $165.3 million in greater than three years. The reserve for losses on unfunded commitments was $588,000 and $650,000 as of March 31, 2017 and December 31, 2016, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

Included in the unfunded commitment totals listed above, were loans in the process of origination totaling approximately $82.2 million and $59.8 million as of March 31, 2017 and December 31, 2016, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of March 31, 2017 and December 31, 2016, included in the total unfunded commitments above, was $71.1 million and $77.4 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. As of March 31, 2017, $37.1 million in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the three months ended March 31, 2017, there were three draws on standby letters of credit totaling $105,000, which were converted to loans to be repaid by the borrower. During the three months ended March 31, 2016, there was one draw on a standby letter of credit for $100,000, which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The probable liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

[4] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan losses on an annual basis. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios: private banking, commercial and industrial, and commercial real estate. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

The following discusses key characteristics and risks within each primary loan portfolio:

Private Banking Loans.
Our private banking lending activities are conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash and marketable securities. Some loans are secured by residential real estate or other financial assets. The portfolio also has lines of credit and some unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which was 92.2% and 91.3% of total private banking loans as of March 31, 2017 and December 31, 2016, respectively.

Middle-Market Banking: Commercial and Industrial Loans.
This loan portfolio primarily includes loans made to service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans.

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

Middle-Market Banking: Commercial Real Estate Loans.
This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, industrial, multifamily, retail and hospitality. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for these loans. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk of these loans is generally confined to the construction period. If there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

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

The following tables present the recorded investment in loans by credit quality indicator:

	March 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$1,836,728	$546,353	$1,114,037	$3,497,118
Special mention	—	18,350	—	18,350
Substandard	479	21,143	—	21,622
Loans held-for-investment	$1,837,207	$585,846	$1,114,037	$3,537,090

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$1,735,404	$545,276	$1,077,703	$3,358,383
Special mention	—	18,776	—	18,776
Substandard	524	23,371	—	23,895
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,424	$12,326	$5,012	$18,762
Provision (credit) for loan losses	(3)	930	(684)	243
Charge-offs	—	(2,889)	—	(2,889)
Recoveries	—	69	—	69
Balance, end of period	$1,421	$10,436	$4,328	$16,185

	Three Months Ended March 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,566	$11,064	$5,344	$17,974
Provision (credit) for loan losses	(150)	(50)	322	122
Charge-offs	—	—	—	—
Recoveries	—	450	—	450
Balance, end of period	$1,416	$11,464	$5,666	$18,546

There were charge-offs of $2.9 million on two C&I loans and $69,000 of recoveries on two C&I loans for the three months ended March 31, 2017. There were no charge-offs and $450,000 of recoveries on three C&I loans for the three months ended March 31, 2016.

The following tables present the age analysis of past due loans segregated by class of loan:

	March 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$—	$—	$—	$—	$1,837,207	$1,837,207
Commercial and industrial	—	—	—	—	585,846	585,846
Commercial real estate	—	—	—	—	1,114,037	1,114,037
Loans held-for-investment	$—	$—	$—	$—	$3,537,090	$3,537,090

	December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$—	$—	$224	$224	$1,735,704	$1,735,928
Commercial and industrial	—	—	—	—	587,423	587,423
Commercial real estate	—	—	—	—	1,077,703	1,077,703
Loans held-for-investment	$—	$—	$224	$224	$3,400,830	$3,401,054

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Three Months Ended March 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$479	$629	$479	$496	$—
Commercial and industrial	8,733	18,220	3,786	9,280	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	9,212	18,849	4,265	9,776	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	4,841	7,435	—	6,317	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	4,841	7,435	—	6,317	—
Total:
Private banking	479	629	479	496	—
Commercial and industrial	13,574	25,655	3,786	15,597	—
Commercial real estate	—	—	—	—	—
Total	$14,053	$26,284	$4,265	$16,093	$—

	As of and for the Twelve Months Ended December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$517	$656	$517	$592	$—
Commercial and industrial	17,273	26,126	6,422	19,158	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	17,790	26,782	6,939	19,750	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	471	487	—	485	26
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	471	487	—	485	26
Total:
Private banking	517	656	517	592	—
Commercial and industrial	17,744	26,613	6,422	19,643	26
Commercial real estate	—	—	—	—	—
Total	$18,261	$27,269	$6,939	$20,235	$26

Impaired loans as of March 31, 2017 and December 31, 2016, were $14.1 million and $18.3 million, respectively. There was no interest income recognized on these loans, while on non-accrual status, for the three months ended March 31, 2017, and the twelve months ended December 31, 2016. As of March 31, 2017 and December 31, 2016, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, as of March 31, 2017, there were specific reserves totaling $4.3 million, which were included in the $16.2 million allowance for loan losses. Also included in impaired loans was one partially charged off C&I loan with a balance of $4.8 million as of March 31, 2017, with no corresponding specific reserve since this loan had a net realizable value that management believes will be recovered from the borrower.

As of December 31, 2016, there were specific reserves totaling $6.9 million, which were included in the $18.8 million allowance for loan losses. Also included in impaired loans was one C&I loan with a balance of $471,000 as of December 31, 2016, with no corresponding specific reserve since this loan had a net realizable value that management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	March 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$479	$3,786	$—	$4,265
Collectively evaluated for impairment	942	6,650	4,328	11,920
Total allowance for loan losses	$1,421	$10,436	$4,328	$16,185
Loans held-for-investment:
Individually evaluated for impairment	$479	$13,574	$—	$14,053
Collectively evaluated for impairment	1,836,728	572,272	1,114,037	3,523,037
Loans held-for-investment	$1,837,207	$585,846	$1,114,037	$3,537,090

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$517	$6,422	$—	$6,939
Collectively evaluated for impairment	907	5,904	5,012	11,823
Total allowance for loan losses	$1,424	$12,326	$5,012	$18,762
Loans held-for-investment:
Individually evaluated for impairment	$517	$17,744	$—	$18,261
Collectively evaluated for impairment	1,735,411	569,679	1,077,703	3,382,793
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$—	$471
Non-accrual loans	13,574	17,273
Total troubled debt restructurings	$13,574	$17,744

Of the non-accrual loans as of March 31, 2017, four C&I loans were designated by the Company as TDRs. There were no loans that were still accruing interest and designated by the Company as a performing TDR as of March 31, 2017. The aggregate recorded investment of these loans was $13.6 million. There were unused commitments of $741,000 on these loans as of March 31, 2017.

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

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2017, and no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2016.

There were no modifications made to loans newly designated as TDRs during the three months ended March 31, 2017 and 2016.

Other Real Estate Owned

As of March 31, 2017 and December 31, 2016, the balance of the other real estate owned portfolio was $4.2 million and $4.2 million, respectively. There were no residential mortgage loans in the process of foreclosure as of March 31, 2017.

[5] DEPOSITS

As of March 31, 2017 and December 31, 2016, deposits were comprised of the following:

	Interest Rate Range as of	Weighted Average Interest Rate as of		Balance as of
(Dollars in thousands)	March 31, 2017	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$195,840	$230,226
Interest-bearing checking accounts	0.05 to 1.11%	0.88%	0.56%	273,558	218,984
Money market deposit accounts	0.10 to 1.50%	0.94%	0.82%	1,888,325	1,938,707
Total demand and savings accounts				2,357,723	2,387,917
Certificates of deposit	0.50 to 1.70%	1.03%	0.95%	960,157	898,862
Total deposits				$3,317,880	$3,286,779
Average rate paid on interest-bearing accounts		0.96%	0.84%

As of March 31, 2017 and December 31, 2016, the Bank had total brokered deposits of $821.1 million and $1.06 billion, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $460.2 million and $448.1 million as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017 and December 31, 2016, certificates of deposit with balances of $100,000 or more, excluding brokered deposits, amounted to $501.1 million and $441.1 million, respectively. Certificates of deposit with balances of $250,000 or more, excluding brokered deposits, amounted to $205.5 million and $178.1 million as of March 31, 2017 and December 31, 2016, respectively.

The contractual maturity of certificates of deposit, including brokered deposits, was as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
12 months or less	$831,051	$751,204
12 months to 24 months	98,858	121,011
24 months to 36 months	29,999	26,647
36 months to 48 months	249	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$960,157	$898,862

Interest expense on deposits was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Interest-bearing checking accounts	$362	$153
Money market deposit accounts	4,098	2,207
Certificates of deposit	2,253	1,778
Total interest expense on deposits	$6,713	$4,138

[6] BORROWINGS

As of March 31, 2017 and December 31, 2016, borrowings were comprised of the following:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 3/31/2017	1.02%	$215,000	4/3/2017		$—
Issued 3/29/2017	1.07%	100,000	6/29/2017		—
Issued 12/30/2016		—		0.77%	105,000	1/3/2017
Issued 12/29/2016		—		0.85%	100,000	3/29/2017
Subordinated notes payable (net of debt issuance costs of $439 and $490)	5.75%	34,561	7/1/2019	5.75%	34,510	7/1/2019
Total borrowings, net		$349,561			$239,510

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of March 31, 2017, the Bank’s borrowing capacity is based on the information provided in the December 31, 2016, QCR filing. As of March 31, 2017, the Bank had securities held in safekeeping at the FHLB with a fair value of $4.7 million, combined with pledged loans of $960.9 million, for a gross borrowing capacity of $687.8 million, of which $315.0 million was outstanding in advances, as reflected in the table above. As of December 31, 2016, there was $205.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of March 31, 2017, the full amount of these established lines were available to the Bank.

The Holding Company maintains an unsecured line of credit of $25.0 million, with Texas Capital Bank. As of March 31, 2017, the full amount of this established line was available to the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of March 31, 2017 and December 31, 2016, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of March 31, 2017 and December 31, 2016, the capital conservation buffer was 1.25% and 0.625%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$322,198	12.39%	$208,110	8.00%	N/A	N/A
Bank	$316,207	12.29%	$205,915	8.00%	$257,393	10.00%
Tier 1 risk-based capital ratio
Company	$297,060	11.42%	$156,082	6.00%	N/A	N/A
Bank	$304,558	11.83%	$154,436	6.00%	$205,915	8.00%
Common equity tier 1 risk-based capital ratio
Company	$297,060	11.42%	$117,062	4.50%	N/A	N/A
Bank	$304,558	11.83%	$115,827	4.50%	$167,306	6.50%
Tier 1 leverage ratio
Company	$297,060	7.56%	$157,159	4.00%	N/A	N/A
Bank	$304,558	7.80%	$156,093	4.00%	$195,116	5.00%

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan, under which eligible employees may contribute a percentage of their salary at their discretion. During the three months ended March 31, 2017 and 2016, the Company automatically contributed three percent of the employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-

time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $223,000 and $196,000 for the three months ended March 31, 2017 and 2016, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five-year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three months ended March 31, 2017, the Company recorded expense related to SERP of $194,000, utilizing a discount rate of 2.62%. For the three months ended March 31, 2016, the Company recorded expense related to SERP of $222,000, utilizing a discount rate of 2.15%. The recorded liability related to the SERP plan was $3.2 million and $3.0 million as of March 31, 2017 and December 31, 2016, respectively.

[9] STOCK TRANSACTIONS

The Board of Directors authorized the following repurchase programs of the Company’s common stock: January 2016 - $10 million; October 2016 - $5 million; and January 2017 - $5 million.

During the three months ended March 31, 2017, the Company repurchased a total of 44,866 shares for approximately $1.0 million, at an average cost of $23.21 per share, which are held as treasury stock. During the three months ended March 31, 2016, the Company repurchased a total of 148,206 shares for approximately $1.7 million, at an average cost of $11.76 per share, which are held as treasury stock.

The tables below show the changes in the Company’s common shares outstanding during the periods indicated:

Number of Common Shares Outstanding
Balance, December 31, 2015	28,056,195
Issuance of restricted common stock	394,309
Forfeitures of restricted common stock	(4,000)
Exercise of stock options	2,500
Purchase of treasury stock	(148,206)
Balance, March 31, 2016	28,300,798

Balance, December 31, 2016	28,415,654
Issuance of restricted common stock	324,675
Forfeitures of restricted common stock	—
Exercise of stock options	36,500
Purchase of treasury stock	(44,866)
Balance, March 31, 2017	28,731,963

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016

Net income available to common shareholders	$7,492	$5,843
Weighted average common shares outstanding:
Basic	27,627,285	27,679,445
Restricted stock - dilutive	551,025	114,326
Stock options - dilutive	539,196	447,579
Diluted	28,717,506	28,241,350

Earnings per common share:
Basic	$0.27	$0.21
Diluted	$0.26	$0.21

	Three Months Ended March 31,
	2017	2016
Anti-dilutive shares (1)	5,000	626,893

(1)	Included stock options and restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2017 and December 31, 2016:

	Asset Derivatives		Liability Derivatives
	as of March 31, 2017		as of March 31, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,837	Other liabilities	$58
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$10,518	Other liabilities	$10,811

	Asset Derivatives		Liability Derivatives
	as of December 31, 2016		as of December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,793	Other liabilities	$80
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	$10,324	Other liabilities	$10,529

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2017, the Company had four interest rate swaps, with an aggregate notional amount of $2.7 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for three months ended March 31, 2017 and 2016. There were no counterparty default losses on derivatives for the three months ended March 31, 2017 and 2016.

For the four derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2017, the Company recognized a net gain of $2,000 in non-interest income related to hedge ineffectiveness as compared to a net gain of $1,000 during the three months ended March 31, 2016. The

Company also recognized a decrease to interest income of $15,000 and $24,000 for the three months ended March 31, 2017 and 2016, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2017.

As of March 31, 2017, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $100.0 million that was designated as a cash flow hedge of interest rate risk. During the three months ended March 31, 2017, an unrealized net gain of $86,000 was recognized in accumulated other comprehensive income (loss) on the effective portion of the derivative.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the three months ended March 31, 2017, there was a decrease to interest expense of $42,000. During the next twelve months, the Company estimates $534,000 to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a remaining period of 27 months.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2017, the Company had 238 derivative transactions with an aggregate notional amount of $1.04 billion related to this program. During the three months ended March 31, 2017 and 2016, the Company recognized a net loss of $94,000 and a net loss $455,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended March 31,
(Dollars in thousands)		2017	2016
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(15)	$(24)
	Non-interest income	2	1
	Interest expense	42	—
Total		$29	$(23)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(94)	$(455)
Total		$(94)	$(455)

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

As of March 31, 2017, the termination value of derivatives for which we had master netting arrangements with the counterparty and in a net liability position was $305,000, including accrued interest. As of March 31, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.3 million. If the Company had breached any of these provisions as of March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$46,753	$—	$46,753
Trust preferred securities	—	17,945	—	17,945
Non-agency mortgage-backed securities	—	5,754	—	5,754
Non-agency collateralized loan obligations	—	11,095	—	11,095
Agency collateralized mortgage obligations	—	42,382	—	42,382
Agency mortgage-backed securities	—	23,053	—	23,053
Agency debentures	—	4,827	—	4,827
Equity securities	8,445	—	—	8,445
Interest rate swaps	—	12,355	—	12,355
Total financial assets	8,445	164,164	—	172,609

Financial liabilities:
Interest rate swaps	—	10,869	—	10,869
Total financial liabilities	$—	$10,869	$—	$10,869

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$54,045	$—	$54,045
Trust preferred securities	—	17,798	—	17,798
Non-agency mortgage-backed securities	—	5,764	—	5,764
Non-agency collateralized loan obligations	—	16,180	—	16,180
Agency collateralized mortgage obligations	—	43,821	—	43,821
Agency mortgage-backed securities	—	24,149	—	24,149
Agency debentures	—	4,783	—	4,783
Equity securities	8,352	—	—	8,352
Interest rate swaps	—	12,117	—	12,117
Total financial assets	8,352	178,657	—	187,009

Financial liabilities:
Interest rate swaps	—	10,609	—	10,609
Total financial liabilities	$—	$10,609	$—	$10,609

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$9,788	$9,788
Other real estate owned	—	—	4,178	4,178
Total assets	$—	$—	$13,966	$13,966

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$10,851	$10,851
Other real estate owned	—	—	4,178	4,178
Total assets	$—	$—	$15,029	$15,029

As of March 31, 2017 and December 31, 2016, the Company recorded $4.3 million and $6.9 million, respectively, of specific reserves to allowance for loan losses as a result of adjusting the fair value of impaired loans.

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is designated as a TDR. Impairment is measured based on a discounted cash flows method or the fair value of the underlying collateral less estimated selling costs. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and cause us to believe our recoverable value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans as part of the allowance for loan losses.

OTHER REAL ESTATE OWNED
Real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at fair value, less estimated disposition costs, with the fair value being determined by appraisal. Our policy is to obtain appraisals on collateral supporting OREO on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and cause us to believe our recoverable value may be less than the independent appraised value. Accordingly, other real estate owned is classified as Level 3.

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$9,788	Discounted cash flow	Discount due to restructured nature of operations	6%

Other real estate owned	$4,178	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments was as follows:

		March 31, 2017		December 31, 2016
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$112,501	$112,501	$103,994	$103,994
Investment securities available-for-sale: debt	2	151,809	151,809	166,540	166,540
Investment securities available-for-sale: equity	1	8,445	8,445	8,352	8,352
Investment securities held-to-maturity	2	61,371	62,312	53,940	54,498
Federal Home Loan Bank stock	2	13,241	13,241	9,641	9,641
Loans held-for-investment, net	3	3,520,905	3,507,011	3,382,292	3,362,031
Accrued interest receivable	2	10,375	10,375	9,614	9,614
Investment management fees receivable, net	2	7,725	7,725	7,749	7,749
Bank owned life insurance	2	65,265	65,265	64,815	64,815
Other real estate owned	3	4,178	4,178	4,178	4,178
Interest rate swaps	2	12,355	12,355	12,117	12,117

Financial liabilities:
Deposits	2	$3,317,880	$3,317,685	$3,286,779	$3,286,553
Borrowings, net	2	349,561	350,056	239,510	240,143
Interest rate swaps	2	10,869	10,869	10,609	10,609

During the three months ended March 31, 2017 and 2016, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2017 and December 31, 2016:

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$(297)	$1,127	$830	$(1,443)	$—	$(1,443)
Change in unrealized holding gains (losses)	183	55	238	(650)	—	(650)
Losses (gains) reclassified from other comprehensive income (1)	1	(27)	(26)	(1)	—	(1)
Net other comprehensive income (loss)	184	28	212	(651)	—	(651)
Balance, end of period	$(113)	$1,155	$1,042	$(2,094)	$—	$(2,094)

(1)
Consisted of a net realized loss on investment securities of $2,000, net of income tax benefit of $1,000 for the three months ended March 31, 2017; a net realized gain on investment securities of $1,000, net of income tax expense of $0 for the three months ended March 31, 2016; and a net realized gain on derivatives of $42,000 and $0, net of income tax expense of $15,000 and $0 for the three months ended March 31, 2017 and 2016, respectively.

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

•
The Investment Management segment provides advisory and sub-advisory investment management services to primarily institutional plan sponsors through the Chartwell Investment Partners, LLC subsidiary and also supports distribution and marketing efforts for Chartwell’s proprietary investment products through the Chartwell TSC Securities Corp. subsidiary. Chartwell also provides securities portfolio advisory services to the Bank. Chartwell’s assets under management was $8.19 billion as of March 31, 2017, which included 2.7% related to the Company’s securities portfolio.

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

(Dollars in thousands)	March 31, 2017	December 31, 2016
Assets:
Bank	$3,989,550	$3,846,353
Investment management	79,014	85,072
Parent and other	6,473	(968)
Total assets	$4,075,037	$3,930,457

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$28,661	$—	$76	$28,737	$23,287	$—	$73	$23,360
Interest expense	7,270	—	551	7,821	4,432	—	551	4,983
Net interest income (loss)	21,391	—	(475)	20,916	18,855	—	(478)	18,377
Provision for loan losses	243	—	—	243	122	—	—	122
Net interest income (loss) after provision for loan losses	21,148	—	(475)	20,673	18,733	—	(478)	18,255
Non-interest income:
Investment management fees	—	9,396	(56)	9,340	—	7,073	(54)	7,019
Net gain (loss) on the sale and call of investment securities	(2)	—	—	(2)	1	—	—	1
Other non-interest income	2,070	1	—	2,071	1,895	—	—	1,895
Total non-interest income	2,068	9,397	(56)	11,409	1,896	7,073	(54)	8,915
Non-interest expense:
Intangible amortization expense	—	463	—	463	—	390	—	390
Other non-interest expense	13,605	7,039	51	20,695	12,325	5,293	(2)	17,616
Total non-interest expense	13,605	7,502	51	21,158	12,325	5,683	(2)	18,006
Income (loss) before tax	9,611	1,895	(582)	10,924	8,304	1,390	(530)	9,164
Income tax expense (benefit)	2,928	727	(223)	3,432	2,990	532	(201)	3,321
Net income (loss)	$6,683	$1,168	$(359)	$7,492	$5,314	$858	$(329)	$5,843

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three months ended March 31, 2017. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2017.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Deterioration of our asset quality;

•	Our ability to prudently manage our growth and execute our strategy;

•	Changes in the value of collateral securing our loans;

•	Business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	Changes in management personnel;

•	Our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	Our ability to provide investment management performance competitive with our peers and benchmarks;

•	Operational risks associated with our business;

•	Volatility and direction of market interest rates;

•	Increased competition in the financial services industry, particularly from regional and national institutions;

•	Changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

•	Further government intervention in the U.S. financial system;

•	Natural disasters and adverse weather, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	Other factors that are discussed in the section entitled “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC on February 14, 2017, which is accessible at www.sec.gov.

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

General

We are a bank holding company that operates through two reporting segments: Bank and Investment Management. The Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals through our TriState Capital Bank subsidiary. The Bank segment generates most of its revenue from interest on loans and investments, loan related fees including swap fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. The Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional plan sponsors through our Chartwell Investment Partners, LLC subsidiary and also will facilitate marketing efforts for Chartwell’s proprietary investment products through our Chartwell TSC Securities Corp. subsidiary, a registered broker/dealer with the SEC and FINRA. The Investment Management segment generates its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

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

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and private clients on a national basis. Assets under management were $8.19 billion as of March 31, 2017. Our broker/dealer subsidiary facilitates marketing efforts for Chartwell’s proprietary investment products that require SEC or FINRA licensing.

For the three months ended March 31, 2017, our net income was $7.5 million compared to $5.8 million for the same period in 2016, an increase of $1.6 million. This increase was primarily due to the impact of (1) a $2.5 million, or 13.8%, increase in our net interest income; and (2) an increase in non-interest income of $2.5 million, largely related to higher investment management fees; offset by (3) higher provision for loan losses of $121,000; (4) an increase of $3.2 million in our non-interest expense; and (5) a $111,000 increase in income taxes.

Our diluted EPS was $0.26 for the three months ended March 31, 2017, compared to $0.21 for the same period in 2016. The increase is a result of an increase of $1.6 million in our net income.

For the three months ended March 31, 2017, total revenue increased $5.0 million, or 18.5%, to $32.3 million from $27.3 million for the same period in 2016, driven by higher net interest income for the Bank and higher investment management fees. Pre-tax, pre-provision net revenue increased $1.9 million, or 20.3%, to $11.2 million for the three months ended March 31, 2017, from $9.3 million for the same period in 2016, due to higher total revenue, partially offset by higher non-interest expenses.

Our annualized net interest margin was 2.24% for the three months ended March 31, 2017, as compared to 2.34% for the same period in 2016. The most significant factor driving net interest margin compression has been an increase in the cost of funds, partially offset by an increase in the yield on loans.

For the three months ended March 31, 2017, the Bank’s efficiency ratio was 57.99% as compared to 59.40% for the same period in 2016. Our non-interest expense to average assets for the three months ended March 31, 2017, was 2.15% compared to 2.19%, for the same period in 2016.

Our annualized return on average assets was 0.76% for the three months ended March 31, 2017, as compared to 0.71% for the same period in 2016. Our annualized return on average equity was 8.52%, for the three months ended March 31, 2017, as compared to 7.15%

for the same period in 2016. The increase in these ratios is due to continued growth in earnings from both the bank and investment management segments.

Total assets of $4.08 billion as of March 31, 2017, increased $144.6 million, or 14.9% on an annualized basis, from December 31, 2016. Loans held-for-investment grew by $136.0 million to $3.54 billion as of March 31, 2017, an annualized increase of 16.2%, from December 31, 2016, as a result of growth in our commercial and private banking loan portfolios. Total deposits increased $31.1 million, or 3.8% on an annualized basis, to $3.32 billion as of March 31, 2017, from December 31, 2016. We strategically reduced brokered deposits by $235.8 million in the first quarter of 2017, taking advantage of a $266.9 million increase in non-brokered deposits in the period.

Adverse rated credits to total loans declined to 1.13% at March 31, 2017, from 1.25% at December 31, 2016. The allowance for loan losses to loans was 0.46% as of March 31, 2017, compared to 0.55% as of December 31, 2016, which reflected the lower non-performing assets and lower levels of provision required for private banking loans. The provision for loan losses was $243,000 for the three months ended March 31, 2017, as compared to $122,000 for the same period in 2016.

Our book value per common share increased $0.14 to $12.52 as of March 31, 2017, from $12.38 as of December 31, 2016, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock during three months ended March 31, 2017.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “pre-tax, pre-provision net revenue,” “efficiency ratio,” and “adjusted EBITDA.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

“Tangible common equity” is defined as shareholders’ equity reduced by intangible assets, including goodwill. We believe this measure is important to management and investors to better understand and assess changes from period to period in shareholders’ equity exclusive of changes in intangible assets. Goodwill, an intangible asset that is recorded in a business purchase combination, has the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets.

“Tangible book value per common share” is defined as book value, excluding the impact of intangible assets, including goodwill, divided by common shares outstanding. We believe this measure is important to many investors who are interested in changes from period to period in book value per share exclusive of changes in intangible assets.

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

“Adjusted EBITDA” is defined as net income before interest expense, income taxes, depreciation and amortization as well as excluding acquisition related items. We use this measure particularly to assess the strength of our investment management business. We believe this measure is important because it allows management and investors to better assess our investment management performance in relation to our core operating earnings, excluding certain non-cash items and the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

(Dollars in thousands, except per share data)	March 31, 2017	December 31, 2016
Tangible book value per common share:
Total shareholders' equity	$359,659	$351,807
Less: intangible assets	66,746	67,209
Tangible common equity	$292,913	$284,598
Common shares outstanding	28,731,963	28,415,654
Tangible book value per common share	$10.19	$10.02

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Pre-tax, pre-provision net revenue:
Net interest income	$20,916	$18,377
Total non-interest income	11,409	8,915
Less: net gain (loss) on the sale and call of investment securities	(2)	1
Total revenue	32,327	27,291
Less: total non-interest expense	21,158	18,006
Pre-tax, pre-provision net revenue	$11,169	$9,285

Efficiency ratio:
Total non-interest expense	$21,158	$18,006
Less: acquisition related items	—	1
Less: intangible amortization expenses	463	390
Total non-interest expense (numerator)	$20,695	$17,615
Total revenue (denominator)	$32,327	$27,291
Efficiency ratio	64.02%	64.55%

BANK SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Bank pre-tax, pre-provision net revenue:
Net interest income	$21,391	$18,855
Total non-interest income	2,068	1,896
Less: net gain (loss) on the sale and call of investment securities	(2)	1
Total revenue	23,461	20,750
Less: total non-interest expense	13,605	12,325
Pre-tax, pre-provision net revenue	$9,856	$8,425

Bank efficiency ratio:
Total non-interest expense (numerator)	$13,605	$12,325
Total revenue (denominator)	$23,461	$20,750
Bank efficiency ratio	57.99%	59.40%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Investment Management EBITDA:
Net income	$1,168	$858
Interest expense	—	—
Income taxes expense	727	532
Depreciation expense	117	21
Intangible amortization expense	463	390
EBITDA	2,475	1,801
Acquisition related items	—	1
Adjusted EBITDA	$2,475	$1,802

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 64.7% and 67.3% of total revenue for the three months ended March 31, 2017 and 2016, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Interest income	$28,737	$23,360
Fully taxable equivalent adjustment	61	72
Interest income adjusted	28,798	23,432
Less: interest expense	7,821	4,983
Net interest income adjusted	$20,977	$18,449

Yield on earning assets	3.07%	2.97%
Cost of interest-bearing liabilities	0.94%	0.71%
Net interest spread	2.13%	2.26%
Net interest margin (1)	2.24%	2.34%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended March 31, 2017 and 2016. Non-accrual loans are included in the calculation of the average loan balances, while interest payments collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$114,709	$238	0.84%	$102,680	$133	0.52%
Federal funds sold	6,427	11	0.69%	6,053	5	0.33%
Investment securities available-for-sale	168,083	854	2.06%	176,307	743	1.69%
Investment securities held-to-maturity	54,591	574	4.26%	47,278	466	3.96%
FHLB stock	12,376	102	3.34%	8,602	97	4.54%
Total loans	3,448,837	27,019	3.18%	2,834,964	21,988	3.12%
Total interest-earning assets	3,805,023	28,798	3.07%	3,175,884	23,432	2.97%
Other assets	185,357			137,811
Total assets	$3,990,380			$3,313,695

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$217,704	$362	0.67%	$144,473	$153	0.43%
Money market deposit accounts	1,916,428	4,098	0.87%	1,551,068	2,207	0.57%
Certificates of deposit	934,913	2,253	0.98%	893,449	1,778	0.80%
Borrowings:
FHLB borrowing	270,222	554	0.83%	187,253	291	0.63%
Subordinated notes payable, net	34,528	554	6.51%	34,326	554	6.49%
Total interest-bearing liabilities	3,373,795	7,821	0.94%	2,810,569	4,983	0.71%
Noninterest-bearing deposits	218,007			151,940
Other liabilities	41,960			22,550
Shareholders' equity	356,618			328,636
Total liabilities and shareholders' equity	$3,990,380			$3,313,695

Net interest income (1)		$20,977			$18,449
Net interest spread			2.13%			2.26%
Net interest margin (1)			2.24%			2.34%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended March 31, 2017 and 2016. Net interest income, calculated on a fully taxable equivalent basis, increased $2.5 million, or 13.7%, to $21.0 million for the three months ended March 31, 2017, from $18.4 million for the same period in 2016. The increase in net interest income for the three months ended March 31, 2017, was primarily attributable to a $629.1 million, or 19.8%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $5.4 million, or 22.9%, in interest income, partially offset by an increase of $2.8 million, or 57.0%, in interest expense. Net interest margin decreased to 2.24% for the three months ended March 31, 2017, as compared to 2.34% for the same period in 2016, due to higher interest expense associated with the higher volumes and costs of deposits and FHLB borrowings, partially offset by a higher yield on the loan portfolio.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans of $613.9 million, or 21.7%, which is our primary earning asset and the Bank’s core business and an increase of six basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect on our floating-rate loans due to the Federal Reserve’s increases in the target federal funds rate, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 10 basis points to 3.07% for the three months ended March 31, 2017, as compared to 2.97% for the same period in 2016.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of $563.2 million, or 20.0%, in average interest-bearing liabilities for the three months ended March 31, 2017, coupled with an increase of 23 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2016. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $365.4 million in average money market deposit accounts and an increase of $83.0 million in average FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended March 31, 2017 and 2016. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2017 over 2016
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$88	$17	$105
Federal funds sold	6	—	6
Investment securities available-for-sale	148	(37)	111
Investment securities held-to-maturity	36	72	108
FHLB stock	(30)	35	5
Total loans	451	4,580	5,031
Total increase in interest income	699	4,667	5,366

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	112	97	209
Money market deposit accounts	1,301	590	1,891
Certificates of deposit	394	81	475
Borrowings:
FHLB borrowing	113	150	263
Subordinated notes payable, net	—	—	—
Total increase in interest expense	1,920	918	2,838
Total increase (decrease) in net interest income	$(1,221)	$3,749	$2,528

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses represents our determination of the amount necessary to be recorded against the current period’s earnings to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. For additional information regarding our allowance for loan losses, see “Allowance for Loan Losses.”

Provision for Loan Losses for the Three Months Ended March 31, 2017 and 2016. We recorded provision for loan losses of $243,000 for the three months ended March 31, 2017, compared to provision of $122,000 for the three months ended March 31, 2016. The provision for loan losses for the three months ended March 31, 2017, was comprised of a net increase of $215,000 of specific reserves on non-performing loans and a net increase in general reserves of $97,000, partially offset by recoveries of $69,000. The provision for loan losses for the three months ended March 31, 2016, was comprised of a net increase of $993,000 in specific reserves on commercial and industrial non-performing loans, partially offset by recoveries of $450,000, a net decrease of $288,000 in general reserves, and a decrease of $133,000 of specific reserves on private banking non-performing loans.

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

The following table presents the components of our non-interest income by operating segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,396	$(56)	$9,340	$—	$7,073	$(54)	$7,019
Service charges	94	—	—	94	136	—	—	136
Net gain (loss) on the sale and call of investment securities	(2)	—	—	(2)	1	—	—	1
Swap fees	1,099	—	—	1,099	1,240	—	—	1,240
Commitment and other fees	408	—	—	408	502	—	—	502
Other income (1)	469	1	—	470	17	—	—	17
Total non-interest income	$2,068	$9,397	$(56)	$11,409	$1,896	$7,073	$(54)	$8,915

(1)	Other income includes such items as income from BOLI, change in fair value on swaps, gain on the sale of loan or OREO and other general operating income.

Non-Interest Income for the Three Months Ended March 31, 2017 and 2016. Our non-interest income was $11.4 million for the three months ended March 31, 2017, an increase of $2.5 million, or 28.0%, from $8.9 million for the same period in 2016, primarily related to increases in investment management fees and other income, partially offset by lower swap fees.

Bank Segment:

•
Swap fees decreased $141,000 for the three months ended March 31, 2017, as compared to the same period in 2016, driven by fluctuations in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on clients’ expectations of market conditions and term loan originations.

•	Other income increased $452,000 for the three months ended March 31, 2017, as compared to the same period in 2016, largely due to an increase in the fair values of our swaps.

Investment Management Segment:

•
Investment management fees increased $2.3 million for the three months ended March 31, 2017, as compared to the same period in 2016, driven primarily by the additional three months of revenue provided by the operations of The Killen Group, Inc. (“TKG”), which was acquired at the end of April 2016. Assets under management of $8.19 billion as of March 31, 2017, decreased $387.0 million from March 31, 2016, primarily due to the previously disclosed conclusion of a sub-advisory relationship announced in the fourth quarter of 2016, partially offset by additional asset provided by the TKG acquisition.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$8,493	$5,450	$(50)	$13,893	$7,719	$4,214	$—	$11,933
Premises and occupancy costs	961	305	—	1,266	923	206	—	1,129
Professional fees	705	164	(18)	851	725	128	(52)	801
FDIC insurance expense	953	—	—	953	522	—	—	522
General insurance expense	198	103	—	301	179	66	—	245
State capital shares tax	352	—	—	352	329	—	—	329
Travel and entertainment expense	409	206	—	615	402	175	—	577
Intangible amortization expense	—	463	—	463	—	390	—	390
Other operating expenses (1)	1,534	811	119	2,464	1,526	504	50	2,080
Total non-interest expense	$13,605	$7,502	$51	$21,158	$12,325	$5,683	$(2)	$18,006

Full-time equivalent employees (2)	162	66	—	228	138	53	—	191

(1)
Other operating expenses includes such items as organizational dues and subscriptions, charitable contributions, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended March 31, 2017 and 2016. Our non-interest expense for the three months ended March 31, 2017, increased $3.2 million, or 17.5%, as compared to the same period in 2016, of which $1.3 million relates to the increase in expenses of the Bank segment and $1.8 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended March 31, 2017, increased by $774,000, compared to the same period in 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
FDIC insurance expense for the three months ended March 31, 2017, increased by $431,000, compared to the same period in 2016, due to the increase in assets and to the change in the FDIC assessment methodology effective for the third quarter of 2016.

Investment Management Segment:

•
Chartwell’s non-interest expenses for the three months ended March 31, 2017, increased by $1.8 million, compared to the same period in 2016, primarily due to three months of additional expenses contributed by the operations of TKG, which was acquired at the end of April 2016.

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

Income Taxes for the Three Months Ended March 31, 2017 and 2016. For the three months ended March 31, 2017, we recognized income tax expense of $3.4 million, or 31.4% of income before tax, as compared to income tax expense of $3.3 million, or 36.2% of income before tax, for the same period in 2016. Our effective tax rate of 31.4% for the three months ended March 31, 2017, decreased as compared to the prior year due to a higher level of investment tax credits recognized in three months ended March 31, 2017, versus the same period in 2016.

Financial Condition

Our total assets as of March 31, 2017, were $4.08 billion, which was an increase of $144.6 million, or 14.9% on an annualized basis, from December 31, 2016, driven primarily by growth in our loan portfolio. As of March 31, 2017, our loan portfolio of $3.54 billion, increased $136.0 million, or 16.2% annualized, from December 31, 2016. Total investment securities decreased $3.6 million, or 6.1% annualized, to $234.9 million, as of March 31, 2017, from December 31, 2016, primarily as a result of the net activity of calls, maturities and purchases of certain securities. Cash and cash equivalents increased $8.5 million, to $112.5 million, as of March 31, 2017, from December 31, 2016. As of March 31, 2017, our total deposits of $3.32 billion increased $31.1 million, or 3.8% annualized, from December 31, 2016. Net borrowings increased $110.1 million, to $349.6 million, as of March 31, 2017, from December 31, 2016. Our shareholders’ equity increased $7.9 million to $359.7 million as of March 31, 2017, from December 31, 2016. This increase was primarily the result of $7.5 million in net income and the impact of $854,000 in stock-based compensation, partially offset by the purchase of $1.0 million in treasury stock.

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. The loan portfolio represents our largest earning asset. As of March 31, 2017, 88.9% of our loans have a floating rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$1,837,207	51.9%	$1,735,928	51.0%
Middle-market banking loans:
Commercial and industrial	585,846	16.6%	587,423	17.3%
Commercial real estate	1,114,037	31.5%	1,077,703	31.7%
Total middle-market banking loans	1,699,883	48.1%	1,665,126	49.0%
Loans held-for-investment	$3,537,090	100.0%	$3,401,054	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $136.0 million, or 16.2% on an annualized basis, to $3.54 billion as of March 31, 2017, as compared to December 31, 2016. Our growth for the three months ended March 31, 2017, was comprised of an increase in private banking loans of $101.3 million, or 23.7% annualized, a decrease in commercial and industrial loans of $1.6 million, or 1.1% annualized, and an increase in commercial real estate loans of $36.3 million, or 13.7% annualized.

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel, including referral relationships with financial intermediaries, which operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of March 31, 2017, there was $1.69 billion, or 92.2%, of private banking loans that were secured by cash and marketable securities as compared to $1.58 billion, or 91.3%, as of December 31, 2016. Our private banking lines of credit are typically due on demand. The growth in loans secured by cash and marketable securities is expected to continue as a result of our focus on this portion of our private banking business as we believe we have strong competitive advantages in this line of business. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of these margin loans secured by cash and marketable securities, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2017	December 31, 2016
Private banking loans:
Secured by cash and marketable securities	$1,694,485	$1,584,373
Secured by real estate	100,157	110,476
Other	42,565	41,079
Total private banking loans	$1,837,207	$1,735,928

Middle-Market Banking - Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans, except for certain commercial loans that are secured by cash and marketable securities.

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, industrial, multifamily, retail and hospitality. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for these loans.

As of March 31, 2017, there were $933.3 million of total commercial real estate loans with a floating interest rate and $180.7 million with a fixed interest rate, as compared to $901.5 million and $176.2 million, respectively, as of December 31, 2016.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	March 31, 2017
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$1,726,514	$58,242	$52,451	$1,837,207
Commercial and industrial	147,227	354,717	83,902	585,846
Commercial real estate	189,913	538,327	385,797	1,114,037
Loans held-for-investment	$2,063,654	$951,286	$522,150	$3,537,090

Interest rate sensitivity:
Fixed interest rates	$108,494	$148,611	$136,401	$393,506
Floating or adjustable interest rates	1,955,160	802,675	385,749	3,143,584
Loans held-for-investment	$2,063,654	$951,286	$522,150	$3,537,090

Interest Reserve Loans

As of March 31, 2017, loans with interest reserves totaled $164.8 million, which represented 4.7% of loans held-for-investment, as compared to $159.4 million, or 4.7%, as of December 31, 2016. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

We base the computation of the allowance for loan losses under ASC Topic 450 on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of our three primary loan portfolios: private banking, commercial and industrial, and commercial real estate. As the loan loss history, mix and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage that drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on management’s judgment, as to the probable impact on each loan portfolio and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality at least monthly.

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
General reserves	$11,920	$11,823
Specific reserves	4,265	6,939
Total allowance for loan losses	$16,185	$18,762
Allowance for loan losses to loans	0.46%	0.55%

As of March 31, 2017, we had specific reserves totaling $4.3 million related to three commercial and industrial loans and two unsecured private banking loans, with an aggregated total outstanding balance of $9.2 million. All of these loans were on non-accrual status as of March 31, 2017.

As of December 31, 2016, we had specific reserves totaling $6.9 million related to four commercial and industrial loans and two unsecured private banking loans, with an aggregated total outstanding balance of $17.8 million. All of these loans were on non-accrual status as of December 31, 2016.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,421	51.9%	$1,424	51.0%
Commercial and industrial	10,436	16.6%	12,326	17.3%
Commercial real estate	4,328	31.5%	5,012	31.7%
Total allowance for loan losses	$16,185	100.0%	$18,762	100.0%

Allowance for Loan Losses as of March 31, 2017 and December 31, 2016. Our allowance for loan losses decreased to $16.2 million, or 0.46% of loans, as of March 31, 2017, as compared to $18.8 million, or 0.55% of loans, as of December 31, 2016. Our allowance for loan losses related to private banking loans decreased $3,000 to $1.4 million as of March 31, 2017, from December 31, 2016, which was attributable to lower specific reserves related to paydowns on non-performing loans partially offset by growth in this portfolio. Our allowance for loan losses related to commercial and industrial loans decreased $1.9 million to $10.4 million as of March 31, 2017, as compared to $12.3 million as of December 31, 2016, which was attributable to charge-offs of $2.9 million on non-performing loans partially offset by increases in general reserves of $746,000 and net increases in specific reserves of $253,000. Our allowance for loan losses related to commercial real estate loans decreased by $684,000 to $4.3 million as of March 31, 2017, as compared to $5.0 million as of December 31, 2016, primarily due to the overall strong credit quality of this portfolio partially offset by loan growth.

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

The following table provides an analysis of the allowance for loan losses and net charge-offs/recoveries for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Beginning balance	$18,762	$17,974
Charge-offs:
Private banking	—	—
Commercial and industrial	(2,889)	—
Commercial real estate	—	—
Total charge-offs	(2,889)	—
Recoveries:
Private banking	—	—
Commercial and industrial	69	450
Commercial real estate	—	—
Total recoveries	69	450
Net recoveries (charge-offs)	(2,820)	450
Provision for loan losses	243	122
Ending balance	$16,185	$18,546

Net loan charge-offs (recoveries) to average total loans, annualized	0.33%	(0.06)%
Provision for loan losses to average total loans, annualized	0.03%	0.02%

Net Charge-Offs for the Three Months Ended March 31, 2017. Our net loan charge-offs of $2.8 million, or 0.33% of average loans on an annualized basis, for the three months ended March 31, 2017, were related to charge-offs of $2.9 million on two commercial and industrial loans, all of which was previously reserved, and recoveries of $69,000 on two commercial and industrial loans.

Net Recoveries for the Three Months Ended March 31, 2016. Our net loan recoveries of $450,000, or 0.06% of average loans on an annualized basis, for the three months ended March 31, 2016, were related to three commercial and industrial loans.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of March 31, 2017 and December 31, 2016, and there was no interest income recognized on these loans, while on non-accrual status, for the three months ended March 31, 2017 and 2016. As of March 31, 2017, non-performing loans were $14.1 million, or 0.40% of total loans, compared to $17.8 million, or 0.52% of total loans, as of December 31, 2016. We had specific reserves of $4.3 million and $6.9 million as of March 31, 2017 and December 31, 2016, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 37.2% and 40.5% of the original loan balance after payments, charge-offs and specific reserves as of March 31, 2017 and December 31, 2016, respectively.

For additional information on our non-performing loans for March 31, 2017 and December 31, 2016, refer to Note 4, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $18.2 million, or 0.45% of total assets, as of March 31, 2017, as compared to $22.0 million, or 0.56% of total assets, as of December 31, 2016. The decrease in non-performing assets was due to $3.7 million in reductions on non-performing loans including $2.9 million in charge-offs and $848,000 in paydowns during the three months ended March 31, 2017. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of March 31, 2017 and December 31, 2016, we had eight OREO properties totaling $4.2 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Non-performing loans:
Private banking	$479	$517
Commercial and industrial	13,574	17,273
Commercial real estate	—	—
Total non-performing loans	$14,053	$17,790
Other real estate owned	4,178	4,178
Total non-performing assets	$18,231	$21,968

Non-performing troubled debt restructured loans	$13,574	$17,273
Performing troubled debt restructured loans	$—	$471
Non-performing loans to total loans	0.40%	0.52%
Allowance for loan losses to non-performing loans	115.17%	105.46%
Non-performing assets to total assets	0.45%	0.56%

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

For additional information on the age analysis of past due loans segregated by class of loan for March 31, 2017 and December 31, 2016, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

On a monthly basis, we monitor various credit quality indicators for our loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors.

We also monitor the loan portfolio through a formal periodic basis. Generally, all commercial loans are reviewed quarterly. Loan risk ratings are assigned based upon the creditworthiness of the borrower. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are viewed to have a lower risk of loss than loans that are risk rated as special mention, substandard and doubtful, which are viewed to have an increasing risk of loss. Our internal risk ratings are consistent with regulatory guidance.

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for March 31, 2017 and December 31, 2016, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and from time to time, securities held for trading purposes. Also included in our investment securities is Federal Home Loan Bank Stock. For additional information on FHLB stock, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the consolidated statements of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost.

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

As of March 31, 2017 and December 31, 2016, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of March 31, 2017, was approximately 1.7, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $160.3 million and $174.9 million in investment securities available-for-sale as of March 31, 2017 and December 31, 2016, respectively. The decrease of $14.6 million was primarily attributable to the net activity of repayments, including calls and maturities, of $22.5 million and purchases of $7.8 million of certain securities during the three months ended March 31, 2017.

On a fair value basis, 62.2% of our available-for-sale investment securities as of March 31, 2017, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2016, floating-rate securities comprised 67.0% of our available-for-sale investment securities.

On a fair value basis, 43.8% of our available-for-sale investment securities as of March 31, 2017, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2016, agency securities comprised 41.6% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $61.4 million and $53.9 million in investment securities held-to-maturity as of March 31, 2017 and December 31, 2016, respectively. The increase of $7.4 million was primarily attributable to purchases of $7.5 million of certain securities during the three months ended March 31, 2017. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of March 31, 2017 and December 31, 2016.

Trading Investment Securities. We held no investment securities for trading as of March 31, 2017 and December 31, 2016. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$46,568	$198	$13	$46,753
Trust preferred securities	17,743	247	45	17,945
Non-agency mortgage-backed securities	5,750	4	—	5,754
Non-agency collateralized loan obligations	11,109	14	28	11,095
Agency collateralized mortgage obligations	42,565	45	228	42,382
Agency mortgage-backed securities	23,009	241	197	23,053
Agency debentures	4,770	57	—	4,827
Equity securities	8,720	—	275	8,445
Total investment securities available-for-sale	160,234	806	786	160,254
Investment securities held-to-maturity:
Corporate bonds	31,192	710	—	31,902
Agency debentures	4,967	21	—	4,988
Municipal bonds	25,212	218	8	25,422
Total investment securities held-to-maturity	61,371	949	8	62,312
Total	$221,605	$1,755	$794	$222,566

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations, and certain equity securities, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of March 31, 2017. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, which would also impact the corresponding yield.

	March 31, 2017
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$6,553	2.35%	$40,200	2.21%	$—	—%	$—	—%	$46,753	2.23%
Trust preferred securities	—	—%	—	—%	9,131	2.89%	8,814	3.03%	17,945	2.96%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	5,754	1.90%	5,754	1.90%
Non-agency collateralized loan obligations	—	—%	—	—%	10,003	2.62%	1,092	3.26%	11,095	2.68%
Agency collateralized mortgage obligations	—	—%	1,035	1.32%	—	—%	41,347	1.24%	42,382	1.24%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	23,053	2.00%	23,053	2.00%
Agency debentures	—	—%	—	—%	4,827	2.65%	—	—%	4,827	2.65%
Total debt securities available-for-sale	6,553		41,235		23,961		80,060		151,809
Weighted average yield		2.35%		2.19%		2.73%		1.73%		2.04%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,262	6.38%	24,078	5.34%	2,562	5.63%	31,902	5.53%
Agency debentures	—	—%	—	—%	4,988	2.87%	—	—%	4,988	2.87%
Municipal bonds	—	—%	12,685	2.40%	11,817	2.84%	920	3.55%	25,422	2.65%
Total debt securities held-to-maturity	—		17,947		40,883		3,482		62,312
Weighted average yield		—%		3.53%		4.31%		5.07%		4.13%
Total debt securities	$6,553		$59,182		$64,844		$83,542		$214,121
Weighted average yield		2.35%		2.59%		3.72%		1.86%		2.64%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. Our client market primarily consists of high-net-worth individuals; family offices; trust companies; wealth management firms; businesses and their executives; municipalities; endowments and foundations; broker-dealers; futures commission merchants; and other financial institutions.

We build deposit relationships through both our commercial bank and our private bank channels. We compete for deposits by offering superior liquidity and treasury management products and services to our customers. We focus on providing our clients and prospects within our key markets with superior service, sophisticated yet customizable solutions, simple and competitive fee structures for our service offerings and an easier client experience. We believe that our deposit base is stable and diversified, and provides a low all-in cost. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth.

As of March 31, 2017, we consider nearly 90% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal certificates of deposit placed through Promontory’s CDARS® service and demand deposits placed through Promontory’s ICS® service, have been classified for some regulatory purposes as brokered deposits, while for other regulatory purposes they are not classified as brokered deposits. As of March 31, 2017, the Bank had CDARS® and ICS® reciprocal deposits totaling $460.2 million and other brokered deposits of $361.0 million. We continue to utilize other brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017		2016
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$217,704	0.67%	$144,473	0.43%
Money market deposit accounts	1,916,428	0.87%	1,551,068	0.57%
Certificates of deposit	934,913	0.98%	893,449	0.80%
Total average interest-bearing deposits	3,069,045	0.89%	2,588,990	0.64%
Noninterest-bearing deposits	218,007	—	151,940	—
Total average deposits	$3,287,052	0.83%	$2,740,930	0.61%

Average Deposits for the Three Months Ended March 31, 2017 and 2016. For the three months ended March 31, 2017, our average total deposits were $3.29 billion, representing an increase of $546.1 million, or 19.9%, from the same period in 2016. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits of 0.89%, for the three months ended March 31, 2017, increased from 0.64%, for the same period in 2016, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits increased to 62.4% of total average interest-bearing deposits, for the three months ended March 31, 2017, from 59.9% for the same period in 2016. Average certificates of deposit decreased to 30.5% of total average interest-bearing deposits for the three months ended March 31, 2017, compared to 34.5% for the same period in 2016. Average noninterest-bearing deposits increased $66.1 million, or 43.5%, to $218.0 million in the three months ended March 31, 2017, from $151.9 million for the three months ended March 31, 2016, and the average cost of deposits increased 22 basis points to 0.83% for the three months ended March 31, 2017, from 0.61% for the three months ended March 31, 2016.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of March 31, 2017.

(Dollars in thousands)	March 31, 2017
Months to maturity:
Three months or less	$335,708
Over three to six months	157,875
Over six to 12 months	296,107
Over 12 months	126,589
Total	$916,279

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

The following table presents certain information with respect to our outstanding borrowings, as of March 31, 2017 and December 31, 2016.

	March 31, 2017					December 31, 2016
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Daily FHLB borrowings	$215,000	1.02%	$370,000	$170,222	1-4 days	$105,000	0.77%	$260,000	$142,664	1-4 days
Term FHLB borrowings:
Issued 7/29/2015	—	—%	—	—		—	0.61%	25,000	14,754	12 months
Issued 7/29/2015	—	—%	—	—		—	0.72%	25,000	20,970	15 months
Issued 6/29/2016	—	—%	—	—		—	0.66%	100,000	24,863	3 months
Issued 9/29/2016	—	—%	—	—		—	0.58%	100,000	24,863	3 months
Issued 12/29/2016	—	0.85%	100,000	96,667	3 months	100,000	0.85%	100,000	820	3 months
Issued 3/29/2017	100,000	1.07%	100,000	3,333	3 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$350,000	1.51%	$605,000	$305,222		$240,000	1.53%	$645,000	$263,934

In June 2016, the Company entered into a three-year cash flow hedge derivative transaction to establish the interest rate paid on $100.0 million of the FHLB borrowings at an effective rate of 0.83% plus the difference between the 3-month FHLB advance rate and 3-month LIBOR. For additional information on the cash flow hedge, refer to Note 11, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of March 31, 2017, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of March 31, 2017, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable and our share repurchase programs. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. During the three months ended March 31, 2017, the parent company paid $1.0 million related to share repurchase programs and $1.0 million related to interest payments on the subordinated notes. During the three months ended March 31, 2016, the parent company paid $1.0 million related to interest payments on the subordinated notes and $1.7 million related to share repurchase programs. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of March 31, 2017. In addition, the holding company maintains an unsecured line of credit of $25.0 million with Texas Capital Bank. As of March 31, 2017, the full amount of this established line was available.

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

Our principal sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled) and earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to the Promontory’s reciprocal CDARS® and ICS® deposits and other brokered deposits, and the ability to raise debt and equity. Customer deposits are an important source of liquidity, which depends on the confidence of those customers in us and is supported by our capital position and the protection provided by FDIC insurance.

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position, including a liquidity gap, which measures potential sources and uses of funds over future periods. Policy guidelines have been established for a variety of liquidity-related performance metrics, such as net loans to deposits, brokered funding composition, cash to total loans and duration of certificates of deposit, among others, all of which are utilized in measuring and managing our liquidity position. The ALCO performs contingency funding and capital stress analyses at least annually to determine our ability to meet potential liquidity and capital needs under various stress scenarios.

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 81.4% and 83.6% as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, we had available liquidity of $658.9 million, or 16.2% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and unpledged investment securities available-for-sale), totaling $232.2 million, or 5.7% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $426.7 million, or 10.5% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Available cash	$76,738	$64,816
Unpledged investment securities available-for-sale	155,510	169,830
Net borrowing capacity	426,696	509,906
Total liquidity	$658,944	$744,552

For the three months ended March 31, 2017, we generated $1.3 million of cash from operating activities, compared to cash used of $5.7 million for the same period in 2016. This change in cash flow was primarily the result of an increase in net income of $1.6 million for the three months ended March 31, 2017, and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $133.2 million, for the three months ended March 31, 2017, as compared to a net cash outflow of $75.2 million for the same period in 2016. The outflows for the three months ended March 31, 2017, were primarily due to net loan growth of $145.7 million and purchases of investment securities totaling $12.7 million, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $22.5 million. The outflows for the three months ended March 31, 2016, included net loan growth of $56.1 million and purchases of investment securities totaling $22.3 million.

Financing activities resulted in a net inflow of $140.4 million for the three months ended March 31, 2017, compared to a net inflow of $94.6 million for the same period in 2016. The inflows for the three months ended March 31, 2017, were primarily a result of a net increase in deposits of $31.1 million and a net increase in FHLB borrowings of $110.0 million, compared to a $66.4 million net increase in deposits and a net increase in FHLB borrowings of $30.0 million for the three months ended March 31, 2016.

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

Shareholders’ Equity. Shareholders’ equity increased to $359.7 million as of March 31, 2017, compared to $351.8 million as of December 31, 2016. The $7.9 million increase during the three months ended March 31, 2017, was attributable to net income of $7.5 million, the impact of $854,000 in stock-based compensation, an increase of $212,000 in accumulated other comprehensive income (loss) and $335,000 in exercises of stock options, partially offset by the purchase of $1.0 million in treasury stock.

Regulatory Capital. As of March 31, 2017 and December 31, 2016, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$322,198	12.39%	$208,110	8.00%	N/A	N/A
Bank	$316,207	12.29%	$205,915	8.00%	$257,393	10.00%
Tier 1 risk-based capital ratio
Company	$297,060	11.42%	$156,082	6.00%	N/A	N/A
Bank	$304,558	11.83%	$154,436	6.00%	$205,915	8.00%
Common equity tier 1 risk-based capital ratio
Company	$297,060	11.42%	$117,062	4.50%	N/A	N/A
Bank	$304,558	11.83%	$115,827	4.50%	$167,306	6.50%
Tier 1 leverage ratio
Company	$297,060	7.56%	$157,159	4.00%	N/A	N/A
Bank	$304,558	7.80%	$156,093	4.00%	$195,116	5.00%

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that require future cash payments as of the date indicated.

	March 31, 2017
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$2,107,699	$250,024	$—	$—	$2,357,723
Certificates of deposit	831,051	128,857	249	—	960,157
Borrowings outstanding	315,000	35,000	—	—	350,000
Interest payments on certificates of deposit and borrowings	11,335	6,092	—	—	17,427
Operating leases	2,354	4,784	3,291	1,066	11,495
Commitments for low income housing tax credits	4,775	8,437	24	55	13,291
Commitments for small business investment companies	2,765	—	—	—	2,765
Total contractual obligations	$3,274,979	$433,194	$3,564	$1,121	$3,712,858

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

The following table is a summary of the total notional amount of unused loan commitments and standby letters of credit outstanding, based on the availability of eligible collateral or other terms under the loan agreement, by contractual maturities outstanding as of the date indicated.

	March 31, 2017
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$1,510,897	$173,957	$63,925	$89,300	$1,838,079
Standby letters of credit	37,095	21,873	7,318	4,779	71,065
Total off-balance sheet arrangements	$1,547,992	$195,830	$71,243	$94,079	$1,909,144

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

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$25,874	30.12%	-20.00%	$25,570	30.48%
+200	$17,230	20.06%	-15.00%	$16,986	20.25%
+100	$8,608	10.02%	-10.00%	$8,431	10.05%
–100	$(6,573)	(7.65)%	-10.00%	$(3,836)	(4.57)%

Economic value of equity:
+300	$5,738	1.66%	+/-30.00%	$6,027	1.82%
+200	$4,124	1.19%	+/-20.00%	$4,201	1.27%
+100	$2,139	0.62%	+/-10.00%	$2,095	0.63%
–100	$(3,487)	(1.01)%	+/-10.00%	$(11,980)	(3.61)%

Given the relatively low current interest rate environment, it is our strategy to continue to manage an asset sensitive interest rate risk position in both our net interest income and economic value of equity measures. Therefore, rising rates are expected to have a positive effect on both net interest income and economic value of equity as compared to a situation where rates fall or remain unchanged.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	Interest Rate Sensitivity Period
	March 31, 2017
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$108,490	$—	$—	$—	$—	$—	$—	$108,490
Federal funds sold	3,828	—	—	—	—	—	—	3,828
Total investment securities	115,222	2,520	6,353	51,812	34,943	23,788	228	234,866
Total loans	3,236,600	19,732	44,140	150,932	57,700	15,564	12,422	3,537,090
Other assets	—	—	—	—	—	—	190,763	190,763
Total assets	$3,464,140	$22,252	$50,493	$202,744	$92,643	$39,352	$203,413	$4,075,037

Liabilities:
Transaction deposits	$1,833,976	$77,883	$—	$250,024	$—	$—	$195,840	$2,357,723
Certificates of deposit	349,595	173,586	307,870	128,857	249	—	—	960,157
Borrowings, net	215,000	—	—	135,000	—	—	(439)	349,561
Other liabilities	—	—	—	—	—	—	47,937	47,937
Total liabilities	2,398,571	251,469	307,870	513,881	249	—	243,338	3,715,378

Equity	—	—	—	—	—	—	359,659	359,659
Total liabilities and equity	$2,398,571	$251,469	$307,870	$513,881	$249	$—	$602,997	$4,075,037

Interest rate sensitivity gap	$1,065,569	$(229,217)	$(257,377)	$(311,137)	$92,394	$39,352	$(399,584)
Cumulative interest rate sensitivity gap	$1,065,569	$836,352	$578,975	$267,838	$360,232	$399,584
Cumulative interest rate sensitive assets to rate sensitive liabilities	144.4%	131.6%	119.6%	107.7%	110.4%	111.5%	109.7%
Cumulative gap to total assets	26.1%	20.5%	14.2%	6.6%	8.8%	9.8%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 119.6% as of March 31, 2017, from 120.5% as of December 31, 2016.

In June 2016, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $100.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $100.0 million of borrowings from the less than 90 day maturity bucket to the one to three years maturity bucket. For additional information on the cash flow hedge, refer to Note 11, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2017, the Company was not a party to any legal proceedings that the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, that could cause our results to differ significantly from management’s expectations. Any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2016, or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended March 31, 2017:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1, 2017 - January 31, 2017	988	$21.87	988	$8,653,488
February 1, 2017 - February 28, 2017	40,878	23.23	40,878	7,703,832
March 1, 2017 - March 31, 2017	3,000	23.41	3,000	7,633,607
Total	44,866	$23.21	44,866	$7,633,607

*
In October 2016, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $5 million of its common stock from time to time on the open market or in privately negotiated transactions. In January 2017, the Company announced that its Board of Directors had approved an additional share repurchase program of up to $5 million.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: May 1, 2017

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.