Form 10-Q
period 2017-06-30
TriState Capital Holdings, Inc.
filed 2017-07-31
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2017

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
☐ Yes ☒ No

As of July 14, 2017, there were 28,665,726 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	June 30, 2017	December 31, 2016

ASSETS

Cash	$378	$183
Interest-earning deposits with other institutions	115,363	96,244
Federal funds sold	3,974	7,567
Cash and cash equivalents	119,715	103,994
Investment securities available-for-sale, at fair value (cost: $141,056 and $175,158, respectively)	141,922	174,892
Investment securities held-to-maturity, at cost (fair value: $62,445 and $54,498, respectively)	61,336	53,940
Federal Home Loan Bank stock	18,151	9,641
Total investment securities	221,409	238,473
Loans held-for-investment	3,771,312	3,401,054
Allowance for loan losses	(15,968)	(18,762)
Loans held-for-investment, net	3,755,344	3,382,292
Accrued interest receivable	10,607	9,614
Investment management fees receivable, net	7,418	7,749
Goodwill and other intangibles, net	66,283	67,209
Office properties and equipment, net	5,249	5,471
Bank owned life insurance	65,714	64,815
Deferred tax asset, net	6,344	7,204
Prepaid expenses and other assets	49,752	43,636
Total assets	$4,307,835	$3,930,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$3,529,868	$3,286,779
Borrowings, net	363,612	239,510
Accrued interest payable on deposits and borrowings	1,919	1,867
Other accrued expenses and other liabilities	44,797	50,494
Total liabilities	3,940,196	3,578,650

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 30,215,058 and 29,790,383, respectively; Shares outstanding - 28,665,726 and 28,415,654, respectively	287,936	285,480
Additional paid-in capital	7,808	6,782
Retained earnings	89,657	73,744
Accumulated other comprehensive income, net	1,387	830
Treasury stock (1,549,332 and 1,374,729 shares, respectively)	(19,149)	(15,029)
Total shareholders’ equity	367,639	351,807
Total liabilities and shareholders’ equity	$4,307,835	$3,930,457

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Interest income:
Loans	$30,242	$22,343	$57,261	$44,320
Investments	1,535	1,312	3,005	2,557
Interest-earning deposits	338	140	586	278
Total interest income	32,115	23,795	60,852	47,155

Interest expense:
Deposits	8,496	4,603	15,209	8,741
Borrowings	1,586	973	2,694	1,818
Total interest expense	10,082	5,576	17,903	10,559
Net interest income	22,033	18,219	42,949	36,596
Provision for loan losses	516	80	759	202
Net interest income after provision for loan losses	21,517	18,139	42,190	36,394
Non-interest income:
Investment management fees	9,130	9,462	18,470	16,481
Service charges	97	123	191	259
Net gain on the sale and call of investment securities	241	62	239	63
Swap fees	1,218	1,205	2,317	2,445
Commitment and other fees	409	507	817	1,009
Other income	617	88	1,087	105
Total non-interest income	11,712	11,447	23,121	20,362
Non-interest expense:
Compensation and employee benefits	14,222	12,807	28,115	24,740
Premises and occupancy costs	1,240	1,169	2,506	2,298
Professional fees	823	989	1,674	1,790
FDIC insurance expense	1,000	568	1,953	1,090
General insurance expense	259	265	560	510
State capital shares tax	398	328	750	657
Travel and entertainment expense	747	845	1,362	1,422
Intangible amortization expense	462	438	925	828
Other operating expenses	2,633	2,048	5,097	4,128
Total non-interest expense	21,784	19,457	42,942	37,463
Income before tax	11,445	10,129	22,369	19,293
Income tax expense	3,024	3,356	6,456	6,677
Net income	$8,421	$6,773	$15,913	$12,616

Earnings per common share:
Basic	$0.31	$0.25	$0.58	$0.46
Diluted	$0.29	$0.24	$0.55	$0.45

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Net income	$8,421	$6,773	$15,913	$12,616

Other comprehensive income:

Unrealized holding gains on investment securities, net of tax expense of $394, $605, $509 and $279	707	1,085	890	434

Reclassification adjustment for gains included in net income on investment securities, net of tax expense of ($86), ($5), ($85) and ($6)	(155)	(11)	(154)	(11)

Unrealized holding losses on derivatives, net of tax benefit of ($87), $(31), ($56) and $(31)	(155)	(56)	(100)	(56)

Reclassification adjustment for gains included in net income on derivatives, net of tax expense of $(29), $0, $(44) and $0	(52)	—	(79)	—

Other comprehensive income	345	1,018	557	367

Total comprehensive income	$8,766	$7,791	$16,470	$12,983

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2015	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977
Net income	—	—	12,616	—	—	12,616
Other comprehensive income	—	—	—	367	—	367
Exercise of stock options	296	(82)	—	—	—	214
Purchase of treasury stock	—	—	—	—	(3,177)	(3,177)
Stock-based compensation	—	1,697	—	—	—	1,697
Balance, June 30, 2016	$281,708	$12,424	$57,719	$(1,076)	$(13,081)	$337,694

Balance, December 31, 2016	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807
Net income	—	—	15,913	—	—	15,913
Other comprehensive income	—	—	—	557	—	557
Exercise of stock options	2,456	(1,504)	—	—	—	952
Purchase of treasury stock	—	—	—	—	(4,120)	(4,120)
Stock-based compensation	—	2,530	—	—	—	2,530
Balance, June 30, 2017	$287,936	$7,808	$89,657	$1,387	$(19,149)	$367,639

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$15,913	$12,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,681	1,461
Amortization of deferred financing costs	101	101
Provision for loan losses	759	202
Net gain on the sale of loans	(17)	—
Stock-based compensation expense	2,530	1,697
Net gain on the sale or call of investment securities available-for-sale	(239)	(17)
Net gain on the call of investment securities held-to-maturity	—	(46)
Net amortization of premiums and discounts	442	458
Decrease (increase) in investment management fees receivable, net	331	(571)
Increase in accrued interest receivable	(993)	(718)
Increase in accrued interest payable	52	165
Bank owned life insurance income	(899)	(886)
Increase (decrease) in income taxes payable	9	(353)
Decrease (increase) in prepaid income taxes	35	(3,045)
Deferred tax provision	536	467
Decrease in accounts payable and other accrued expenses	(9,389)	(6,961)
Other, net	(2,735)	589
Net cash provided by operating activities	8,117	5,159
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(7,845)	(22,354)
Purchase of investment securities held-to-maturity	(7,467)	—
Proceeds from the sale of investment securities available-for-sale	—	3,040
Principal repayments and maturities of investment securities available-for-sale	41,844	4,140
Principal repayments and maturities of investment securities held-to-maturity	—	2,500
Investment in low income housing tax credit	(84)	—
Investment in small business investment company	(235)	—
Net purchase of Federal Home Loan Bank stock	(8,510)	(3,830)
Net increase in loans	(380,661)	(158,182)
Proceeds from loan sales	6,867	1,196
Proceeds from the sale of other real estate owned	307	—
Additions to office properties and equipment	(533)	(338)
Acquisition, net of acquired cash	—	(14,095)
Net cash used in investing activities	(356,317)	(187,923)
Cash Flows from Financing Activities:
Net increase in deposit accounts	243,089	198,348
Net increase in Federal Home Loan Bank advances	120,000	5,000
Net increase in line of credit advances	4,000	—
Net proceeds from exercise of stock options	952	214
Purchase of treasury stock	(4,120)	(3,177)
Net cash provided by financing activities	363,921	200,385
Net change in cash and cash equivalents during the period	15,721	17,621
Cash and cash equivalents at beginning of the period	103,994	96,676
Cash and cash equivalents at end of the period	$119,715	$114,297

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,750	$10,293
Income taxes	$5,876	$8,841
Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$1,038
Liabilities assumed	$—	$1,402
Other non-cash activity:
Contingent consideration	$—	$3,687

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

The Bank was established to serve the commercial banking needs of middle-market businesses and private banking needs of high-net-worth individuals. Chartwell provides investment management services to institutional, sub-advisory, and separately managed account clients and had assets under management of $8.00 billion as of June 30, 2017. CTSC Securities primary business is facilitating marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell.

Regulatory approval was received and the Bank commenced operations on January 22, 2007. The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve. Chartwell is a registered investment advisor regulated by the SEC. Chartwell was established through the acquisition of substantially all the assets of Chartwell Investment Partners, LP on March 5, 2014. CTSC Securities was capitalized in May 2014, and its broker/dealer registration was approved on March 7, 2017. CTSC Securities is regulated by the SEC and FINRA.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value, as of June 30, 2017 and December 31, 2016. Cash and stock dividends are reported as interest income on investments, in the consolidated statements of income.

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

The Company considers a loan to be a Troubled Debt Restructuring (“TDR”) when there is a concession made to a financially troubled borrower without adequate consideration provided to the Company. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed on non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to the original contractual terms will be achieved, as well as the borrower’s historical payment performance. A loan is designated and reported as a TDR until such loan is either paid-off or sold, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement.

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

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is established through provisions for loan losses that are recorded in the consolidated statements of income. Loans are charged off against the allowance for loan losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans previously charged off, the recovered amount is credited to the allowance for loan losses.

The allowance was appropriate, in management’s judgment, to cover probable losses inherent in the loan portfolio as of June 30, 2017 and December 31, 2016. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was $150,000 and $0 of bad debt expense recorded for the six months ended June 30, 2017 and 2016, respectively, and there was $150,000 and $0 of allowance for uncollectible accounts recorded as of June 30, 2017 and December 31, 2016, respectively.

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

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of these assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as trade name, client lists and non-compete agreements, are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty-five years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

DEPOSITS
Deposits are stated at principal outstanding. Interest on deposits is accrued and charged to interest expense daily and is paid or credited in accordance with the terms of the respective accounts.

BORROWINGS
The Company records FHLB advances, line of credit borrowings and subordinated notes payable at their principal amount net of debt issuance costs, per ASU 2015-03. Interest expense is recognized based on the coupon rate of the obligations. Costs associated with the acquisition of subordinated notes payable are amortized to interest expense over the expected term of the borrowing.

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

RECENT ACCOUNTING DEVELOPMENTS
In May 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies what constitutes a modification of a share-based payment award. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently in the process of evaluating the impact of this standard; however, any changes are not expected to have a significant impact on our results of operations and financial position.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which shortens the premium amortization period for purchased non-contingently callable debt securities. Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing on the underlying securities. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. All entities may early adopt the standard for annual or interim periods. If an entity early adopts the ASU in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016, and November 17, 2016, EITF Meetings  (SEC Update),” which incorporates into the FASB Accounting Standards Codification® recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The SEC staff had previously announced that registrants should include the disclosures starting with their December 2017 financial statements. The Company is currently in the process of evaluating the impact of this standard; however, any changes are not expected to have a significant impact on our results of operations and financial position.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805),” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt the ASU and apply it to transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company is currently in the process of evaluating the impact of this standard; however, any changes are not expected to have a significant impact on our results of operations and financial position.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact this of standard; however, any changes are not expected to have a significant impact on our results of operations and financial position.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt the ASU, but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The Company is currently in the process of evaluating the impact of this standard; however, any changes are not expected to have a significant impact on our results of operations and financial position.

In September of 2016, the FASB issued ASU 2016-15, “Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight classification issues related to the statement of cash flows. The eight classification issues are as follows: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the ASU in an interim period, adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Entities should apply this ASU using a retrospective transition method to each period presented. If it is impracticable for an entity to apply the ASU retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of this standard; however, any changes are not expected to have a significant impact on our results of operations and financial position.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of this standard; however, any changes are not expected to have a significant impact on our results of operations and financial position.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 establishes a five-step model that entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. Per ASU 2015-14, this update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2017, for public business entities, certain employee benefit plans, and certain not-for-profit entities applying U.S. GAAP. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. With respect to non-interest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018, implementation date.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity are comprised of the following:

	June 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$44,732	$217	$9	$44,940
Trust preferred securities	17,776	1,009	—	18,785
Non-agency mortgage-backed securities	5,750	5	—	5,755
Non-agency collateralized loan obligations	983	—	25	958
Agency collateralized mortgage obligations	41,307	29	102	41,234
Agency mortgage-backed securities	21,720	191	183	21,728
Equity securities	8,788	—	266	8,522
Total investment securities available-for-sale	141,056	1,451	585	141,922
Investment securities held-to-maturity:
Corporate bonds	31,191	791	—	31,982
Agency debentures	4,968	17	12	4,973
Municipal bonds	25,177	313	—	25,490
Total investment securities held-to-maturity	61,336	1,121	12	62,445
Total	$202,392	$2,572	$597	$204,367

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

The equity securities noted in the tables above consisted of a mutual fund investing in short-duration, corporate bonds.

Income on investment securities included $1.2 million in taxable interest income, $113,000 in non-taxable interest income and $216,000 in dividend income for the three months ended June 30, 2017, as compared to taxable interest income of $1.0 million, non-taxable interest income of $118,000 and dividend income of $167,000 for the three months ended June 30, 2016.

Income on investment securities included $2.4 million in taxable interest income, $226,000 in non-taxable interest income and $395,000 in dividend income for the six months ended June 30, 2017, as compared to taxable interest income of $2.0 million, non-taxable interest income of $232,000 and dividend income of $337,000 for the six months ended June 30, 2016.

As of June 30, 2017, the contractual maturities of the debt securities are:

	June 30, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$4,848	$4,855	$1,007	$1,007
Due from one to five years	40,834	41,033	16,585	16,935
Due from five to ten years	9,148	9,438	42,836	43,567
Due after ten years	77,438	78,074	908	936
Total debt securities	$132,268	$133,400	$61,336	$62,445

Included in the $78.1 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of June 30, 2017, were $68.0 million, or 87.0%, that are floating-rate securities. Included in the $42.8 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of June 30, 2017, were $17.3 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale of investment securities available-for-sale during the three months ended June 30, 2017 and 2016, were $0 and $2.4 million, respectively. Proceeds from the call and prepayments of investment securities available-for-sale during the three months ended June 30, 2017 and 2016, were $16.7 million and $0, respectively. During the three months ended June 30, 2017, net gains of $241,000 on calls were comprised of gross gains of $241,000 and gross losses of $0, which were realized and reclassified out of accumulated other comprehensive income (loss). During the three months ended June 30, 2016, net gains of $16,000 on sales were comprised of gross gains of $19,000 and gross losses of $3,000.

Proceeds from the sale of investment securities available-for-sale during the six months ended June 30, 2017 and 2016, were $0 and $3.0 million, respectively. Proceeds from the call and prepayments of investment securities available-for-sale during the six months ended June 30, 2017 and 2016, were $21.7 million and $0, respectively. During the six months ended June 30, 2017, net gains of $239,000 on calls were comprised of gross gains of $241,000 and gross losses of $2,000, which were realized and reclassified out of accumulated other comprehensive income (loss). During the six months ended June 30, 2016, net gains of $17,000 on sales were comprised of gross gains of $20,000 and gross losses of $3,000.

During the six months ended June 30, 2016, there was an investment securities held-to-maturity of $2.5 million, which was called and gross gains of $46,000 was realized on this call and reclassified out of accumulated other comprehensive income (loss).

Investment securities available-for-sale of $4.5 million, as of June 30, 2017, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired investment securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$9,186	$9	$—	$—	$9,186	$9
Non-agency collateralized loan obligations	—	—	958	25	958	25
Agency collateralized mortgage obligations	—	—	34,436	102	34,436	102
Agency mortgage-backed securities	10,113	170	1,250	13	11,363	183
Equity securities	—	—	8,522	266	8,522	266
Total investment securities available-for-sale	19,299	179	45,166	406	64,465	585
Investment securities held-to-maturity:
Agency debentures	2,973	12	—	—	2,973	12
Total investment securities held-to-maturity	2,973	12	—	—	2,973	12
Total temporarily impaired securities	$22,272	$191	$45,166	$406	$67,438	$597

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$10,543	$21	$—	$—	$10,543	$21
Trust preferred securities	—	—	9,038	72	9,038	72
Non-agency collateralized loan obligations	6,191	50	9,990	4	16,181	54
Agency collateralized mortgage obligations	4,593	12	34,408	267	39,001	279
Agency mortgage-backed securities	12,292	198	—	—	12,292	198
Equity securities	—	—	8,352	291	8,352	291
Total investment securities available-for-sale	33,619	281	61,788	634	95,407	915
Investment securities held-to-maturity:
Corporate bonds	2,492	8	1,978	22	4,470	30
Municipal bonds	12,559	96	—	—	12,559	96
Total investment securities held-to-maturity	15,051	104	1,978	22	17,029	126
Total temporarily impaired securities	$48,670	$385	$63,766	$656	$112,436	$1,041

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations and certain equity securities, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses. Within the available-for-sale portfolio, there were 22 positions, aggregating to $585,000 in unrealized losses that were temporarily impaired as of June 30, 2017, of which 12 positions were in an unrealized loss position for more than twelve months totaling $406,000. As of December 31, 2016, there were 30 positions, aggregating to $915,000 in unrealized losses that were temporarily impaired, of which 12 positions were in an unrealized loss position for more than twelve months totaling $634,000. Within the held-to-maturity portfolio, there was one position, aggregating to $12,000 in an unrealized loss that was temporarily impaired as of June 30, 2017, of which no positions were in an unrealized loss position for more than twelve months. As of December 31, 2016, there were 18 positions, aggregating to $126,000 in unrealized losses that were temporarily impaired, of which one position, for $22,000 was in an unrealized loss position for more than twelve months.

There were no investment securities classified as trading securities outstanding as of June 30, 2017 and December 31, 2016, respectively. There was no activity in investment securities classified as trading during the six months ended June 30, 2017 and 2016.

There was $18.2 million and $9.6 million in FHLB stock outstanding as of June 30, 2017 and December 31, 2016, respectively. There were $8.5 million of net purchases in FHLB stock during the six months ended June 30, 2017, and $3.8 million of net purchases during the six months ended June 30, 2016.

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

Loans held-for-investment were comprised of the following:

	June 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees	$1,964,487	$639,990	$1,166,621	$3,771,098
Deferred loan costs (fees)	3,652	(182)	(3,256)	214
Loans held-for-investment, net of deferred fees	1,968,139	639,808	1,163,365	3,771,312
Allowance for loan losses	(1,448)	(9,901)	(4,619)	(15,968)
Loans held-for-investment, net	$1,966,691	$629,907	$1,158,746	$3,755,344

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees	$1,732,578	$587,791	$1,080,637	$3,401,006
Deferred loan costs (fees)	3,350	(368)	(2,934)	48
Loans held-for-investment, net of deferred fees	1,735,928	587,423	1,077,703	3,401,054
Allowance for loan losses	(1,424)	(12,326)	(5,012)	(18,762)
Loans held-for-investment, net	$1,734,504	$575,097	$1,072,691	$3,382,292

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms under the loan agreement. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of June 30, 2017 and December 31, 2016, was $2.00 billion and $1.75 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The lending commitment maturities as of June 30, 2017, were as follows: $1.65 billion in one year or less; $221.9 million in one to three years; and $120.7 million in greater than three years. The reserve for losses on unfunded commitments was

$588,000 and $650,000 as of June 30, 2017 and December 31, 2016, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

Included in the unfunded commitment totals listed above, were loans in the process of origination totaling approximately $43.6 million and $59.8 million as of June 30, 2017 and December 31, 2016, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of June 30, 2017 and December 31, 2016, included in the total unfunded commitments above, was $69.3 million and $77.4 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. As of June 30, 2017, $33.2 million in standby letters of credit will expire within one year, while the remaining standby letters of credit will expire in periods greater than one year. During the six months ended June 30, 2017, there were seven draws on standby letters of credit totaling $191,000, which were converted to loans and subsequently repaid by the borrowers. During the six months ended June 30, 2016, there was one draw on a standby letter of credit for $100,000, which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

[4] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan losses on an annual basis. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios: private banking, commercial and industrial, and commercial real estate. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the resultant allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

The following discusses key characteristics and risks within each primary loan portfolio:

Private Banking Loans.
Our private banking lending activities are conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash and marketable securities. This portfolio also has some loans that are secured by residential real estate or other financial assets, lines of credit and unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which were 92.7% and 91.3% of total private banking loans as of June 30, 2017 and December 31, 2016, respectively.

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

Middle-Market Banking: Commercial Real Estate Loans.
This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for these loans. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk for these loans is generally confined to the construction period. If there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

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

On a monthly basis, management monitors various credit quality indicators for the loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company monitors the collateral of margin loans secured by cash and marketable securities within the private banking portfolio, which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

Loan risk ratings are assigned based upon the creditworthiness of the borrower and the quality of the collateral for loans secured by marketable securities. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are believed to have a lower risk of loss than loans that are risk rated as special mention, substandard and doubtful, which are believed to have an increasing risk of loss. Our internal risk ratings are consistent with regulatory guidance. Management also monitors the loan portfolio through a formal periodic review process. All non-pass rated loans are reviewed monthly and higher risk-rated loans within the pass category are reviewed three times a year.

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

Substandard – A substandard loan is not adequately protected by the net worth and/or paying capacity of the obligor or by the collateral pledged, if any. Substandard loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. These loans are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – A doubtful loan has all the weaknesses inherent in a loan categorized as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following tables present the recorded investment in loans by credit quality indicator:

	June 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$1,967,696	$606,489	$1,163,365	$3,737,550
Special mention	—	25,932	—	25,932
Substandard	443	7,387	—	7,830
Loans held-for-investment	$1,968,139	$639,808	$1,163,365	$3,771,312

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$1,735,404	$545,276	$1,077,703	$3,358,383
Special mention	—	18,776	—	18,776
Substandard	524	23,371	—	23,895
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

Changes in the allowance for loan losses were as follows for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,421	$10,436	$4,328	$16,185
Provision for loan losses	27	198	291	516
Charge-offs	—	(1,000)	—	(1,000)
Recoveries	—	267	—	267
Balance, end of period	$1,448	$9,901	$4,619	$15,968

	Three Months Ended June 30, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,416	$11,464	$5,666	$18,546
Provision (credit) for loan losses	86	788	(794)	80
Charge-offs	—	(1,543)	—	(1,543)
Recoveries	—	132	—	132
Balance, end of period	$1,502	$10,841	$4,872	$17,215

There was a charge-off of $1.0 million on one C&I loan and recoveries of $267,000 on five C&I loans for the three months ended June 30, 2017. There was a charge-off of $1.5 million on one C&I loan and recoveries of $132,000 on four C&I loans for the three months ended June 30, 2016.

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,424	$12,326	$5,012	$18,762
Provision (credit) for loan losses	24	1,128	(393)	759
Charge-offs	—	(3,889)	—	(3,889)
Recoveries	—	336	—	336
Balance, end of period	$1,448	$9,901	$4,619	$15,968

	Six Months Ended June 30, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,566	$11,064	$5,344	$17,974
Provision (credit) for loan losses	(64)	738	(472)	202
Charge-offs	—	(1,543)	—	(1,543)
Recoveries	—	582	—	582
Balance, end of period	$1,502	$10,841	$4,872	$17,215

There were charge-offs of $3.9 million on two C&I loans and recoveries of $336,000 on five C&I loans for the six months ended June 30, 2017. There was a charge-off of $1.5 million on one C&I loan and recoveries of $582,000 on six C&I loans for the six months ended June 30, 2016.

The following tables present the age analysis of past due loans segregated by class of loan:

	June 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$—	$—	$—	$—	$1,968,139	$1,968,139
Commercial and industrial	—	—	704	704	639,104	639,808
Commercial real estate	—	—	—	—	1,163,365	1,163,365
Loans held-for-investment	$—	$—	$704	$704	$3,770,608	$3,771,312

	December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$—	$—	$224	$224	$1,735,704	$1,735,928
Commercial and industrial	—	—	—	—	587,423	587,423
Commercial real estate	—	—	—	—	1,077,703	1,077,703
Loans held-for-investment	$—	$—	$224	$224	$3,400,830	$3,401,054

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Six Months Ended June 30, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$443	$602	$443	$475	$—
Commercial and industrial	7,387	18,003	3,368	8,729	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	7,830	18,605	3,811	9,204	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	3,526	5,592	—	4,985	37
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	3,526	5,592	—	4,985	37
Total:
Private banking	443	602	443	475	—
Commercial and industrial	10,913	23,595	3,368	13,714	37
Commercial real estate	—	—	—	—	—
Total	$11,356	$24,197	$3,811	$14,189	$37

	As of and for the Twelve Months Ended December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$517	$656	$517	$592	$—
Commercial and industrial	17,273	26,126	6,422	19,158	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	17,790	26,782	6,939	19,750	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	471	487	—	485	26
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	471	487	—	485	26
Total:
Private banking	517	656	517	592	—
Commercial and industrial	17,744	26,613	6,422	19,643	26
Commercial real estate	—	—	—	—	—
Total	$18,261	$27,269	$6,939	$20,235	$26

Impaired loans as of June 30, 2017 and December 31, 2016, were $11.4 million and $18.3 million, respectively. There was no interest income recognized on these loans while on non-accrual status for the six months ended June 30, 2017, and the twelve months ended December 31, 2016. As of June 30, 2017 and December 31, 2016, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, as of June 30, 2017, there were specific reserves totaling $3.8 million, which were included in the $16.0 million allowance for loan losses. Also included in impaired loans was one partially charged off C&I loan with a balance of $3.5 million as of June 30, 2017, with no corresponding specific reserve since this loan had a net realizable value that management believes will be recovered from the borrower.

As of December 31, 2016, there were specific reserves totaling $6.9 million, which were included in the $18.8 million allowance for loan losses. Also included in impaired loans was one C&I loan with a balance of $471,000 as of December 31, 2016, with no corresponding specific reserve since this loan had a net realizable value that management believes will be recovered from the borrower.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	June 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$443	$3,368	$—	$3,811
Collectively evaluated for impairment	1,005	6,533	4,619	12,157
Total allowance for loan losses	$1,448	$9,901	$4,619	$15,968
Loans held-for-investment:
Individually evaluated for impairment	$443	$10,913	$—	$11,356
Collectively evaluated for impairment	1,967,696	628,895	1,163,365	3,759,956
Loans held-for-investment	$1,968,139	$639,808	$1,163,365	$3,771,312

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$517	$6,422	$—	$6,939
Collectively evaluated for impairment	907	5,904	5,012	11,823
Total allowance for loan losses	$1,424	$12,326	$5,012	$18,762
Loans held-for-investment:
Individually evaluated for impairment	$517	$17,744	$—	$18,261
Collectively evaluated for impairment	1,735,411	569,679	1,077,703	3,382,793
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$3,526	$471
Non-accrual loans	7,387	17,273
Total troubled debt restructurings	$10,913	$17,744

Of the non-accrual loans as of June 30, 2017, three C&I loans were designated by the Company as TDRs. There was also one C&I loan that that was accruing interest and designated by the Company as a performing TDR as of June 30, 2017. The aggregate recorded investment of these loans was $10.9 million. There were unused commitments of $1.4 million on these loans as of June 30, 2017, of which $705,000 was related to a performing TDR.

Of the non-accrual loans as of December 31, 2016, four C&I loans were designated by the Company as TDRs. There was also one C&I loan that was still accruing interest and designated by the Company as a performing TDR as of December 31, 2016. The aggregate recorded investment of these loans was $17.7 million. There were unused commitments of $121,000 on these loans as of December 31, 2016, of which $7,000 was related to a performing TDR.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the six months ended June 30, 2017, and no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the six months ended June 30, 2016.

There were no modifications made to loans newly designated as TDRs during the three and six months ended June 30, 2017 and 2016.

Other Real Estate Owned

As of June 30, 2017 and December 31, 2016, the balance of the other real estate owned portfolio was $3.9 million and $4.2 million, respectively. A property was sold from other real estate owned for $307,000 with a net gain of $38,000 realized during the six months ended June 30, 2017. There were no residential mortgage loans in the process of foreclosure as of June 30, 2017.

[5] DEPOSITS

As of June 30, 2017 and December 31, 2016, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	June 30, 2017	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$188,796	$230,226
Interest-bearing checking accounts	0.05 to 1.46%	1.09%	0.56%	342,008	218,984
Money market deposit accounts	0.10 to 1.60%	1.14%	0.82%	1,993,713	1,938,707
Total demand and savings accounts				2,524,517	2,387,917
Certificates of deposit	0.50 to 1.89%	1.21%	0.95%	1,005,351	898,862
Total deposits				$3,529,868	$3,286,779
Average rate paid on interest-bearing accounts		1.16%	0.84%

As of June 30, 2017 and December 31, 2016, the Bank had total brokered deposits of $937.2 million and $1.06 billion, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $523.1 million and $448.1 million as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 and December 31, 2016, certificates of deposit with balances of $100,000 or more, excluding brokered deposits, amounted to $437.6 million and $441.1 million, respectively. Certificates of deposit with balances of $250,000 or more, excluding brokered deposits, amounted to $159.6 million and $178.1 million as of June 30, 2017 and December 31, 2016, respectively.

The contractual maturity of certificates of deposit, including brokered deposits, was as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
12 months or less	$905,835	$751,204
12 months to 24 months	79,271	121,011
24 months to 36 months	20,245	26,647
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$1,005,351	$898,862

Interest expense on deposits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest-bearing checking accounts	$759	$154	$1,121	$307
Money market deposit accounts	5,150	2,622	9,248	4,829
Certificates of deposit	2,587	1,827	4,840	3,605
Total interest expense on deposits	$8,496	$4,603	$15,209	$8,741

[6] BORROWINGS

As of June 30, 2017 and December 31, 2016, borrowings were comprised of the following:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 6/30/2017	1.27%	$225,000	7/3/2017		$—
Issued 6/29/2017	1.32%	100,000	9/29/2017		—
Issued 12/30/2016		—		0.77%	105,000	1/3/2017
Issued 12/29/2016		—		0.85%	100,000	3/29/2017
Line of credit borrowing	4.21%	4,000	12/28/2017		—
Subordinated notes payable (net of debt issuance costs of $388 and $490)	5.75%	34,612	7/1/2019	5.75%	34,510	7/1/2019
Total borrowings, net		$363,612			$239,510

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of June 30, 2017, the Bank’s borrowing capacity is based on the information provided in the March 31, 2017, QCR filing. As of June 30, 2017, the Bank had securities held in safekeeping at the FHLB with a fair value of $4.5 million, combined with pledged loans of $1.00 billion, for a gross borrowing capacity of $717.2 million, of which $325.0 million was outstanding in advances, as reflected in the table above. As of December 31, 2016, there was $205.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of June 30, 2017, the full amount of these established lines were available to the Bank.

The Holding Company maintains an unsecured line of credit of $25.0 million, with Texas Capital Bank, of which $4.0 million was outstanding as of June 30, 2017, as reflected in the table above.

In June 2014, the Company completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

Interest expense on borrowings was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
FHLB borrowings	$1,016	$419	$1,570	$710
Line of credit borrowing	16	—	16	—
Subordinated notes payable	554	554	1,108	1,108
Total interest expense on borrowings	$1,586	$973	$2,694	$1,818

[7] REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of June 30, 2017 and

December 31, 2016, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

Financial depository institutions are categorized as well capitalized if they meet minimum Total risk-based, Tier 1 risk-based, CET 1 risk-based capital ratios and Tier 1 leverage ratio (Tier 1 capital to average assets) as set forth in the tables below. Based upon the information in the most recently filed Call Report, the Bank exceeded the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report that management believes have changed the Bank’s capital, as presented in the tables below.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of June 30, 2017 and December 31, 2016, the capital conservation buffer was 1.25% and 0.625%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$330,881	12.14%	$218,098	8.00%	N/A	N/A
Bank	$325,908	12.08%	$215,867	8.00%	$269,834	10.00%
Tier 1 risk-based capital ratio
Company	$305,569	11.21%	$163,573	6.00%	N/A	N/A
Bank	$314,062	11.64%	$161,901	6.00%	$215,867	8.00%
Common equity tier 1 risk-based capital ratio
Company	$305,569	11.21%	$122,680	4.50%	N/A	N/A
Bank	$314,062	11.64%	$121,425	4.50%	$175,392	6.50%
Tier 1 leverage ratio
Company	$305,569	7.45%	$164,088	4.00%	N/A	N/A
Bank	$314,062	7.71%	$162,972	4.00%	$203,715	5.00%

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan, under which eligible employees may contribute a percentage of their salary at their discretion. During the six months ended June 30, 2017 and 2016, the Company automatically contributed three percent of the eligible employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $219,000 and $206,000 for the three months ended June 30, 2017 and 2016, respectively. The Company’s contribution expense was $442,000 and $402,000 for the six months ended June 30, 2017 and 2016, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five-year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three and six months ended June 30, 2017, the Company recorded expense related to SERP of $73,000 and $267,000, respectively, utilizing a discount rate of 3.59%. For the three and six months ended June 30, 2016, the Company recorded expense related to SERP of $232,000 and $454,000, utilizing a discount rate of 2.15%. The recorded liability related to the SERP plan was $3.3 million and $3.0 million as of June 30, 2017 and December 31, 2016, respectively.

[9] STOCK TRANSACTIONS

The Board of Directors authorized the following repurchase programs of the Company’s common stock: January 2016 - $10 million; October 2016 - $5 million; and January 2017 - $5 million.

During the six months ended June 30, 2017, the Company repurchased a total of 174,603 shares for approximately $4.1 million, at an average cost of $23.60 per share, which are held as treasury stock. During the six months ended June 30, 2016, the Company repurchased a total of 257,722 shares for approximately $3.2 million, at an average cost of $12.33 per share, which are held as treasury stock.

The tables below show the changes in the Company’s common shares outstanding during the periods indicated:

Number of Common Shares Outstanding
Balance, December 31, 2015	28,056,195
Issuance of restricted common stock	394,309
Forfeitures of restricted common stock	(4,000)
Exercise of stock options	22,500
Purchase of treasury stock	(257,722)
Balance, June 30, 2016	28,211,282

Balance, December 31, 2016	28,415,654
Issuance of restricted common stock	324,675
Forfeitures of restricted common stock	—
Exercise of stock options	100,000
Purchase of treasury stock	(174,603)
Balance, June 30, 2017	28,665,726

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Net income available to common shareholders	$8,421	$6,773	$15,913	$12,616
Weighted average common shares outstanding:
Basic	27,601,702	27,549,475	27,614,423	27,601,331
Restricted stock - dilutive	636,596	180,317	594,335	147,823
Stock options - dilutive	547,327	495,612	544,159	472,728
Diluted	28,785,625	28,225,404	28,752,917	28,221,882

Earnings per common share:
Basic	$0.31	$0.25	$0.58	$0.46
Diluted	$0.29	$0.24	$0.55	$0.45

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive shares (1)	—	421,661	—	627,893

(1)	Included stock options and restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION
The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016:

	Asset Derivatives		Liability Derivatives
	as of June 30, 2017		as of June 30, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,514	Other liabilities	$40
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	11,390	Other liabilities	11,570

Total	Other assets	$12,904	Other liabilities	$11,610

	Asset Derivatives		Liability Derivatives
	as of December 31, 2016		as of December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,793	Other liabilities	$80
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	10,324	Other liabilities	10,529

Total	Other assets	$12,117	Other liabilities	$10,609

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of June 30, 2017:

	Offsetting of Derivative Assets
	June 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
Derivatives	$12,904	$—	$12,904	$(5,297)	$—	$7,607

	Offsetting of Derivative Liabilities
	June 30, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
Derivatives	$11,610	$—	$11,610	$(5,297)	$(2,093)	$4,220

FAIR VALUE HEDGES OF INTEREST RATE RISK
The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2017, the Company had four interest rate swaps, with an aggregate notional amount of $2.6 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions, however, credit risk was considered insignificant for six months ended June 30, 2017 and 2016. There were no counterparty default losses on derivatives for the six months ended June 30, 2017 and 2016.

For the four derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method. The Company includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the related derivatives. During the three months ended June 30, 2017, the Company recognized a net gain of $1,000 in non-interest income related to hedge ineffectiveness as compared to a net gain of $1,000 during the three months ended June 30, 2016. During the six months ended June 30, 2017, the Company recognized a net gain of $3,000 in non-interest income related to hedge ineffectiveness as compared to a net gain of $2,000 during the six months ended June 30, 2016. The Company also recognized a decrease to interest income of $16,000 and $23,000 for the three months ended June 30, 2017 and 2016, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items. The Company recognized a decrease to interest income of $31,000 and $47,000 for the six months ended June 30, 2017 and 2016, respectively, related to the Company’s fair value hedges, which includes net settlements on the derivatives, and any amortization adjustment of the basis in the hedged items.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2017.

As of June 30, 2017, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $100.0 million that was designated as a cash flow hedge of interest rate risk. During the three and six months ended June 30, 2017, an unrealized net loss of $242,000 and $156,000, respectively, was recognized in accumulated other comprehensive income (loss) on the effective portion of the derivative. During the three and six months ended June 30, 2016, an unrealized net loss of $87,000 and $87,000, respectively, was recognized in accumulated other comprehensive income (loss) on the effective portion of the derivative.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the three months ended June 30, 2017 and 2016, there was a decrease to interest expense of $81,000 and $0, respectively. During the six months ended June 30, 2017 and 2016, there was a decrease to interest expense of $123,000 and $0, respectively. During the next twelve months, the Company estimates $608,000 to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a remaining period of 24 months.

NON-DESIGNATED HEDGES
The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2017, the Company had 264 derivative transactions with an aggregate notional amount of $1.15 billion related to this program. During the three months ended June 30, 2017 and 2016, the Company recognized a net gain of $106,000 and a net loss of $385,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships. During the six months ended June 30, 2017 and 2016, the Company recognized a net gain of $12,000 and a net loss $840,000, respectively, related to changes in fair value of the derivatives not designated in hedging relationships.

EFFECT OF DERIVATIVE INSTRUMENTS IN THE STATEMENTS OF INCOME
The tables below present the effect of the Company’s derivative financial instruments in the consolidated statements of income for the periods presented:

		Three Months Ended June 30,
(Dollars in thousands)		2017	2016
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(16)	$(23)
	Non-interest income	1	1
	Interest expense	81	—
Total		$66	$(22)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$106	$(385)
Total		$106	$(385)

		Six Months Ended June 30,
(Dollars in thousands)		2017	2016
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(31)	$(47)
	Non-interest income	3	2
	Interest expense	123	—
Total		$95	$(45)

Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$12	$(840)
Total		$12	$(840)

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

As of June 30, 2017, the termination value of derivatives for which we had master netting arrangements with the counterparty and in a net liability position was $2.0 million, including accrued interest. As of June 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $6.6 million. If the Company had breached any of these provisions as of June 30, 2017, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$44,940	$—	$44,940
Trust preferred securities	—	18,785	—	18,785
Non-agency mortgage-backed securities	—	5,755	—	5,755
Non-agency collateralized loan obligations	—	958	—	958
Agency collateralized mortgage obligations	—	41,234	—	41,234
Agency mortgage-backed securities	—	21,728	—	21,728
Equity securities	8,522	—	—	8,522
Interest rate swaps	—	12,904	—	12,904
Total financial assets	8,522	146,304	—	154,826

Financial liabilities:
Interest rate swaps	—	11,610	—	11,610
Total financial liabilities	$—	$11,610	$—	$11,610

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$54,045	$—	$54,045
Trust preferred securities	—	17,798	—	17,798
Non-agency mortgage-backed securities	—	5,764	—	5,764
Non-agency collateralized loan obligations	—	16,180	—	16,180
Agency collateralized mortgage obligations	—	43,821	—	43,821
Agency mortgage-backed securities	—	24,149	—	24,149
Agency debentures	—	4,783	—	4,783
Equity securities	8,352	—	—	8,352
Interest rate swaps	—	12,117	—	12,117
Total financial assets	8,352	178,657	—	187,009

Financial liabilities:
Interest rate swaps	—	10,609	—	10,609
Total financial liabilities	$—	$10,609	$—	$10,609

INVESTMENT SECURITIES
Generally, investment securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs. The valuations for debt and equity securities are classified as either Level 1 or Level 2. U.S. Treasury Notes and equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets. Investment securities within Level 2 include corporate bonds; single-issuer trust preferred securities; non-agency mortgage-backed securities and collateralized loan obligations; and collateralized mortgage obligations, mortgage-backed securities, and debentures issued by U.S. government agencies.

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$7,545	$7,545
Other real estate owned	—	—	3,871	3,871
Total assets	$—	$—	$11,416	$11,416

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$10,851	$10,851
Other real estate owned	—	—	4,178	4,178
Total assets	$—	$—	$15,029	$15,029

As of June 30, 2017 and December 31, 2016, the Company recorded $3.8 million and $6.9 million, respectively, of specific reserves to allowance for loan losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$532	Liquidation analysis	Discount due to salability conditions	—%

Loans measured for impairment, net	$7,013	Discounted cash flow	Discount due to restructured nature of operations	6%

Other real estate owned	$3,871	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments was as follows:

		June 30, 2017		December 31, 2016
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$119,715	$119,715	$103,994	$103,994
Investment securities available-for-sale: debt	2	133,400	133,400	166,540	166,540
Investment securities available-for-sale: equity	1	8,522	8,522	8,352	8,352
Investment securities held-to-maturity	2	61,336	62,445	53,940	54,498
Federal Home Loan Bank stock	2	18,151	18,151	9,641	9,641
Loans held-for-investment, net	3	3,755,344	3,738,667	3,382,292	3,362,031
Accrued interest receivable	2	10,607	10,607	9,614	9,614
Investment management fees receivable, net	2	7,418	7,418	7,749	7,749
Bank owned life insurance	2	65,714	65,714	64,815	64,815
Other real estate owned	3	3,871	3,871	4,178	4,178
Interest rate swaps	2	12,904	12,904	12,117	12,117

Financial liabilities:
Deposits	2	$3,529,868	$3,529,124	$3,286,779	$3,286,553
Borrowings, net	2	363,612	364,077	239,510	240,143
Interest rate swaps	2	11,610	11,610	10,609	10,609

During the six months ended June 30, 2017 and 2016, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2017 and December 31, 2016:

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss), for the periods presented:

	Three Months Ended June 30,
	2017			2016
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$(113)	$1,155	$1,042	$(2,094)	$—	$(2,094)
Change in unrealized holding gains (losses)	707	(155)	552	1,085	(56)	1,029
Gains reclassified from other comprehensive income (1)	(155)	(52)	(207)	(11)	—	(11)
Net other comprehensive income (loss)	552	(207)	345	1,074	(56)	1,018
Balance, end of period	$439	$948	$1,387	$(1,020)	$(56)	$(1,076)

(1)
Consisted of a net realized gain on investment securities of $241,000 and $16,000, net of income tax expense of $86,000 and $5,000 for the three months ended June 30, 2017 and 2016, respectively; and net realized gain on derivatives of $81,000 and $0, net of income tax expense of $29,000 and $0 for the three months ended June 30, 2017 and 2016, respectively.

	Six Months Ended June 30,
	2017			2016
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$(297)	$1,127	$830	$(1,443)	$—	$(1,443)
Change in unrealized holding gains (losses)	890	(100)	790	434	(56)	378
Gains reclassified from other comprehensive income (1)	(154)	(79)	(233)	(11)	—	(11)
Net other comprehensive income (loss)	736	(179)	557	423	(56)	367
Balance, end of period	$439	$948	$1,387	$(1,020)	$(56)	$(1,076)

(1)
Consisted of a net realized gain on investment securities of $239,000 and $17,000, net of income tax expense of $85,000 and $6,000 for the six months ended June 30, 2017 and 2016, respectively; and a net realized gain on derivatives of $123,000 and $0, net of income tax expense of $44,000 and $0 for the six months ended June 30, 2017 and 2016, respectively.

[14] CONTINGENT LIABILITIES

The Company is not aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[15] SEGMENTS

The Company operates two reportable segments: Bank and Investment Management.

•	The Bank segment provides commercial banking and private banking services to middle-market businesses and high-net-worth individuals through the TriState Capital Bank subsidiary.

•
The Investment Management segment provides advisory and sub-advisory investment management services to institutional plan sponsors through the Chartwell Investment Partners, LLC subsidiary and also supports retail distribution and marketing efforts for Chartwell’s proprietary investment products through the Chartwell TSC Securities Corp. subsidiary.

The following tables provide financial information for the two segments of the Company as of and for the periods indicated. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Assets:
Bank	$4,222,278	$3,846,353
Investment management	80,612	85,072
Parent and other	4,945	(968)
Total assets	$4,307,835	$3,930,457

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$32,047	$—	$68	$32,115	$23,730	$—	$65	$23,795
Interest expense	9,515	—	567	10,082	5,025	—	551	5,576
Net interest income (loss)	22,532	—	(499)	22,033	18,705	—	(486)	18,219
Provision for loan losses	516	—	—	516	80	—	—	80
Net interest income (loss) after provision for loan losses	22,016	—	(499)	21,517	18,625	—	(486)	18,139
Non-interest income:
Investment management fees	—	9,182	(52)	9,130	—	9,517	(55)	9,462
Net gain on the sale and call of investment securities	241	—	—	241	62	—	—	62
Other non-interest income	2,341	—	—	2,341	1,922	1	—	1,923
Total non-interest income	2,582	9,182	(52)	11,712	1,984	9,518	(55)	11,447
Non-interest expense:
Intangible amortization expense	—	462	—	462	—	438	—	438
Other non-interest expense	13,688	7,612	22	21,322	12,299	6,683	37	19,019
Total non-interest expense	13,688	8,074	22	21,784	12,299	7,121	37	19,457
Income (loss) before tax	10,910	1,108	(573)	11,445	8,310	2,397	(578)	10,129
Income tax expense (benefit)	2,819	425	(220)	3,024	2,662	917	(223)	3,356
Net income (loss)	$8,091	$683	$(353)	$8,421	$5,648	$1,480	$(355)	$6,773

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$60,708	$—	$144	$60,852	$47,017	$—	$138	$47,155
Interest expense	16,785	—	1,118	17,903	9,457	—	1,102	10,559
Net interest income (loss)	43,923	—	(974)	42,949	37,560	—	(964)	36,596
Provision for loan losses	759	—	—	759	202	—	—	202
Net interest income (loss) after provision for loan losses	43,164	—	(974)	42,190	37,358	—	(964)	36,394
Non-interest income:
Investment management fees	—	18,578	(108)	18,470	—	16,590	(109)	16,481
Net gain on the sale and call of investment securities	239	—	—	239	63	—	—	63
Other non-interest income	4,411	1	—	4,412	3,817	1	—	3,818
Total non-interest income	4,650	18,579	(108)	23,121	3,880	16,591	(109)	20,362
Non-interest expense:
Intangible amortization expense	—	925	—	925	—	828	—	828
Other non-interest expense	27,293	14,651	73	42,017	24,623	11,977	35	36,635
Total non-interest expense	27,293	15,576	73	42,942	24,623	12,805	35	37,463
Income (loss) before tax	20,521	3,003	(1,155)	22,369	16,615	3,786	(1,108)	19,293
Income tax expense (benefit)	5,747	1,152	(443)	6,456	5,653	1,448	(424)	6,677
Net income (loss)	$14,774	$1,851	$(712)	$15,913	$10,962	$2,338	$(684)	$12,616

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and six months ended June 30, 2017. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2017.

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

General

We are a bank holding company that operates through two reporting segments: Bank and Investment Management. Through our TriState Capital Bank subsidiary the Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals. The Bank segment generates most of its revenue from interest on loans and investments, loan related fees including swap fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. Through our Chartwell Investment Partners, LLC subsidiary the Investment Management segment provides advisory and sub-advisory investment management services to institutional plan sponsors and also facilitates marketing efforts for Chartwell’s proprietary investment products through our Chartwell TSC Securities Corp. subsidiary, a registered broker/dealer with the SEC and FINRA. The Investment Management segment generates its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our earnings per share; total revenue; and pre-tax, pre-provision net revenue. Other salient metrics include the ratio of allowance for loan losses to loans; net interest margin; the efficiency ratio of the Bank segment; assets under management; adjusted EBITDA of the Investment Management segment; return on average assets; return on average equity; and regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services to institutional, sub-advisory, managed account and retail clients on a national basis. Assets under management were $8.00 billion as of June 30, 2017. Our broker/dealer subsidiary facilitates marketing efforts for Chartwell’s proprietary investment products that require SEC or FINRA licensing.

For the three months ended June 30, 2017, our net income was $8.4 million compared to $6.8 million for the same period in 2016, an increase of $1.6 million. This increase was primarily due to the net impact of (1) a $3.8 million, or 20.9%, increase in our net interest income; (2) an increase in non-interest income of $265,000; and (3) a $332,000 decrease in income taxes; offset by (4) an increase of $2.3 million in our non-interest expense; and (5) higher provision for loan losses of $436,000.

For the six months ended June 30, 2017, our net income was $15.9 million compared to $12.6 million for the same period in 2016, an increase of $3.3 million. This increase was primarily due to the impact of (1) a $6.4 million, or 17.4%, increase in our net interest income; (2) an increase in non-interest income of $2.8 million largely related to higher investment management fees; and (3) a $221,000 decrease in income taxes; offset by (4) an increase of $5.5 million in our non-interest expense; and (5) higher provision for loan losses of $557,000.

Our diluted EPS was $0.29 for the three months ended June 30, 2017, compared to $0.24 for the same period in 2016. The increase is a result of an increase of $1.6 million in our net income.

Our diluted EPS was $0.55 for the six months ended June 30, 2017, compared to $0.45 for the same period in 2016. The increase is a result of an increase of $3.3 million in our net income.

For the three months ended June 30, 2017, total revenue increased $3.9 million, or 13.2%, to $33.5 million from $29.6 million for the same period in 2016, driven by higher net interest income for the Bank. Pre-tax, pre-provision net revenue increased $1.6 million, or 15.5%, to $11.7 million for the three months ended June 30, 2017, from $10.1 million for the same period in 2016, primarily resulting from the higher total revenue partially offset by higher non-interest expense.

For the six months ended June 30, 2017, total revenue increased $8.9 million, or 15.7%, to $65.8 million from $56.9 million for the same period in 2016, driven by higher net interest income for the Bank and higher investment management fees. Pre-tax, pre-provision net revenue increased $3.5 million, or 17.8%, to $22.9 million for the six months ended June 30, 2017, from $19.4 million for the same period in 2016, due to higher total revenue, partially offset by higher non-interest expenses.

Our annualized net interest margin was 2.23% and 2.23% for the three and six months ended June 30, 2017, respectively, as compared to 2.25% and 2.29%, for the same periods in 2016, respectively. The most significant factor driving net interest margin compression has been an increase in the cost of funds, partially offset by an increase in the yield on loans.

Our non-interest expense to average assets for the three and six months ended June 30, 2017, was 2.10% and 2.12%, respectively, compared to 2.29% and 2.24%, for the same periods in 2016, respectively. For the three and six months ended June 30, 2017, the Bank’s efficiency ratio was 55.03% and 56.47%, respectively, as compared to 59.63% and 59.51% for the same periods in 2016, respectively.

Our annualized return on average assets was 0.81% and 0.79% for the three and six months ended June 30, 2017, respectively, as compared to 0.80% and 0.75% for the same periods in 2016, respectively. Our annualized return on average equity was 9.27% and 8.90%, for the three and six months ended June 30, 2017, respectively, as compared to 8.16% and 7.66% for the same periods in 2016, respectively. The increase in these ratios is largely due to continued growth in earnings.

Total assets of $4.31 billion as of June 30, 2017, increased $377.4 million, or 19.4% on an annualized basis, from December 31, 2016. Loans held-for-investment grew by $370.3 million to $3.77 billion as of June 30, 2017, an annualized increase of 22.0%, from December 31, 2016, as a result of growth in our commercial and private banking loan portfolios. Total deposits increased $243.1 million, or 14.9% on an annualized basis, to $3.53 billion as of June 30, 2017, from December 31, 2016.

Adverse rated credits to total loans declined to 0.90% at June 30, 2017, from 1.25% at December 31, 2016. The allowance for loan losses to loans was 0.42% as of June 30, 2017, compared to 0.55% as of December 31, 2016, reflecting the lower non-performing assets and lower levels of provision required for private banking loans. The provision for loan losses was $516,000 and $759,000 for the three and six months ended June 30, 2017, respectively, as compared to provision of $80,000 and $202,000 for the same periods in 2016, respectively.

Our book value per common share increased $0.45 to $12.83 as of June 30, 2017, from $12.38 as of December 31, 2016, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock during six months ended June 30, 2017.

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

(Dollars in thousands, except per share data)	June 30, 2017	December 31, 2016
Tangible book value per common share:
Total shareholders' equity	$367,639	$351,807
Less: intangible assets	66,283	67,209
Tangible common equity	$301,356	$284,598
Common shares outstanding	28,665,726	28,415,654
Tangible book value per common share	$10.51	$10.02

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Pre-tax, pre-provision net revenue:
Net interest income	$22,033	$18,219	$42,949	$36,596
Total non-interest income	11,712	11,447	23,121	20,362
Less: net gain on the sale and call of investment securities	241	62	239	63
Total revenue	33,504	29,604	65,831	56,895
Less: total non-interest expense	21,784	19,457	42,942	37,463
Pre-tax, pre-provision net revenue	$11,720	$10,147	$22,889	$19,432

Efficiency ratio:
Total non-interest expense	$21,784	$19,457	$42,942	$37,463
Less: acquisition related items	—	—	—	1
Less: intangible amortization expenses	462	438	925	828
Total non-interest expense (numerator)	$21,322	$19,019	$42,017	$36,634
Total revenue (denominator)	$33,504	$29,604	$65,831	$56,895
Efficiency ratio	63.64%	64.24%	63.83%	64.39%

BANK SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Bank pre-tax, pre-provision net revenue:
Net interest income	$22,532	$18,705	$43,923	$37,560
Total non-interest income	2,582	1,984	4,650	3,880
Less: net gain on the sale and call of investment securities	241	62	239	63
Total revenue	24,873	20,627	48,334	41,377
Less: total non-interest expense	13,688	12,299	27,293	24,623
Pre-tax, pre-provision net revenue	$11,185	$8,328	$21,041	$16,754

Bank efficiency ratio:
Total non-interest expense (numerator)	$13,688	$12,299	$27,293	$24,623
Total revenue (denominator)	$24,873	$20,627	$48,334	$41,377
Bank efficiency ratio	55.03%	59.63%	56.47%	59.51%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Investment Management EBITDA:
Net income	$683	$1,480	$1,851	$2,338
Interest expense	—	—	—	—
Income taxes expense	425	917	1,152	1,448
Depreciation expense	122	25	239	46
Intangible amortization expense	462	438	925	828
EBITDA	1,692	2,860	4,167	4,660
Acquisition related items	—	—	—	1
Adjusted EBITDA	$1,692	$2,860	$4,167	$4,661

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 65.2% and 64.3% of total revenue for the six months ended June 30, 2017 and 2016, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income	$32,115	$23,795	$60,852	$47,155
Fully taxable equivalent adjustment	60	74	121	146
Interest income adjusted	32,175	23,869	60,973	47,301
Less: interest expense	10,082	5,576	17,903	10,559
Net interest income adjusted	$22,093	$18,293	$43,070	$36,742

Yield on earning assets	3.25%	2.94%	3.16%	2.95%
Cost of interest-bearing liabilities	1.14%	0.77%	1.04%	0.74%
Net interest spread	2.11%	2.17%	2.12%	2.21%
Net interest margin (1)	2.23%	2.25%	2.23%	2.29%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended June 30, 2017 and 2016. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$118,916	$323	1.09%	$105,954	$135	0.51%
Federal funds sold	6,225	15	0.97%	6,041	5	0.33%
Investment securities available-for-sale	152,471	808	2.13%	185,477	816	1.77%
Investment securities held-to-maturity	61,359	639	4.18%	45,143	457	4.07%
FHLB stock	16,449	148	3.61%	11,984	102	3.42%
Total loans	3,619,251	30,242	3.35%	2,909,217	22,354	3.09%
Total interest-earning assets	3,974,671	32,175	3.25%	3,263,816	23,869	2.94%
Other assets	188,588			157,736
Total assets	$4,163,259			$3,421,552

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$304,973	$759	1.00%	$145,858	$154	0.42%
Money market deposit accounts	1,914,429	5,150	1.08%	1,603,881	2,622	0.66%
Certificates of deposit	924,110	2,587	1.12%	852,381	1,827	0.86%
Borrowings:
FHLB borrowing	379,890	1,016	1.07%	269,670	419	0.62%
Line of credit borrowing	1,527	16	4.20%	—	—	—%
Subordinated notes payable, net	34,579	554	6.43%	34,376	554	6.48%
Total interest-bearing liabilities	3,559,508	10,082	1.14%	2,906,166	5,576	0.77%
Noninterest-bearing deposits	194,957			147,540
Other liabilities	44,404			34,075
Shareholders' equity	364,390			333,771
Total liabilities and shareholders' equity	$4,163,259			$3,421,552

Net interest income (1)		$22,093			$18,293
Net interest spread			2.11%			2.17%
Net interest margin (1)			2.23%			2.25%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended June 30, 2017 and 2016. Net interest income, calculated on a fully taxable equivalent basis, increased $3.8 million, or 20.8%, to $22.1 million for the three months ended June 30, 2017, from $18.3 million for the same period in 2016. The increase in net interest income for the three months ended June 30, 2017, was primarily attributable to a $710.9 million, or 21.8%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $8.3 million, or 34.8%, in interest income, partially offset by an increase of $4.5 million, or 80.8%, in interest expense. Net interest margin decreased to 2.23% for the three months ended June 30, 2017, as compared to 2.25% for the same period in 2016, driven by higher interest expense associated with the higher volumes and cost of deposits and borrowings, partially offset by a higher yield on the loan portfolio.

The increase in interest income was primarily the result of an increase in average total loans of $710.0 million, or 24.4%, which is our primary earning asset and the Bank’s core business and an increase of 26 basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect on our floating-rate loans due to the Federal Reserve’s increases in the target federal funds rate, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 31 basis points to 3.25% for the three months ended June 30, 2017, as compared to 2.94% for the same period in 2016, primarily from higher yield on loans.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of $653.3 million, or 22.5%, in average interest-bearing liabilities for the three months ended June 30, 2017, coupled with an increase of 37 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2016. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $310.5 million in average money market deposit accounts, an increase of $159.1 million in average interest-bearing checking accounts, an increase of $71.7 million in average certificates of deposit and an increase of $110.2 million in average FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended June 30, 2017 and 2016. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30,
	2017 over 2016
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$170	$18	$188
Federal funds sold	10	—	10
Investment securities available-for-sale	151	(159)	(8)
Investment securities held-to-maturity	13	169	182
FHLB stock	6	40	46
Total loans	2,081	5,807	7,888
Total increase in interest income	2,431	5,875	8,306

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	335	270	605
Money market deposit accounts	1,945	583	2,528
Certificates of deposit	596	164	760
Borrowings:
FHLB borrowing	381	216	597
Line of credit borrowing	—	16	16
Subordinated notes payable, net	(3)	3	—
Total increase in interest expense	3,254	1,252	4,506
Total increase (decrease) in net interest income	$(823)	$4,623	$3,800

(1)
The change in interest income and expense due to change in composition and applicable yields and rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the six months ended June 30, 2017 and 2016. Non-accrual loans are included in the calculation of the average loan balances, while interest payments collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Six Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$116,824	$561	0.97%	$104,317	$268	0.52%
Federal funds sold	6,325	25	0.80%	6,047	10	0.33%
Investment securities available-for-sale	160,234	1,662	2.09%	180,892	1,559	1.73%
Investment securities held-to-maturity	57,994	1,214	4.22%	46,211	924	4.02%
FHLB stock	14,424	250	3.50%	10,293	199	3.89%
Total loans	3,534,514	57,261	3.27%	2,872,090	44,341	3.10%
Total interest-earning assets	3,890,315	60,973	3.16%	3,219,850	47,301	2.95%
Other assets	186,982			147,773
Total assets	$4,077,297			$3,367,623

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$261,579	$1,121	0.86%	$145,166	$307	0.43%
Money market deposit accounts	1,915,426	9,248	0.97%	1,577,474	4,829	0.62%
Certificates of deposit	929,482	4,840	1.05%	872,915	3,605	0.83%
Borrowings:
FHLB borrowing	325,359	1,570	0.97%	228,461	710	0.62%
Line of credit borrowing	768	16	4.20%	—	—	—%
Subordinated notes payable, net	34,553	1,108	6.47%	34,351	1,108	6.49%
Total interest-bearing liabilities	3,467,167	17,903	1.04%	2,858,367	10,559	0.74%
Noninterest-bearing deposits	206,416			149,740
Other liabilities	43,188			28,312
Shareholders' equity	360,526			331,204
Total liabilities and shareholders' equity	$4,077,297			$3,367,623

Net interest income (1)		$43,070			$36,742
Net interest spread			2.12%			2.21%
Net interest margin (1)			2.23%			2.29%

(1)	Net interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Six Months Ended June 30, 2017 and 2016. Net interest income, calculated on a fully taxable equivalent basis, increased $6.3 million, or 17.2%, to $43.1 million for the six months ended June 30, 2017, from $36.7 million for the same period in 2016. The increase in net interest income for the six months ended June 30, 2017, was primarily attributable to a $670.5 million, or 20.8%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $13.7 million, or 28.9%, in interest income, partially offset by an increase of $7.3 million, or 69.6%, in interest expense. Net interest margin decreased to 2.23% for the six months ended June 30, 2017, as compared to 2.29% for the same period in 2016, due to higher interest expense associated with the higher volumes and costs of deposits and borrowings, partially offset by a higher yield on the loan portfolio.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans of $662.4 million, or 23.1%, which is our primary earning asset and the Bank’s core business and an increase of 17 basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect on our floating-rate loans due to the Federal Reserve’s increases in the target federal funds rate, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 21 basis points to 3.16% for the six months ended June 30, 2017, as compared to 2.95% for the same period in 2016.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of $608.8 million, or 21.3%, in average interest-bearing liabilities for the six months ended June 30, 2017, coupled with an increase of 30 basis points in the average rate paid on our average interest-bearing liabilities compared to the same period in 2016. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $338.0 million in average money market deposit accounts, an increase of $116.4 million in average interest-bearing checking accounts, an increase of $56.6 million in average certificates of deposit and an increase of $96.9 million in average FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the six months ended June 30, 2017 and 2016. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Six Months Ended June 30,
	2017 over 2016
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$258	$35	$293
Federal funds sold	15	—	15
Investment securities available-for-sale	296	(193)	103
Investment securities held-to-maturity	50	240	290
FHLB stock	(21)	72	51
Total loans	2,493	10,427	12,920
Total increase in interest income	3,091	10,581	13,672

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	459	355	814
Money market deposit accounts	3,236	1,183	4,419
Certificates of deposit	994	241	1,235
Borrowings:
FHLB borrowing	490	370	860
Line of credit borrowing	—	16	16
Subordinated notes payable, net	—	—	—
Total increase in interest expense	5,179	2,165	7,344
Total increase (decrease) in net interest income	$(2,088)	$8,416	$6,328

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

Provision for Loan Losses for the Three Months Ended June 30, 2017 and 2016. We recorded provision for loan losses of $516,000 for the three months ended June 30, 2017, compared to provision of $80,000 for the three months ended June 30, 2016. The provision for loan losses for the three months ended June 30, 2017, was comprised of a net increase of $546,000 of specific reserves on non-performing loans and a net increase in general reserves of $237,000, partially offset by recoveries of $267,000. The provision for the three months ended June 30, 2016, was comprised of a net increase of $368,000 in specific reserves on non-performing loans, partially offset by a net decrease of $156,000 in general reserves and recoveries of $132,000.

Provision for Loan Losses for the Six Months Ended June 30, 2017 and 2016. We recorded provision for loan losses of $759,000 for the six months ended June 30, 2017, compared to provision of $202,000 for the six months ended June 30, 2016. The provision for loan losses for the six months ended June 30, 2017, was comprised of a net increase of $761,000 of specific reserves on non-performing loans and a net increase in general reserves of $334,000, partially offset by recoveries of $336,000. The provision for loan losses for the six months ended June 30, 2016, was comprised of a net increase of $1.2 million in specific reserves on non-performing loans, partially offset by a net decrease of $444,000 in general reserves and recoveries of $582,000.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees from Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,182	$(52)	$9,130	$—	$9,517	$(55)	$9,462
Service charges	97	—	—	97	123	—	—	123
Net gain on the sale and call of investment securities	241	—	—	241	62	—	—	62
Swap fees	1,218	—	—	1,218	1,205	—	—	1,205
Commitment and other fees	409	—	—	409	507	—	—	507
Other income (1)	617	—	—	617	87	1	—	88
Total non-interest income	$2,582	$9,182	$(52)	$11,712	$1,984	$9,518	$(55)	$11,447

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Three Months Ended June 30, 2017 and 2016. Our non-interest income was $11.7 million for the three months ended June 30, 2017, an increase of $265,000, or 2.3%, from $11.4 million for the same period in 2016, primarily related to increases in the net gain on investment securities and other income, partially offset by a decrease in investment management fees.

Bank Segment:

•	Net gain on the sale and call of investment securities was $241,000 for the three months ended June 30, 2017, compared to $62,000 for the same period in 2016.

•	Other income increased $530,000 for the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to an increase in the fair values of our interest rate swaps.

Investment Management Segment:

•
Investment management fees decreased $335,000 for the three months ended June 30, 2017, compared to the same period in 2016, driven primarily by lower assets under management. Assets under management of $8.00 billion as of June 30, 2017, decreased $2.59 billion from June 30, 2016, primarily due to the previously disclosed conclusion of a sub-advisory relationship announced in the fourth quarter of 2016, partially offset by additional assets provided by the The Killen Group, Inc. (“TKG”), which was acquired at the end of April 2016.

The following table presents the components of our non-interest income by operating segment for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$18,578	$(108)	$18,470	$—	$16,590	$(109)	$16,481
Service charges	191	—	—	191	259	—	—	259
Net gain on the sale and call of investment securities	239	—	—	239	63	—	—	63
Swap fees	2,317	—	—	2,317	2,445	—	—	2,445
Commitment and other fees	817	—	—	817	1,009	—	—	1,009
Other income (1)	1,086	1	—	1,087	104	1	—	105
Total non-interest income	$4,650	$18,579	$(108)	$23,121	$3,880	$16,591	$(109)	$20,362

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Six Months Ended June 30, 2017 and 2016. Our non-interest income was $23.1 million for the six months ended June 30, 2017, an increase of $2.8 million, or 13.5%, from $20.4 million for the same period in 2016, primarily related to increases in investment management fees, the net gain on investment securities and other income.

Bank Segment:

•	Net gain on the sale and call of investment securities was $239,000 for the six months ended June 30, 2017, compared to $63,000 for the same period in 2016.

•	Other income increased $982,000 for the six months ended June 30, 2017, as compared to the same period in 2016, largely due to an increase in the fair values of our interest rate swaps.

Investment Management Segment:

•
Investment management fees increased $2.0 million for the six months ended June 30, 2017, as compared to the same period in 2016, driven primarily by the additional four months of revenue provided by the operations of TKG, which was acquired at the end of April 2016, partially offset by the loss of a sub-advisory relationship.

Non-Interest Expense

Our non-interest expense represents the operating cost of maintaining and growing our business. The largest portion of non-interest expense for each segment is compensation and employee benefits, which include employee payroll expense as well as the cost of incentive compensation, benefit plans, health insurance and payroll taxes, all of which are impacted by the growth in our employee base, coupled with increases in the level of compensation and benefits of our existing employees. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest expense by operating segment for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$8,210	$6,662	$(650)	$14,222	$7,351	$5,456	$—	$12,807
Premises and occupancy costs	944	299	(3)	1,240	949	220	—	1,169
Professional fees	739	149	(65)	823	867	168	(46)	989
FDIC insurance expense	1,000	—	—	1,000	568	—	—	568
General insurance expense	190	69	—	259	180	85	—	265
State capital shares tax	398	—	—	398	328	—	—	328
Travel and entertainment expense	531	216	—	747	653	192	—	845
Intangible amortization expense	—	462	—	462	—	438	—	438
Other operating expenses (1)	1,676	217	740	2,633	1,403	562	83	2,048
Total non-interest expense	$13,688	$8,074	$22	$21,784	$12,299	$7,121	$37	$19,457

Full-time equivalent employees (2)	163	69	—	232	145	65	—	210

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended June 30, 2017 and 2016. Our non-interest expense for the three months ended June 30, 2017, increased $2.3 million, or 12.0%, as compared to the same period in 2016, of which $1.4 million relates to the increase in expenses of the Bank segment and $953,000 relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended June 30, 2017, increased by $859,000, compared to the same period in 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
FDIC insurance expense for the three months ended June 30, 2017, increased by $432,000, compared to the same period in 2016, due to the one-time change in the FDIC assessment methodology effective for the third quarter of 2016, and the increase in assets.

•	Other operating expenses for the three months ended June 30, 2017, increased by $273,000, compared to the same period in 2016, primarily due to higher marketing costs.

Investment Management Segment:

•
Chartwell’s non-interest expenses for the three months ended June 30, 2017, increased by $953,000, compared to the same period in 2016, primarily due to one additional month of expenses contributed by the operations of TKG, which was acquired at the end of April 2016, and also an increase in compensation expense related to the higher number of full-time equivalent employees.

The following table presents the components of our non-interest expense by operating segment for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$16,703	$12,112	$(700)	$28,115	$15,070	$9,670	$—	$24,740
Premises and occupancy costs	1,906	603	(3)	2,506	1,872	426	—	2,298
Professional fees	1,445	312	(83)	1,674	1,591	296	(97)	1,790
FDIC insurance expense	1,953	—	—	1,953	1,090	—	—	1,090
General insurance expense	388	172	—	560	359	151	—	510
State capital shares tax	750	—	—	750	657	—	—	657
Travel and entertainment expense	939	423	—	1,362	1,055	367	—	1,422
Intangible amortization expense	—	925	—	925	—	828	—	828
Other operating expenses (1)	3,209	1,029	859	5,097	2,929	1,067	132	4,128
Total non-interest expense	$27,293	$15,576	$73	$42,942	$24,623	$12,805	$35	$37,463

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Six Months Ended June 30, 2017 and 2016. Our non-interest expense for the six months ended June 30, 2017, increased $5.5 million, or 14.6%, as compared to the same period in 2016, of which $2.7 million relates to the increase in expenses of the Bank segment and $2.8 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the six months ended June 30, 2017, increased by $1.6 million, compared to the same period in 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
FDIC insurance expense for the six months ended June 30, 2017, increased by $863,000, compared to the same period in 2016, due to the one-time change in the FDIC assessment methodology effective for the third quarter of 2016, and the increase in assets.

Investment Management Segment:

•
Chartwell’s non-interest expenses for the six months ended June 30, 2017, increased by $2.8 million, compared to the same period in 2016, primarily due to four months of additional expenses contributed by the operations of TKG, which was acquired at the end of April 2016, and also an increase in compensation expense related to the higher number of full-time equivalent employees.

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

Income Taxes for the Three Months Ended June 30, 2017 and 2016. For the three months ended June 30, 2017, we recognized income tax expense of $3.0 million, or 26.4% of income before tax, as compared to income tax expense of $3.4 million, or 33.1% of income before tax, for the same period in 2016. Our effective tax rate of 26.4% for the three months ended June 30, 2017, decreased as compared to the prior year due to a higher level of investment tax credits recognized in the three months ended June 30, 2017, versus the same period in 2016.

Income Taxes for the Six Months Ended June 30, 2017 and 2016. For the six months ended June 30, 2017, we recognized income tax expense of $6.5 million, or 28.9% of income before tax, as compared to income tax expense of $6.7 million, or 34.6% of income before tax, for the same period in 2016. Our effective tax rate of 28.9% for the six months ended June 30, 2017, decreased as compared to the prior year due to a higher level of investment tax credits recognized in the six months ended June 30, 2017, versus the same period in 2016.

Financial Condition

Our total assets as of June 30, 2017, were $4.31 billion, which was an increase of $377.4 million, or 19.4% on an annualized basis, from December 31, 2016, driven primarily by growth in our loan portfolio. As of June 30, 2017, our loan portfolio of $3.77 billion, increased $370.3 million, or 22.0% annualized, from December 31, 2016. Total investment securities decreased $17.1 million, or 14.4% annualized, to $221.4 million, as of June 30, 2017, from December 31, 2016, primarily as a result of the net activity of calls, maturities and purchases of certain securities. Cash and cash equivalents increased $15.7 million, to $119.7 million, as of June 30, 2017, from December 31, 2016. As of June 30, 2017, our total deposits of $3.53 billion increased $243.1 million, or 14.9% annualized, from December 31, 2016. Net borrowings increased $124.1 million, to $363.6 million, as of June 30, 2017, from December 31, 2016. Our shareholders’ equity increased $15.8 million to $367.6 million as of June 30, 2017, from December 31, 2016. This increase was primarily the result of $15.9 million in net income and the impact of $2.5 million in stock-based compensation, partially offset by the purchase of $4.1 million in treasury stock.

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. The loan portfolio represents our largest earning asset. As of June 30, 2017, 89.8% of our loans have a floating rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$1,968,139	52.2%	$1,735,928	51.0%
Middle-market banking loans:
Commercial and industrial	639,808	17.0%	587,423	17.3%
Commercial real estate	1,163,365	30.8%	1,077,703	31.7%
Total middle-market banking loans	1,803,173	47.8%	1,665,126	49.0%
Loans held-for-investment	$3,771,312	100.0%	$3,401,054	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $370.3 million, or 22.0% on an annualized basis, to $3.77 billion as of June 30, 2017, as compared to December 31, 2016. Our growth for the six months ended June 30, 2017, was comprised of an increase in private banking loans of $232.2 million, an increase in commercial and industrial loans of $52.4 million, and an increase in commercial real estate loans of $85.7 million.

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

As of June 30, 2017, there were $1.83 billion, or 92.7%, of private banking loans that were secured by cash and marketable securities as compared to $1.58 billion, or 91.3%, as of December 31, 2016. Our private banking lines of credit are typically due on demand. The growth in loans secured by cash and marketable securities is expected to continue as a result of our focus on this portion of our private banking business as we believe we have strong competitive advantages in this line of business. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of these margin loans secured by cash and marketable securities, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	June 30, 2017	December 31, 2016
Private banking loans:
Secured by cash and marketable securities	$1,825,255	$1,584,373
Secured by real estate	101,477	110,476
Other	41,407	41,079
Total private banking loans	$1,968,139	$1,735,928

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

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for these loans.

As of June 30, 2017, there were $981.6 million of total commercial real estate loans with a floating interest rate and $181.8 million with a fixed interest rate, as compared to $901.5 million and $176.2 million, respectively, as of December 31, 2016.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	June 30, 2017
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$1,861,854	$56,006	$50,279	$1,968,139
Commercial and industrial	180,068	354,884	104,856	639,808
Commercial real estate	208,962	535,140	419,263	1,163,365
Loans held-for-investment	$2,250,884	$946,030	$574,398	$3,771,312

Interest rate sensitivity:
Fixed interest rates	$121,402	$145,797	$119,000	$386,199
Floating or adjustable interest rates	2,129,482	800,233	455,398	3,385,113
Loans held-for-investment	$2,250,884	$946,030	$574,398	$3,771,312

Interest Reserve Loans

As of June 30, 2017, loans with interest reserves totaled $181.5 million, which represented 4.8% of loans held-for-investment, as compared to $159.4 million, or 4.7%, as of December 31, 2016. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have effective and ongoing procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance quarterly. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the allowance for loan losses overall methodology and estimates used in the calculation on an annual basis.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
General reserves	$12,157	$11,823
Specific reserves	3,811	6,939
Total allowance for loan losses	$15,968	$18,762
Allowance for loan losses to loans	0.42%	0.55%

As of June 30, 2017, we had specific reserves totaling $3.8 million related to three commercial and industrial loans and two unsecured private banking loans, with an aggregated total outstanding balance of $7.8 million. All of these loans were on non-accrual status as of June 30, 2017.

As of December 31, 2016, we had specific reserves totaling $6.9 million related to four commercial and industrial loans and two unsecured private banking loans, with an aggregated total outstanding balance of $17.8 million. All of these loans were on non-accrual status as of December 31, 2016.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,448	52.2%	$1,424	51.0%
Commercial and industrial	9,901	17.0%	12,326	17.3%
Commercial real estate	4,619	30.8%	5,012	31.7%
Total allowance for loan losses	$15,968	100.0%	$18,762	100.0%

Allowance for Loan Losses as of June 30, 2017 and December 31, 2016. Our allowance for loan losses decreased to $16.0 million, or 0.42% of loans, as of June 30, 2017, as compared to $18.8 million, or 0.55% of loans, as of December 31, 2016. Our allowance for loan losses related to private banking loans increased $24,000 to $1.4 million as of June 30, 2017, from December 31, 2016, which was attributable to growth in this portfolio partially offset by lower specific reserves related to paydowns on non-performing loans. Our allowance for loan losses related to commercial and industrial loans decreased $2.4 million to $9.9 million as of June 30, 2017, as compared to $12.3 million as of December 31, 2016, which was attributable to charge-offs of $3.9 million on non-performing loans partially offset by increases in general reserves of $630,000 and net increases in specific reserves of $834,000. Our allowance for loan losses related to commercial real estate loans decreased by $393,000 to $4.6 million as of June 30, 2017, as compared to $5.0 million as of December 31, 2016, primarily due to the overall strong credit quality of this portfolio partially offset by loan growth.

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

The following table provides an analysis of the allowance for loan losses, charge-offs, recoveries and provision for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$16,185	$18,546	$18,762	$17,974
Charge-offs:
Private banking	—	—	—	—
Commercial and industrial	(1,000)	(1,543)	(3,889)	(1,543)
Commercial real estate	—	—	—	—
Total charge-offs	(1,000)	(1,543)	(3,889)	(1,543)
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	267	132	336	582
Commercial real estate	—	—	—	—
Total recoveries	267	132	336	582
Net charge-offs	(733)	(1,411)	(3,553)	(961)
Provision for loan losses	516	80	759	202
Ending balance	$15,968	$17,215	$15,968	$17,215

Net loan charge-offs to average total loans, annualized	0.08%	0.20%	0.20%	0.07%
Provision for loan losses to average total loans, annualized	0.06%	0.01%	0.04%	0.01%

Net Charge-Offs for the Three Months Ended June 30, 2017. Our net loan charge-offs of $733,000, or 0.08% of average loans on an annualized basis, for the three months ended June 30, 2017, were related to a charge-off of $1.0 million on one commercial and industrial loan, of which $590,000 was previously reserved, and recoveries of $267,000 on five commercial and industrial loans.

Net Charge-Offs for the Three Months Ended June 30, 2016. Our net loan charge-offs of $1.4 million, or 0.20% of average loans on an annualized basis, for the three months ended June 30, 2016, were related to a charge-off of $1.5 million on one commercial and industrial loan, of which $1.3 million was previously reserved, and recoveries of $132,000 on four commercial and industrial loans.

Net Charge-Offs for the Six Months Ended June 30, 2017. Our net loan charge-offs of $3.6 million, or 0.20% of average loans on an annualized basis, for the six months ended June 30, 2017, were related to charge-offs of $3.9 million on two commercial and industrial loans, of which $3.5 million was previously reserved, and recoveries of $336,000 on five commercial and industrial loans.

Net Charge-Offs for the Six Months Ended June 30, 2016. Our net loan charge-offs of $961,000, or 0.07% of average loans on an annualized basis, for the six months ended June 30, 2016, were related to a charge-off of $1.5 million on one commercial and industrial loan, of which $1.3 million was previously reserved, and recoveries of $582,000 on six commercial and industrial loans.

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of June 30, 2017 and December 31, 2016, and there was no interest income recognized on these loans while on non-accrual status for the six months ended June 30, 2017 and 2016. As of June 30, 2017, non-performing loans were $7.8 million, or 0.21% of total loans, compared to $17.8 million, or 0.52% of total loans, as of December 31, 2016. We had specific reserves of $3.8 million and $6.9 million as of June 30, 2017 and December 31, 2016, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 21.6% and 40.5% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of June 30, 2017 and December 31, 2016, respectively.

For additional information on our non-performing loans for June 30, 2017 and December 31, 2016, refer to Note 4, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $11.7 million, or 0.27% of total assets, as of June 30, 2017, as compared to $22.0 million, or 0.56% of total assets, as of December 31, 2016. The decrease in non-performing assets was due to $10.3 million in reductions on non-performing loans including a loan restructured to performing status, charge-offs, paydowns and a sale of OREO during the six months ended June 30, 2017. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of June 30, 2017, we had seven OREO properties totaling $3.9 million and as of December 31, 2016, we had eight OREO properties totaling $4.2 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Non-performing loans:
Private banking	$443	$517
Commercial and industrial	7,387	17,273
Commercial real estate	—	—
Total non-performing loans	$7,830	$17,790
Other real estate owned	3,871	4,178
Total non-performing assets	$11,701	$21,968

Non-performing troubled debt restructured loans	$7,387	$17,273
Performing troubled debt restructured loans	$3,526	$471
Non-performing loans to total loans	0.21%	0.52%
Allowance for loan losses to non-performing loans	203.93%	105.46%
Non-performing assets to total assets	0.27%	0.56%

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

For additional information on the age analysis of past due loans segregated by class of loan for June 30, 2017 and December 31, 2016, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

On a monthly basis, we monitor various credit quality indicators for our loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, we monitor the collateral of margin loans secured by cash and marketable securities within the private banking portfolio, which further reduces the risk profile of that portfolio.

Loan risk ratings are assigned based upon the creditworthiness of the borrower and the quality of the collateral for loans secured by marketable securities. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are believed to have a lower risk of loss than loans that are risk rated as special mention, substandard and doubtful, which are believed to have an increasing risk of loss. Our internal risk ratings are consistent with regulatory guidance. We also monitor the loan portfolio through a formal periodic review process. All non-pass rated loans are reviewed monthly and higher risk-rated loans within the pass category are reviewed three times a year.

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for June 30, 2017 and December 31, 2016, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

As of June 30, 2017 and December 31, 2016, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, and certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of June 30, 2017, was approximately 1.7, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $141.9 million and $174.9 million in investment securities available-for-sale as of June 30, 2017 and December 31, 2016, respectively. The decrease of $33.0 million was primarily attributable to the net activity of repayments, including calls and maturities, of $41.8 million and purchases of $7.8 million of certain securities during the six months ended June 30, 2017.

On a fair value basis, 58.8% of our available-for-sale investment securities as of June 30, 2017, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2016, floating-rate securities comprised 67.0% of our available-for-sale investment securities.

On a fair value basis, 44.4% of our available-for-sale investment securities as of June 30, 2017, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2016, agency securities comprised 41.6% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $61.3 million and $53.9 million in investment securities held-to-maturity as of June 30, 2017 and December 31, 2016, respectively. The increase of $7.4 million was primarily attributable to purchases of $7.5 million of certain securities during the six months ended June 30, 2017. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of June 30, 2017 and December 31, 2016.

Trading Investment Securities. We held no investment securities for trading as of June 30, 2017 and December 31, 2016. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	June 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$44,732	$217	$9	$44,940
Trust preferred securities	17,776	1,009	—	18,785
Non-agency mortgage-backed securities	5,750	5	—	5,755
Non-agency collateralized loan obligations	983	—	25	958
Agency collateralized mortgage obligations	41,307	29	102	41,234
Agency mortgage-backed securities	21,720	191	183	21,728
Equity securities	8,788	—	266	8,522
Total investment securities available-for-sale	141,056	1,451	585	141,922
Investment securities held-to-maturity:
Corporate bonds	31,191	791	—	31,982
Agency debentures	4,968	17	12	4,973
Municipal bonds	25,177	313	—	25,490
Total investment securities held-to-maturity	61,336	1,121	12	62,445
Total	$202,392	$2,572	$597	$204,367

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment on municipal bonds, corporate bonds, single-issuer trust preferred securities, non-agency mortgage-backed securities, non-agency collateralized loan obligations, and certain equity securities, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of June 30, 2017. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, which would also impact the corresponding yield.

	June 30, 2017
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$4,855	2.32%	$40,085	2.23%	$—	—%	$—	—%	$44,940	2.24%
Trust preferred securities	—	—%	—	—%	9,438	3.01%	9,347	3.13%	18,785	3.07%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	5,755	2.17%	5,755	2.17%
Non-agency collateralized loan obligations	—	—%	—	—%	—	—%	958	3.52%	958	3.52%
Agency collateralized mortgage obligations	—	—%	948	1.36%	—	—%	40,286	1.46%	41,234	1.46%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	21,728	1.97%	21,728	1.97%
Total debt securities available-for-sale	4,855		41,033		9,438		78,074		133,400
Weighted average yield		2.32%		2.21%		3.01%		1.87%		2.07%
Investment securities held-to-maturity:
Corporate bonds	—	—%	5,246	6.38%	26,736	5.37%	—	—%	31,982	5.53%
Agency debentures	—	—%	—	—%	4,973	2.87%	—	—%	4,973	2.87%
Municipal bonds	1,007	1.97%	11,689	2.44%	11,858	2.84%	936	3.55%	25,490	2.65%
Total debt securities held-to-maturity	1,007		16,935		43,567		936		62,445
Weighted average yield		1.97%		3.63%		4.39%		3.55%		4.13%
Total debt securities	$5,862		$57,968		$53,005		$79,010		$195,845
Weighted average yield		2.26%		2.62%		4.15%		1.89%		2.72%

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

As of June 30, 2017, we consider nearly 90% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal certificates of deposit placed through Promontory’s CDARS® service and reciprocal demand deposits placed through Promontory’s ICS® service, have been classified for some regulatory purposes as brokered deposits, while for other regulatory purposes they are not classified as brokered deposits. As of June 30, 2017, the Bank had CDARS® and ICS® reciprocal deposits totaling $523.1 million and other brokered deposits of $414.1 million. We continue to utilize other brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017		2016
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$304,973	1.00%	$145,858	0.42%
Money market deposit accounts	1,914,429	1.08%	1,603,881	0.66%
Certificates of deposit	924,110	1.12%	852,381	0.86%
Total average interest-bearing deposits	3,143,512	1.08%	2,602,120	0.71%
Noninterest-bearing deposits	194,957	—	147,540	—
Total average deposits	$3,338,469	1.02%	$2,749,660	0.67%

Average Deposits for the Three Months Ended June 30, 2017 and 2016. For the three months ended June 30, 2017, our average total deposits were $3.34 billion, representing an increase of $588.8 million, or 21.4%, from the same period in 2016. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits of 1.08%, for the three months ended June 30, 2017, increased from 0.71%, for the same period in 2016, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 60.9% of total average interest-bearing deposits, for the three months ended June 30, 2017, from 61.6% for the same period in 2016. Average certificates of deposit decreased to 29.4% of total average interest-bearing deposits for the three months ended June 30, 2017, compared to 32.8% for the same period in 2016. Average noninterest-bearing deposits increased $47.4 million, or 32.1%, to $195.0 million in the three months ended June 30, 2017, from $147.5 million for the three months ended June 30, 2016, and the average cost of total deposits increased 35 basis points to 1.02% for the three months ended June 30, 2017 from 0.67% for the three months ended June 30, 2016.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017		2016
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$261,579	0.86%	$145,166	0.43%
Money market deposit accounts	1,915,426	0.97%	1,577,474	0.62%
Certificates of deposit	929,482	1.05%	872,915	0.83%
Total average interest-bearing deposits	3,106,487	0.99%	2,595,555	0.68%
Noninterest-bearing deposits	206,416	—	149,740	—
Total average deposits	$3,312,903	0.93%	$2,745,295	0.64%

Average Deposits for the Six Months Ended June 30, 2017 and 2016. For the six months ended June 30, 2017, our average total deposits were $3.31 billion, representing an increase of $567.6 million, or 20.7%, from the same period in 2016. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits of 0.99%, for the six months ended June 30, 2017, increased from 0.68%, for the same period in 2016, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits increased to 61.7% of total average interest-bearing deposits, for the six months ended June 30, 2017, from 60.8% for the same period in 2016. Average certificates of deposit decreased to 29.9% of total average interest-bearing deposits for the six months ended June 30, 2017, compared to 33.6% for the same period in 2016. Average noninterest-bearing deposits increased $56.7 million, or 37.8%, to $206.4 million in the six months ended June 30, 2017, from $149.7 million for the six months ended June 30, 2016, and the average cost of total deposits increased 29 basis points to 0.93% for the six months ended June 30, 2017, from 0.64% for the six months ended June 30, 2016.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of June 30, 2017.

(Dollars in thousands)	June 30, 2017
Months to maturity:
Three months or less	$362,101
Over three to six months	130,994
Over six to 12 months	362,121
Over 12 months	97,706
Total	$952,922

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

The following table presents certain information with respect to our outstanding borrowings, as of June 30, 2017 and December 31, 2016.

	June 30, 2017					December 31, 2016
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Daily FHLB borrowings	$225,000	1.27%	$370,000	$225,359	1-4 days	$105,000	0.77%	$260,000	$142,664	1-4 days
Term FHLB borrowings:
Issued 7/29/2015	—	—%	—	—		—	0.61%	25,000	14,754	12 months
Issued 7/29/2015	—	—%	—	—		—	0.72%	25,000	20,970	15 months
Issued 6/29/2016	—	—%	—	—		—	0.66%	100,000	24,863	3 months
Issued 9/29/2016	—	—%	—	—		—	0.58%	100,000	24,863	3 months
Issued 12/29/2016	—	0.85%	100,000	48,066	3 months	100,000	0.85%	100,000	820	3 months
Issued 3/29/2017	—	1.07%	100,000	50,829	3 months	—	—%	—	—
Issued 6/29/2017	100,000	1.32%	100,000	1,105	3 months	—	—%	—	—
Line of credit borrowing	4,000	4.21%	4,000	768	12 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$364,000	1.75%	$709,000	$361,127		$240,000	1.53%	$645,000	$263,934

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

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of June 30, 2017, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of June 30, 2017, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable and our share repurchase programs. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. During the six months ended June 30, 2017, the parent company paid $4.1 million related to share repurchase programs and $1.0 million related to interest payments on the subordinated notes. During the six months ended June 30, 2016, the parent company paid $15.0 million related to the TKG acquisition, $1.0 million related to interest payments on the subordinated notes and $3.2 million related to share repurchase programs. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of June 30, 2017. In addition, the holding company maintains an unsecured line of credit of $25.0 million with Texas Capital Bank, of which $21.0 million was available as of June 30, 2017.

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

Our principal sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled) and future earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to the Promontory’s reciprocal CDARS® and ICS® deposits and other brokered deposits, and the ability to raise debt and equity. Customer deposits are an important source of liquidity, which depends on the confidence of those customers in us and is supported by our capital position and the protection provided by FDIC insurance.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 81.9% and 83.6% as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, we had available liquidity of $651.0 million, or 15.1% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and unpledged investment securities available-for-sale), totaling $208.9 million, or 4.8% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $442.1 million, or 10.3% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Available cash	$71,414	$64,816
Unpledged investment securities available-for-sale	137,465	169,830
Net borrowing capacity	442,089	509,906
Total liquidity	$650,968	$744,552

For the six months ended June 30, 2017, we generated $8.1 million of cash from operating activities, compared to cash generated of $5.2 million for the same period in 2016. This change in cash flow was primarily the result of an increase in net income of $3.3 million for the six months ended June 30, 2017, and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $356.3 million, for the six months ended June 30, 2017, as compared to a net cash outflow of $187.9 million for the same period in 2016. The outflows for the six months ended June 30, 2017, were primarily due to net loan growth of $380.7 million and purchases of investment securities totaling $15.3 million, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $41.8 million. The outflows for the six months ended June 30, 2016, included net loan growth of $158.2 million, purchases of investment securities totaling $22.4 million and $14.1 million for the TKG acquisition net of acquired cash.

Financing activities resulted in a net inflow of $363.9 million for the six months ended June 30, 2017, compared to a net inflow of $200.4 million for the same period in 2016. The inflows for the six months ended June 30, 2017, were primarily a result of a net increase in deposits of $243.1 million and a net increase in FHLB borrowings of $120.0 million, compared to a $198.3 million net increase in deposits and a net increase in FHLB borrowings of $5.0 million for the six months ended June 30, 2016.

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

Shareholders’ Equity. Shareholders’ equity increased to $367.6 million as of June 30, 2017, compared to $351.8 million as of December 31, 2016. The $15.8 million increase during the six months ended June 30, 2017, was attributable to net income of $15.9 million, the impact of $2.5 million in stock-based compensation, an increase of $557,000 in accumulated other comprehensive income (loss) and $952,000 in exercises of stock options, partially offset by the purchase of $4.1 million in treasury stock.

Regulatory Capital. As of June 30, 2017 and December 31, 2016, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	June 30, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$330,881	12.14%	$218,098	8.00%	N/A	N/A
Bank	$325,908	12.08%	$215,867	8.00%	$269,834	10.00%
Tier 1 risk-based capital ratio
Company	$305,569	11.21%	$163,573	6.00%	N/A	N/A
Bank	$314,062	11.64%	$161,901	6.00%	$215,867	8.00%
Common equity tier 1 risk-based capital ratio
Company	$305,569	11.21%	$122,680	4.50%	N/A	N/A
Bank	$314,062	11.64%	$121,425	4.50%	$175,392	6.50%
Tier 1 leverage ratio
Company	$305,569	7.45%	$164,088	4.00%	N/A	N/A
Bank	$314,062	7.71%	$162,972	4.00%	$203,715	5.00%

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that require future cash payments as of the date indicated.

	June 30, 2017
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$2,316,442	$208,075	$—	$—	$2,524,517
Certificates of deposit	905,835	99,516	—	—	1,005,351
Borrowings outstanding	329,000	35,000	—	—	364,000
Interest payments on certificates of deposit and borrowings	11,949	5,773	—	—	17,722
Operating leases	2,402	4,782	2,932	831	10,947
Commitments for low income housing tax credits	6,415	6,797	24	55	13,291
Commitments for small business investment companies	2,765	—	—	—	2,765
Total contractual obligations	$3,574,808	$359,943	$2,956	$886	$3,938,593

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

The following table is a summary of the total notional amount of unused loan commitments and standby letters of credit commitments, based on the availability of eligible collateral or other terms under the loan agreement, by contractual maturities outstanding as of the date indicated.

	June 30, 2017
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$1,619,229	$199,565	$43,650	$63,314	$1,925,758
Standby letters of credit	33,170	22,353	9,390	4,377	69,290
Total off-balance sheet arrangements	$1,652,399	$221,918	$53,040	$67,691	$1,995,048

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

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$25,748	27.46%	-20.00%	$25,570	30.48%
+200	$17,150	18.29%	-15.00%	$16,986	20.25%
+100	$8,569	9.14%	-10.00%	$8,431	10.05%
–100	$(9,435)	(10.06)%	-10.00%	$(3,836)	(4.57)%

Economic value of equity:
+300	$5,746	1.63%	+/-30.00%	$6,027	1.82%
+200	$4,082	1.16%	+/-20.00%	$4,201	1.27%
+100	$2,102	0.60%	+/-10.00%	$2,095	0.63%
–100	$(2,312)	(0.66)%	+/-10.00%	$(11,980)	(3.61)%

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

	Interest Rate Sensitivity Period
	June 30, 2017
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$115,363	$—	$—	$—	$—	$—	$—	$115,363
Federal funds sold	3,974	—	—	—	—	—	—	3,974
Total investment securities	104,814	1,338	9,364	55,900	29,883	19,028	1,082	221,409
Total loans	3,398,852	44,314	63,118	179,585	67,293	11,248	6,902	3,771,312
Other assets	—	—	—	—	—	—	195,777	195,777
Total assets	$3,623,003	$45,652	$72,482	$235,485	$97,176	$30,276	$203,761	$4,307,835

Liabilities:
Transaction deposits	$2,040,646	$—	$87,000	$208,075	$—	$—	$188,796	$2,524,517
Certificates of deposit	390,706	149,601	365,528	99,516	—	—	—	1,005,351
Borrowings, net	229,000	—	—	135,000	—	—	(388)	363,612
Other liabilities	—	—	—	—	—	—	46,716	46,716
Total liabilities	2,660,352	149,601	452,528	442,591	—	—	235,124	3,940,196

Equity	—	—	—	—	—	—	367,639	367,639
Total liabilities and equity	$2,660,352	$149,601	$452,528	$442,591	$—	$—	$602,763	$4,307,835

Interest rate sensitivity gap	$962,651	$(103,949)	$(380,046)	$(207,106)	$97,176	$30,276	$(399,002)
Cumulative interest rate sensitivity gap	$962,651	$858,702	$478,656	$271,550	$368,726	$399,002
Cumulative interest rate sensitive assets to rate sensitive liabilities	136.2%	130.6%	114.7%	107.3%	110.0%	110.8%	109.3%
Cumulative gap to total assets	22.3%	19.9%	11.1%	6.3%	8.6%	9.3%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 114.7% as of June 30, 2017, from 120.5% as of December 31, 2016.

In June 2016, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $100.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $100.0 million of borrowings from the less than 90 day re-pricing category to the one to three years re-pricing category. For additional information on the cash flow hedge, refer to Note 11, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Additionally, in all of these analyses (NII, EVE and gap), we use what we believe is a conservative treatment of non-maturity, interest-bearing deposits. In our gap analysis, the allocation of non-maturity, interest-bearing deposits is fully reflected in the less than 90 days re-pricing category. The allocation of non-maturity, noninterest-bearing deposits is fully reflected in the non-sensitive category. In taking this approach, we provide ourselves with no benefit to either NII or EVE from a potential time-lag in the rate increase of our non-maturity, interest-bearing deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended June 30, 2017, the Company was not a party to any legal proceedings that the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended June 30, 2017:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1, 2017 - April 30, 2017	—	$—	—	$7,633,607
May 1, 2017 - May 31, 2017	45,457	24.34	45,457	6,527,002
June 1, 2017 - June 30, 2017	84,280	23.40	84,280	4,555,022
Total	129,737	$23.73	129,737	$4,555,022

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: July 31, 2017

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.