Form 10-Q
period 2017-09-30
TriState Capital Holdings, Inc.
filed 2017-10-30
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-Q
_________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2017

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
☐ Yes ☒ No

As of October 13, 2017, there were 28,642,573 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	September 30, 2017	December 31, 2016

ASSETS

Cash	$380	$183
Interest-earning deposits with other institutions	129,979	96,244
Federal funds sold	6,220	7,567
Cash and cash equivalents	136,579	103,994
Investment securities available-for-sale, at fair value (cost: $151,012 and $175,158, respectively)	151,810	174,892
Investment securities held-to-maturity, at cost (fair value: $59,605 and $54,498, respectively)	58,314	53,940
Federal Home Loan Bank stock	10,792	9,641
Total investment securities	220,916	238,473
Loans held-for-investment	3,930,670	3,401,054
Allowance for loan losses	(15,979)	(18,762)
Loans held-for-investment, net	3,914,691	3,382,292
Accrued interest receivable	11,732	9,614
Investment management fees receivable, net	7,300	7,749
Goodwill and other intangibles, net	65,821	67,209
Office properties and equipment, net	5,103	5,471
Bank owned life insurance	66,154	64,815
Deferred tax asset, net	6,107	7,204
Prepaid expenses and other assets	61,610	43,636
Total assets	$4,496,013	$3,930,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$3,769,870	$3,286,779
Borrowings, net	279,162	239,510
Accrued interest payable on deposits and borrowings	1,781	1,867
Other accrued expenses and other liabilities	67,867	50,494
Total liabilities	4,118,680	3,578,650

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 30,298,858 and 29,790,383, respectively; Shares outstanding - 28,642,573 and 28,415,654, respectively	288,800	285,480
Additional paid-in capital	9,020	6,782
Retained earnings	99,689	73,744
Accumulated other comprehensive income, net	1,330	830
Treasury stock (1,656,285 and 1,374,729 shares, respectively)	(21,506)	(15,029)
Total shareholders’ equity	377,333	351,807
Total liabilities and shareholders’ equity	$4,496,013	$3,930,457

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Interest income:
Loans	$33,604	$23,369	$90,865	$67,689
Investments	1,531	1,400	4,536	3,957
Interest-earning deposits	440	156	1,026	434
Total interest income	35,575	24,925	96,427	72,080

Interest expense:
Deposits	10,604	5,187	25,813	13,928
Borrowings	1,366	1,034	4,060	2,852
Total interest expense	11,970	6,221	29,873	16,780
Net interest income	23,605	18,704	66,554	55,300
Provision (credit) for loan losses	283	(542)	1,042	(340)
Net interest income after provision for loan losses	23,322	19,246	65,512	55,640
Non-interest income:
Investment management fees	9,214	10,333	27,684	26,814
Service charges	96	134	287	393
Net gain on the sale and call of investment securities	15	14	254	77
Swap fees	1,391	977	3,708	3,422
Commitment and other fees	423	488	1,240	1,497
Other income	567	551	1,654	656
Total non-interest income	11,706	12,497	34,827	32,859
Non-interest expense:
Compensation and employee benefits	14,683	14,664	42,798	39,404
Premises and occupancy costs	1,257	1,285	3,763	3,583
Professional fees	968	693	2,642	2,483
FDIC insurance expense	1,121	933	3,074	2,023
General insurance expense	245	258	805	768
State capital shares tax	398	329	1,148	986
Travel and entertainment expense	828	718	2,190	2,140
Intangible amortization expense	463	463	1,388	1,291
Change in fair value of acquisition earn out	—	(1,209)	—	(1,209)
Other operating expenses	2,849	2,380	7,946	6,508
Total non-interest expense	22,812	20,514	65,754	57,977
Income before tax	12,216	11,229	34,585	30,522
Income tax expense	2,184	2,775	8,640	9,452
Net income	$10,032	$8,454	$25,945	$21,070

Earnings per common share:
Basic	$0.36	$0.31	$0.94	$0.76
Diluted	$0.35	$0.30	$0.90	$0.75

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016

Net income	$10,032	$8,454	$25,945	$21,070

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities, net of tax expense (benefit) of $(19), $397, $490 and $675	(35)	711	855	1,146

Reclassification adjustment for gains included in net income on investment securities, net of tax expense of $0, $(6), $(85) and $(11)	—	(8)	(154)	(20)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $31, $224, $(25) and $192	55	402	(45)	346

Reclassification adjustment for losses (gains) included in net income on derivatives, net of tax benefit (expense) of $(43), $17, $(87) and $17	(77)	29	(156)	29

Other comprehensive income (loss)	(57)	1,134	500	1,501

Total comprehensive income	$9,975	$9,588	$26,445	$22,571

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2015	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977
Net income	—	—	21,070	—	—	21,070
Other comprehensive income	—	—	—	1,501	—	1,501
Exercise of stock options	2,089	(663)	—	—	—	1,426
Purchase of treasury stock	—	—	—	—	(4,309)	(4,309)
Cancellation of stock options	—	(5,220)	—	—	—	(5,220)
Stock-based compensation	—	2,694	—	—	—	2,694
Balance, September 30, 2016	$283,501	$7,620	$66,173	$58	$(14,213)	$343,139

Balance, December 31, 2016	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807
Net income	—	—	25,945	—	—	25,945
Other comprehensive income	—	—	—	500	—	500
Exercise of stock options	3,320	(1,982)	—	—	—	1,338
Purchase of treasury stock	—	—	—	—	(6,477)	(6,477)
Stock-based compensation	—	4,220	—	—	—	4,220
Balance, September 30, 2017	$288,800	$9,020	$99,689	$1,330	$(21,506)	$377,333

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$25,945	$21,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	2,523	2,241
Amortization of deferred financing costs	152	152
Provision (credit) for loan losses	1,042	(340)
Net gain on the sale of loans	(17)	—
Stock-based compensation expense	4,220	2,694
Net gain on the sale or call of investment securities available-for-sale	(239)	(31)
Net gain on the call of investment securities held-to-maturity	(15)	(46)
Net amortization of premiums and discounts	684	682
Decrease (increase) in investment management fees receivable, net	449	(1,063)
Increase in accrued interest receivable	(2,118)	(1,503)
Decrease in accrued interest payable	(86)	(347)
Bank owned life insurance income	(1,339)	(1,331)
Decrease in income taxes payable	(11)	(353)
Increase in prepaid income taxes	(745)	(2,404)
Deferred tax provision	805	720
Decrease in accounts payable and other accrued expenses	(5,471)	(833)
Change in fair value of acquisition earn out	—	(1,209)
Other, net	(2,690)	(3,944)
Net cash provided by operating activities	23,089	14,155
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(12,907)	(27,419)
Purchase of investment securities held-to-maturity	(7,467)	(6,250)
Proceeds from the sale of investment securities available-for-sale	—	4,691
Principal repayments and maturities of investment securities available-for-sale	46,760	9,162
Principal repayments and maturities of investment securities held-to-maturity	3,000	2,500
Purchase of bank owned life insurance	—	(3,000)
Investment in low income housing tax credit	(1,851)	(125)
Investment in small business investment company	(745)	—
Net redemption (purchase) of Federal Home Loan Bank stock	(1,152)	570
Net increase in loans	(540,292)	(331,988)
Proceeds from loan sales	6,867	1,196
Proceeds from the sale of other real estate owned	597	1,080
Additions to office properties and equipment	(766)	(700)
Acquisition, net of acquired cash	—	(14,095)
Net cash used in investing activities	(507,956)	(364,378)
Cash Flows from Financing Activities:
Net increase in deposit accounts	483,091	397,386
Net increase in Federal Home Loan Bank advances	35,000	—
Net decrease in Federal Home Loan Bank advances	—	(15,000)
Net increase in line of credit advances	4,500	—
Net proceeds from exercise of stock options	1,338	1,426
Cancellation of stock options	—	(5,220)
Purchase of treasury stock	(6,477)	(4,309)
Net cash provided by financing activities	517,452	374,283
Net change in cash and cash equivalents during the period	32,585	24,060
Cash and cash equivalents at beginning of the period	103,994	96,676
Cash and cash equivalents at end of the period	$136,579	$120,736

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$29,807	$16,975
Income taxes	$8,591	$11,273
Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$1,038
Liabilities assumed	$—	$1,402
Other non-cash activity:
Loan foreclosures and repossessions	$—	$3,618
Unsettled purchase of investment securities available-for-sale	$10,000	$—
Contingent consideration	$—	$2,478

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly-owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer.

The Bank was established to serve the commercial banking needs of middle-market businesses and private banking needs of high-net-worth individuals. Chartwell provides investment management services primarily to institutional investors, mutual funds and individual investors. CTSC Securities supports marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell.

Regulatory approval was received and the Bank commenced operations on January 22, 2007. The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve. Chartwell is a registered investment advisor regulated by the Securities and Exchange Commission (“SEC”). Chartwell was established through the acquisition of substantially all the assets of Chartwell Investment Partners, LP on March 5, 2014. CTSC Securities was capitalized in May 2014, and its broker/dealer registration was approved on March 7, 2017. CTSC Securities is regulated by the SEC and Financial Industry Regulatory Authority (“FINRA”).

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of related revenue and expense during the reporting period. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than those anticipated in the estimates, which could materially affect the financial results of our operations and financial condition.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded as interest income on investments over the estimated life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more-likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income and the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis. For equity securities an OTTI charge is recorded through current period earnings for the full decline in fair value below cost.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value, as of September 30, 2017 and December 31, 2016. Cash and stock dividends are reported as interest income on investments, in the consolidated statements of income.

LOANS
Loans and leases held-for investment are stated at unpaid principal balances, net of deferred loan fees and costs. Loans held-for-sale are stated at the lower of cost or fair value. Interest income on loans is accrued at the contractual rate on the principal amount outstanding and includes the amortization of deferred loan fees and costs. Deferred loan fees and costs are amortized to interest income over the estimated life of the loan, taking into consideration scheduled payments and prepayments.

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

OTHER REAL ESTATE OWNED
Real estate owned, other than bank premises, is recorded at fair value less estimated selling costs. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings when incurred. Depreciation is not recorded on other real estate owned (“OREO”) properties.

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

In management’s judgment the allowance was appropriate to cover probable losses inherent in the loan portfolio as of September 30, 2017 and December 31, 2016. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

The two components of the allowance for loan losses represent estimates of general reserves based upon Accounting Standards Codification (“ASC”) Topic 450, Contingencies; and specific reserves based upon ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit, and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

In management’s opinion a loan is impaired, based upon current information and events, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

In estimating probable loan loss of general reserves management considers numerous factors, including historical charge-offs and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, the results of internal loan reviews, etc. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of the Company’s primary markets may historically tend to lag the national economy, with local economies in our primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends.

Management bases the computation of the allowance for loan losses of general reserves on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios: private banking, commercial and industrial, and commercial real estate. As the loan loss history, mix and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage that drives the secondary factor. There are nine risk factors and each risk factor is assigned a reserve level based on management’s judgment as to the probable impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was $322,000 of bad debt expense associated with a single relationship recorded for the nine months ended September 30, 2017, and no allowance for uncollectible accounts as of September 30, 2017. There was no bad debt expense recorded for the nine months ended September 30, 2016, and there was no allowance for uncollectible accounts as of December 31, 2016.

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

OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Estimated useful lives are dependent upon the nature and condition of the asset and range from three to ten years. Repairs and maintenance are charged to expense as incurred, while improvements that extend the useful life are capitalized and depreciated to non-interest expense over the estimated remaining life of the asset. When the Bank receives an allowance for improvements to be made to one of its leased offices, we record the allowance as a deferred liability and recognize it as a reduction to rent expense over the life of the related lease.

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

BORROWINGS
The Company records FHLB advances, line of credit borrowings and subordinated notes payable at their principal amount net of debt issuance costs. Interest expense is recognized based on the coupon rate of the obligations. Costs associated with the acquisition of subordinated notes payable are amortized to interest expense over the expected term of the borrowing.

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

INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in income in the period that includes the enactment date. Management assesses all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized. The available evidence used in connection with the assessments includes taxable income in prior periods, projected taxable income, potential tax planning strategies and projected reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Changes to the evidence used in the assessments could have a material adverse effect on the Company’s results of operations in the period in which they occur. The Company considers uncertain tax positions that it has taken or expects to take on a tax return. Any interest and penalties related to unrecognized tax benefits would be recognized in income tax expense in the consolidated statements of income.

DERIVATIVES AND HEDGING ACTIVITIES
The Company evaluates all derivatives at inception as to whether or not they are hedging or non-hedging activities. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income (loss) is recognized in the consolidated statements of income. The Company also has interest derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

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

STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation awards based on estimated fair values of the share-based awards made to employees and directors.

Compensation cost for all share-based payments is based on the estimated grant-date fair value. The value of the portion of the award that is ultimately expected to vest is included in stock-based compensation expense in the consolidated statements of income and recorded as a component of additional paid-in capital, for equity-based awards. Compensation expense for all awards is recognized on a straight-line basis over the requisite service period for the entire grant.

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

RECENT ACCOUNTING DEVELOPMENTS
In August 2017, the FASB issued Accounting Standard Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness; and presenting all items that affect earnings in the same income statement line item as the hedged item. The standard also provides new alternatives for: applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. This standard is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies what constitutes a modification of a share-based payment award. This standard is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which shortens the premium amortization period for purchased non-contingently callable debt securities. Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing on the underlying securities. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The changes are effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016, and November 17, 2016, EITF Meetings  (SEC Update),” which incorporates into the FASB Accounting Standards Codification® recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The SEC staff had previously announced that registrants should include the disclosures starting with their December 2017 financial statements. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805),” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2016, the FASB issued ASU 2016-15, “Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight classification issues related to the statement of cash flows. The eight classification issues are as follows: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this standard using a retrospective transition method to each period presented. If it is impracticable for an entity to apply this standard retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase their reported assets and liabilities - in some cases very significantly. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. This standard is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This standard is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard implements a common approach standard that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard establishes a five-step model that entities must follow to recognize revenue. This update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2017, for public business entities. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. The Company is substantially complete with its overall assessment of revenue streams and review of related contracts potentially affected by the standard, including asset management fees, deposit related fees, interchange fees and merchant income. The Company’s assessment suggests that adoption of this standard should not materially change the method in which we currently recognize revenue for these revenue streams. The Company is also in the final stages of its evaluation of certain contract acquisition costs related to these revenue streams to determine whether such costs should be capitalized and deferred over the life of the contract. With respect to the capitalization of costs to acquire a contract, the Company believes adoption of this standard will likely alter the timing, measurement and recognition of those costs in the income statement; however, the Company does not expect the impact to be material. In addition, the Company is evaluating the standard’s expanded disclosure requirements. The Company plans to adopt this standard on January 1, 2018, utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be material.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity were comprised of the following:

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$57,571	$261	$60	$57,772
Trust preferred securities	17,807	871	—	18,678
Non-agency mortgage-backed securities	5,587	—	—	5,587
Non-agency collateralized loan obligations	903	—	9	894
Agency collateralized mortgage obligations	40,096	26	94	40,028
Agency mortgage-backed securities	20,197	132	125	20,204
Equity securities	8,851	—	204	8,647
Total investment securities available-for-sale	151,012	1,290	492	151,810
Investment securities held-to-maturity:
Corporate bonds	31,190	959	—	32,149
Agency debentures	1,983	16	—	1,999
Municipal bonds	25,141	316	—	25,457
Total investment securities held-to-maturity	58,314	1,291	—	59,605
Total	$209,326	$2,581	$492	$211,415

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

The equity securities noted in the tables above consisted of a mutual fund investing in short-duration, corporate bonds.

Interest income on investment securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Taxable interest income	$1,156	$1,078	$3,540	$3,067
Non-taxable interest income	113	107	339	338
Dividend income	262	215	657	552
Total interest income on investment securities	$1,531	$1,400	$4,536	$3,957

As of September 30, 2017, the contractual maturities of the debt securities were:

	September 30, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$8,898	$8,920	$6,005	$6,199
Due from one to five years	34,576	34,812	11,564	11,681
Due from five to ten years	14,167	14,391	39,837	40,788
Due after ten years	84,520	85,040	908	937
Total debt securities	$142,161	$143,163	$58,314	$59,605

The $85.0 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of September 30, 2017, included $65.2 million, or 76.6%, that are floating-rate securities. The $39.8 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of September 30, 2017, included $17.3 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale of investment securities available-for-sale during the three months ended September 30, 2017 and 2016, were $0 and $1.7 million, respectively. During the three months ended September 30, 2016, net gains of $14,000 on sales were comprised of gross gains of $14,000 and gross losses of $0.

Proceeds from the sale of investment securities available-for-sale during the nine months ended September 30, 2017 and 2016, were $0 and $4.7 million, respectively. Proceeds from the call and prepayments of investment securities available-for-sale during the nine months ended September 30, 2017 and 2016, were $21.7 million and $0, respectively. During the nine months ended September 30, 2017, net gains of $239,000 on calls were comprised of gross gains of $241,000 and gross losses of $2,000, which were realized and reclassified out of accumulated other comprehensive income (loss). During the nine months ended September 30, 2016, net gains of $31,000 on sales were comprised of gross gains of $34,000 and gross losses of $3,000.

During the nine months ended September 30, 2017 and 2016, there were proceeds from the call of investment securities held-to-maturity of $3.0 million and $2.5 million, respectively, which had gross gains of $15,000 and $46,000, respectively, that were realized on these calls and reclassified out of accumulated other comprehensive income (loss).

Investment securities available-for-sale of $4.2 million, as of September 30, 2017, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired investment securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$8,950	$60	$—	$—	$8,950	$60
Non-agency collateralized loan obligations	—	—	894	9	894	9
Agency collateralized mortgage obligations	1,641	1	33,642	93	35,283	94
Agency mortgage-backed securities	9,866	117	1,092	8	10,958	125
Equity securities	—	—	8,647	204	8,647	204
Total investment securities available-for-sale	20,457	178	44,275	314	64,732	492
Investment securities held-to-maturity:
Total investment securities held-to-maturity	—	—	—	—	—	—
Total temporarily impaired securities (1)	$20,457	$178	$44,275	$314	$64,732	$492

(1)	The number of investment positions with unrealized losses totaled 20 for available-for-sale securities and 0 for held-to-maturity securities.

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$10,543	$21	$—	$—	$10,543	$21
Trust preferred securities	—	—	9,038	72	9,038	72
Non-agency collateralized loan obligations	6,191	50	9,990	4	16,181	54
Agency collateralized mortgage obligations	4,593	12	34,408	267	39,001	279
Agency mortgage-backed securities	12,292	198	—	—	12,292	198
Equity securities	—	—	8,352	291	8,352	291
Total investment securities available-for-sale	33,619	281	61,788	634	95,407	915
Investment securities held-to-maturity:
Corporate bonds	2,492	8	1,978	22	4,470	30
Municipal bonds	12,559	96	—	—	12,559	96
Total investment securities held-to-maturity	15,051	104	1,978	22	17,029	126
Total temporarily impaired securities (1)	$48,670	$385	$63,766	$656	$112,436	$1,041

(1)	The number of investment positions with unrealized losses totaled 30 for available-for-sale securities and 18 for held-to-maturity securities.

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

There were no investment securities classified as trading securities outstanding as of September 30, 2017 and December 31, 2016. There was no activity in investment securities classified as trading during the nine months ended September 30, 2017 and 2016.

There was $10.8 million and $9.6 million in FHLB stock outstanding as of September 30, 2017 and December 31, 2016, respectively. There were $1.2 million of net purchases in FHLB stock during the nine months ended September 30, 2017, and $570,000 of net redemptions during the nine months ended September 30, 2016.

[3] LOANS

The Company generates loans through the private banking and middle-market banking channels. These channels provide risk diversification and offer significant growth opportunities. The private banking channel primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash and marketable securities. The middle-market banking channel consists of our commercial and industrial (“C&I”) and commercial real estate (“CRE”) loan portfolios that serve middle-market businesses and real estate developers in our primary markets.

Loans held-for-investment were comprised of the following:

	September 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees	$2,052,037	$647,910	$1,229,548	$3,929,495
Deferred loan costs (fees)	3,771	810	(3,406)	1,175
Loans held-for-investment, net of deferred fees	2,055,808	648,720	1,226,142	3,930,670
Allowance for loan losses	(1,491)	(9,593)	(4,895)	(15,979)
Loans held-for-investment, net	$2,054,317	$639,127	$1,221,247	$3,914,691

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees	$1,732,578	$587,791	$1,080,637	$3,401,006
Deferred loan costs (fees)	3,350	(368)	(2,934)	48
Loans held-for-investment, net of deferred fees	1,735,928	587,423	1,077,703	3,401,054
Allowance for loan losses	(1,424)	(12,326)	(5,012)	(18,762)
Loans held-for-investment, net	$1,734,504	$575,097	$1,072,691	$3,382,292

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under the loan agreement. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of September 30, 2017 and December 31, 2016, was $2.19 billion and $1.75 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $588,000 and $650,000 as of September 30, 2017 and December 31, 2016, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $45.8 million and $59.8 million as of September 30, 2017 and December 31, 2016, respectively, which extend over varying periods of time.

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

Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of September 30, 2017 and December 31, 2016, included in the total unfunded commitments above, was $73.5 million and $77.4 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. During the nine months ended September 30, 2017, there were seven draws on standby letters of credit totaling $191,000, which were converted to loans and subsequently repaid by the borrowers. During the nine months ended September 30, 2016, there was one draw on a standby letter of credit for $100,000, which was immediately repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

[4] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan losses on an annual basis. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios: private banking, commercial and industrial, and commercial real estate. In addition, management takes into account the historical loss experience of each loan portfolio, to ensure that the allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which were 93.9% and 91.3% of total private banking loans as of September 30, 2017 and December 31, 2016, respectively.

Middle-Market Banking: Commercial and Industrial Loans
This loan portfolio primarily includes loans made to service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans.

The borrower’s industry and local and regional economic conditions are important indicators of risk for this loan portfolio. Collateral for these types of loans at times does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. C&I loans collateralized by cash and marketable securities are treated the same as private banking loans for purposes of the allowance for loan loss calculation. In addition, shared national credit loans that also involve a private equity sponsor are combined as a homogeneous group and evaluated separately based on the historical loss trend of such loans.

Middle-Market Banking: Commercial Real Estate Loans
This loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. The primary source of repayment for commercial real estate loans secured by owner occupied properties is cash flow from the borrower’s operations. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk for these loans is generally confined to the construction period. If there are problems, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose/collateral of the loans is an important indicator of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as the condition of the local/regional economy, whether or not the project is owner occupied, the type of project, and the experience and resources of the developer.

On a monthly basis, management monitors various credit quality indicators for the loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company monitors the collateral of loans secured by cash and marketable securities within the private banking portfolio, which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

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

The following tables present the recorded investment in loans by credit quality indicator:

	September 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,055,401	$613,584	$1,224,292	$3,893,277
Special mention	—	28,607	1,850	30,457
Substandard	407	6,529	—	6,936
Loans held-for-investment	$2,055,808	$648,720	$1,226,142	$3,930,670

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$1,735,404	$545,276	$1,077,703	$3,358,383
Special mention	—	18,776	—	18,776
Substandard	524	23,371	—	23,895
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

Changes in the allowance for loan losses were as follows for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,448	$9,901	$4,619	$15,968
Provision (credit) for loan losses	43	(31)	271	283
Charge-offs	—	(413)	—	(413)
Recoveries	—	136	5	141
Balance, end of period	$1,491	$9,593	$4,895	$15,979

	Three Months Ended September 30, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,502	$10,841	$4,872	$17,215
Provision (credit) for loan losses	85	2,548	(3,175)	(542)
Charge-offs	—	—	—	—
Recoveries	—	127	3,411	3,538
Balance, end of period	$1,587	$13,516	$5,108	$20,211

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,424	$12,326	$5,012	$18,762
Provision (credit) for loan losses	67	1,097	(122)	1,042
Charge-offs	—	(4,302)	—	(4,302)
Recoveries	—	472	5	477
Balance, end of period	$1,491	$9,593	$4,895	$15,979

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,566	$11,064	$5,344	$17,974
Provision (credit) for loan losses	21	3,286	(3,647)	(340)
Charge-offs	—	(1,542)	—	(1,542)
Recoveries	—	708	3,411	4,119
Balance, end of period	$1,587	$13,516	$5,108	$20,211

The following tables present the age analysis of past due loans segregated by class of loan:

	September 30, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$—	$—	$—	$—	$2,055,808	$2,055,808
Commercial and industrial	—	—	97	97	648,623	648,720
Commercial real estate	—	—	—	—	1,226,142	1,226,142
Loans held-for-investment	$—	$—	$97	$97	$3,930,573	$3,930,670

	December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$—	$—	$224	$224	$1,735,704	$1,735,928
Commercial and industrial	—	—	—	—	587,423	587,423
Commercial real estate	—	—	—	—	1,077,703	1,077,703
Loans held-for-investment	$—	$—	$224	$224	$3,400,830	$3,401,054

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Nine Months Ended September 30, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$407	$575	$407	$457	$—
Commercial and industrial	6,433	6,997	3,197	6,687	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	6,840	7,572	3,604	7,144	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	3,545	16,111	—	5,932	92
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	3,545	16,111	—	5,932	92
Total:
Private banking	407	575	407	457	—
Commercial and industrial	9,978	23,108	3,197	12,619	92
Commercial real estate	—	—	—	—	—
Total	$10,385	$23,683	$3,604	$13,076	$92

	As of and for the Twelve Months Ended December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$517	$656	$517	$592	$—
Commercial and industrial	17,273	26,126	6,422	19,158	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	17,790	26,782	6,939	19,750	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	471	487	—	485	26
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	471	487	—	485	26
Total:
Private banking	517	656	517	592	—
Commercial and industrial	17,744	26,613	6,422	19,643	26
Commercial real estate	—	—	—	—	—
Total	$18,261	$27,269	$6,939	$20,235	$26

Impaired loans as of September 30, 2017 and December 31, 2016, were $10.4 million and $18.3 million, respectively. There was no interest income recognized on these loans while on non-accrual status for the nine months ended September 30, 2017, and the twelve months ended December 31, 2016. As of September 30, 2017 and December 31, 2016, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $3.6 million and $6.9 million as of September 30, 2017 and December 31, 2016.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	September 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$407	$3,197	$—	$3,604
Collectively evaluated for impairment	1,084	6,396	4,895	12,375
Total allowance for loan losses	$1,491	$9,593	$4,895	$15,979
Loans held-for-investment:
Individually evaluated for impairment	$407	$9,978	$—	$10,385
Collectively evaluated for impairment	2,055,401	638,742	1,226,142	3,920,285
Loans held-for-investment	$2,055,808	$648,720	$1,226,142	$3,930,670

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$517	$6,422	$—	$6,939
Collectively evaluated for impairment	907	5,904	5,012	11,823
Total allowance for loan losses	$1,424	$12,326	$5,012	$18,762
Loans held-for-investment:
Individually evaluated for impairment	$517	$17,744	$—	$18,261
Collectively evaluated for impairment	1,735,411	569,679	1,077,703	3,382,793
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$3,449	$471
Non-accrual loans	6,936	17,273
Total troubled debt restructurings	$10,385	$17,744

There were unused commitments of $1.0 million on these loans as of September 30, 2017, of which $704,000 was related to a performing TDR. There were unused commitments of $121,000 on these loans as of December 31, 2016, of which $7,000 was related to a performing TDR.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the nine months ended September 30, 2017, and no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the nine months ended September 30, 2016.

The financial effects of modifications made to loans newly designated as TDRs during three months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30, 2017
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Private banking:
Extended term, deferred principal and reduced interest rate	2	$433	$407	$433	$407
Total	2	$433	$407	$433	$407

	Three Months Ended September 30, 2016
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term and deferred principal	1	$7,160	$7,181	$1,360	$1,360
Total	1	$7,160	$7,181	$1,360	$1,360

The financial effects of modifications made to loans newly designated as TDRs during nine months ended September 30, 2017 and 2016, were as follows:

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Private banking:
Extended term, deferred principal and reduced interest rate	2	$433	$407	$433	$407
Total	2	$433	$407	$433	$407

	Nine Months Ended September 30, 2016
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term and deferred principal	1	$7,160	$7,181	$1,360	$1,360
Total	1	$7,160	$7,181	$1,360	$1,360

Other Real Estate Owned

As of September 30, 2017 and December 31, 2016, the balance of the other real estate owned portfolio was $3.6 million and $4.2 million, respectively. Properties were sold from other real estate owned totaling $597,000 with net gains of $141,000 realized during the nine months ended September 30, 2017. There were no residential mortgage loans in the process of foreclosure as of September 30, 2017.

[5] DEPOSITS

As of September 30, 2017 and December 31, 2016, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	September 30, 2017	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$209,982	$230,226
Interest-bearing checking accounts	0.05 to 1.50%	1.26%	0.56%	403,348	218,984
Money market deposit accounts	0.10 to 1.63%	1.24%	0.82%	2,108,324	1,938,707
Total demand and savings accounts				2,721,654	2,387,917
Certificates of deposit	0.80 to 1.94%	1.32%	0.95%	1,048,216	898,862
Total deposits				$3,769,870	$3,286,779
Weighted average rate on interest-bearing accounts		1.27%	0.84%

As of September 30, 2017 and December 31, 2016, the Bank had total brokered deposits of $1.07 billion and $1.06 billion, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $645.5 million and $448.1 million as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, certificates of deposit with balances of $100,000 or more, excluding brokered deposits, amounted to $457.9 million and $441.1 million, respectively. Certificates of deposit with balances of $250,000 or more, excluding brokered deposits, amounted to $192.3 million and $178.1 million as of September 30, 2017 and December 31, 2016, respectively.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
12 months or less	$935,943	$751,204
12 months to 24 months	88,208	121,011
24 months to 36 months	24,065	26,647
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$1,048,216	$898,862

Interest expense on deposits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest-bearing checking accounts	$1,173	$234	$2,295	$541
Money market deposit accounts	6,263	3,017	15,511	7,847
Certificates of deposit	3,168	1,936	8,007	5,540
Total interest expense on deposits	$10,604	$5,187	$25,813	$13,928

[6] BORROWINGS

As of September 30, 2017 and December 31, 2016, borrowings were comprised of the following:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 9/29/2017	1.30%	$140,000	10/2/2017		$—
Issued 9/29/2017	1.33%	100,000	12/29/2017		—
Issued 12/30/2016		—		0.77%	105,000	1/3/2017
Issued 12/29/2016		—		0.85%	100,000	3/29/2017
Line of credit borrowings	4.24%	4,500	12/28/2017		—
Subordinated notes payable (net of debt issuance costs of $338 and $490)	5.75%	34,662	7/1/2019	5.75%	34,510	7/1/2019
Total borrowings, net		$279,162			$239,510

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of September 30, 2017, the Bank’s borrowing capacity is based on the information provided in the June 30, 2017, QCR filing. As of September 30, 2017, the Bank had securities held in safekeeping at the FHLB with a fair value of $4.2 million, combined with pledged loans of $1.07 billion, for a gross borrowing capacity of $761.8 million, of which $240.0 million was outstanding in advances, as reflected in the table above. As of December 31, 2016, there was $205.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of September 30, 2017, the full amount of these established lines were available to the Bank.

The Holding Company maintains an unsecured line of credit of $25.0 million, with Texas Capital Bank, of which $4.5 million was outstanding as of September 30, 2017, as reflected in the table above.

In June 2014, the Company completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

Interest expense on borrowings was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
FHLB borrowings	$790	$480	$2,360	$1,191
Line of credit borrowings	22	—	39	—
Subordinated notes payable	554	554	1,661	1,661
Total interest expense on borrowings	$1,366	$1,034	$4,060	$2,852

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of September 30, 2017 and December 31, 2016, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

Financial depository institutions are categorized as well capitalized if they meet minimum capital ratios as set forth in the tables below. The Bank exceeded the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report that management believes have changed the Bank’s capital, as presented in the tables below.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of September 30, 2017 and December 31, 2016, the capital conservation buffer was 1.25% and 0.625%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$335,178	11.80%	$227,240	8.00%	N/A	N/A
Bank	$337,652	12.01%	$224,901	8.00%	$281,126	10.00%
Tier 1 risk-based capital ratio
Company	$316,300	11.14%	$170,430	6.00%	N/A	N/A
Bank	$325,304	11.57%	$168,675	6.00%	$224,901	8.00%
Common equity tier 1 risk-based capital ratio
Company	$316,300	11.14%	$127,822	4.50%	N/A	N/A
Bank	$325,304	11.57%	$126,507	4.50%	$182,732	6.50%
Tier 1 leverage ratio
Company	$316,300	7.40%	$170,901	4.00%	N/A	N/A
Bank	$325,304	7.66%	$169,861	4.00%	$212,326	5.00%

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

[8] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan, under which eligible employees may contribute a percentage of their salary at their discretion. During the nine months ended September 30, 2017 and 2016, the Company automatically contributed three percent of the eligible employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $218,000 and $204,000 for the three months ended September 30, 2017 and 2016, respectively. The Company’s contribution expense was $660,000 and $606,000 for the nine months ended September 30, 2017 and 2016, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five-year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the later of retirement or 60 months. For the three and nine months ended September 30, 2017, the Company recorded expense related to SERP of $123,000 and $390,000, respectively, utilizing a discount rate of 3.59%. For the three and nine months ended September 30, 2016, the Company recorded expense related to SERP of $233,000 and $687,000, utilizing a discount rate of 2.15%. The recorded liability related to the SERP plan was $3.4 million and $3.0 million as of September 30, 2017 and December 31, 2016, respectively.

[9] STOCK TRANSACTIONS

Under recent programs authorized by the Board of Directors, the Company was permitted to repurchase up to $20 million of its common stock, of which $2.2 million remained available as of September 30, 2017.

During the nine months ended September 30, 2017, the Company repurchased a total of 281,556 shares for approximately $6.5 million, at an average cost of $23.00 per share, which are held as treasury stock. During the nine months ended September 30, 2016, the Company repurchased a total of 334,275 shares for approximately $4.3 million, at an average cost of $12.89 per share, which are held as treasury stock.

The tables below show the changes in the Company’s common shares outstanding during the periods indicated:

Number of Common Shares Outstanding
Balance, December 31, 2015	28,056,195
Issuance of restricted common stock	460,309
Forfeitures of restricted common stock	(4,575)
Exercise of stock options	139,500
Purchase of treasury stock	(334,275)
Balance, September 30, 2016	28,317,154

Balance, December 31, 2016	28,415,654
Issuance of restricted common stock	369,175
Forfeitures of restricted common stock	—
Exercise of stock options	139,300
Purchase of treasury stock	(281,556)
Balance, September 30, 2017	28,642,573

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Net income available to common shareholders	$10,032	$8,454	$25,945	$21,070
Weighted average common shares outstanding:
Basic	27,515,923	27,514,724	27,581,229	27,586,816
Restricted stock - dilutive	661,086	290,326	616,742	206,289
Stock options - dilutive	482,981	502,582	523,776	483,118
Diluted	28,659,990	28,307,632	28,721,747	28,276,223

Earnings per common share:
Basic	$0.36	$0.31	$0.94	$0.76
Diluted	$0.35	$0.30	$0.90	$0.75

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive shares (1)	—	31,500	—	180,000

(1)	Included stock options and restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016:

	Asset Derivatives		Liability Derivatives
	as of September 30, 2017		as of September 30, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,448	Other liabilities	$24
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	11,870	Other liabilities	12,038

Total	Other assets	$13,318	Other liabilities	$12,062

	Asset Derivatives		Liability Derivatives
	as of December 31, 2016		as of December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,793	Other liabilities	$80
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	10,324	Other liabilities	10,529

Total	Other assets	$12,117	Other liabilities	$10,609

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of September 30, 2017:

	Offsetting of Derivative Assets
	September 30, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
Derivatives	$13,318	$—	$13,318	$(5,070)	$—	$8,248

	Offsetting of Derivative Liabilities
	September 30, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
Derivatives	$12,062	$—	$12,062	$(5,070)	$(2,871)	$4,121

FAIR VALUE HEDGES OF INTEREST RATE RISK

The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2017, the Company had four interest rate swaps, with an aggregate notional amount of $2.5 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions and credit risk was considered insignificant for nine months ended September 30, 2017 and 2016. There were no counterparty default losses on derivatives for the nine months ended September 30, 2017 and 2016.

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

The table below presents the effect of the Company’s fair value hedge instruments in the consolidated statements of income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2017	2016	2017	2016
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(15)	$(24)	$(46)	$(71)
Interest rate products	Non-interest income	1	—	4	2
Total		$(14)	$(24)	$(42)	$(69)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2017.

As of September 30, 2017, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $100.0 million that was designated as a cash flow hedge of interest rate risk. During the three and nine months ended September 30, 2017, an unrealized net gain of $86,000 and net loss of $70,000, respectively, was recognized in accumulated other comprehensive income (loss) on the effective portion of the derivative. During the three and nine months ended September 30, 2016, an unrealized net gain of $626,000 and $538,000, respectively, was recognized in accumulated other comprehensive income (loss) on the effective portion of the derivative.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates $719,000 to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a remaining period of 21 months.

The table below presents the effect of the Company’s cash flow hedge instruments in the consolidated statements of income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2017	2016	2017	2016
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest expense	$120	$(46)	$243	$(46)
Total		$120	$(46)	$243	$(46)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2017, the Company had 294 derivative transactions with an aggregate notional amount of $1.30 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the consolidated statements of income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2017	2016	2017	2016
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(25)	$62	$175	$(777)
Total		$(25)	$62	$175	$(777)

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

As of September 30, 2017, the termination value of derivatives for which we had master netting arrangements with the counterparty and in a net liability position was $2.7 million, including accrued interest. As of September 30, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.9 million. If the Company had breached any of these provisions as of September 30, 2017, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$57,772	$—	$57,772
Trust preferred securities	—	18,678	—	18,678
Non-agency mortgage-backed securities	—	5,587	—	5,587
Non-agency collateralized loan obligations	—	894	—	894
Agency collateralized mortgage obligations	—	40,028	—	40,028
Agency mortgage-backed securities	—	20,204	—	20,204
Equity securities	8,647	—	—	8,647
Interest rate swaps	—	13,318	—	13,318
Total financial assets	8,647	156,481	—	165,128

Financial liabilities:
Interest rate swaps	—	12,062	—	12,062
Total financial liabilities	$—	$12,062	$—	$12,062

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$54,045	$—	$54,045
Trust preferred securities	—	17,798	—	17,798
Non-agency mortgage-backed securities	—	5,764	—	5,764
Non-agency collateralized loan obligations	—	16,180	—	16,180
Agency collateralized mortgage obligations	—	43,821	—	43,821
Agency mortgage-backed securities	—	24,149	—	24,149
Agency debentures	—	4,783	—	4,783
Equity securities	8,352	—	—	8,352
Interest rate swaps	—	12,117	—	12,117
Total financial assets	8,352	178,657	—	187,009

Financial liabilities:
Interest rate swaps	—	10,609	—	10,609
Total financial liabilities	$—	$10,609	$—	$10,609

INVESTMENT SECURITIES
Generally, debt securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs and therefore are classified as Level 2. Equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets.

INTEREST RATE SWAPS
The fair value of interest rate swaps is estimated using inputs that are observable or that can be corroborated by observable market data and therefore are classified as Level 2. These fair value estimations include primarily market observable inputs such as the forward LIBOR swap curve.

NON-RECURRING FAIR VALUE MEASUREMENTS

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$6,781	$6,781
Other real estate owned	—	—	3,581	3,581
Total assets	$—	$—	$10,362	$10,362

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$10,851	$10,851
Other real estate owned	—	—	4,178	4,178
Total assets	$—	$—	$15,029	$15,029

As of September 30, 2017 and December 31, 2016, the Company recorded $3.6 million and $6.9 million, respectively, of specific reserves to allowance for loan losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$96	Liquidation analysis	Discount due to salability conditions	—%

Loans measured for impairment, net	$6,685	Discounted cash flow	Discount due to restructured nature of operations	6%

Other real estate owned	$3,581	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments was as follows:

		September 30, 2017		December 31, 2016
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$136,579	$136,579	$103,994	$103,994
Investment securities available-for-sale: debt	2	143,163	143,163	166,540	166,540
Investment securities available-for-sale: equity	1	8,647	8,647	8,352	8,352
Investment securities held-to-maturity	2	58,314	59,605	53,940	54,498
Federal Home Loan Bank stock	2	10,792	10,792	9,641	9,641
Loans held-for-investment, net	3	3,914,691	3,908,256	3,382,292	3,362,031
Accrued interest receivable	2	11,732	11,732	9,614	9,614
Investment management fees receivable, net	2	7,300	7,300	7,749	7,749
Bank owned life insurance	2	66,154	66,154	64,815	64,815
Other real estate owned	3	3,581	3,581	4,178	4,178
Interest rate swaps	2	13,318	13,318	12,117	12,117

Financial liabilities:
Deposits	2	$3,769,870	$3,768,536	$3,286,779	$3,286,553
Borrowings, net	2	279,162	279,506	239,510	240,143
Interest rate swaps	2	12,062	12,062	10,609	10,609

During the nine months ended September 30, 2017 and 2016, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2017 and December 31, 2016:

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended September 30,
	2017			2016
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$439	$948	$1,387	$(1,020)	$(56)	$(1,076)
Change in unrealized holding gains (losses)	(35)	55	20	711	402	1,113
Losses (gains) reclassified from other comprehensive income	—	(77)	(77)	(8)	29	21
Net other comprehensive income (loss)	(35)	(22)	(57)	703	431	1,134
Balance, end of period	$404	$926	$1,330	$(317)	$375	$58

	Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$(297)	$1,127	$830	$(1,443)	$—	$(1,443)
Change in unrealized holding gains (losses)	855	(45)	810	1,146	346	1,492
Losses (gains) reclassified from other comprehensive income	(154)	(156)	(310)	(20)	29	9
Net other comprehensive income (loss)	701	(201)	500	1,126	375	1,501
Balance, end of period	$404	$926	$1,330	$(317)	$375	$58

[14] CONTINGENT LIABILITIES

The Company is not aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[15] SEGMENTS

The Company operates two reportable segments: Bank and Investment Management.

•	The Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals through the TriState Capital Bank subsidiary.

•
The Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors through the Chartwell Investment Partners, LLC subsidiary. It also supports marketing efforts for Chartwell’s proprietary investment products through the Chartwell TSC Securities Corp. subsidiary.

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

(Dollars in thousands)	September 30, 2017	December 31, 2016
Assets:
Bank	$4,409,661	$3,846,353
Investment management	80,632	85,072
Parent and other	5,720	(968)
Total assets	$4,496,013	$3,930,457

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$35,512	$—	$63	$35,575	$24,855	$—	$70	$24,925
Interest expense	11,398	—	572	11,970	5,673	—	548	6,221
Net interest income (loss)	24,114	—	(509)	23,605	19,182	—	(478)	18,704
Provision (credit) for loan losses	283	—	—	283	(542)	—	—	(542)
Net interest income (loss) after provision for loan losses	23,831	—	(509)	23,322	19,724	—	(478)	19,246
Non-interest income:
Investment management fees	—	9,265	(51)	9,214	—	10,391	(58)	10,333
Net gain on the sale and call of investment securities	15	—	—	15	14	—	—	14
Other non-interest income	2,477	—	—	2,477	2,149	1	—	2,150
Total non-interest income	2,492	9,265	(51)	11,706	2,163	10,392	(58)	12,497
Non-interest expense:
Intangible amortization expense	—	463	—	463	—	463	—	463
Change in fair value of acquisition earn out	—	—	—	—	—	(1,209)	—	(1,209)
Other non-interest expense	14,575	7,747	27	22,349	13,227	8,009	24	21,260
Total non-interest expense	14,575	8,210	27	22,812	13,227	7,263	24	20,514
Income (loss) before tax	11,748	1,055	(587)	12,216	8,660	3,129	(560)	11,229
Income tax expense (benefit)	1,987	435	(238)	2,184	1,823	1,385	(433)	2,775
Net income (loss)	$9,761	$620	$(349)	$10,032	$6,837	$1,744	$(127)	$8,454

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$96,220	$—	$207	$96,427	$71,871	$—	$209	$72,080
Interest expense	28,183	—	1,690	29,873	15,130	—	1,650	16,780
Net interest income (loss)	68,037	—	(1,483)	66,554	56,741	—	(1,441)	55,300
Provision (credit) for loan losses	1,042	—	—	1,042	(340)	—	—	(340)
Net interest income (loss) after provision for loan losses	66,995	—	(1,483)	65,512	57,081	—	(1,441)	55,640
Non-interest income:
Investment management fees	—	27,843	(159)	27,684	—	26,981	(167)	26,814
Net gain on the sale and call of investment securities	254	—	—	254	77	—	—	77
Other non-interest income	6,888	1	—	6,889	5,966	2	—	5,968
Total non-interest income	7,142	27,844	(159)	34,827	6,043	26,983	(167)	32,859
Non-interest expense:
Intangible amortization expense	—	1,388	—	1,388	—	1,291	—	1,291
Change in fair value of acquisition earn out	—	—	—	—	—	(1,209)	—	(1,209)
Other non-interest expense	41,868	22,398	100	64,366	37,849	19,986	60	57,895
Total non-interest expense	41,868	23,786	100	65,754	37,849	20,068	60	57,977
Income (loss) before tax	32,269	4,058	(1,742)	34,585	25,275	6,915	(1,668)	30,522
Income tax expense (benefit)	7,734	1,587	(681)	8,640	7,476	2,833	(857)	9,452
Net income (loss)	$24,535	$2,471	$(1,061)	$25,945	$17,799	$4,082	$(811)	$21,070

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and nine months ended September 30, 2017. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2017.

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

General

We are a bank holding company that operates through two reportable segments: Bank and Investment Management. Through our TriState Capital Bank subsidiary the Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals. The Bank segment generates most of its revenue from interest on loans and investments, loan related fees including swap fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. Through our Chartwell Investment Partners, LLC subsidiary the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through our Chartwell TSC Securities Corp. subsidiary. The Investment Management segment generates its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our net income, earnings per share and total revenue. Other salient metrics include the ratio of allowance for loan losses to loans; net interest margin; the efficiency ratio of the Bank segment; assets under management; adjusted EBITDA of the Investment Management segment; return on average assets; return on average equity; pre-tax, pre-provision net revenue; and regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), an SEC registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Assets under management were $8.20 billion as of September 30, 2017. Our broker/dealer subsidiary supports marketing efforts for Chartwell’s proprietary investment products that require SEC or FINRA licensing.

For the three months ended September 30, 2017, our net income was $10.0 million compared to $8.5 million for the same period in 2016, an increase of $1.6 million. This increase was primarily due to the net impact of (1) a $4.9 million, or 26.2%, increase in our net interest income; and (2) a $591,000 decrease in income taxes; offset by (3) an increase of $2.3 million in our non-interest expense; (4) higher provision for loan losses of $825,000; and (5) a decrease in non-interest income of $791,000.

For the nine months ended September 30, 2017, our net income was $25.9 million compared to $21.1 million for the same period in 2016, an increase of $4.9 million. This increase was primarily due to the impact of (1) a $11.3 million, or 20.4%, increase in our net interest income; (2) an increase in non-interest income of $2.0 million; and (3) a $812,000 decrease in income taxes; offset by (4) an increase of $7.8 million in our non-interest expense; and (5) higher provision for loan losses of $1.4 million.

Our diluted EPS was $0.35 for the three months ended September 30, 2017, compared to $0.30 for the same period in 2016. The increase is a result of an increase of $1.6 million in our net income.

Our diluted EPS was $0.90 for the nine months ended September 30, 2017, compared to $0.75 for the same period in 2016. The increase is a result of an increase of $4.9 million in our net income.

For the three months ended September 30, 2017, total revenue increased $4.1 million, or 13.2%, to $35.3 million from $31.2 million for the same period in 2016, driven by higher net interest income for the Bank. Pre-tax, pre-provision net revenue increased $1.8 million, or 17.0%, to $12.5 million for the three months ended September 30, 2017, from $10.7 million for the same period in 2016, primarily resulting from the higher total revenue partially offset by higher non-interest expense.

For the nine months ended September 30, 2017, total revenue increased $13.0 million, or 14.8%, to $101.1 million from $88.1 million for the same period in 2016, driven by higher net interest income for the Bank and higher investment management fees. Pre-tax, pre-provision net revenue increased $5.3 million, or 17.5%, to $35.4 million for the nine months ended September 30, 2017, from $30.1 million for the same period in 2016, due to higher total revenue, partially offset by higher non-interest expenses.

Our annualized net interest margin was 2.27% and 2.25% for the three and nine months ended September 30, 2017, respectively, as compared to 2.18% and 2.25% for the same periods in 2016, respectively. The increase in net interest margin for the three months ended September 30, 2017, was driven by an increase in the yield on loans offset by an increase in the cost of funds.

Our annualized non-interest expense to average assets for the three and nine months ended September 30, 2017, was 2.09% and 2.11%, respectively, compared to 2.27% and 2.25% for the same periods in 2016, respectively. For the three and nine months ended September 30, 2017, the Bank’s efficiency ratio was 54.81% and 55.88%, respectively, as compared to 62.01% and 60.36% for the same periods in 2016, respectively.

Our annualized return on average assets was 0.92% and 0.83% for the three and nine months ended September 30, 2017, respectively, as compared to 0.93% and 0.82% for the same periods in 2016, respectively. Our annualized return on average equity was 10.69% and 9.52% for the three and nine months ended September 30, 2017, respectively, as compared to 9.88% and 8.42% for the same periods in 2016, respectively, largely due to continued growth in earnings.

Total assets of $4.50 billion as of September 30, 2017, increased $565.6 million, or 19.2% on an annualized basis, from December 31, 2016. Loans held-for-investment grew by $529.6 million to $3.93 billion as of September 30, 2017, an annualized increase of 20.8%, from December 31, 2016, as a result of growth in both our commercial and private banking loan portfolios. Total deposits increased $483.1 million, or 19.7% on an annualized basis, to $3.77 billion as of September 30, 2017, from December 31, 2016.

Adverse rated credits to total loans declined to 0.95% at September 30, 2017, from 1.25% at December 31, 2016. The allowance for loan losses to loans was 0.41% as of September 30, 2017, compared to 0.55% as of December 31, 2016, reflecting the lower non-performing loans and lower levels of provision required for private banking loans. The provision for loan losses was $283,000 and $1.0 million for the three and nine months ended September 30, 2017, respectively, as compared to credits to provision of $542,000 and $340,000 for the same periods in 2016, respectively.

Our book value per common share increased $0.79 to $13.17 as of September 30, 2017, from $12.38 as of December 31, 2016, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock and purchase of treasury stock during nine months ended September 30, 2017.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “pre-tax, pre-provision net revenue,” “efficiency ratio,” “EBITDA,” and “adjusted EBITDA.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

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

“EBITDA” and “Adjusted EBITDA” are defined as net income before interest expense, income taxes, depreciation and amortization adjusted for acquisition related items. We use adjusted EBITDA particularly to assess the strength of our investment management business. We believe this measure is important because it allows management and investors to better assess our investment management performance in relation to our core operating earnings, excluding certain non-cash items and the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

(Dollars in thousands, except per share data)	September 30, 2017	December 31, 2016
Tangible book value per common share:
Total shareholders' equity	$377,333	$351,807
Less: intangible assets	65,821	67,209
Tangible common equity	$311,512	$284,598
Common shares outstanding	28,642,573	28,415,654
Tangible book value per common share	$10.88	$10.02

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Pre-tax, pre-provision net revenue:
Net interest income	$23,605	$18,704	$66,554	$55,300
Total non-interest income	11,706	12,497	34,827	32,859
Less: net gain on the sale and call of investment securities	15	14	254	77
Total revenue	35,296	31,187	101,127	88,082
Less: total non-interest expense	22,812	20,514	65,754	57,977
Pre-tax, pre-provision net revenue	$12,484	$10,673	$35,373	$30,105

Efficiency ratio:
Total non-interest expense	$22,812	$20,514	$65,754	$57,977
Plus: change in fair value of acquisition earn out	—	1,209	—	1,209
Less: acquisition related items	—	—	—	1
Less: intangible amortization expenses	463	463	1,388	1,291
Total non-interest expense, as adjusted (numerator)	$22,349	$21,260	$64,366	$57,894
Total revenue (denominator)	$35,296	$31,187	$101,127	$88,082
Efficiency ratio	63.32%	68.17%	63.65%	65.73%

BANK SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Bank pre-tax, pre-provision net revenue:
Net interest income	$24,114	$19,182	$68,037	$56,741
Total non-interest income	2,492	2,163	7,142	6,043
Less: net gain on the sale and call of investment securities	15	14	254	77
Total revenue	26,591	21,331	74,925	62,707
Less: total non-interest expense	14,575	13,227	41,868	37,849
Pre-tax, pre-provision net revenue	$12,016	$8,104	$33,057	$24,858

Bank efficiency ratio:
Total non-interest expense (numerator)	$14,575	$13,227	$41,868	$37,849
Total revenue (denominator)	$26,591	$21,331	$74,925	$62,707
Bank efficiency ratio	54.81%	62.01%	55.88%	60.36%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Investment Management EBITDA:
Net income	$620	$1,744	$2,471	$4,082
Interest expense	—	—	—	—
Income taxes expense	435	1,385	1,587	2,833
Depreciation expense	130	32	369	78
Intangible amortization expense	463	463	1,388	1,291
EBITDA	1,648	3,624	5,815	8,284
Change in fair value of acquisition earn out	—	(1,209)	—	(1,209)
Acquisition related items	—	—	—	1
Adjusted EBITDA	$1,648	$2,415	$5,815	$7,076

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 65.8% and 62.8% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income	$35,575	$24,925	$96,427	$72,080
Fully taxable equivalent adjustment	60	57	181	203
Interest income adjusted	35,635	24,982	96,608	72,283
Less: interest expense	11,970	6,221	29,873	16,780
Net interest income adjusted	$23,665	$18,761	$66,735	$55,503

Yield on earning assets	3.42%	2.90%	3.25%	2.94%
Cost of interest-bearing liabilities	1.28%	0.81%	1.13%	0.77%
Net interest spread	2.14%	2.09%	2.12%	2.17%
Net interest margin (1)	2.27%	2.18%	2.25%	2.25%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended September 30, 2017 and 2016. Non-accrual loans are included in the calculation of the average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Three Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$131,115	$420	1.27%	$114,245	$150	0.52%
Federal funds sold	6,845	20	1.16%	6,445	6	0.37%
Investment securities available-for-sale	140,741	760	2.14%	182,354	828	1.81%
Investment securities held-to-maturity	60,220	631	4.16%	48,495	485	3.98%
FHLB stock	12,582	200	6.31%	12,347	144	4.64%
Total loans	3,787,231	33,604	3.52%	3,061,427	23,369	3.04%
Total interest-earning assets	4,138,734	35,635	3.42%	3,425,313	24,982	2.90%
Other assets	194,405			171,986
Total assets	$4,333,139			$3,597,299

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$371,526	$1,173	1.25%	$190,270	$234	0.49%
Money market deposit accounts	2,021,755	6,263	1.23%	1,688,250	3,017	0.71%
Certificates of deposit	1,003,280	3,168	1.25%	863,872	1,936	0.89%
Borrowings:
FHLB borrowings	271,304	790	1.16%	273,804	480	0.70%
Line of credit borrowings	2,571	22	3.39%	—	—	—%
Subordinated notes payable, net	34,629	554	6.35%	34,427	554	6.40%
Total interest-bearing liabilities	3,705,065	11,970	1.28%	3,050,623	6,221	0.81%
Noninterest-bearing deposits	205,368			161,723
Other liabilities	50,332			44,565
Shareholders' equity	372,374			340,388
Total liabilities and shareholders' equity	$4,333,139			$3,597,299

Net interest income (1)		$23,665			$18,761
Net interest spread			2.14%			2.09%
Net interest margin (1)			2.27%			2.18%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended September 30, 2017 and 2016. Net interest income, calculated on a fully taxable equivalent basis, increased $4.9 million, or 26.1%, to $23.7 million for the three months ended September 30, 2017, from $18.8 million for the same period in 2016. The increase in net interest income for the three months ended September 30, 2017, was primarily attributable to a $713.4 million, or 20.8%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $10.7 million, or 42.6%, in interest income, partially offset by an increase of $5.7 million, or 92.4%, in interest expense. Net interest margin increased to 2.27% for the three months ended September 30, 2017, as compared to 2.18% for the same period in 2016, driven by a higher yield on the loan portfolio, partially offset by higher interest expense associated with the higher volumes and cost of deposits and higher costs of FHLB borrowings.

The increase in interest income was primarily the result of an increase in average total loans of $725.8 million, or 23.7%, which is our primary earning asset and the Bank’s core business, and an increase of 48 basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect of the Federal Reserve’s increases in the target federal funds rate on our floating-rate loans, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 52 basis points to 3.42% for the three months ended September 30, 2017, as compared to 2.90% for the same period in 2016, primarily from higher yield on loans.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 47 basis points in the average rate paid on our interest-bearing liabilities for the three months ended September 30, 2017, as well as an increase of $654.4 million, or 21.5%, in average interest-bearing liabilities, compared to the same period in 2016. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $333.5 million in average money market deposit accounts, an increase of $181.3 million in average interest-bearing checking accounts and an increase of $139.4 million in average certificates of deposit.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended September 30, 2017 compared to 2016. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30,
	2017 over 2016
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase in:
Interest income:
Interest-earning deposits	$245	$25	$270
Federal funds sold	14	—	14
Investment securities available-for-sale	140	(208)	(68)
Investment securities held-to-maturity	24	122	146
FHLB stock	53	3	56
Total loans	4,161	6,074	10,235
Total increase in interest income	4,637	6,016	10,653

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	584	355	939
Money market deposit accounts	2,557	689	3,246
Certificates of deposit	883	349	1,232
Borrowings:
FHLB borrowings	314	(4)	310
Line of credit borrowings	—	22	22
Subordinated notes payable, net	(3)	3	—
Total increase in interest expense	4,335	1,414	5,749
Total increase in net interest income	$302	$4,602	$4,904

(1)
The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the nine months ended September 30, 2017 and 2016. Non-accrual loans are included in the calculation of the average loan balances, while interest payments collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$121,640	$981	1.08%	$107,651	$418	0.52%
Federal funds sold	6,501	45	0.93%	6,180	16	0.35%
Investment securities available-for-sale	153,665	2,422	2.11%	181,383	2,387	1.76%
Investment securities held-to-maturity	58,744	1,845	4.20%	46,977	1,409	4.01%
FHLB stock	13,803	450	4.36%	10,983	343	4.17%
Total loans	3,619,679	90,865	3.36%	2,935,663	67,710	3.08%
Total interest-earning assets	3,974,032	96,608	3.25%	3,288,837	72,283	2.94%
Other assets	189,483			155,903
Total assets	$4,163,515			$3,444,740

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$298,631	$2,295	1.03%	$160,310	$541	0.45%
Money market deposit accounts	1,951,258	15,511	1.06%	1,614,669	7,847	0.65%
Certificates of deposit	954,352	8,007	1.12%	869,879	5,540	0.85%
Borrowings:
FHLB borrowings	307,143	2,360	1.03%	243,686	1,191	0.65%
Line of credit borrowings	1,375	39	3.79%	—	—	—%
Subordinated notes payable, net	34,579	1,661	6.42%	34,376	1,661	6.45%
Total interest-bearing liabilities	3,547,338	29,873	1.13%	2,922,920	16,780	0.77%
Noninterest-bearing deposits	206,063			153,763
Other liabilities	45,596			33,770
Shareholders' equity	364,518			334,287
Total liabilities and shareholders' equity	$4,163,515			$3,444,740

Net interest income (1)		$66,735			$55,503
Net interest spread			2.12%			2.17%
Net interest margin (1)			2.25%			2.25%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Nine Months Ended September 30, 2017 and 2016. Net interest income, calculated on a fully taxable equivalent basis, increased $11.2 million, or 20.2%, to $66.7 million for the nine months ended September 30, 2017, from $55.5 million for the same period in 2016. The increase in net interest income for the nine months ended September 30, 2017, was primarily attributable to a $685.2 million, or 20.8%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $24.3 million, or 33.7%, in interest income, partially offset by an increase of $13.1 million, or 78.0%, in interest expense. Net interest margin was 2.25% for the nine months ended September 30, 2017 and 2016.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans of $684.0 million, or 23.3%, which is our primary earning asset and the Bank’s core business, and an increase of 28 basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect of the Federal Reserve’s increases in the target federal funds rate on our floating-rate loans, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 31 basis points to 3.25% for the nine months ended September 30, 2017, as compared to 2.94% for the same period in 2016, primarily from higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 36 basis points in the average rate paid on our interest-bearing liabilities for the nine months ended September 30, 2017, as well as an increase of $624.4 million, or 21.4%, in average interest-bearing liabilities, compared to the same period in 2016. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $336.6 million in average money market deposit accounts, an increase of $138.3 million in average interest-

bearing checking accounts, an increase of $84.5 million in average certificates of deposit and an increase of $63.5 million in average FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the nine months ended September 30, 2017 compared to 2016. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Nine Months Ended September 30,
	2017 over 2016
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$503	$60	$563
Federal funds sold	28	1	29
Investment securities available-for-sale	434	(399)	35
Investment securities held-to-maturity	74	362	436
FHLB stock	17	90	107
Total loans	6,573	16,582	23,155
Total increase in interest income	7,629	16,696	24,325

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	1,050	704	1,754
Money market deposit accounts	5,785	1,879	7,664
Certificates of deposit	1,896	571	2,467
Borrowings:
FHLB borrowings	806	363	1,169
Line of credit borrowings	—	39	39
Subordinated notes payable, net	(6)	6	—
Total increase in interest expense	9,531	3,562	13,093
Total increase (decrease) in net interest income	$(1,902)	$13,134	$11,232

(1)
The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

Provision for Loan Losses for the Three Months Ended September 30, 2017 and 2016. We recorded provision for loan losses of $283,000 for the three months ended September 30, 2017, compared to a credit to provision of $542,000 for the three months ended September 30, 2016. The provision for loan losses for the three months ended September 30, 2017, was comprised of a net increase of $206,000 of specific reserves on non-performing loans and a net increase in general reserves of $219,000, partially offset by recoveries of $142,000. The credit to provision for the three months ended September 30, 2016, was comprised of recoveries of $3.5 million and a net decrease in general reserves of $681,000, partially offset by a net increase of $3.7 million in specific reserves on non-performing loans.

Provision for Loan Losses for the Nine Months Ended September 30, 2017 and 2016. We recorded provision for loan losses of $1.0 million for the nine months ended September 30, 2017, compared to a credit to provision of $340,000 for the nine months ended September 30, 2016. The provision for loan losses for the nine months ended September 30, 2017, was comprised of a net increase of $967,000 of specific reserves on non-performing loans and a net increase in general reserves of $553,000, partially offset by recoveries of $478,000. The credit to provision for the nine months ended September 30, 2016, was comprised of recoveries of $4.1 million, a net decrease in general reserves of $1.1 million, partially offset by a net increase of $4.9 million in specific reserves on non-performing loans, of which $1.5 million was charged-off.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees from Chartwell coupled with fees generated from loan and deposit relationships from our Bank customers, including swap transactions. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes the parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,265	$(51)	$9,214	$—	$10,391	$(58)	$10,333
Service charges	96	—	—	96	134	—	—	134
Net gain on the sale and call of investment securities	15	—	—	15	14	—	—	14
Swap fees	1,391	—	—	1,391	977	—	—	977
Commitment and other fees	423	—	—	423	488	—	—	488
Other income (1)	567	—	—	567	550	1	—	551
Total non-interest income	$2,492	$9,265	$(51)	$11,706	$2,163	$10,392	$(58)	$12,497

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Three Months Ended September 30, 2017 and 2016. Our non-interest income was $11.7 million for the three months ended September 30, 2017, a decrease of $791,000, or 6.3%, from $12.5 million for the same period in 2016, primarily related to a decrease in investment management fees, partially offset by an increase in swap fees for the Bank.

Bank Segment:

•
Swap fees increased $414,000 for the three months ended September 30, 2017, as compared to the same period in 2016, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ behavior and market conditions.

Investment Management Segment:

•
Investment management fees decreased $1.1 million for the three months ended September 30, 2017, compared to the same period in 2016, driven primarily by lower assets under management. Assets under management of $8.20 billion as of September 30, 2017, decreased $2.61 billion from September 30, 2016, primarily due to the previously disclosed conclusion of a sub-advisory relationship announced in the fourth quarter of 2016.

The following table presents the components of our non-interest income by operating segment for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$27,843	$(159)	$27,684	$—	$26,981	$(167)	$26,814
Service charges	287	—	—	287	393	—	—	393
Net gain on the sale and call of investment securities	254	—	—	254	77	—	—	77
Swap fees	3,708	—	—	3,708	3,422	—	—	3,422
Commitment and other fees	1,240	—	—	1,240	1,497	—	—	1,497
Other income (1)	1,653	1	—	1,654	654	2	—	656
Total non-interest income	$7,142	$27,844	$(159)	$34,827	$6,043	$26,983	$(167)	$32,859

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Nine Months Ended September 30, 2017 and 2016. Our non-interest income was $34.8 million for the nine months ended September 30, 2017, an increase of $2.0 million, or 6.0%, from $32.9 million for the same period in 2016, primarily related to increases in investment management fees and other income for the Bank.

Bank Segment:

•
Other income increased $999,000 for the nine months ended September 30, 2017, as compared to the same period in 2016, largely due to the change in the fair values of our interest rate swaps of $757,000 and an increase in gains on the sale of OREO of $134,000.

Investment Management Segment:

•
Investment management fees increased $862,000 for the nine months ended September 30, 2017, as compared to the same period in 2016, driven primarily by the additional four months of revenue provided by the operations of The Killen Group, Inc. (“TKG”), which was acquired at the end of April 2016, partially offset by the loss of a sub-advisory relationship.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$9,035	$6,416	$(768)	$14,683	$8,075	$6,589	$—	$14,664
Premises and occupancy costs	981	280	(4)	1,257	1,025	260	—	1,285
Professional fees	778	234	(44)	968	566	176	(49)	693
FDIC insurance expense	1,121	—	—	1,121	933	—	—	933
General insurance expense	175	70	—	245	188	70	—	258
State capital shares tax	398	—	—	398	329	—	—	329
Travel and entertainment expense	575	363	(110)	828	495	223	—	718
Intangible amortization expense	—	463	—	463	—	463	—	463
Change in fair value of acquisition earn out	—	—	—	—	—	(1,209)	—	(1,209)
Other operating expenses (1)	1,512	384	953	2,849	1,616	691	73	2,380
Total non-interest expense	$14,575	$8,210	$27	$22,812	$13,227	$7,263	$24	$20,514

Full-time equivalent employees (2)	165	67	—	232	150	66	—	216

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended September 30, 2017 and 2016. Our non-interest expense for the three months ended September 30, 2017, increased $2.3 million, or 11.2%, as compared to the same period in 2016, of which $1.3 million relates to the increase in expenses of the Bank segment and $947,000 relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended September 30, 2017, increased by $960,000, compared to the same period in 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in stock-based compensation expense.

•	Professional fees for the three months ended September 30, 2017, increased by $212,000, compared to the same period in 2016, due to the higher legal fees.

•	FDIC insurance expense for the three months ended September 30, 2017, increased by $188,000, compared to the same period in 2016, due to the increase in the Bank’s assets.

Investment Management Segment:

•
Chartwell’s non-interest expenses for the three months ended September 30, 2017, increased by $947,000, compared to the same period in 2016, primarily due to the decrease to the fair value of the TKG acquisition earnout of $1.2 million for the three months ended September 30, 2016, based on management’s estimate of the projected annualized run-rate EBITDA of TKG at December 31, 2016.

The following table presents the components of our non-interest expense by operating segment for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$25,737	$18,528	$(1,467)	$42,798	$23,145	$16,259	$—	$39,404
Premises and occupancy costs	2,887	883	(7)	3,763	2,896	687	—	3,583
Professional fees	2,222	547	(127)	2,642	2,156	473	(146)	2,483
FDIC insurance expense	3,074	—	—	3,074	2,023	—	—	2,023
General insurance expense	563	242	—	805	547	221	—	768
State capital shares tax	1,148	—	—	1,148	986	—	—	986
Travel and entertainment expense	1,514	786	(110)	2,190	1,551	589	—	2,140
Intangible amortization expense	—	1,388	—	1,388	—	1,291	—	1,291
Change in fair value of acquisition earn out	—	—	—	—	—	(1,209)	—	(1,209)
Other operating expenses (1)	4,723	1,412	1,811	7,946	4,545	1,757	206	6,508
Total non-interest expense	$41,868	$23,786	$100	$65,754	$37,849	$20,068	$60	$57,977

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Nine Months Ended September 30, 2017 and 2016. Our non-interest expense for the nine months ended September 30, 2017, increased $7.8 million, or 13.4%, as compared to the same period in 2016, of which $4.0 million relates to the increase in expenses of the Bank segment and $3.7 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the nine months ended September 30, 2017, increased by $2.6 million, compared to the same period in 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
FDIC insurance expense for the nine months ended September 30, 2017, increased by $1.1 million, compared to the same period in 2016, due to the one-time change in the FDIC assessment methodology effective for the third quarter of 2016, and the increase in the Bank’s assets.

Investment Management Segment:

•
There was a decrease to the fair value of the TKG acquisition earnout of $1.2 million for the nine months ended September 30, 2016, based on management’s estimate of the projected annualized run-rate EBITDA of TKG at December 31, 2016.

•
Excluding the earnout adjustment, Chartwell’s non-interest expenses for the nine months ended September 30, 2017, increased by $2.5 million, compared to the same period in 2016, primarily due to four months of additional expenses contributed by the operations of TKG, which was acquired at the end of April 2016.

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

Income Taxes for the Three Months Ended September 30, 2017 and 2016. For the three months ended September 30, 2017, we recognized income tax expense of $2.2 million, or 17.9% of income before tax, as compared to income tax expense of $2.8 million, or 24.7% of income before tax, for the same period in 2016. Our effective tax rate of 17.9% for the three months ended September 30, 2017, decreased as compared to the prior year due to a higher level of investment tax credits recognized in the three months ended September 30, 2017, versus the same period in 2016.

Income Taxes for the Nine Months Ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, we recognized income tax expense of $8.6 million, or 25.0% of income before tax, as compared to income tax expense of $9.5 million, or 31.0% of income before tax, for the same period in 2016. Our effective tax rate of 25.0% for the nine months ended September 30, 2017, decreased as compared to the prior year due to a higher level of investment tax credits recognized in the nine months ended September 30, 2017, versus the same period in 2016.

Financial Condition

Our total assets as of September 30, 2017, were $4.50 billion, which was an increase of $565.6 million, or 19.2% on an annualized basis, from December 31, 2016, driven primarily by growth in our loan portfolio. As of September 30, 2017, our loan portfolio of $3.93 billion, increased $529.6 million, or 20.8% annualized, from December 31, 2016. Total investment securities decreased $17.6 million, or 9.8% annualized, to $220.9 million, as of September 30, 2017, from December 31, 2016, primarily as a result of the net activity of calls, maturities and purchases of certain securities. Cash and cash equivalents increased $32.6 million, to $136.6 million, as of September 30, 2017, from December 31, 2016. As of September 30, 2017, our total deposits of $3.77 billion increased $483.1 million, or 19.7% annualized, from December 31, 2016. Net borrowings increased $39.7 million, to $279.2 million, as of September 30, 2017, from December 31, 2016. Our shareholders’ equity increased $25.5 million to $377.3 million as of September 30, 2017, from December 31, 2016. This increase was primarily the result of $25.9 million in net income and the impact of $4.2 million in stock-based compensation, partially offset by the purchase of $6.5 million in treasury stock.

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. The loan portfolio represents our largest earning asset. As of September 30, 2017, 90.0% of our loans have a floating rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$2,055,808	52.3%	$1,735,928	51.0%
Middle-market banking loans:
Commercial and industrial	648,720	16.5%	587,423	17.3%
Commercial real estate	1,226,142	31.2%	1,077,703	31.7%
Total middle-market banking loans	1,874,862	47.7%	1,665,126	49.0%
Loans held-for-investment	$3,930,670	100.0%	$3,401,054	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $529.6 million, or 20.8% on an annualized basis, to $3.93 billion as of September 30, 2017, as compared to December 31, 2016. Our growth for the nine months ended September 30, 2017, was comprised of an increase in private banking loans of $319.9 million, an increase in commercial and industrial loans of $61.3 million, and an increase in commercial real estate loans of $148.4 million.

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

As of September 30, 2017, there were $1.93 billion, or 93.9%, of private banking loans that were secured by cash and marketable securities as compared to $1.58 billion, or 91.3%, as of December 31, 2016. Our private banking lines of credit are typically due on demand. The growth in loans secured by cash and marketable securities is expected to continue as a result of our focus on this portion of our private banking business as we believe we have strong competitive advantages in this line of business. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of these loans secured by cash and marketable securities, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	September 30, 2017	December 31, 2016
Private banking loans:
Secured by cash and marketable securities	$1,930,501	$1,584,373
Secured by real estate	95,649	110,476
Other	29,658	41,079
Total private banking loans	$2,055,808	$1,735,928

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

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner occupied properties is cash flow from the borrower’s operations.

As of September 30, 2017, there were $1.04 billion of total commercial real estate loans with a floating interest rate and $181.2 million with a fixed interest rate, as compared to $901.5 million and $176.2 million, respectively, as of December 31, 2016.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	September 30, 2017
(Dollars in thousands)	One Year or Less	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$1,950,330	$56,765	$48,713	$2,055,808
Commercial and industrial	173,859	356,631	118,230	648,720
Commercial real estate	234,856	555,715	435,571	1,226,142
Loans held-for-investment	$2,359,045	$969,111	$602,514	$3,930,670

Interest rate sensitivity:
Fixed interest rates	$118,061	$140,916	$134,259	$393,236
Floating or adjustable interest rates	2,240,984	828,195	468,255	3,537,434
Loans held-for-investment	$2,359,045	$969,111	$602,514	$3,930,670

Interest Reserve Loans

As of September 30, 2017, loans with interest reserves totaled $197.2 million, which represented 5.0% of loans held-for-investment, as compared to $159.4 million, or 4.7%, as of December 31, 2016. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

The two components of the allowance for loan losses are general reserves, in which estimates are based upon homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment; and specific reserves, which are applied to commercial and consumer loans that are individually evaluated for impairment.

In management’s opinion a loan is impaired, based upon current information and events, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

In estimating probable loan loss of general reserves we consider numerous factors, including historical charge-offs and subsequent recoveries. We also consider, but are not limited to, qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, we consider the impact of changes in current local and regional economic conditions in the markets that we serve. Assessment of relevant economic factors indicates that some of our primary markets historically tend to lag the national economy, with local economies in those primary markets also improving or weakening, as the case may be, but at a more measured rate than the national trends.

We base the computation of the allowance for loan losses of general reserves on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of our three primary loan portfolios: private banking, commercial and industrial, and commercial real estate. As the loan loss history, mix and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage that drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on management’s judgment, as to the probable impact on each loan portfolio and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality at least quarterly.

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
General reserves	$12,375	$11,823
Specific reserves	3,604	6,939
Total allowance for loan losses	$15,979	$18,762
Allowance for loan losses to loans	0.41%	0.55%

As of September 30, 2017, we had specific reserves totaling $3.6 million related to impaired loans with an aggregated total outstanding balance of $6.8 million. As of December 31, 2016, we had specific reserves totaling $6.9 million related to impaired loans, with an aggregated total outstanding balance of $17.8 million. These loans were on non-accrual status as of September 30, 2017 and December 31, 2016.

The following table summarizes allowance for loan losses by loan category and percentage of loans, as of the dates indicated:

	September 30, 2017		December 31, 2016
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,491	52.3%	$1,424	51.0%
Commercial and industrial	9,593	16.5%	12,326	17.3%
Commercial real estate	4,895	31.2%	5,012	31.7%
Total allowance for loan losses	$15,979	100.0%	$18,762	100.0%

Allowance for Loan Losses as of September 30, 2017 and December 31, 2016. Our allowance for loan losses decreased to $16.0 million, or 0.41% of loans, as of September 30, 2017, as compared to $18.8 million, or 0.55% of loans, as of December 31, 2016. Our allowance for loan losses related to private banking loans increased $67,000 from December 31, 2016 to September 30, 2017, which was attributable to growth in this portfolio partially offset by lower specific reserves related to paydowns on non-performing loans. Our allowance for loan losses related to commercial and industrial loans decreased $2.7 million from December 31, 2016 to September 30, 2017, which was attributable to charge-offs of $4.3 million on non-performing loans, partially offset by increases in general reserves of $494,000 and net increases in specific reserves of $1.1 million. Our allowance for loan losses related to commercial real estate loans decreased by $117,000 from December 31, 2016 to September 30, 2017, primarily due to the overall strong credit quality of this portfolio partially offset by loan growth.

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

The following table provides an analysis of the allowance for loan losses, charge-offs, recoveries and provision for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Beginning balance	$15,968	$17,215	$18,762	$17,974
Charge-offs:
Private banking	—	—	—	—
Commercial and industrial	(413)	—	(4,302)	(1,542)
Commercial real estate	—	—	—	—
Total charge-offs	(413)	—	(4,302)	(1,542)
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	136	127	472	708
Commercial real estate	5	3,411	5	3,411
Total recoveries	141	3,538	477	4,119
Net recoveries (charge-offs)	(272)	3,538	(3,825)	2,577
Provision (credit) for loan losses	283	(542)	1,042	(340)
Ending balance	$15,979	$20,211	$15,979	$20,211

Net loan charge-offs (recoveries) to average total loans, annualized	0.03%	(0.46)%	0.14%	(0.12)%
Provision (credit) for loan losses to average total loans, annualized	0.03%	(0.07)%	0.04%	(0.02)%

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of September 30, 2017 and December 31, 2016, and there was no interest income recognized on these loans while on non-accrual status for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, non-performing loans were $6.9 million, or 0.18% of total loans, compared to $17.8 million, or 0.52% of total loans, as of December 31, 2016. We had specific reserves of $3.6 million and $6.9 million as of September 30, 2017 and December 31, 2016, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 18.3% and 40.5% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of September 30, 2017 and December 31, 2016, respectively.

For additional information on our non-performing loans for September 30, 2017 and December 31, 2016, refer to Note 4, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $10.5 million, or 0.23% of total assets, as of September 30, 2017, as compared to $22.0 million, or 0.56% of total assets, as of December 31, 2016. The decrease in non-performing assets was due to $11.5 million in reductions on non-performing loans including a loan which was restructured and returned to performing status, charge-offs, paydowns and sales of OREO during the nine months ended September 30, 2017. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of September 30, 2017 and December 31, 2016, we had OREO properties totaling $3.6 million and $4.2 million, respectively.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Non-performing loans:
Private banking	$407	$517
Commercial and industrial	6,529	17,273
Commercial real estate	—	—
Total non-performing loans	$6,936	$17,790
Other real estate owned	3,581	4,178
Total non-performing assets	$10,517	$21,968

Non-performing troubled debt restructured loans	$6,936	$17,273
Performing troubled debt restructured loans	$3,449	$471
Non-performing loans to total loans	0.18%	0.52%
Allowance for loan losses to non-performing loans	230.38%	105.46%
Non-performing assets to total assets	0.23%	0.56%

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

For additional information on the age analysis of past due loans segregated by class of loan for September 30, 2017 and December 31, 2016, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

On a monthly basis, we monitor various credit quality indicators for our loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, we monitor the collateral of loans secured by cash and marketable securities within the private banking portfolio, which further reduces the risk profile of that portfolio.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for September 30, 2017 and December 31, 2016, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, securities classified as available-for-sale are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity. The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of September 30, 2017 and December 31, 2016, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things.

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

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities, as well as certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of September 30, 2017, was approximately 1.6, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $151.8 million and $174.9 million in investment securities available-for-sale as of September 30, 2017 and December 31, 2016, respectively. The decrease of $23.1 million was primarily attributable to repayments, including calls and maturities of $46.8 million net of purchases of $22.9 million of certain securities during the nine months ended September 30, 2017.

On a fair value basis, 53.1% of our available-for-sale investment securities as of September 30, 2017, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2016, floating-rate securities comprised 67.0% of our available-for-sale investment securities.

On a fair value basis, 39.7% of our available-for-sale investment securities as of September 30, 2017, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations, and certain equity securities. As of December 31, 2016, agency securities comprised 41.6% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $58.3 million and $53.9 million in investment securities held-to-maturity as of September 30, 2017 and December 31, 2016, respectively. The increase of $4.4 million was primarily attributable to purchases of $7.5 million net of a call of $3.0 million of certain securities during the nine months ended September 30, 2017. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of September 30, 2017 and December 31, 2016.

Trading Investment Securities. We held no investment securities for trading as of September 30, 2017 and December 31, 2016. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$57,571	$261	$60	$57,772
Trust preferred securities	17,807	871	—	18,678
Non-agency mortgage-backed securities	5,587	—	—	5,587
Non-agency collateralized loan obligations	903	—	9	894
Agency collateralized mortgage obligations	40,096	26	94	40,028
Agency mortgage-backed securities	20,197	132	125	20,204
Equity securities	8,851	—	204	8,647
Total investment securities available-for-sale	151,012	1,290	492	151,810
Investment securities held-to-maturity:
Corporate bonds	31,190	959	—	32,149
Agency debentures	1,983	16	—	1,999
Municipal bonds	25,141	316	—	25,457
Total investment securities held-to-maturity	58,314	1,291	—	59,605
Total	$209,326	$2,581	$492	$211,415

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary impairment losses.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of September 30, 2017. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	September 30, 2017
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$8,920	1.94%	$33,911	2.31%	$4,941	5.00%	$10,000	5.00%	$57,772	2.96%
Trust preferred securities	—	—%	—	—%	9,450	3.13%	9,228	3.26%	18,678	3.19%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	5,587	2.31%	5,587	2.31%
Non-agency collateralized loan obligations	—	—%	—	—%	—	—%	894	3.57%	894	3.57%
Agency collateralized mortgage obligations	—	—%	901	1.60%	—	—%	39,127	1.66%	40,028	1.66%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	20,204	1.95%	20,204	1.95%
Total debt securities available-for-sale	8,920		34,812		14,391		85,040		143,163
Weighted average yield		1.94%		2.29%		3.79%		2.35%		2.45%
Investment securities held-to-maturity:
Corporate bonds	5,194	6.38%	—	—%	26,955	5.37%	—	—%	32,149	5.53%
Agency debentures	—	—%	—	—%	1,999	2.83%	—	—%	1,999	2.83%
Municipal bonds	1,005	1.97%	11,681	2.44%	11,834	2.84%	937	3.55%	25,457	2.65%
Total debt securities held-to-maturity	6,199		11,681		40,788		937		59,605
Weighted average yield		5.64%		2.44%		4.50%		3.55%		4.19%
Total debt securities	$15,119		$46,493		$55,179		$85,977		$202,768
Weighted average yield		3.43%		2.33%		4.32%		2.36%		2.96%

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

We build deposit relationships through both our commercial bank and our private bank channels. We compete for deposits by offering superior liquidity and treasury management products and services to our customers. We focus on providing our clients and prospects within our key markets with superior service, sophisticated yet customizable solutions, simple and competitive fee structures for our service offerings and an easier client experience. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth.

As of September 30, 2017, we consider nearly 90% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS® , have been classified for some regulatory purposes as brokered deposits, while for other regulatory purposes they are not classified as brokered deposits. As of September 30, 2017, the Bank had CDARS® and ICS® reciprocal deposits totaling $645.5 million and other brokered deposits of $420.2 million. We continue to utilize other brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017		2016
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$371,526	1.25%	$190,270	0.49%
Money market deposit accounts	2,021,755	1.23%	1,688,250	0.71%
Certificates of deposit	1,003,280	1.25%	863,872	0.89%
Total average interest-bearing deposits	3,396,561	1.24%	2,742,392	0.75%
Noninterest-bearing deposits	205,368	—	161,723	—
Total average deposits	$3,601,929	1.17%	$2,904,115	0.71%

Average Deposits for the Three Months Ended September 30, 2017 and 2016. For the three months ended September 30, 2017, our average total deposits were $3.60 billion, representing an increase of $697.8 million, or 24.0%, from the same period in 2016. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 49 basis points to 1.24% for the three months ended September 30, 2017, from 0.75% for the same period in 2016, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 59.5% of total average interest-bearing deposits, for the three months ended September 30, 2017, from 61.6% for the same period in 2016. Average certificates of deposit decreased to 29.6% of total average interest-bearing deposits for the three months ended September 30, 2017, compared to 31.5% for the same period in 2016. Average interest-bearing checking accounts increased to 10.9% of total average interest-bearing deposits for the three months ended September 30, 2017, compared to 6.9% for the same period in 2016. Average noninterest-bearing deposits increased $43.6 million, or 27.0%, in the three months ended September 30, 2017, from the three months ended September 30, 2016, and the average cost of total deposits increased 46 basis points to 1.17% for the three months ended September 30, 2017, from 0.71% for the same period in 2016.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017		2016
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$298,631	1.03%	$160,310	0.45%
Money market deposit accounts	1,951,258	1.06%	1,614,669	0.65%
Certificates of deposit	954,352	1.12%	869,879	0.85%
Total average interest-bearing deposits	3,204,241	1.08%	2,644,858	0.70%
Noninterest-bearing deposits	206,063	—	153,763	—
Total average deposits	$3,410,304	1.01%	$2,798,621	0.66%

Average Deposits for the Nine Months Ended September 30, 2017 and 2016. For the nine months ended September 30, 2017, our average total deposits were $3.41 billion, representing an increase of $611.7 million, or 21.9%, from the same period in 2016. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 38 basis points to 1.08% for the nine months ended September 30, 2017, from 0.70% for the same period in 2016, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 60.9% of total average interest-bearing deposits, for the nine months ended September 30, 2017, from 61.0% for the same period in 2016. Average certificates of deposit decreased to 29.8% of total average interest-bearing deposits for the nine months ended September 30, 2017, compared to 32.9% for the same period in 2016. Average interest-bearing checking accounts increased to 9.3% of total average interest-bearing deposits for the nine months ended September 30, 2017, compared to 6.1% for the same period in 2016. Average noninterest-bearing deposits increased $52.3 million, or 34.0%, in the nine months ended September 30, 2017, from the nine months ended September 30, 2016, and the average cost of total deposits increased 35 basis points to 1.01% for the nine months ended September 30, 2017, from 0.66% for the same period in 2016.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of September 30, 2017.

(Dollars in thousands)	September 30, 2017
Months to maturity:
Three months or less	$289,531
Over three to six months	286,241
Over six to 12 months	239,913
Over 12 months	110,617
Total	$926,302

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

The following table presents certain information with respect to our outstanding borrowings, as of September 30, 2017 and December 31, 2016.

	September 30, 2017					December 31, 2016
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Daily FHLB borrowings	$140,000	1.30%	$370,000	$207,143	1-4 days	$105,000	0.77%	$260,000	$142,664	1-4 days
Term FHLB borrowings:
Issued 7/29/2015	—	—%	—	—		—	0.61%	25,000	14,754	12 months
Issued 7/29/2015	—	—%	—	—		—	0.72%	25,000	20,970	15 months
Issued 6/29/2016	—	—%	—	—		—	0.66%	100,000	24,863	3 months
Issued 9/29/2016	—	—%	—	—		—	0.58%	100,000	24,863	3 months
Issued 12/29/2016	—	0.85%	100,000	31,868	3 months	100,000	0.85%	100,000	820	3 months
Issued 3/29/2017	—	1.07%	100,000	33,700	3 months	—	—%	—	—
Issued 6/29/2017	—	1.32%	100,000	33,700	3 months	—	—%	—	—
Issued 9/29/2017	100,000	1.33%	100,000	732	3 months	—	—%	—	—
Line of credit borrowings	4,500	4.24%	4,500	1,375	12 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$279,500	1.92%	$809,500	$343,518		$240,000	1.53%	$645,000	$263,934

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

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of September 30, 2017, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries and the net proceeds from the issuance of our debt or equity securities. As of September 30, 2017, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable, interest payments on other borrowings and our share repurchase programs. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. During the nine months ended September 30, 2017, the parent company paid $6.5 million related to share repurchase programs and $2.0 million related to interest payments on the subordinated notes and other borrowings. During the nine months ended September 30, 2016, the parent company paid $15.0 million for the TKG acquisition, $2.0 million related to interest payments on the subordinated notes and $9.5 million related to share repurchase programs. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of September 30, 2017. In addition, the holding company maintains an unsecured line of credit of $25.0 million with Texas Capital Bank, of which $20.5 million was available as of September 30, 2017.

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

Our principal sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled) and future earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to reciprocal CDARS® and ICS® deposits and other brokered deposits, and the ability to raise debt and equity. Customer deposits are an important source of liquidity, which depends on the confidence of those customers in us and is supported by our capital position and the protection provided by FDIC insurance.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 83.8% and 83.6% as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, we had available liquidity of $792.9 million, or 17.6% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and unpledged investment securities available-for-sale), totaling $227.3 million, or 5.1% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $565.6 million, or 12.6% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Available cash	$79,756	$64,816
Unpledged investment securities available-for-sale	147,593	169,830
Net borrowing capacity	565,597	509,906
Total liquidity	$792,946	$744,552

For the nine months ended September 30, 2017, we generated $23.1 million of cash from operating activities, compared to cash generated of $14.2 million for the same period in 2016. This change in cash flow was primarily the result of an increase in net income of $4.9 million for the nine months ended September 30, 2017, and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $508.0 million, for the nine months ended September 30, 2017, as compared to a net cash outflow of $364.4 million for the same period in 2016. The outflows for the nine months ended September 30, 2017, were primarily due to net loan growth of $540.3 million and purchases of investment securities totaling $20.4 million, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $49.8 million. The outflows for the nine months ended September 30, 2016, included net loan growth of $332.0 million, purchases of investment securities totaling $33.7 million and $14.1 million for the

TKG acquisition net of acquired cash, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $16.4 million.

Financing activities resulted in a net inflow of $517.5 million for the nine months ended September 30, 2017, compared to a net inflow of $374.3 million for the same period in 2016. The inflows for the nine months ended September 30, 2017, were primarily a result of a net increase in deposits of $483.1 million and a net increase in FHLB borrowings of $35.0 million, compared to a $397.4 million net increase in deposits and a net decrease in FHLB borrowings of $15.0 million for the nine months ended September 30, 2016.

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

Shareholders’ Equity. Shareholders’ equity increased to $377.3 million as of September 30, 2017, compared to $351.8 million as of December 31, 2016. The $25.5 million increase during the nine months ended September 30, 2017, was attributable to net income of $25.9 million, the impact of $4.2 million in stock-based compensation, an increase of $500,000 in accumulated other comprehensive income (loss) and $1.3 million in exercises of stock options, partially offset by the purchase of $6.5 million in treasury stock.

Regulatory Capital. As of September 30, 2017 and December 31, 2016, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	September 30, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$335,178	11.80%	$227,240	8.00%	N/A	N/A
Bank	$337,652	12.01%	$224,901	8.00%	$281,126	10.00%
Tier 1 risk-based capital ratio
Company	$316,300	11.14%	$170,430	6.00%	N/A	N/A
Bank	$325,304	11.57%	$168,675	6.00%	$224,901	8.00%
Common equity tier 1 risk-based capital ratio
Company	$316,300	11.14%	$127,822	4.50%	N/A	N/A
Bank	$325,304	11.57%	$126,507	4.50%	$182,732	6.50%
Tier 1 leverage ratio
Company	$316,300	7.40%	$170,901	4.00%	N/A	N/A
Bank	$325,304	7.66%	$169,861	4.00%	$212,326	5.00%

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	September 30, 2017
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$2,517,576	$204,078	$—	$—	$2,721,654
Certificates of deposit	935,943	112,273	—	—	1,048,216
Borrowings outstanding	244,500	35,000	—	—	279,500
Interest payments on certificates of deposit and borrowings	11,851	4,028	—	—	15,879
Operating leases	2,552	5,058	2,733	1,051	11,394
Commitments for low income housing tax credits	7,931	13,101	423	69	21,524
Commitments for small business investment companies	3,255	—	—	—	3,255
Total contractual obligations	$3,723,608	$373,538	$3,156	$1,120	$4,101,422

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

We minimize our exposure to loss under loan commitments and standby letters of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot be reasonably predicted because, while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn. There is no guarantee that the lines of credit will be used.

The following table is a summary of the total notional amount of unused loan commitments and standby letters of credit commitments, based on the availability of eligible collateral or other terms under the loan agreement, by contractual maturities outstanding as of the date indicated.

	September 30, 2017
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$1,784,000	$193,463	$44,778	$89,385	$2,111,626
Standby letters of credit	37,812	20,052	10,265	5,325	73,454
Total off-balance sheet arrangements	$1,821,812	$213,515	$55,043	$94,710	$2,185,080

(1)
The off-balance sheet amounts reflected in the One Year or Less category in the table above include $1.63 billion in unused loan commitments and $1.9 million in standby letters of credit that are due on demand with no stated maturity.

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

Interest rate risk is comprised of re-pricing risk, basis risk, yield curve risk and option risk. Re-pricing risk arises from differences in the cash flow or re-pricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount or at the same time. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Option risk arises from embedded options within asset and liability products as certain borrowers may prepay their loans when rates fall, while certain depositors may redeem their certificates when rates rise.

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

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$25,118	26.72%	-20.00%	$25,570	30.48%
+200	$16,739	17.81%	-15.00%	$16,986	20.25%
+100	$8,345	8.88%	-10.00%	$8,431	10.05%
–100	$(8,943)	(9.51)%	-10.00%	$(3,836)	(4.57)%

Economic value of equity:
+300	$2,814	0.75%	+/-30.00%	$6,027	1.82%
+200	$2,457	0.66%	+/-20.00%	$4,201	1.27%
+100	$1,195	0.32%	+/-10.00%	$2,095	0.63%
–100	$(1,721)	(0.46)%	+/-10.00%	$(11,980)	(3.61)%

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

	September 30, 2017
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$129,979	$—	$—	$—	$—	$—	$—	$129,979
Federal funds sold	6,220	—	—	—	—	—	—	6,220
Total investment securities	95,632	3,926	15,295	71,822	17,898	15,544	799	220,916
Total loans	3,552,583	40,825	60,974	179,000	70,206	18,691	8,391	3,930,670
Other assets	—	—	—	—	—	—	208,228	208,228
Total assets	$3,784,414	$44,751	$76,269	$250,822	$88,104	$34,235	$217,418	$4,496,013

Liabilities:
Transaction deposits	$2,220,594	$—	$87,000	$204,078	$—	$—	$209,982	$2,721,654
Certificates of deposit	399,783	286,684	249,476	112,273	—	—	—	1,048,216
Borrowings, net	144,500	—	—	135,000	—	—	(338)	279,162
Other liabilities	—	—	—	—	—	—	69,648	69,648
Total liabilities	2,764,877	286,684	336,476	451,351	—	—	279,292	4,118,680

Equity	—	—	—	—	—	—	377,333	377,333
Total liabilities and equity	$2,764,877	$286,684	$336,476	$451,351	$—	$—	$656,625	$4,496,013

Interest rate sensitivity gap	$1,019,537	$(241,933)	$(260,207)	$(200,529)	$88,104	$34,235	$(439,207)
Cumulative interest rate sensitivity gap	$1,019,537	$777,604	$517,397	$316,868	$404,972	$439,207
Cumulative interest rate sensitive assets to rate sensitive liabilities	136.9%	125.5%	115.3%	108.3%	110.5%	111.4%	109.2%
Cumulative gap to total assets	22.7%	17.3%	11.5%	7.0%	9.0%	9.8%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 115.3% as of September 30, 2017, from 120.5% as of December 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended September 30, 2017, the Company was not a party to any legal proceedings that the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended September 30, 2017:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1, 2017 - July 31, 2017	36,453	$23.00	36,453	$3,716,466
August 1, 2017 - August 31, 2017	60,500	21.69	60,500	2,404,008
September 1, 2017 - September 30, 2017	10,000	20.55	10,000	2,198,464
Total	106,953	$22.03	106,953	$2,198,464

*
In January 2017, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $5 million of its common stock from time to time on the open market or in privately negotiated transactions.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ Mark L. Sullivan
Mark L. Sullivan
Vice Chairman and Chief Financial Officer

Date: October 30, 2017

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.