Form 10-K
period 2017-12-31
TriState Capital Holdings, Inc.
filed 2018-02-23
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K
_________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $555,632,356.

As of January 31, 2018, there were 28,911,526 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2018, for the annual shareholders meeting to be held on or around May 17, 2018, are incorporated by reference into Part III.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer. Through our bank subsidiary we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York and we also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our banking products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Our broker/dealer subsidiary supports the marketing efforts for Chartwell’s proprietary investment products.

We operate two reportable segments: Bank and Investment Management.

•
The Bank segment provides commercial banking products and services to middle-market businesses and private banking products and services to high-net-worth individuals through our TriState Capital Bank subsidiary. Total assets of the Bank were $4.69 billion as of December 31, 2017.

•
The Investment Management segment provides investment management services primarily to institutional investors, mutual funds and individual investors through Chartwell and also supports marketing efforts for Chartwell’s proprietary investment products through CTSC Securities. Assets under management for this segment were $8.31 billion as of December 31, 2017.

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

Our Sales and Distribution Culture. We focus on efficient and profitable sales and distribution of investment management services and banking products and services to middle-market businesses and private banking clients. Our relationship managers and distribution professionals have significant experience in the banking and financial services industries and are focused on client service. In our banking business, we monitor net interest income contribution, loan and deposit growth, and asset quality by market and by relationship manager. Our compensation program is designed within our banking business to incentivize our regional presidents and relationship managers to prudently grow their loans, deposits and profitability, while maintaining strong asset quality. In our investment management business, our compensation program is designed to incentivize new assets under management while maximizing the retention of existing clients and exceeding benchmark investment performance.

Disciplined Risk Management. We place a strong emphasis on effective risk management as an integral component of our organizational culture. We use our risk management infrastructure to monitor existing operations, support decision-making and improve the success rate of existing products and services as well as new initiatives. A major part of our risk management effort has been our focus on increasing non-interest income, including our expansion into the investment management business through our recent acquisitions. Also, in our banking business, this has included our focus on growing loans originated through our private banking channel. We believe these loans have lower credit risk because they are typically secured by readily liquid collateral, such as marketable securities, and/or are personally guaranteed by high-net-worth borrowers. In addition, we mitigate risk associated with these loans through active daily monitoring of the collateral, utilizing our proprietary technology.

Experienced Professionals. Having successful and high quality professionals is critical to continuing to drive prudent growth in our business. In addition to our experienced executive management team and board of directors, we employ highly experienced personnel across our entire organization. Our commercial and private banking presidents as well as our regional banking presidents have an average of more than 30 years of banking experience and our middle-market and private banking relationship managers have an average of nearly 25 years of banking experience. Chartwell’s mission is successfully executed through the dedication of investment professionals who average over 20 years of industry experience. We believe that our distinct business model, culture, and scalable platform enable us to attract and retain high quality professionals. Additionally, our low overhead costs give us the financial capability to attract and incentivize qualified professionals who desire to work in an entrepreneurial and results-oriented organization.

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

•
Middle-Market Banking Channel. Our middle-market banking channel primarily targets businesses with revenues between $5.0 million and $300.0 million located within our primary markets. To capitalize on this opportunity, each of our representative offices is led by an experienced regional president so we can understand the unique borrowing needs of the middle-market businesses in their area. They are supported by highly experienced relationship managers with a reputation for success in targeting middle-market business customers and maintaining strong credit quality within their loan portfolios.

•
Private Banking Channel. We provide loan products and services nationally to executives and high-net-worth individuals most of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. Our private banking products primarily include loans secured by cash, marketable securities and other asset-based loans. Our relationship managers have cultivated referral arrangements with 165 financial intermediaries. Under these arrangements, the financial intermediaries are able to refer their clients to us for responsive and sophisticated banking services. We believe many of our referral relationships also create cross-selling opportunities with respect to our deposit products and our investment management business. Since inception, we have had no charge-offs related to our loans secured by cash and marketable securities.

As shown in the following table, we have continued to achieve loan growth through both of our banking channels. As of December 31, 2017, loans sourced through our middle-market banking channel were $1.92 billion, or 45.9% of our loans held-for-investment.

As of December 31, 2017, loans sourced through our private banking channel were $2.27 billion, or 54.1% of our loans held-for-investment, of which $2.14 billion, or 94.6%, were secured by cash and marketable securities. We expect continued strong loan and deposit growth in this channel, in part, because we added 23 new loan referral relationships during the year ended December 31, 2017 for a total of 165 referral relationships at the end of 2017. We have also experienced continued growth in the number of customers resulting from our existing referral relationships.

	December 31,		2017 Change from 2016
(Dollars in thousands)	2017	2016	Amount	Percent
Middle-market banking offices:
Western Pennsylvania	$540,999	$480,271	$60,728	12.6%
Eastern Pennsylvania	432,306	314,454	117,852	37.5%
Ohio	314,092	283,473	30,619	10.8%
New Jersey	338,897	343,413	(4,516)	(1.3)%
New York	292,213	243,515	48,698	20.0%
Total middle-market banking loans	1,918,507	1,665,126	253,381	15.2%
Total private banking loans	2,265,737	1,735,928	529,809	30.5%
Loans held-for-investment	$4,184,244	$3,401,054	$783,190	23.0%

Deposit Funding Strategy. Since inception, we have focused on creating and growing a branchless, diversified, stable, and low all-in cost deposit channels, both in our primary markets and across the United States. As of December 31, 2017, we consider approximately 89% of our total deposits to be sourced from direct customer relationships. We believe our sources of deposits continue to provide excellent opportunities for growth both within our primary markets and nationally.

We take a multilayered approach to our deposit growth strategy. We believe our relationship managers are an integral part of this approach and, accordingly, we measure and incentivize them to increase the deposits associated with their relationships. We have relationship managers who are specifically dedicated to deposit generation and treasury management, and we plan to continue adding such professionals as appropriate to support our growth. Additionally, we believe that our financial performance and our products and services, which are targeted to our markets, enhance our growth of cost-effective deposits.

Investment Management Strategy. We will continue to execute on our investment management strategy of selectively acquiring other investment management firms that complement Chartwell’s business, as evidenced by The Killen Group (“TKG”) acquisition in 2016. We believe that this segment has and will continue to enhance our recurring fee revenue, provide new product offerings for our national network of financial intermediaries, and leverage our financial services distribution capabilities through the financial intermediaries with which our banking business has worked and developed.

Our Markets

For our middle-market banking business, our primary markets of Pennsylvania, Ohio, New Jersey and New York include the four major metropolitan statistical areas (“MSA”) of Pittsburgh and Philadelphia, Pennsylvania; Cleveland, Ohio and New York, New York (which includes northern New Jersey). We believe that our primary markets including these MSAs are long-term, attractive markets for the types of products and services that we offer, and we anticipate that these markets will continue to support our projected growth. With respect to our loans and other financial services and products, we selected the locations for our representative offices partially based upon the number of middle-market businesses located in these MSAs and their respective states. As of December 31, 2017, there were nearly 120,000 middle-market businesses in our primary markets with annual sales between $5.0 million and $300.0 million, which represented approximately 12.0% of the national total as of that date, according to Dun and Bradstreet. According to SNL Financial, the 2017 aggregate population of the four MSAs in which our headquarters and four representative offices are located was approximately 30 million, which represented approximately 10% of the national population. We believe that the population and business concentrations within our primary markets provide attractive opportunities to grow our business.

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

Through our distribution channels, we pursue and create deposit relationships, including treasury management relationships, with customers in our primary markets and throughout the United States. Because our deposit operations are centralized in our Pittsburgh headquarters all of our deposits are aggregated and accounted for in that MSA. For these distribution and reporting reasons, we do not consider deposit market share in any MSA or any of our primary markets to be relevant data. However, for perspective on the size of the deposit markets in which we have offices, the total aggregate domestic deposits of banks headquartered within the four MSAs were approximately $1.5 trillion as of December 31, 2017, according to SNL Financial.

Our investment management products are primarily distributed in two markets. These markets and their relative percentage of our assets under management as of December 31, 2017, were as follows: institutional and sub-advisory (63%) and broker/dealers and registered investment advisors (37%).

Institutional and Sub-Advisory. Chartwell maintains a dedicated sales and client service staff to focus on the distribution of its products to a wide variety of institutional and sub-advisory clients, including corporate pension and profit-sharing plans, public pension plans, Taft-Hartley plans, foundations, endowments and registered investment companies. As of December 31, 2017, assets under management in the institutional and sub-advisory market included $2.15 billion in equity products and $3.06 billion in fixed-income products.

Broker/Dealer and Independent Registered Investment Advisors. Chartwell maintains sales staff dedicated to calling on national, regional and independent broker/dealers and registered investment advisors. Broker/dealers and registered investment advisors use Chartwell’s products to meet the needs of their customers, who are typically retail and/or high-net-worth investors. As of December 31, 2017, assets under management in the broker/dealer and independent registered investment advisor market included $1.89 billion in equity products and $1.21 billion in fixed-income products.

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

The following table presents the composition of our loan portfolio as of December 31, 2017.

(Dollars in thousands)	December 31, 2017	Percent of Loans
Private banking loans	$2,265,737	54.1%
Middle-market banking loans:
Commercial and industrial	667,684	16.0%
Commercial real estate	1,250,823	29.9%
Total middle-market banking loans	1,918,507	45.9%
Loans held-for-investment	$4,184,244	100.0%

Private Banking Loans. Our private banking loans include both personal and commercial loans sourced through our private banking channel, which operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, or other financial assets and to a smaller degree, residential property. We also have a small number of unsecured loans and lines of credit in our private banking loan portfolio that have been made to creditworthy borrowers. The primary source of repayment for these loans is the income and assets of the borrowers. Since a majority of our private banking loans are secured by cash and marketable securities, we believe the credit risk inherent in this segment of our portfolio is lower than the risk associated with other types of loans. We mitigate such risks through active daily monitoring of the collateral, utilizing our proprietary technology.

Our private banking lines of credit predominantly are due on demand or have terms of 365 days or less. Our term loans (other than mortgage loans) in this category generally have maturities of three to five years. On an accommodative basis, we have made personal residential real estate loans consisting primarily of first and second mortgage loans for residential properties, including jumbo mortgages. Our residential mortgage loans typically have maturities of seven years or less. On a limited basis we originated mortgage loans with maturities of up to ten years and acquired other residential mortgages that had original maturities of up to 30 years. Our personal lines of credit typically have floating interest rates. We examine the personal cash flow and liquidity of our individual borrowers when underwriting our private banking loans not secured by cash or marketable securities. In some cases we require our borrowers to agree to maintain a minimum level of liquidity that will be sufficient to repay the loan.

The table below includes all loans made through our private banking channel by collateral type as of the date indicated.

(Dollars in thousands)	December 31, 2017	Percent of Private Banking Loans	Percent of Loans
Private banking loans:
Secured by cash and marketable securities	$2,142,384	94.6%	51.2%
Secured by real estate	93,169	4.1%	2.2%
Other	30,184	1.3%	0.7%
Total private banking loans	$2,265,737	100.0%	54.1%

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

The table below shows the composition of our commercial and industrial loan portfolio by borrower industry as of December 31, 2017.

(Dollars in thousands)	December 31, 2017	Percent of Commercial and Industrial Loans	Percent of Loans
Industry:
Service	$247,838	37.1%	5.9%
Manufacturing	113,951	17.1%	2.7%
Real estate, rental and leasing	105,706	15.8%	2.5%
Wholesale Trade	33,205	5.0%	0.8%
Information	29,980	4.5%	0.7%
Construction	25,393	3.8%	0.6%
Retail Trade	16,298	2.4%	0.4%
Transportation and warehousing	14,944	2.2%	0.4%
Mining	11,769	1.8%	0.3%
All others	68,600	10.3%	1.7%
Total commercial and industrial loans	$667,684	100.0%	16.0%

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

The table below shows the composition of our commercial real estate portfolio as of December 31, 2017.

(Dollars in thousands)	December 31, 2017	Percent of Commercial Real Estate Loans	Percent of Loans
Commercial real estate loans:
Income-producing property loans	$708,692	56.7%	16.9%
Owner-occupied loans	144,707	11.6%	3.5%
Multifamily/apartment loans	318,293	25.4%	7.6%
Construction loans	73,482	5.9%	1.8%
Land development loans	5,649	0.4%	0.1%
Total commercial real estate loans	$1,250,823	100.0%	29.9%

Loan Underwriting

Our focus on maintaining strong asset quality is pervasive throughout all aspects of our lending activities, and it is apparent in our loan underwriting function. We are selective in targeting our lending to middle-market businesses, commercial real estate investors and developers, and high-net-worth individuals that we believe will meet our credit standards. Our credit standards are determined by our Credit Risk Policy Committee that is made up of senior bank officers, including our Chief Credit Officer, Chief Risk Officer, Bank President and Chief Executive Officer, President of Commercial Banking and President of Private Banking.

Our underwriting process is multilayered. Prospective loans are first reviewed by our relationship managers and regional presidents. The prospective commercial and certain private banking loans are then discussed in a pre-screen group composed of the Chief Credit Officer, Senior Credit Officer, President of Commercial Banking, President of Private Banking and all of our regional presidents. Applications for prospective loans that are accepted are fully underwritten by our credit administration group in combination with the relationship manager. Finally, the prospective loans are submitted to our Senior Loan Committee for approval, with the exception of certain loans that are fully secured by cash or marketable securities. Members of the Senior Loan Committee include our Chairman and Chief Executive Officer, Chief Financial Officer, our two Vice Chairmen, Chief Credit Officer, Senior Credit Officer, Bank President and Chief Executive Officer, President of Commercial Banking, President of Private Banking and our regional presidents. All of our lending personnel, from our relationship managers to the members of our Senior Loan Committee, have significant experience that benefits our underwriting process.

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

Our lending activities are subject to internal exposure limits that restrict concentrations of loans within our portfolio to certain targets and maximums based on a percentage of total loan commitments and as a multiple of total risk-based capital. These exposure limits are approved by our Senior Loan Committee and our board of directors based upon recommendations made by the Credit Risk Policy Committee. Our internal exposure limits are established to avoid unacceptable concentrations in a number of areas, including in our different loan categories and in specific industries. In addition, we have established a preferred lending limit that is significantly lower than our legal lending limit.

Our loan portfolio includes Shared National Credits (“SNC”). SNCs are participations in loans of $20 million or more that are shared by three or more financial institutions. We are typically part of the originating bank group in connection with these loan participations. We utilize the same underwriting criteria for these loans that we use for loans that we originate directly. These loans are to borrowers typically located within our primary markets and are generally made to companies that are known to us and with whom we have direct contact. They offer advantages in a diversified loan portfolio. These loans have helped us to diversify the risk inherent in our loan portfolio by allowing us to access a broader array of corporations with different credit profiles, repayment sources, geographic footprints and with larger revenue bases than those businesses associated with our direct loans. Still, we are focused more on growing our direct loans than SNC loans. As of December 31, 2017, we had $314.4 million of SNC loans compared to $344.0 million as of December 31, 2016. Effective January 1, 2018, the bank regulatory agencies revised the SNC definition to increase the loan size to $100 million or more and that are still shared by three or more financial institutions. Under this new definition we expect our SNC portfolio to be reduced by approximately one-third.

Loan Portfolio Concentrations

Geographic criteria. We focus on developing client relationships with companies that have headquarters and/or significant operations within our primary markets.

The table below shows the composition of our commercial loan portfolios based upon the states where our borrowers are located. Loans to borrowers located in our four primary market states make up 85.1% of our total commercial loans outstanding as of December 31, 2017. When those loans are aggregated with our loans to borrowers located in states that are contiguous to our primary market states, the percentage increases to approximately 90.5% of our commercial loan portfolio.

(Dollars in thousands)	December 31, 2017	Percent of Total Commercial Loans
Geographic region:
Pennsylvania	$626,823	32.7%
Ohio	340,756	17.7%
New Jersey	314,138	16.4%
New York	350,672	18.3%
Contiguous states	103,323	5.4%
Other states	182,795	9.5%
Total commercial loans	$1,918,507	100.0%

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

As of December 31, 2017, non-brokered deposits represented approximately 73.2% of our total deposits. Our non-brokered deposit sources primarily include deposits from financial institutions, high-net-worth individuals, family offices, trust companies, wealth management firms, corporations and their executives. We compete for deposits by offering a range of deposit products at competitive rates. We also attract deposits by offering customers a variety of cash management services. We maintain direct customer relationships with many of our depositors whose deposits are considered to be brokered for regulatory purposes, including our CDARS® and ICS® reciprocal depositors.

The table below shows the balances of our deposit portfolio by type as of the dates indicated.

	December 31,		2017 Change from 2016
(Dollars in thousands)	2017	2016	Amount	Percent
Non-brokered deposits:
Noninterest-bearing checking accounts	$248,092	$230,226	$17,866	7.8%
Interest-bearing checking accounts	435,611	199,641	235,970	118.2%
Money market deposit accounts	1,792,936	1,356,653	436,283	32.2%
Certificates of deposit	442,752	443,293	(541)	(0.1)%
Total non-brokered deposits	2,919,391	2,229,813	689,578	30.9%
Brokered deposits:
Interest-bearing checking accounts	19,730	19,343	387	2.0%
Money market deposit accounts	496,853	582,054	(85,201)	(14.6)%
Certificates of deposit	551,637	455,569	96,068	21.1%
Total brokered deposits	1,068,220	1,056,966	11,254	1.1%
Total deposits	$3,987,611	$3,286,779	$700,832	21.3%
Non-brokered deposits to total deposits	73.2%	67.8%

Investment Management Products

Chartwell Investment Partners manages $8.31 billion in a variety of equity and fixed income investment styles, for over 190 institutional investors, mutual funds and individual investors as of December 31, 2017. A description of each investment style is provided below.

Equity Investment Strategies:

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

•
Mid Cap Value: Chartwell’s Mid Cap Value portfolio employs a traditional value style supplemented with both deep and relative value stocks, similar to Chartwell’s Small Cap Value strategy. Our objective is to outperform mid cap value benchmarks over the long term while producing lower risk scores versus peers.

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

•	Mid Cap Growth: Our Mid Cap Growth portfolio invests in a select set of mid-cap growth oriented companies, similar to Chartwell’s Small Cap Growth strategy.

•
SMID Cap Growth: For clients in our SMID Cap Growth portfolio we invest in a select set of growth oriented companies with small to mid-market caps focused on securities held in Chartwell’s Small Cap Growth and Mid Cap Growth portfolios.

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

•	Micro Cap Value: Chartwell’s Micro Cap Value strategy offers investors a diversified portfolio of small-cap stocks selected in accordance with the Chartwell’s value style.

Fixed Income Investment Strategies:

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

Balanced Investment Strategies:

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

Our total assets under management of $8.31 billion increased $254.0 million, or 3.2%, as of December 31, 2017, from $8.06 billion as of December 31, 2016. We reported new business and new flows from existing accounts of $1.45 billion and market appreciation of $603.0 million, partially offset by outflows of $1.80 billion during the year ended December 31, 2017.

The following table shows the changes of our assets under management by investment style for the year ended December 31, 2017.

	Year Ended December 31, 2017
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation	Ending Balance
Equity investment styles	$3,664,000	$466,000	$(1,051,000)	$432,000	$3,511,000
Fixed income investment styles	2,553,000	647,000	(247,000)	96,000	3,049,000
Balanced investment styles	1,838,000	340,000	(504,000)	75,000	1,749,000
Total assets under management	$8,055,000	$1,453,000	$(1,802,000)	$603,000	$8,309,000

(1)	Inflows consist of new business as well as contributions from existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

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

Our competition in making commercial loans comes principally from national, regional and large community banks and insurance companies. Many large national and regional commercial banks have a significant number of branch offices in the areas in which we operate. Competition for our private banking loans is more limited than for commercial loans due largely to our niche offering of margin loans backed by marketable securities which represent 51% of our entire loan portfolio. Aggressive pricing policies and terms of our competitors on middle-market and private banking loans may result in a decrease in our loan origination volume and a decrease in our yield on loans. We compete for loans principally through the quality of products and service we provide to middle-market customers and private banking referral relationships, while maintaining competitive interest rates, loan fees and other loan terms.

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

Employees

As of December 31, 2017, we had approximately 230 full-time equivalent employees (167 in our banking business and 63 in our investment management business).

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

General

The common stock of TriState Capital Holdings, Inc. is publicly traded and listed and, as a result, we are subject to securities laws and stock market rules, including oversight from the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market Rules. Banking is highly regulated under federal and state law. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. TriState Capital Bank is a commercial bank chartered under the laws of the Commonwealth of Pennsylvania. It is not a member of the Federal Reserve System and is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC.

Our investment management business is subject to extensive regulation in the United States. Chartwell and CTSC Securities are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act, the Advisers Act, state laws regarding securities fraud and regulations promulgated by various regulatory authorities, including the SEC, Financial Industry Regulatory Authority (“FINRA”), applicable state laws and stock exchanges. Our investment management business also may be subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). Changes in laws, regulations or governmental policies, both domestically and abroad, and the costs associated with compliance, could materially and adversely affect our business, results of operations, financial condition and/or cash flows.

This system of supervision and regulation establishes a comprehensive framework for our operations. Failure to meet regulatory standards could have a material and adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects.

Dodd-Frank Act

On July 21, 2010, the Dodd Frank Financial Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. The Dodd-Frank Act aims to restore responsibility and accountability to the financial system by significantly altering the regulation of financial institutions and the financial services industry. We have complied with the portion of rules that have been finalized and are effective. Many of the provisions of the Dodd-Frank Act require rulemaking by federal regulatory agencies over the next several years and have delayed effective dates, which will affect how financial institutions are regulated in the future. The ultimate effect of the Dodd-Frank Act and its implementing regulations on the financial services industry in general, and on us in particular, is still uncertain at this time.

The Dodd-Frank Act, among other things:

•	established the Consumer Financial Protection Bureau (“CFPB”);

•	established the Financial Stability Oversight Council;

•	changed the assessment base for federal deposit insurance;

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

Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing or limiting the activities in which we engage. The specific impact of all these provisions on our current activities, new financial activities that we may consider in the future, our financial performance, and the market in which we operate will depend on the rules the relevant agencies develop, their implementation and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our operations and activities, financial condition and results of operations.

Volcker Rule Impact on Certain Investment Markets

On December 10, 2013, five federal regulatory agencies (the SEC, CFTC, Federal Reserve, FDIC and OCC) approved and published the final rules for the implementation of the Volcker Rule. The final rules required full conformance in July 2017. Furthermore, commercial banks and their affiliates (the “Regulated Entities”) can apply for an additional five-year extension for certain qualifying investments.

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

Although the order does not specifically identify any existing laws or regulations that the administration considers to be inconsistent with the core principles, areas that the mandated agency report may ultimately identify for reform include the Volcker Rule; any “fiduciary” standard applicable to investment advisers and broker-dealers; and the powers, structure and funding arrangements of the Financial Stability Oversight Council, the Office of Financial Research, the prudential bank regulators, the SEC, CFTC, and CFPB. While some changes can be implemented by the regulatory agencies themselves, implementing much of the anticipated agenda of changes would require legislation from Congress. There have been and continue to be efforts in Congress to substantially revise the Dodd-Frank Act although no legislation has been enacted. Those efforts may result in the repeal and/or substantial revision of portions of the act.

In conjunction with the executive order, President Trump also issued a memorandum to the Department of Labor (“DOL”) on the fiduciary rule, delaying the rule’s effectiveness and requiring further analysis. In November 2017, DOL announced an 18-month extension, until July 1, 2019, of the date when the rule becomes effective to allow DOL to complete its analysis. If this analysis concludes that the rule will harm investors, disrupt the retirement services industry, increase litigation (and therefore the price of retirement services), be undermined as the result of certain exemptions, or violate any statute (including the Administrative Procedure Act) or that the rule is inconsistent with Administration policy, then DOL must propose rescission of or revisions to the rule.

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

Under the current prompt corrective action provisions of the FDIC, after adopting the Basel III rules, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

“Well capitalized”	“Adequately capitalized”
Tier 1 leverage ratio of 5%,	Tier 1 leverage ratio of 4%,
CET 1 risk-based ratio of 6.5%,	CET 1 risk-based ratio of 4.5%,
Tier 1 risk-based ratio of 8%,	Tier 1 risk-based ratio of 6%, and
Total risk-based ratio of 10%, and	Total risk-based ratio of 8%
Not subject to written agreement, order, capital directive or prompt corrective action directive that requires a specific capital level.

“Undercapitalized”	“Significantly undercapitalized”
Tier 1 leverage ratio less than 4%,	Tier 1 leverage ratio less than 3%,
CET 1 risk-based ratio less than 4.5%,	CET 1 risk-based ratio less than 3%,
Tier 1 risk-based ratio less than 6%, or	Tier 1 risk-based ratio less than 4%, or
Total risk-based ratio less than 8%	Total risk-based ratio less than 6%

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

The capital classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2017, TriState Capital Bank met the requirements to be categorized as “well capitalized” based on the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

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

CRA regulations provide that a financial institution may elect to have its CRA performance evaluated under the strategic plan option. The strategic plan enables the institution to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity and constraints. In 2015, the FDIC approved our updated CRA strategic plan for the years 2015 through 2017. In January 2018, the FDIC approved our updated strategic plan to cover the years 2018 through 2020. TriState Capital Bank received an “outstanding” CRA rating in its last CRA examination in 2015.

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

Available Information

All of our reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K for the fiscal year ended December 31, 2017, our Registration Statements on Forms S-1 and S-3, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.tristatecapitalbank.com under “About Us”, “Investor Relations”, “SEC Documents”. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. There are risks, many beyond our control, that could cause our financial condition or results of operations to differ materially from management’s expectations. Some of the risks that may affect us are described below. If any of the following risks, by itself or together with one or more other factors, actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. These risks are not the only risks that we may face. Our business, financial condition, results of operations and growth prospects could also be affected by additional risks that apply to all companies operating in the United States, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and growth prospects. Further, to the extent that any of the information contained herein constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 48.

Risks Relating to our Business

Developments in the business, economic, and geopolitical environment could negatively impact our business.

Our business can be adversely affected by the general environment – economic, corporate, securities market, regulatory, and geopolitical developments all play a role in our lending and investment management activity, interest rates and overall investor engagement, and are outside of our control. Among other things, deterioration in the credit markets and decreases in securities valuation or in property valuations nationally or in our primary markets could negatively impact our results of operations and capital resources.

We may not be able to adequately measure and limit our credit risk associated with our loan portfolio, which could lead to unexpected losses.

The business of lending is inherently risky, including risks that the principal or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market, and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Many of our loans are made to middle-market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our financial condition and results of operations.

We maintain an allowance for loan losses that represents management’s judgment of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of historical default and loss experience in our portfolio, general economic conditions, diversification and seasoning of the loan portfolio, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A material portion of our loan portfolio is comprised of commercial loans secured by equipment or other business assets, the deterioration in value of which could increase our exposure to future probable losses.

Historically, a material portion of our loans held-for-investment have been comprised of commercial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Historically, losses in our commercial and industrial credits have been higher than losses in other segments of our loan portfolio. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to future losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a materially adverse effect on our business, financial condition, results of operations and future prospects. As of December 31, 2017, we had outstanding commercial and industrial loans of $667.7 million, or 16.0% of our loans held-for-investment.

Because many of our customers are commercial enterprises, they may be adversely affected by any decline in general economic conditions in the United States which, in turn, could have a negative impact on our business.

Many of our customers are commercial enterprises whose business and financial condition are sensitive to changes in the general economy of the U.S. Our businesses and operations are, in turn, sensitive to these same general economic conditions. If the U.S. experiences a deterioration of economic conditions, or other significant volatility in economic conditions, our growth and profitability could be constrained. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency and the withdrawal of the United Kingdom from the European Union and concerns regarding potential hostilities with North Korea, could affect the stability of global financial markets, which could negatively affect U.S. economic conditions. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, lack of liquidity and depressed prices in the secondary market for loans, increased delinquencies on loans, real estate price declines, and lower commercial activity. All of these factors are detrimental to the business and/or financial position of our customers as well as the value of the collateral supporting our loans and could adversely impact demand for our credit products as well as our credit quality. Our business is also sensitive to monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and difficult to predict. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our non-owner-occupied commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2017, we had outstanding loans secured by non-owner-occupied commercial properties of $1.11 billion, or 26.4%, of our loans held-for-investment. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans are typically more difficult to liquidate. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio could require us to increase our provision for loan losses, which would reduce our profitability and have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our private banking business could be negatively impacted by a prolonged downturn in the securities markets.

Marketable-securities-backed private banking loans represent a material portion of our business and are the fastest growing part of our loan portfolio. We expect to continue to increase the percentage of our loan portfolio represented by marketable-securities-backed private banking loans in the future. A sharp or prolonged decline in the value of the collateral that secures these loans could materially adversely affect the growth prospects or loan performance in this segment of our loan portfolio and, as a result, could materially adversely affect our business. As of December 31, 2017, we had outstanding marketable-securities-backed private banking loans of $2.14 billion, or 51.2% of our loans held-for-investment.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

A material portion of our loans are secured by real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A general decline in real estate values, particularly in our primary market areas, could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In the event of a default with respect to any of these loans, the amount we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We achieved a significant portion of our loan growth and diversity in our loan portfolio in our initial years of operation by participating in loans originated by other institutions, including shared national credits (“SNCs”) in which other lenders serve as the agent bank. This SNC structure may reduce our control over the monitoring and management of these relationships, particularly participations with large bank groups, which could lead to increased risk of loss, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. As a result, we have reduced this component of our loan portfolio and we intend to continue to further diversify our portfolio through growth in loans from our private banking channel and direct commercial loans. However, there can be no guaranty we will be successful in our efforts to further diversify the portfolio. As of December 31, 2017, $314.4 million, or 7.5% of our loans held-for-investment, consisted of SNC loans in which we were not the lead bank. Effective January 1, 2018, the bank regulatory agencies revised the SNC definition to increase the loan size to $100 million or more and that are still shared by three or more financial institutions. Under this new definition we expect our SNC portfolio to be reduced by approximately one-third.

Our loan portfolio contains large loans, and deterioration in the financial condition of the borrowers could have a material adverse impact on our asset quality and profitability.

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

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15.0% of our unimpaired capital and surplus to any one borrower. We have established a preferred lending limit that is significantly lower than our legal lending limit. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our profitability, like that of most financial institutions, depends to a significant extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. One of the ways in which we currently attempt to manage interest rate risk is by maintaining an asset sensitive balance sheet combined with some level of longer-term deposits, but conditions could prevent us from successfully implementing this strategy in the future.

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

Our loans are predominantly variable rate loans, with the majority being based on the London Interbank Offered Rate (“LIBOR”). A decline in interest rates could cause the spread between our loan yields and our deposit rates paid to compress our net interest margin and our net income could be adversely affected. Further, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.

Because of concerns raised about the accuracy of the calculation of LIBOR, it is contemplated that LIBOR will be replaced with an alternative reference rate by the end of 2021 that will be calculated in a different manner than LIBOR. Similar changes have occurred or may occur with respect to other reference rates. It is not currently possible to determine whether, or to what extent, any such changes would impact the value of any loans, derivatives and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.

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

Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of managed assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to the investment management business. It also could adversely impact any performance-based fees for which we are eligible. Poor performance could, therefore, have a material adverse effect on our business, results of operations or business prospects. A significant and prolonged decline in the assets under management of our investment management business could have a material adverse effect on our future revenues and, to a lesser extent, net income due to related reductions to distribution expenses associated with these funds.

The failure or negative performance of products offered by other investment management companies may adversely impact our investment management business regardless of that business’ performance.

Many competitors offer similar products to those offered by Chartwell and the failure or negative performance of competitors’ products could lead to a loss of confidence in similar Chartwell products, regardless of the performance of such products. Any loss of confidence in a product type could lead to withdrawals, redemptions and liquidity issues in such products, which may cause the assets under management, revenue and earnings of our investment management business to decline.

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

During the past decade there has at times been concern about the fiscal position of the U.S. federal government, as illustrated by a 2011 downgrade by certain rating agencies of the credit rating of the government. In addition to causing economic and financial market disruptions, any future downgrade of the credit rating of the United States, failures to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we may hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. It also could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. The adverse consequences of any downgrade could also extend to those to whom we extend credit and could adversely affect their ability to repay their loans. In addition, any resulting decline in the financial markets could affect the value of marketable securities that serve as collateral for our loans, which would, in turn, adversely affect our credit quality and could impede the growth that we expect to achieve within this segment of our loan portfolio. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities and the reported amount of related revenues and expenses. Certain accounting policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. They require management to make subjective or complex judgments, estimates or assumptions, and changes in those estimates or assumptions could have a significant impact on our consolidated financial statements. These critical accounting policies include: the allowance for loan losses, accounting for investment securities, evaluation of goodwill and other intangible assets, accounting for income taxes and the determination of fair value for financial instruments. Due to the uncertainty of estimates involved in these matters, if circumstances differ substantially from the assumptions used in determining the policies, we may be required to adjust them, which could lead for example to loan losses that are significantly higher than the reserve provided, an increase in our accrued tax liability, or we may incur charges that could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a relationship. In addition, we provide our clients with the ability to bank remotely, including online over the Internet. The secure transmission of confidential information over the Internet is a critical element of remote banking. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations, statutory and regulatory privacy, and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, criminals’, terrorists’ or foreign governments or their agents’ intent on committing cyber-crime and who are constantly developing new threats that despite our best efforts could result in a data breach. For example, the use of schemes such as “phishing” to gain access to non-public personal information, often from customer themselves or ransomware attacks that seek to deny access to data and possibly shut down systems. In a ransomware attack, system data is encrypted or access is otherwise denied, accompanied by a demand for ransom to restore access to the data. These risks may increase in the future as we continue to increase our Internet-based product offerings and expand our internal usage of web-based products and applications.

We could also experience a breach due to intentional or negligent conduct on the part of employees or other internal sources (for example, the inadvertent release of confidential or non-public personal information), software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts and the personal and financial information of our customers may become vulnerable to account takeover schemes, identity theft or cyber-fraud. In addition, our customers use their own devices, such as computer and tablets, to do business with us and may provide their information (including passwords) to a third party in connection with obtaining services from the third party. Our ability to assure safety and security is limited in these instances. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security or the security of our third party vendors that results in unauthorized access to our data, including personal and financial information of our customers, could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and regulatory scrutiny, and reputational damage. Maintaining our security measures to seek to protect against the latest types of threats may also create risks associated with implementing new systems and integrating them with existing ones. In addition, our investment management business could be harmed by cyber incidents affecting issuers in which its customers’ assets are invested and our private banking business could be harmed by such incidents affecting the issuers of marketable securities that secure its loans. Any such breaches of security or cyber incidents could have a material adverse effect on our business, results of operations, financial condition and future prospects.

Beyond breaches of our security or the security of our third party vendors, as a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. For example, security breaches such as the Equifax incident made public in September 2017 may result in our customers requesting to freeze their credit accounts, which may impact the speed at which we can open or our ability to open new accounts or generate new loans. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact. We also may incur costs as a result of data or security breaches of third parties with whom we do not have a significant direct relationship. For example, various retailers and companies processing payments on their behalf have reported that they were victims of cyberattacks in which large amounts of their customers’ data, including debit and credit card information, was obtained. In these situations we may incur costs to replace compromised cards and address fraudulent transaction activity affecting our customers.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information comply with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our operations and financial condition.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Although we are committed to keeping pace with technological advances and to invest in new technology, our competitors may, through the use of new technologies that we have not implemented, be able to offer additional or superior products to those that we will be able to provide, which would put us at a competitive disadvantage. We also may not be able to effectively implement new technology-driven products and services, be successful in marketing such products and services to our customers or replace technologies that are obsolete or out of date with new technologies. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause service interruptions, transaction processing errors and system conversion delays, may cause us to fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition or results of operations.

Problems with systems and technologies of third party vendors.

We utilize software and related technologies throughout our business including proprietary systems and those provided by outside service providers. Our service providers and customers, and third parties, on whom such service providers and customers rely, also utilize software and related technologies in their businesses. Unanticipated issues could occur and it is not possible to predict with certainty all of the adverse effects that could result from our failure or the failure of a third party to address computer system or software problems. Data or model imprecision, software or other technology malfunctions, programming inaccuracies and similar or other circumstances or events may impair the performance of systems and technology. Accordingly, there can be no assurance that potential system interruptions, other technology-related issues or the cost necessary to rectify the problems would not have a material adverse effect on our business including, but not limited to, business prospects, results of operations, financial condition and future prospects.

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

The markets in which we operate are susceptible to storms and other natural disasters and adverse weather which could result in a disruption of our operations and increases in loan losses.

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

Our risk management measures may not be successful.

The management of risk is an integral part of all our activities. Managing risk effectively is fundamental to the delivery of our strategic priorities. While we are subject to a number of legal and regulatory actions and investigations, our risk management framework has been designed to provide robust controls and ongoing monitoring of our principal risks. Risks have the potential to affect the results of our operations or financial condition. Specifically, risk equates to the adverse effect on profitability or financial condition arising from different sources of uncertainty including retail and wholesale credit risk, market risk, interest rate risk, operational risk including legal, financial crime compliance, regulatory compliance, accounting, tax, fiduciary, information security, security fraud, people, systems, political contingency, projects, and operations risks, liquidity and funding risk, reputational risk, strategic risk, model risk, sustainability risk, and pension obligation risk. To manage risk, we employ a risk management framework at all levels and across all risk types. The framework fosters the continuous monitoring of the risk environment and an integrated evaluation of risks and their interactions. It also strives to ensure that we have a robust and consistent approach to risk management across all of our activities. While our risk management framework employs a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and the judgments that accompany their application cannot anticipate every unfavorable event or the specifics and timing of every outcome. Failure to manage risks appropriately could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In addition, to the safety and soundness focus, though, there are significant banking regulations relating to other aspects of our business, including borrower protection and community development. With respect to our community development obligations under the CRA, we have an approved CRA strategic plan for the years 2015 through 2017. In January 2018, the FDIC approved our updated strategic plan to cover the years 2018 through 2020. While we currently believe we will succeed in obtaining approval for our strategic plan commencing in 2021, we cannot guaranty that we will obtain such an approval, in which case we would be subject to the CRA for traditional large banks, which could have material adverse effects on our business, financial of operation, financial condition and future prospects. For additional information, see “Supervision and Regulation-Community Reinvestment Act.”

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

Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive. All of these laws and regulations, and the supervisory framework applicable to our industry, could have a material adverse impact on our operations and activities, financial condition, results of operations, growth plans and future prospects. In addition, substantial legal liability or significant regulatory action against us could have adverse financial effects on us or cause reputational harm to us, which could harm our business prospects.

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

On June 8, 2017, the U.S. House of Representatives passed the Financial Choice Act of 2017. The Act scales back or eliminates post-financial crisis banking rules, including restructuring and renaming the Consumer Financial Protection Bureau, eliminating the Department of Labor’s fiduciary rule and exempting some financial institutions that meet capital and liquidity requirements from many of Dodd-Frank’s restrictions. The next step is for the bill to be taken up by the Senate. It is not clear what the impact from any such changes would be on our business or the markets and industries in which we compete. There is no guaranty that any changes from this Act, if passed, would be positive for us, and any such changes could have a material adverse impact on our business and our prospects.

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

We are subject to regulatory capital rules.

In December 2010, the Basel Committee released a final framework for a strengthened set of capital requirements, known as Basel III. In July 2013, final rules implementing the Basel III capital accord were adopted by the federal banking agencies. Basel III, which began phasing in on January 1, 2015, has replaced the existing regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments, and established a new standardized approach for risk weightings. Basel III will be fully phased in by 2019. The overall net impact of applying Basel III regulatory rules to the Company and TriState Capital Bank was beneficial and resulted in an increase to the risk-based capital ratios effective January 1, 2015, which primarily resulted from reduced risk-weighted capital treatment for certain of the Bank’s private banking non-purpose margin loans, which are collateralized by liquid and marketable securities that are monitored daily.

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

We are subject to liquidity requirements.

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

Securities analysts may not continue coverage on our common stock.

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

Our board of directors has the authority to issue debt securities or an aggregate of up to 150,000 shares of preferred stock on the terms it determines without shareholder approval. We also have issued subordinated debt which as of December 31, 2017, had an outstanding balance of $35.0 million. Any debt or shares of preferred stock that we may issue in the future could be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). We will cease to be an emerging growth company as of December 31, 2018. As an emerging growth company we have been permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. We have generally elected to take advantage of these reduced requirements. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies. Investors may find our common stock less attractive to the extent that we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

Fulfilling our public company financial reporting and other regulatory obligations is expensive and time consuming.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are required to implement specific corporate governance practices and adhere to a variety of reporting requirements under the Sarbanes-Oxley Act and the related rules and regulations of the SEC as well as Nasdaq Stock Market Rules. In particular, we are required to file with the SEC annual, quarterly and current reports with respect to our business and financial condition. Compliance with these requirements places significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and requires us to incur significant legal and accounting compliance costs as well as compensation expense for additional accounting, finance, legal and internal audit staff to comply with these reporting requirements. Our compliance efforts and these expenses are anticipated to increase in the future, particularly as we cease as of the end of 2018 to be an emerging growth company under the JOBS Act. These efforts may divert management’s attention from other business concerns, which could have an adverse effect on our business, financial condition, results of operations and future prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office consists of leased office space located at One Oxford Centre, Suite 2700, 301 Grant Street, Pittsburgh, Pennsylvania. We also lease office space for each of our four representative bank offices in the metropolitan areas of Philadelphia, Pennsylvania; Cleveland, Ohio; Edison, New Jersey; and New York, New York and we lease office space for Chartwell Investment Partners, LLC in Berwyn, Pennsylvania. The leases for our facilities have terms expiring at dates ranging from 2020 to 2024, although certain of the leases contain options to extend beyond these dates. We believe that our current facilities are adequate for our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the year ended December 31, 2017, the Company was not a party to any legal proceedings that the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TSC”. On January 31, 2018, there were approximately 145 holders of record of our common stock, listed with our registered agent.

No cash dividends have ever been paid by us on our common stock. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank and Chartwell subsidiaries. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

The following table presents the range of high and low bid prices reported on The Nasdaq Global Select Market for each of the quarters of 2017 and 2016.

	Market Price Range
	High	Low
2017
Fourth Quarter	$25.00	$21.90
Third Quarter	$25.75	$20.30
Second Quarter	$26.30	$22.30
First Quarter	$24.90	$19.65

2016
Fourth Quarter	$22.60	$15.46
Third Quarter	$16.28	$13.02
Second Quarter	$14.00	$11.65
First Quarter	$13.85	$10.77

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return for the Company’s common stock beginning on May 9, 2013, the date of the Company’s initial public offering, through December 31, 2017, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on May 9, 2013. The performance graph represents past performance and should not be considered to be an indication of future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended December 31, 2017:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2017 - October 31, 2017	19,700	$22.77	19,700	$1,749,901
November 1, 2017 - November 30, 2017	56,685	22.95	56,685	448,782
December 1, 2017 - December 31, 2017	18,700	24.00	18,700	—
Total	95,085	$23.12	95,085	$—

*
In January 2017, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $5 million of its common stock from time to time on the open market or in privately negotiated transactions.

In January 2018, the Company announced that its Board of Directors had approved an additional share repurchase program of up to $5 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions. That program is not included in the approximate dollar value of shares that may yet be purchased in the above table.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2017, 2016 and 2015, and the selected balance sheet data as of December 31, 2017 and 2016, from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2014 and 2013, and the selected balance sheet data as of December 31, 2015, 2014 and 2013, from our audited consolidated financial statements not included in this Form 10-K. The performance, asset quality and capital ratios are unaudited and derived from the audited financial statements as of and for the years presented. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Period-end balance sheet data:
Cash and cash equivalents	$156,153	$103,994	$96,676	$105,710	$146,558
Total investment securities	220,552	238,473	225,411	211,893	230,180
Loans held-for-investment	4,184,244	3,401,054	2,841,284	2,400,052	1,860,775
Allowance for loan losses	(14,417)	(18,762)	(17,974)	(20,273)	(18,996)
Loans held-for-investment, net	4,169,827	3,382,292	2,823,310	2,379,779	1,841,779
Goodwill and other intangibles, net	65,358	67,209	50,816	52,374	—
Other assets	166,007	138,489	105,958	96,207	71,992
Total assets	$4,777,897	$3,930,457	$3,302,171	$2,845,963	$2,290,509

Deposits	$3,987,611	$3,286,779	$2,689,844	$2,336,953	$1,961,705
Borrowings, net	335,913	239,510	254,308	164,106	20,000
Other liabilities	65,302	52,361	32,042	39,514	14,859
Total liabilities	4,388,826	3,578,650	2,976,194	2,540,573	1,996,564
Total shareholders' equity	389,071	351,807	325,977	305,390	293,945
Total liabilities and shareholders' equity	$4,777,897	$3,930,457	$3,302,171	$2,845,963	$2,290,509

Income statement data:
Interest income	$134,295	$98,312	$83,596	$78,085	$72,870
Interest expense	42,942	23,499	15,643	12,251	11,067
Net interest income	91,353	74,813	67,953	65,834	61,803
Provision (credit) for loan losses	(623)	838	13	10,159	8,187
Net interest income after provision for loan losses	91,976	73,975	67,940	55,675	53,616
Non-interest income:
Investment management fees	37,100	37,035	29,618	25,062	—
Net gain on the sale and call of investment securities	310	77	33	1,428	797
Other non-interest income	9,556	9,396	5,832	5,059	4,982
Total non-interest income	46,966	46,508	35,483	31,549	5,779
Non-interest expense:
Intangible amortization expense	1,851	1,753	1,558	1,299	—
Change in fair value of acquisition earn out	—	(3,687)	—	1,614	—
Other non-interest expense	89,621	80,728	68,485	61,414	40,815
Non-interest expense	91,472	78,794	70,043	64,327	40,815
Income before tax	47,470	41,689	33,380	22,897	18,580
Income tax expense	9,482	13,048	10,892	6,969	5,713
Net income	$37,988	$28,641	$22,488	$15,928	$12,867

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Per share and share data:
Earnings per common share:
Basic	$1.38	$1.04	$0.81	$0.56	$0.49
Diluted	$1.32	$1.01	$0.80	$0.55	$0.48
Book value per common share	$13.61	$12.38	$11.62	$10.88	$10.25
Tangible book value per common share (1)	$11.32	$10.02	$9.81	$9.02	$10.25
Common shares outstanding, at end of period	28,591,101	28,415,654	28,056,195	28,060,888	28,690,279
Weighted average common shares outstanding:
Basic	27,550,833	27,593,725	27,771,345	28,628,631	24,589,811
Diluted	28,711,322	28,359,152	28,237,453	29,017,906	26,743,023

Performance ratios:
Return on average assets	0.89%	0.81%	0.74%	0.61%	0.59%
Return on average equity	10.30%	8.48%	7.13%	5.25%	4.84%
Net interest margin (2)	2.25%	2.23%	2.36%	2.62%	2.92%
Total revenue (1)	$138,009	$121,244	$103,403	$95,955	$66,785
Bank efficiency ratio (1)	57.39%	61.17%	62.30%	59.93%	59.98%
Efficiency ratio (1)	64.94%	66.29%	65.65%	63.96%	59.84%
Non-interest expense to average assets	2.15%	2.23%	2.32%	2.44%	1.88%

Asset quality:
Non-performing loans	$3,183	$17,790	$16,660	$30,232	$20,293
Non-performing assets	$6,759	$21,968	$18,390	$31,602	$21,706
Other real estate owned	$3,576	$4,178	$1,730	$1,370	$1,413
Non-performing assets to total assets	0.14%	0.56%	0.56%	1.11%	0.95%
Non-performing loans to total loans	0.08%	0.52%	0.59%	1.26%	1.09%
Allowance for loan losses to loans	0.34%	0.55%	0.63%	0.84%	1.02%
Allowance for loan losses to non-performing loans	452.94%	105.46%	107.89%	67.06%	93.61%
Net charge-offs	$3,722	$50	$2,312	$8,882	$7,065
Net charge-offs to average total loans	0.10%	—%	0.09%	0.41%	0.41%

Capital ratios:
Average equity to average assets	8.65%	9.56%	10.43%	11.53%	12.23%
Tier 1 leverage ratio	7.25%	7.90%	9.05%	9.21%	13.12%
Common equity tier 1 risk-based capital ratio	11.14%	11.49%	12.20%	N/A	N/A
Tier 1 risk-based capital ratio	11.14%	11.49%	12.20%	9.24%	13.45%
Total risk-based capital ratio	11.72%	12.66%	13.88%	11.02%	14.34%

Investment Management Segment:
Assets under management	$8,309,000	$8,055,000	$8,005,000	$7,714,000	$—
Adjusted EBITDA (1)	$7,421	$9,873	$9,082	$6,952	$—

(1)
These measures are not measures recognized under GAAP and are therefore considered to be non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

(2)	Net interest margin is calculated on a fully taxable equivalent basis.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “efficiency ratio,” “EBITDA” and “adjusted EBITDA.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

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

	December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Tangible book value per common share:
Total shareholders' equity	$389,071	$351,807	$325,977	$305,390	$293,945
Less: intangible assets	65,358	67,209	50,816	52,374	—
Tangible common equity	$323,713	$284,598	$275,161	$253,016	$293,945
Common shares outstanding	28,591,101	28,415,654	28,056,195	28,060,888	28,690,279
Tangible book value per common share	$11.32	$10.02	$9.81	$9.02	$10.25

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Total revenue:
Net interest income	$91,353	$74,813	$67,953	$65,834	$61,803
Total non-interest income	46,966	46,508	35,483	31,549	5,779
Less: net gain on the sale and call of investment securities	310	77	33	1,428	797
Total revenue	$138,009	$121,244	$103,403	$95,955	$66,785

Efficiency ratio:
Total non-interest expense	$91,472	$78,794	$70,043	$64,327	$40,815
Plus: change in fair value of acquisition earn out	—	3,687	—	(1,614)	—
Less: acquisition related items	—	352	601	45	854
Less: intangible amortization expense	1,851	1,753	1,558	1,299	—
Total non-interest expense, as adjusted (numerator)	$89,621	$80,376	$67,884	$61,369	$39,961
Total revenue (denominator)	$138,009	$121,244	$103,403	$95,955	$66,785
Efficiency ratio	64.94%	66.29%	65.65%	63.96%	59.84%

BANK SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Bank total revenue:
Net interest income	$93,380	$76,727	$69,899	$66,841	$61,611
Total non-interest income	9,864	9,470	5,873	6,449	5,779
Less: net gain on the sale and call of investment securities	310	77	33	1,428	797
Bank total revenue	$102,934	$86,120	$75,739	$71,862	$66,593

Bank efficiency ratio:
Total non-interest expense	$59,073	$52,676	$47,186	$43,115	$40,795
Less: acquisition related items	—	—	—	45	854
Total non-interest expense, as adjusted (numerator)	$59,073	$52,676	$47,186	$43,070	$39,941
Total revenue (denominator)	$102,934	$86,120	$75,739	$71,862	$66,593
Bank efficiency ratio	57.39%	61.17%	62.30%	59.93%	59.98%

INVESTMENT MANAGEMENT SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Investment Management EBITDA:
Net income	$4,551	$6,933	$4,368	$2,479	$—
Interest expense	—	—	—	—	—
Income taxes expense	522	4,357	2,477	1,527	—
Depreciation expense	497	165	78	33	—
Intangible amortization expense	1,851	1,753	1,558	1,299	—
EBITDA	7,421	13,208	8,481	5,338	—
Change in fair value of acquisition earn out	—	(3,687)	—	1,614	—
Acquisition related items	—	352	601	—	—
Adjusted EBITDA	$7,421	$9,873	$9,082	$6,952	$—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the year ended December 31, 2017. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained herein.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Deterioration of our asset quality;

•	Our ability to prudently manage our growth and execute our strategy;

•	Changes in the value of collateral securing our loans;

•	Business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	Changes in management personnel;

•	Our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	Our ability to provide investment management performance competitive with our peers and benchmarks;

•	Operational risks associated with our business, including cyber-security related risks;

•	Volatility and direction of market interest rates;

•	Increased competition in the financial services industry, particularly from regional and national institutions;

•	Changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

•	Further government intervention in the U.S. financial system;

•	Natural disasters and adverse weather, acts of terrorism, cyber-attacks, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	Other factors that are discussed in the section entitled “Risk Factors,” in Part I - Item 1A.

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

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), an SEC registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Assets under management were $8.31 billion as of December 31, 2017. Our broker/dealer subsidiary supports marketing efforts for Chartwell’s proprietary investment products that require SEC or FINRA licensing.

2017 Compared to 2016 Operating Performance

For the year ended December 31, 2017, our net income was $38.0 million compared to $28.6 million for the same period in 2016, an increase of $9.3 million, or 32.6%. This increase was primarily due to the net impact of (1) a $16.5 million, or 22.1%, increase in our net interest income due largely to our continued loan growth; (2) a decrease in provision for loan losses of $1.5 million; (3) an increase of $458,000 in non-interest income largely related to higher swap revenue; and (4) a $3.6 million decrease in income taxes largely due to the enactment of the Tax Cuts and Jobs Act in December 2017; partially offset by (5) an increase of $12.7 million in our non-interest expense largely due to a full year of expenses related to the TKG acquisition as well as higher compensation and FDIC insurance expenses;

Our diluted EPS was $1.32 for the year ended December 31, 2017, compared to $1.01 for the same period in 2016. The increase is a result of an increase of $9.3 million, or 32.6%, in our net income in 2017 which included a $2.4 million, or $0.08 per diluted share, one-time tax adjustment as a result of the enactment of the Tax Cuts and Jobs Act in December 2017.

For the year ended December 31, 2017, total revenue increased $16.8 million, or 13.8%, to $138.0 million from $121.2 million for the same period in 2016, driven by higher net interest income and swap fees.

Our net interest margin was 2.25% for the year ended December 31, 2017, as compared to 2.23% for the same period in 2016. The increase in net interest margin for the year ended December 31, 2017, was driven by an increase in the yield on loans offset by an increase in the cost of funds.

For the year ended December 31, 2017, the Bank’s efficiency ratio was 57.39%, as compared to 61.17% for the same period in 2016, primarily as a result of higher total revenue partially offset by higher compensation and FDIC insurance expenses for the Bank during the year ended December 31, 2017. Our non-interest expense to average assets for the year ended December 31, 2017, was 2.15%, compared to 2.23% for the same period in 2016.

Our return on average assets was 0.89% for the year ended December 31, 2017, as compared to 0.81% for the same period in 2016. Our return on average equity was 10.30% for the year ended December 31, 2017, as compared to 8.48% for the same period in 2016. The increase in these ratios is due to continued growth in earnings.

Total assets of $4.78 billion as of December 31, 2017, increased $847.4 million, or 21.6%, from December 31, 2016. Loans held-for-investment grew by $783.2 million to $4.18 billion as of December 31, 2017, an increase of 23.0% from December 31, 2016, as a result of growth in both our commercial and private banking loan portfolios. Total deposits increased $700.8 million, or 21.3%, to $3.99 billion as of December 31, 2017, from $3.29 billion, as of December 31, 2016.

Adverse-rated credits to total loans declined to 0.71% at December 31, 2017, from 1.25% at December 31, 2016. The allowance for loan losses to loans decreased to 0.34% as of December 31, 2017, from 0.55% as of December 31, 2016. The trend of our allowance for loan losses reflects the change in composition of our loan portfolio over recent years with a continued decrease in adverse-rated credits and a much larger percentage of the portfolio in loans secured by marketable securities.

Our book value per common share increased $1.23, or 9.9%, to $13.61 as of December 31, 2017, from $12.38 as of December 31, 2016, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock and the purchase of treasury shares during year ended December 31, 2017.

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

Our net interest margin was 2.23% for the year ended December 31, 2016, as compared to 2.36% for the same period in 2015. The most significant factor driving net interest margin compression was our shift toward lower-risk assets, notably the marketable-securities-backed private banking margin loan portfolio, as well as an increase in the cost of funds.

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

Our return on average assets was 0.81% for the year ended December 31, 2016, as compared to 0.74% for the same period in 2015. Our return on average equity was 8.48% for the year ended December 31, 2016, as compared to 7.13% for the same period in 2015. The increase in these ratios is due to growth in earnings from both the banking and investment management segments.

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

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 66.2%, 61.7% and 65.7% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest income	$134,295	$98,312	$83,596
Fully taxable equivalent adjustment	241	264	260
Interest income adjusted	134,536	98,576	83,856
Less: interest expense	42,942	23,499	15,643
Net interest income adjusted	$91,594	$75,077	$68,213

Yield on earning assets	3.30%	2.92%	2.90%
Cost of interest-bearing liabilities	1.18%	0.79%	0.62%
Net interest spread	2.12%	2.13%	2.28%
Net interest margin (1)	2.25%	2.23%	2.36%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the years ended December 31, 2017, 2016 and 2015. Non-accrual loans are included in the calculation of the average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 35.0%.

	Years Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$126,888	$1,466	1.16%	$110,455	$595	0.54%	$102,240	$363	0.36%
Federal funds sold	6,923	68	0.98%	6,116	22	0.36%	6,168	6	0.10%
Investment securities available-for-sale	153,274	3,388	2.21%	180,460	3,234	1.79%	164,701	2,201	1.34%
Investment securities held-to-maturity	58,635	2,463	4.20%	48,357	1,958	4.05%	42,117	1,651	3.92%
Investment securities trading	188	4	2.13%	—	—	—%	41	1	2.44%
FHLB stock	13,286	603	4.54%	10,363	494	4.77%	5,796	389	6.71%
Total loans	3,711,701	126,544	3.41%	3,014,645	92,273	3.06%	2,570,200	79,245	3.08%
Total interest-earning assets	4,070,895	134,536	3.30%	3,370,396	98,576	2.92%	2,891,263	83,856	2.90%
Other assets	193,532			161,054			132,506
Total assets	$4,264,427			$3,531,450			$3,023,769

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$336,337	$3,706	1.10%	$171,431	$813	0.47%	$107,292	$439	0.41%
Money market deposit accounts	1,999,399	22,350	1.12%	1,676,455	11,376	0.68%	1,367,584	5,687	0.42%
Certificates of deposit	967,503	11,429	1.18%	874,615	7,618	0.87%	898,336	6,762	0.75%
Borrowings:
FHLB borrowings	295,315	3,152	1.07%	228,934	1,477	0.65%	120,425	540	0.45%
Line of credit borrowings	2,214	90	4.07%	—	—	—%	—	—	—%
Subordinated notes payable, net	34,605	2,215	6.40%	34,402	2,215	6.44%	34,199	2,215	6.48%
Total interest-bearing liabilities	3,635,373	42,942	1.18%	2,985,837	23,499	0.79%	2,527,836	15,643	0.62%
Noninterest-bearing deposits	210,860			170,573			149,567
Other liabilities	49,279			37,441			30,917
Shareholders' equity	368,915			337,599			315,449
Total liabilities and shareholders' equity	$4,264,427			$3,531,450			$3,023,769

Net interest income (1)		$91,594			$75,077			$68,213
Net interest spread			2.12%			2.13%			2.28%
Net interest margin (1)			2.25%			2.23%			2.36%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Years Ended December 31, 2017 and 2016. Net interest income, calculated on a fully taxable equivalent basis, increased $16.5 million, or 22.0%, to $91.6 million for the year ended December 31, 2017, from $75.1 million for the same period in 2016. The increase in net interest income for the year ended December 31, 2017, was primarily attributable to a $700.5 million, or

20.8%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $36.0 million, or 36.5%, in interest income, partially offset by an increase of $19.4 million, or 82.7%, in interest expense. Net interest margin increased to 2.25% for the year ended December 31, 2017, as compared to 2.23% for the same period in 2016, driven primarily by a higher yield on the loan portfolio, partially offset by higher interest expense associated with the higher volumes and costs of deposits and FHLB borrowings.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans of $697.1 million, or 23.1%, which is our primary earning asset and the Bank’s core business, and an increase of 35 basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect of the Federal Reserve’s increases in the target federal funds rate on our floating-rate loans, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 38 basis points to 3.30% for the year ended December 31, 2017, as compared to 2.92% for the same period in 2016, primarily from higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 39 basis points in the average rate paid on our average interest-bearing liabilities, as well as an increase of $649.5 million, or 21.8%, in average interest-bearing liabilities for the year ended December 31, 2017, compared to the same period in 2016. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and FHLB borrowings driven largely by the effect of the Federal Reserve’s increases in the target federal funds rate. The increase in average interest-bearing liabilities was driven primarily by an increase of $322.9 million in average money market deposit accounts, an increase of $164.9 million in average interest-bearing checking accounts, an increase of $92.9 million in average certificates of deposit and an increase of $66.4 million in average FHLB borrowings.

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

The increase in interest income was primarily the result of an increase in average total loans of $444.4 million, or 17.3%, which is our primary earning asset and the Bank’s core business, as well as higher average balances and yields on investment securities, partially offset by a decrease of two basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio has been our shift toward lower-risk marketable-securities-backed private banking loans, which was partially offset by the effect on our floating-rate loans due to the Federal Reserve’s increase in the target federal funds rate in December 2015. The overall yield on interest-earning assets increased two basis points to 2.92% for the year ended December 31, 2016, as compared to 2.90% for the same period in 2015.

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

	Years Ended December 31,
	2017 over 2016
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$771	$100	$871
Federal funds sold	43	3	46
Investment securities available-for-sale	688	(534)	154
Investment securities held-to-maturity	80	425	505
Investment securities trading	—	4	4
FHLB stock	(23)	132	109
Total loans	11,509	22,762	34,271
Total increase in interest income	13,068	22,892	35,960
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	1,679	1,214	2,893
Money market deposit accounts	8,471	2,503	10,974
Certificates of deposit	2,943	868	3,811
Borrowings:
FHLB borrowings	1,163	512	1,675
Line of credit borrowings	—	90	90
Subordinated notes payable, net	(9)	9	—
Total increase in interest expense	14,247	5,196	19,443
Total increase (decrease) in net interest income	$(1,179)	$17,696	$16,517

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

We recorded a credit to provision for loan losses of $623,000 for the year ended December 31, 2017, compared to provision for loan losses of $838,000 and $13,000 for the years ended December 31, 2016 and 2015, respectively.

The credit to provision for loan losses for the year ended December 31, 2017, was comprised of a net decrease of $130,000 in specific reserves on non-performing loans and recoveries of $580,000, partially offset by a net increase of $87,000 in general reserves.

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

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017				Year Ended December 31, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$37,309	$(209)	$37,100	$—	$37,258	$(223)	$37,035
Service charges	399	—	—	399	504	—	—	504
Net gain on the sale and call of investment securities	310	—	—	310	77	—	—	77
Swap fees	5,353	—	—	5,353	4,384	—	—	4,384
Commitment and other fees	1,462	—	—	1,462	2,029	—	—	2,029
Unrealized net gain on swaps	195	—	—	195	570	—	—	570
Bank owned life insurance income	1,778	—	—	1,778	1,796	—	—	1,796
Other income	367	2	—	369	110	3	—	113
Total non-interest income	$9,864	$37,311	$(209)	$46,966	$9,470	$37,261	$(223)	$46,508

Non-Interest Income for the Years Ended December 31, 2017 and 2016. Our non-interest income was $47.0 million for the year ended December 31, 2017, an increase of $458,000, or 1.0%, from $46.5 million for 2016, primarily related to increases in swap fees partially offset by the decreases in commitment and other fees.

Bank Segment:

•
Swap fees increased $969,000 for the year ended December 31, 2017, compared to 2016, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions and term loan originations.

•	Commitment and other fees were $567,000 lower for the year ended December 31, 2017, compared to 2016, driven largely by lower letter of credit fee income.

Investment Management Segment:

•
Investment management fees increased $51,000 for the year ended December 31, 2017, as compared to 2016, driven primarily by the additional four months of revenue provided by the operations of The Killen Group, Inc. (“TKG”), which was acquired at the end of April 2016, partially offset by the loss of a sub-advisory relationship in December 2016. For additional information on assets under management, refer to Item 1, Business - Investment Management Products.

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

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017				Year Ended December 31, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$36,415	$25,334	$(2,433)	$59,316	$32,247	$22,275	$—	$54,522
Premises and occupancy costs	3,850	1,171	(11)	5,010	3,859	1,006	—	4,865
Professional fees	3,199	903	(229)	3,873	2,928	1,060	(138)	3,850
FDIC insurance expense	4,238	—	—	4,238	3,058	—	—	3,058
General insurance expense	738	309	—	1,047	745	292	—	1,037
State capital shares tax	1,546	—	—	1,546	1,394	—	—	1,394
Travel and entertainment expense	2,212	1,160	(254)	3,118	2,233	829	—	3,062
Data processing expense	582	—	—	582	1,153	—	—	1,153
Charitable contributions	1,027	30	—	1,057	957	39	—	996
Intangible amortization expense	—	1,851	—	1,851	—	1,753	—	1,753
Change in fair value of acquisition earn out	—	—	—	—	—	(3,687)	—	(3,687)
Other operating expenses (1)	5,266	1,480	3,088	9,834	4,102	2,404	285	6,791
Total non-interest expense	$59,073	$32,238	$161	$91,472	$52,676	$25,971	$147	$78,794
Full-time equivalent employees (2)	167	63	—	230	156	68	—	224

(1)	Other operating expenses largely include items such as organizational dues and subscriptions, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2017 and 2016. Our non-interest expense for the year ended December 31, 2017, increased $12.7 million, or 16.1%, as compared to 2016, of which $6.4 million relates to the increase in expenses of the Bank segment and $6.3 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
Compensation and employee benefits of the Bank segment for the year ended December 31, 2017, increased by $4.2 million, compared to 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
FDIC insurance expense for the year ended December 31, 2017, increased by $1.2 million, compared to 2016, due to a change in the FDIC assessment methodology effective in the third quarter of 2016, and the increase in the Bank’s assets.

•
Other operating expenses for the year ended December 31, 2017, increased by $1.2 million compared to 2016, primarily related to $590,000 of one-time higher marketing expenses largely related to the Company’s 10-year anniversary customer appreciation celebrations, $244,000 of higher costs related to information services associated with our private banking loans, and $229,000 of higher company meeting expenses.

Investment Management Segment:

•
There was a decrease to the fair value of the TKG acquisition earn out of $3.7 million for the year ended December 31, 2016, based on management’s final determination of the annualized run-rate EBITDA of TKG at December 31, 2016. For additional information, refer to Note 2, Business Combinations, to our consolidated financial statements.

•
Excluding the earnout adjustment, Chartwell’s non-interest expenses for the year ended December 31, 2017, increased by $2.6 million, compared to the same period in 2016, primarily due to four months of additional expenses contributed by the operations of TKG, which was acquired at the end of April 2016.

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016				Year Ended December 31, 2015
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$32,247	$22,275	$—	$54,522	$29,237	$16,899	$—	$46,136
Premises and occupancy costs	3,859	1,006	—	4,865	3,774	775	—	4,549
Professional fees	2,928	1,060	(138)	3,850	3,027	914	(202)	3,739
FDIC insurance expense	3,058	—	—	3,058	1,988	—	—	1,988
General insurance expense	745	292	—	1,037	871	195	—	1,066
State capital shares tax	1,394	—	—	1,394	1,081	—	—	1,081
Travel and entertainment expense	2,233	829	—	3,062	1,902	859	—	2,761
Data processing expense	1,153	—	—	1,153	1,073	—	—	1,073
Charitable contributions	957	39	—	996	975	46	—	1,021
Intangible amortization expense	—	1,753	—	1,753	—	1,558	—	1,558
Change in fair value of acquisition earn out	—	(3,687)	—	(3,687)	—	—	—	—
Other operating expenses (1)	4,102	2,404	285	6,791	3,258	1,715	98	5,071
Total non-interest expense	$52,676	$25,971	$147	$78,794	$47,186	$22,961	$(104)	$70,043
Full-time equivalent employees (2)	156	68	—	224	139	53	—	192

(1)	Other operating expenses largely include items such as organizational dues and subscriptions, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

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

Income Taxes for the Years Ended December 31, 2017 and 2016. For the year ended December 31, 2017, we recognized income tax expense of $9.5 million, or 20.0% of income before tax, as compared to income tax expense of $13.0 million, or 31.3% of income before tax, for the same period in 2016. In December 2017, H.R.1 (“Tax Cuts and Jobs Act”) was signed into law which lowers the maximum corporate tax rate from 35% to 21%. Due to this enactment, income tax provision for the year ended December 31, 2017, was impacted by a $2.4 million one-time benefit on the re-measurement of the Company’s deferred tax liability. The adjustment was largely related to the acceleration of an incentive compensation deduction for tax purposes and favorable depreciation treatment associated with renewable energy credits.

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

Financial Condition

Our total assets as of December 31, 2017, totaled $4.78 billion, an increase of $847.4 million, or 21.6%, from December 31, 2016, which was primarily driven by growth in our loan portfolio. Our loan portfolio increased $783.2 million, or 23.0%, to $4.18 billion, as of December 31, 2017, from $3.40 billion, as of December 31, 2016. Total investment securities decreased $17.9 million, or 7.5%, to $220.6 million, as of December 31, 2017, from $238.5 million, as of December 31, 2016, as a result of the net activity of calls, sales, maturities and purchases of certain securities. Cash and cash equivalents increased $52.2 million, to $156.2 million, as of December 31, 2017, from $104.0 million, as of December 31, 2016. As of December 31, 2017, our total deposits of $3.99 billion increased $700.8 million, or 21.3%, from December 31, 2016, to fund loan growth. Net borrowings increased $96.4 million, or 40.3%, to $335.9 million as of December 31, 2017, compared to $239.5 million as of December 31, 2016. Our shareholders’ equity increased $37.3 million to $389.1 million as of December 31, 2017, compared to $351.8 million as of December 31, 2016. This increase was primarily the result of $38.0 million in net income, the impact of $5.9 million in stock-based compensation and $1.7 million in stock option exercises, partially offset the purchase of $8.7 million in treasury stock.

Our total assets as of December 31, 2016, totaled $3.93 billion, an increase of $628.3 million, or 19.0%, from December 31, 2015, which was primarily driven by growth in our loan portfolio. Our loan portfolio increased $559.8 million, or 19.7%, to $3.40 billion, as of December 31, 2016, from $2.84 billion, as of December 31, 2015. Total investment securities increased $13.1 million, or 5.8%, to $238.5 million, as of December 31, 2016, from $225.4 million, as of December 31, 2015, as a result of the net activity of purchases, sales and repayments of certain securities. Cash and cash equivalents increased $7.3 million, to $104.0 million, as of December 31, 2016, from $96.7 million, as of December 31, 2015. As of December 31, 2016, our total deposits of $3.29 billion increased $596.9 million, or 22.2%, from December 31, 2015, to fund loan growth. Net borrowings decreased $14.8 million, or 5.8%, to $239.5 million as of December 31, 2016, compared to $254.3 million as of December 31, 2015. Our shareholders’ equity increased $25.8 million to $351.8 million as of December 31, 2016, compared to $326.0 million as of December 31, 2015. This increase was primarily the result of $28.6 million in net income, the impact of $3.6 million in stock-based compensation, $2.7 million in stock option exercises and an increase of $2.3 million in other comprehensive income (loss), partially offset by the cancellation of stock options of $6.2 million and the purchase of $5.1 million in treasury stock.

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial real estate properties. The loan portfolio represents our largest earning asset. As of December 31, 2017, 90.9% of our loans had a floating rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Private banking loans	$2,265,737	$1,735,928	$1,344,864	$989,302	$569,346
Middle-market banking loans:
Commercial and industrial	667,684	587,423	634,232	677,493	739,041
Commercial real estate	1,250,823	1,077,703	862,188	733,257	552,388
Total middle-market banking loans	1,918,507	1,665,126	1,496,420	1,410,750	1,291,429
Loans held-for-investment	$4,184,244	$3,401,054	$2,841,284	$2,400,052	$1,860,775

Loans held-for-investment. Loans held-for-investment increased by $783.2 million, or 23.0%, to $4.18 billion as of December 31, 2017, as compared to December 31, 2016. Our growth for the year ended December 31, 2017, was comprised of an increase in private banking loans of $529.8 million, or 30.5%; an increase in commercial real estate loans of $173.1 million, or 16.1%; and an increase in commercial and industrial loans of $80.3 million, or 13.7%.

Loans held-for-investment increased by $559.8 million, or 19.7%, to $3.40 billion as of December 31, 2016, as compared to December 31, 2015. Our growth for the year ended December 31, 2016, was comprised of an increase in private banking loans of $391.1 million, or 29.1%; an increase in commercial real estate loans of $215.5 million, or 25.0%; and a decrease in commercial and industrial loans of $46.8 million, or 7.4%.

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

As of December 31, 2017, private banking loans were approximately $2.27 billion, or 54.1% of loans held-for-investment, of which $2.14 billion, or 94.6%, were secured by cash and marketable securities. As of December 31, 2016, private banking loans were approximately $1.74 billion, or 51.0% of loans held-for-investment, of which $1.58 billion, or 91.3%, were secured by cash and marketable securities. Our private banking lines of credit are typically due on demand. The growth in loans secured by cash and marketable securities is expected to increase as a result of our focus on this portion of our private banking business as we believe we have strong competitive advantages in this line of business. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of these loans secured by cash and marketable securities which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash and marketable securities.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are secured by cash and marketable securities. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

	December 31,
(Dollars in thousands)	2017	2016	2015
Private banking loans:
Secured by cash and marketable securities	$2,142,384	$1,584,373	$1,180,717
Secured by real estate	93,169	110,476	134,785
Other	30,184	41,079	29,362
Total private banking loans	$2,265,737	$1,735,928	$1,344,864

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

As of December 31, 2017, our commercial and industrial loans comprised $667.7 million, or 16.0% of loans held-for-investment, compared to $587.4 million, or 17.3%, as of December 31, 2016.

Middle-Market Banking: Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations.

Commercial real estate loans as of December 31, 2017, totaled $1.25 billion, or 29.9% of loans held-for-investment, as compared to $1.08 billion, or 31.7%, as of December 31, 2016. As of December 31, 2017, $1.07 billion of total commercial real estate loans had a floating interest rate and $178.1 million had a fixed interest rate, as compared to $901.5 million and $176.2 million, respectively, as of December 31, 2016.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	December 31, 2017
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$2,131,012	$70,701	$64,024	$2,265,737
Commercial and industrial	120,492	414,287	132,905	667,684
Commercial real estate	272,128	505,505	473,190	1,250,823
Loans held-for-investment	$2,523,632	$990,493	$670,119	$4,184,244

Interest rate sensitivity:
Fixed interest rates	$117,131	$128,552	$135,411	$381,094
Floating or adjustable interest rates	2,406,501	861,941	534,708	3,803,150
Loans held-for-investment	$2,523,632	$990,493	$670,119	$4,184,244

(1)	The loans outstanding reflected in the One Year or Less category in the table above include $2.09 billion of loans that are due on demand with no stated maturity.

Large Credit Relationships

We originate and maintain large credit relationships with numerous customers in the ordinary course of our business. We have established a preferred limit on loans that is significantly lower than our legal lending limit of approximately $52.3 million as of December 31, 2017. Our present preferred lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made based on the strength of the underlying credit and sponsor, type and composition of the credit exposure, collateral support, structure of the credit facilities as well as the presence of other potential positive credit factors. Additionally, we review this along with other aspects of our credit policy which can change from time to time. As of December 31, 2017, our average commercial loan size was approximately $3.6 million and average private banking loan size was approximately $500,000.

The following table summarizes the aggregate committed and outstanding balances of our larger credit relationships as of December 31, 2017 and December 31, 2016.

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Number of Relationships	Commitment (based on availability)	Outstanding Balance	Number of Relationships	Commitment (based on availability)	Outstanding Balance
Large credit relationships:
>$25 million	3	$92,564	$49,090	1	$25,827	$10,317
>$20 million to $25 million	6	$141,739	$102,330	7	$158,158	$130,745
>$15 million to $20 million	13	$237,189	$166,483	7	$122,316	$103,492
>$10 million to $15 million	38	$476,370	$375,529	31	$383,853	$285,167

Approximately $478.5 million and $367.5 million of commitments to large credit relationships were fully secured by cash and marketable securities as of December 31, 2017 and December 31, 2016, respectively.

Loan Pricing

We generally extend variable-rate loans on which the interest rate fluctuations are based upon a predetermined indicator, such as the LIBOR or United States prime rate. Our use of variable-rate loans is designed to mitigate our interest rate risk to the extent that the rates that we charge on our variable-rate loans will rise or fall in tandem with rates that we must pay to acquire deposits and vice versa. As of December 31, 2017, approximately 90.9% of our loans had a floating rate.

Interest Reserve Loans

As of December 31, 2017, loans with interest reserves totaled $205.1 million, which represented 4.9% of loans held-for-investment, as compared to $159.4 million, or 4.7%, as of December 31, 2016, largely attributable to growth in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

In management’s opinion, a loan is impaired, based upon current information and events, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a Troubled Debt Restructuring (“TDR”). Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

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

We base the computation of the allowance for loan losses of general reserves on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio and the loss emergence period. Management has developed a methodology that is applied to each of our three primary loan portfolios: private banking, commercial and industrial, and commercial real estate. As the loan loss history, mix, and risk rating of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories (risk factors) and applies a quantitative percentage that drives the secondary factor. We have identified nine risk factors and each risk factor is assigned a reserve level, based on management’s judgment, as to the probable impact on each loan portfolio and is monitored on a quarterly basis. As the trend in each risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio. Potential problem loans are identified and monitored through frequent, formal review processes. Updates are presented to our board of directors as to the status of loan quality quarterly.

The following table summarizes the allowance for loan losses, as of the dates indicated:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
General reserves	$11,910	$11,823	$13,429	$14,690	$13,524
Specific reserves	2,507	6,939	4,545	5,583	5,472
Total allowance for loan losses	$14,417	$18,762	$17,974	$20,273	$18,996
Allowance for loan losses to loans	0.34%	0.55%	0.63%	0.84%	1.02%

As of December 31, 2017, we had specific reserves totaling $2.5 million related to impaired loans with an aggregated total outstanding balance of $3.2 million. As of December 31, 2016, we had specific reserves totaling $6.9 million related to impaired loans with an aggregated total outstanding balance of $17.8 million. All loans with specific reserves were on non-accrual status as of December 31, 2017 and December 31, 2016.

The following tables summarize allowance for loan losses and the percentage of loans by loan category, as of the dates indicated:

	December 31,
	2017		2016		2015		2014		2013
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,577	54.1%	$1,424	51.0%	$1,566	47.3%	$2,017	41.2%	$2,011	30.6%
Commercial and industrial	8,043	16.0%	12,326	17.3%	11,064	22.4%	13,501	28.2%	11,881	39.7%
Commercial real estate	4,797	29.9%	5,012	31.7%	5,344	30.3%	4,755	30.6%	5,104	29.7%
Total allowance for loan losses	$14,417	100.0%	$18,762	100.0%	$17,974	100.0%	$20,273	100.0%	$18,996	100.0%

Allowance for Loan Losses as of December 31, 2017 and 2016. Our allowance for loan losses was $14.4 million, or 0.34% of loans, as of December 31, 2017, as compared to $18.8 million, or 0.55% of loans, as of December 31, 2016, which reflects the change in complexion of our loan portfolio over the past year with a higher percentage of the portfolio in private banking loans secured by marketable securities and also a decline in our adverse-rated credits. Our allowance for loan losses related to private banking loans increased $153,000, to $1.6 million as of December 31, 2017, as compared to $1.4 million as of December 31, 2016, which was attributable to growth in this portfolio partially offset by lower specific reserves related to paydowns on non-performing loans. Our allowance for loan losses related to commercial and industrial loans decreased $4.3 million, to $8.0 million as of December 31, 2017, as compared to $12.3 million as of December 31, 2016, which was largely attributable to charge-offs. Our allowance for loan losses related to commercial real estate loans decreased $215,000, to $4.8 million as of December 31, 2017, as compared to $5.0 million as of December 31, 2016, primarily due to the overall strong credit quality of this portfolio partially offset by loan growth.

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

The following table provides an analysis of the allowance for loan losses and charge-offs, recoveries and provision for loan losses for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Beginning balance	$18,762	$17,974	$20,273	$18,996	$17,874
Charge-offs:
Private banking	—	—	—	—	(13)
Commercial and industrial	(4,302)	(4,258)	(3,353)	(9,521)	(5,508)
Commercial real estate	—	—	—	—	(1,936)
Total charge-offs	(4,302)	(4,258)	(3,353)	(9,521)	(7,457)
Recoveries:
Private banking	—	—	13	94	—
Commercial and industrial	575	797	1,028	545	114
Commercial real estate	5	3,411	—	—	278
Total recoveries	580	4,208	1,041	639	392
Net charge-offs	(3,722)	(50)	(2,312)	(8,882)	(7,065)
Provision (credit) for loan losses	(623)	838	13	10,159	8,187
Ending balance	$14,417	$18,762	$17,974	$20,273	$18,996

Net loan charge-offs to average total loans	0.10%	—%	0.09%	0.41%	0.41%
Provision (credit) for loan losses to average total loans	(0.02)%	0.03%	—%	0.47%	0.47%

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and including in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of

December 31, 2017, 2016 and 2015, and there was no interest income recognized on these loans, while on non-accrual, for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, non-performing loans were $3.2 million, or 0.08% of total loans, compared to $17.8 million, or 0.52%, and $16.7 million, or 0.59%, as of December 31, 2016 and 2015, respectively. We had specific reserves of $2.5 million, $6.9 million and $4.5 million as of December 31, 2017, 2016 and 2015, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 18.4%, 40.5% and 38.0% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of December 31, 2017, 2016 and 2015, respectively.

For additional information on our non-performing loans as of December 31, 2017, 2016 and 2015, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

Once the determination is made that a foreclosure is necessary, the loan is reclassified as “in-substance foreclosure” until a sale date and title to the property is finalized. Once we own the property, it is maintained, marketed, rented and/or sold to repay the original loan. Historically, foreclosure trends in our loan portfolio have been low due to the seasoning of our portfolio. Any loans that are modified or extended are reviewed for potential classification as a TDR loan. For borrowers that are experiencing financial difficulty, we complete a process that outlines the terms of the modification, the reasons for the proposed modification and documents the current status of the borrower.

We had non-performing assets of $6.8 million, or 0.14% of total assets, as of December 31, 2017, as compared to $22.0 million, or 0.56% of total assets, as of December 31, 2016. The decrease in non-performing assets was the result of $15.2 million in reductions to non-performing loans including a loan which was restructured and returned to performing status as well as charge-offs, paydowns and sales of OREO in 2017. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2017, we had OREO properties totaling $3.6 million. During the year ended December 31, 2017, a property was sold from OREO for $597,000.

We had non-performing assets of $22.0 million, or 0.56% of total assets, as of December 31, 2016, as compared to $18.4 million, or 0.56% of total assets, as of December 31, 2015. The increase in non-performing assets was the result of $11.8 million in additions and $8.2 million in reductions to non-performing assets in 2016. This increase was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2016, we had OREO properties totaling $4.2 million.

The following table summarizes our non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Non-performing loans:
Private banking	$368	$517	$1,948	$2,069	$1,119
Commercial and industrial	2,815	17,273	11,800	24,665	15,676
Commercial real estate	—	—	2,912	3,498	3,498
Total non-performing loans	3,183	17,790	16,660	30,232	20,293
Other real estate owned	3,576	4,178	1,730	1,370	1,413
Total non-performing assets	$6,759	$21,968	$18,390	$31,602	$21,706

Non-performing troubled debt restructured loans	$3,183	$17,273	$12,894	$14,107	$13,021
Performing troubled debt restructured loans	$3,371	$471	$510	$528	$527
Non-performing loans to total loans	0.08%	0.52%	0.59%	1.26%	1.09%
Allowance for loan losses to non-performing loans	452.94%	105.46%	107.89%	67.06%	93.61%
Non-performing assets to total assets	0.14%	0.56%	0.56%	1.11%	0.95%

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

For additional information on the age analysis of past due loans segregated by class of loan for December 31, 2017 and 2016, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for December 31, 2017 and 2016, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale securities, held-to-maturity securities and, from time to time, securities held for trading purposes. Also included in our investment securities is Federal Home Loan Bank Stock. For additional information on FHLB stock, refer to Note 4, Federal Home Loan Bank Stock, to our consolidated financial statements. Securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the consolidated statements of income. Securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of December 31, 2017 and December 31, 2016, we reported securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, securities classified as available-for-sale are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

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

Our available-for-sale securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities, as well as certain equity securities. Our held-to-maturity portfolio consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of December 31, 2017, was approximately 1.5, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Investment Securities. We held $147.5 million and $174.9 million in investment securities available-for-sale as of December 31, 2017 and December 31, 2016, respectively. The decrease of $27.4 million was primarily attributable to repayments, including calls and maturities, of $55.6 million and sales of $2.5 million, net of the purchases of $30.5 million of certain securities during the year ended December 31, 2017.

On a fair value basis, 49.1% of our available-for-sale investment securities as of December 31, 2017, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2016, floating-rate securities comprised 67.0% of our available-for-sale investment securities.

On a fair value basis, 39.2% of our available-for-sale investment securities as of December 31, 2017, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency collateralized loan obligations, and certain equity securities. As of December 31, 2016, agency securities comprised 41.6% of our available-for-sale investment securities.

Held-to-Maturity Investment Securities. We held $59.3 million and $53.9 million in investment securities held-to-maturity as of December 31, 2017 and December 31, 2016, respectively. The increase of $5.3 million was primarily attributable to purchases of $8.5 million, net of a call of $3.0 million during the year ended December 31, 2017. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of December 31, 2017.

Trading Investment Securities. We held no trading investment securities as of December 31, 2017 and December 31, 2016. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions. During the year ended December 31, 2017, there was a purchase and subsequent sale of a U.S. Treasury security of $9.8 million. During the year ended December 31, 2015, there was a purchase and subsequent sale of a U.S. Treasury security of $5.0 million.

The following tables summarize the amortized cost and fair value of investment securities available-for-sale and held-to-maturity, as of the dates indicated:

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Equity securities	8,910	—	275	8,635
Total investment securities available-for-sale	147,057	1,078	650	147,485
Investment securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total investment securities held-to-maturity	59,275	910	44	60,141
Total	$206,332	$1,988	$694	$207,626

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$43,952	$18	$237	$43,733
Trust preferred securities	17,579	—	978	16,601
Non-agency mortgage-backed securities	5,756	—	13	5,743
Non-agency collateralized loan obligations	11,843	—	132	11,711
Agency collateralized mortgage obligations	49,544	92	265	49,371
Agency mortgage-backed securities	28,586	270	187	28,669
Agency debentures	4,719	13	—	4,732
Equity securities	8,358	—	599	7,759
Total investment securities available-for-sale	$170,337	$393	$2,411	$168,319
Investment securities held-to-maturity:
Corporate bonds	19,448	498	84	19,862
Agency debentures	2,453	19	—	2,472
Municipal bonds	25,389	377	1	25,765
Total investment securities held-to-maturity	47,290	894	85	48,099
Total	$217,627	$1,287	$2,496	$216,418

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporarily impaired.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of December 31, 2017. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	December 31, 2017
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Investment securities available-for-sale:
Corporate bonds	$10,058	1.95%	$31,559	2.32%	$20,072	5.00%	$—	—%	$61,689	3.13%
Trust preferred securities	—	—%	—	—%	9,475	3.19%	9,106	3.46%	18,581	3.32%
Non-agency collateralized loan obligation	—	—%	—	—%	—	—%	805	3.79%	805	3.79%
Agency collateralized mortgage obligations	—	—%	863	1.59%	—	—%	37,959	1.72%	38,822	1.72%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	18,953	1.88%	18,953	1.88%
Total debt securities available-for-sale	10,058		32,422		29,547		66,823		138,850
Weighted average yield		1.95%		2.30%		4.43%		2.02%		2.59%
Investment securities held-to-maturity:
Corporate bonds	5,144	6.38%	—	—%	27,797	5.33%	—	—%	32,941	5.49%
Agency debentures	—	—%	—	—%	1,987	2.83%	—	—%	1,987	2.83%
Municipal bonds	1,002	1.97%	12,911	2.50%	10,380	2.83%	920	3.55%	25,213	2.65%
Total debt securities held-to-maturity	6,146		12,911		40,164		920		60,141
Weighted average yield		5.64%		2.50%		4.55%		3.55%		4.20%
Total debt securities	$16,204		$45,333		$69,711		$67,743		$198,991
Weighted average yield		3.33%		2.36%		4.50%		2.04%		3.07%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. Our client market primarily consists of high-net-worth individuals; family offices; trust companies; wealth management firms; businesses and their executives; municipalities; endowments and foundations; broker/dealers; futures commission merchants; and other financial institutions.

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

As of December 31, 2017, we consider approximately 89% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal certificates of deposit placed through CDARS® service and reciprocal demand deposits placed through ICS®, have been classified for some regulatory purposes as brokered deposits, while for other regulatory purposes they are not classified as brokered deposits. As of December 31, 2017, the Bank had CDARS® and ICS® reciprocal deposits totaling $627.5 million and other brokered deposits of $440.8 million. We continue to utilize other brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. For additional information on our deposits, refer to Note 9, Deposits, to our consolidated financial statements.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017		2016		2015
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$336,337	1.10%	$171,431	0.47%	$107,292	0.41%
Money market deposit accounts	1,999,399	1.12%	1,676,455	0.68%	1,367,584	0.42%
Certificates of deposit	967,503	1.18%	874,615	0.87%	898,336	0.75%
Total average interest-bearing deposits	3,303,239	1.13%	2,722,501	0.73%	2,373,212	0.54%
Noninterest-bearing deposits	210,860	—	170,573	—	149,567	—
Total average deposits	$3,514,099	1.07%	$2,893,074	0.68%	$2,522,779	0.51%

Average Deposits for the Years Ended December 31, 2017 and 2016. For the year ended December 31, 2017, our average total deposits were $3.51 billion, representing an increase of $621.0 million, or 21.5%, from the same period in 2016. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 40 basis points to 1.13% for the year ended December 31, 2017, from 0.73% for the same period in 2016, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 60.5% of total average interest-bearing deposits, for the year ended December 31, 2017, from 61.6% for the same period in 2016. Average certificates of deposit decreased to 29.3% of total average interest-bearing deposits for the year ended December 31, 2017, compared to 32.1% for the same period in 2016. Average interest-bearing checking accounts increased to 10.2% of total average interest-bearing deposits for the year ended December 31, 2017, compared to 6.3% for the same period in 2016. Average noninterest-bearing deposits increased $40.3 million, or 23.6%, for the year ended December 31, 2017, from 2016, and the average cost of total deposits increased 39 basis points to 1.07% for the year ended December 31, 2017, from 0.68% for the year ended December 31, 2016.

Average Deposits for the Years Ended December 31, 2016 and 2015. For the year ended December 31, 2016, our average total deposits were $2.89 billion, representing an increase of $370.3 million, or 14.7%, from the same period in 2015. The deposit growth was driven by increases in noninterest and interest-bearing checking accounts and money market deposit accounts, partially offset by a decrease in certificates of deposit. Our average cost of interest-bearing deposits of 0.73%, for the year ended December 31, 2016, increased from 0.54%, for the same period in 2015, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits increased to 61.6% of total average interest-bearing deposits, for the year ended December 31, 2016, from 57.6% for the same period in 2015. Average certificates of deposit decreased to 32.1% of total average interest-bearing deposits for the year ended December 31, 2016, compared to 37.9% for the same period in 2015. Average noninterest-bearing deposits increased $21.0 million, or 14.0% for the year ended December 31, 2016, from 2015, and the average cost of total deposits increased 17 basis points to 0.68% for the year ended December 31, 2016, from 0.51% for the year ended December 31, 2015.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of the date indicated.

December 31,
(Dollars in thousands)	2017
Months to maturity:
Three months or less	$417,886
Over three to six months	211,567
Over six to 12 months	119,596
Over 12 months	117,476
Total	$866,525

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

The following table presents certain information with respect to our outstanding borrowings, as of the following dates.

	December 31, 2017					December 31, 2016
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term
Daily FHLB borrowings	$195,000	1.57%	$370,000	$195,315	1-4 days	$105,000	0.77%	$260,000	$142,664	1-4 days
Term FHLB borrowings:
Issued 7/29/2015	—	—%	—	—		—	0.61%	25,000	14,754	12 months
Issued 7/29/2015	—	—%	—	—		—	0.72%	25,000	20,970	15 months
Issued 6/29/2016	—	—%	—	—		—	0.66%	100,000	24,863	3 months
Issued 9/29/2016	—	—%	—	—		—	0.58%	100,000	24,863	3 months
Issued 12/29/2016	—	0.85%	100,000	23,836	3 months	100,000	0.85%	100,000	820	3 months
Issued 3/29/2017	—	1.07%	100,000	25,205	3 months	—	—%	—	—
Issued 6/29/2017	—	1.32%	100,000	25,205	3 months	—	—%	—	—
Issued 9/29/2017	—	1.33%	100,000	24,932	3 months	—	—%	—	—
Issued 12/29/2017	100,000	1.66%	100,000	822	3 months	—	—%	—	—
Line of credit borrowings	6,200	4.56%	6,200	2,214	12 months	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$336,200	2.09%	$911,200	$332,529		$240,000	1.53%	$645,000	$263,934

	December 31, 2015
(Dollars in thousands)	Amount	Rate	Maximum Balance at Any Month End	Average Balance During Year	Original Term
Daily FHLB borrowings	$170,000	0.51%	$170,000	$62,137	1-9 days
Term FHLB borrowings:
Issued 4/7/2014	—	0.34%	25,000	6,576	12 months
Issued 4/7/2014	—	0.38%	25,000	10,822	14 months
Issued 4/7/2014	—	0.44%	25,000	17,123	17 months
Issued 5/5/2014	—	0.33%	25,000	2,397	9 months
Issued 7/29/2015	25,000	0.61%	25,000	10,685	12 months
Issued 7/29/2015	25,000	0.72%	25,000	10,685	15 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$255,000	1.26%	$355,000	$155,425

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

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of December 31, 2017, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries, availability on our line of credit, and the net proceeds from the issuance of our debt or equity securities. As of December 31, 2017, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable, interest payments on other borrowings and our share repurchase programs. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. During the year ended December 31, 2017, the parent company paid $8.7 million related to share repurchase programs and $2.1 million related to interest payments on subordinated notes and other borrowings. During the year ended December 31, 2016, the parent company paid $2.0 million related to interest payments on subordinated notes, $11.3 million related to share repurchase programs, and $15.0 million related to the TKG acquisition. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of December 31, 2017. In addition, the holding company maintains an unsecured line of credit of $25.0 million with Texas Capital Bank, of which $18.8 million was available as of December 31, 2017.

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

Our principal sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, unpledged securities available-for-sale, loan repayments (scheduled and unscheduled), and future earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to reciprocal CDARS® and ICS® deposits and other brokered deposits, and the ability to raise debt and equity. Customer deposits are an important source of liquidity which depends on the confidence of those customers in us, supported by our capital position and the protection provided by FDIC insurance.

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position, including a liquidity gap, which measures potential sources and uses of funds over future periods. Policy guidelines have been established for a variety of liquidity-related performance metrics, such as net loans to deposits, brokered funding composition, cash to total loans and duration of certificates of deposit, among others, all of which are utilized in measuring and managing our liquidity position. The ALCO also performs contingency funding and capital stress analyses at least annually to determine our ability to meet potential liquidity and capital needs under various stress scenarios.

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 83.5%, 83.6% and 81.5% as of December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had available liquidity of $770.5 million, or 16.1% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and unpledged investment securities available-for-sale), totaling $234.6 million, or 4.9% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $535.9 million, or 11.2% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

	December 31,
(Dollars in thousands)	2017	2016	2015
Available cash	$91,060	$64,816	$63,401
Unpledged investment securities available-for-sale	143,499	169,830	161,951
Net borrowing capacity	535,907	509,906	299,057
Total liquidity	$770,466	$744,552	$524,409

For the year ended December 31, 2017, we generated $38.2 million in cash from operating activities, compared to $30.1 million for the same period in 2016. This change in cash flow was primarily the result of an increase in net income of $9.3 million for the year ended December 31, 2017, offset by changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $776.1 million, for the year ended December 31, 2017, as compared to a net cash outflow of $596.1 million for the same period in 2016. The outflows for the year ended December 31, 2017, were primarily due to the net loan growth of $793.8 million, $38.9 million for the purchase of investment securities, partially offset by proceeds from the sale of investment securities available-for-sale totaling $2.5 million and principal repayments and maturities of investments securities of $58.6 million. The outflows for the year ended December 31, 2016, were primarily due to $564.6 million in net loan growth, the purchase of investment securities of $36.7 million, and $14.1 million for the TKG acquisition net of cash, partially offset by proceeds from the sale of investment securities available-for-sale totaling $4.7 million and principal repayments and maturities of investments securities of $19.8 million.

Financing activities resulted in a net inflow of $790.0 million for the year ended December 31, 2017, compared to a net inflow of $573.3 million for the same period in 2016, primarily as a result of the net growth in deposits of $700.8 million and an increase of $90.0 million in FHLB advances, partially offset by payments of $8.7 million for share repurchase programs for the year ended December 31, 2017, compared to net growth of $596.9 million in deposits, partially offset by a decrease in FHLB advances of $15.0 million and payment of $11.3 million for share repurchase programs for the year ended December 31, 2016.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including those being established under the Dodd-Frank Act, as government regulators continue the final rule-making process.

Capital Resources

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a registration statement on Form S-3 with the SEC on December 15, 2017, which allows us to raise capital to finance our growth objectives.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

Shareholders’ Equity. Shareholders’ equity increased to $389.1 million as of December 31, 2017, compared to $351.8 million as of December 31, 2016. The $37.3 million increase during the year ended December 31, 2017, was attributable to net income of $38.0 million, the impact of $5.9 million in stock-based compensation, $1.7 million in stock options exercised and an increase of $416,000 in accumulated other comprehensive income (loss), partially offset by the purchase of $8.7 million in treasury stock.

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

Regulatory Capital. As of December 31, 2017 and 2016, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

Basel III, which began phasing in on January 1, 2015, has replaced the regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments and established a new standardized approach for risk weightings.

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of December 31, 2017 and December 31, 2016, the capital conservation buffer was 1.25% and 0.625%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	December 31, 2017
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$2,925,219	$68,003	$—	$—	$2,993,222
Certificates of deposit	874,733	119,656	—	—	994,389
Borrowings outstanding	301,200	35,000	—	—	336,200
Interest payments on certificates of deposit and borrowings	10,504	3,542	—	—	14,046
Operating leases	2,563	5,010	2,287	907	10,767
Commitments for tax credit investments	6,263	12,228	423	56	18,970
Commitments for small business investment companies	2,595	—	—	—	2,595
Total contractual obligations	$4,123,077	$243,439	$2,710	$963	$4,370,189

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Loan commitments are recorded on our financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by cash and marketable securities or residential properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding.

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

The following table is a summary of the total notional amount of unused loan commitments and standby letters of credit commitments, based on the availability of eligible collateral or other terms under the loan agreement, by contractual maturities as of the date indicated.

	December 31, 2017
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$2,010,780	$177,796	$38,731	$72,699	$2,300,006
Standby letters of credit	42,373	23,725	3,332	5,405	74,835
Total off-balance sheet arrangements	$2,053,153	$201,521	$42,063	$78,104	$2,374,841

(1)
The off-balance sheet amounts reflected in the One Year or Less category in the table above include $1.81 billion in unused loan commitments and $3.0 million in standby letters of credit that are due on demand with no stated maturity.

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

Interest rate risk is comprised of re-pricing risk, basis risk, yield curve risk and option risk. Re-pricing risk arises from differences in the cash flow or re-pricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount or at the same time. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Option risk arises from embedded options within asset and liability products as certain borrowers have may prepay their loans when rates fall, while certain depositors may redeem their certificates when rates rise.

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

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	ALCO Guidelines	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$24,558	23.27%	-20.00%	$25,570	30.48%
+200	$16,380	15.52%	-15.00%	$16,986	20.25%
+100	$8,166	7.74%	-10.00%	$8,431	10.05%
–100	$(8,928)	(8.46)%	-10.00%	$(3,836)	(4.57)%

Economic value of equity:
+300	$(971)	(0.25)%	+/-30.00%	$6,027	1.82%
+200	$43	0.01%	+/-20.00%	$4,201	1.27%
+100	$55	0.01%	+/-10.00%	$2,095	0.63%
–100	$(391)	(0.10)%	+/-10.00%	$(11,980)	(3.61)%

Given the current interest rate environment, we will continue to manage an asset sensitive interest rate risk position when it comes to net interest income. Given the longer term nature of the economic value of equity and with interest rates moving up, we will begin to manage a more neutral interest rate risk position when it comes to economic value of equity.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	December 31, 2017
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$140,975	$—	$—	$—	$—	$—	$—	$140,975
Federal funds sold	14,798	—	—	—	—	—	—	14,798
Total investment securities	91,267	2,998	28,900	60,296	20,692	16,160	239	220,552
Total loans	3,891,694	33,047	61,792	122,922	58,149	22,655	(6,015)	4,184,244
Other assets	—	—	—	—	—	—	217,328	217,328
Total assets	$4,138,734	$36,045	$90,692	$183,218	$78,841	$38,815	$211,552	$4,777,897

Liabilities:
Transaction deposits	$2,450,971	$87,000	$139,156	$68,003	$—	$—	$248,092	$2,993,222
Certificates of deposit	504,172	247,379	123,182	119,656	—	—	—	994,389
Borrowings, net	201,200	—	—	135,000	—	—	(287)	335,913
Other liabilities	—	—	—	—	—	—	65,302	65,302
Total liabilities	3,156,343	334,379	262,338	322,659	—	—	313,107	4,388,826

Equity	—	—	—	—	—	—	389,071	389,071
Total liabilities and equity	$3,156,343	$334,379	$262,338	$322,659	$—	$—	$702,178	$4,777,897

Interest rate sensitivity gap	$982,391	$(298,334)	$(171,646)	$(139,441)	$78,841	$38,815	$(490,626)
Cumulative interest rate sensitivity gap	$982,391	$684,057	$512,411	$372,970	$451,811	$490,626
Cumulative interest rate sensitive assets to rate sensitive liabilities	131.1%	119.6%	113.7%	109.2%	111.1%	112.0%	108.9%
Cumulative gap to total assets	20.6%	14.3%	10.7%	7.8%	9.5%	10.3%
The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 113.7% as of December 31, 2017, as compared to 120.5% as of December 31, 2016.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan portfolio as of December 31, 2017 and 2016. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

The two components of the allowance for loan losses represent estimates of general reserves based upon Accounting Standards Codification (“ASC”) Topic 450, Contingencies; and specific reserves based on ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

In management’s opinion, a loan is impaired, based upon current information and events, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

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

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of these assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as trade name, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty-five years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TriState Capital Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of TriState Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Pittsburgh, Pennsylvania
February 23, 2018

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2017	December 31, 2016
ASSETS

Cash	$380	$183
Interest-earning deposits with other institutions	140,975	96,244
Federal funds sold	14,798	7,567
Cash and cash equivalents	156,153	103,994
Investment securities available-for-sale, at fair value (cost: $147,057 and $175,158, respectively)	147,485	174,892
Investment securities held-to-maturity, at cost (fair value: $60,141 and $54,498, respectively)	59,275	53,940
Federal Home Loan Bank stock	13,792	9,641
Total investment securities	220,552	238,473
Loans held-for-investment	4,184,244	3,401,054
Allowance for loan losses	(14,417)	(18,762)
Loans held-for-investment, net	4,169,827	3,382,292
Accrued interest receivable	13,519	9,614
Investment management fees receivable, net	7,720	7,749
Goodwill and other intangibles, net	65,358	67,209
Office properties and equipment, net	4,885	5,471
Bank owned life insurance	66,593	64,815
Deferred tax asset, net	—	7,204
Prepaid expenses and other assets	73,290	43,636
Total assets	$4,777,897	$3,930,457

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$3,987,611	$3,286,779
Borrowings, net	335,913	239,510
Accrued interest payable on deposits and borrowings	2,499	1,867
Deferred tax liability, net	4,152	—
Other accrued expenses and other liabilities	58,651	50,494
Total liabilities	4,388,826	3,578,650

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000, Shares issued - none	—	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 30,342,471 and 29,790,383, respectively; Shares outstanding - 28,591,101 and 28,415,654, respectively	289,507	285,480
Additional paid-in capital	10,290	6,782
Retained earnings	111,732	73,744
Accumulated other comprehensive income, net	1,246	830
Treasury stock (1,751,370 and 1,374,729 shares, respectively)	(23,704)	(15,029)
Total shareholders’ equity	389,071	351,807
Total liabilities and shareholders’ equity	$4,777,897	$3,930,457

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015

Interest income:
Loans	$126,544	$92,252	$79,205
Investments	6,217	5,443	4,022
Interest-earning deposits	1,534	617	369
Total interest income	134,295	98,312	83,596
Interest expense:
Deposits	37,485	19,807	12,888
Borrowings	5,457	3,692	2,755
Total interest expense	42,942	23,499	15,643
Net interest income	91,353	74,813	67,953
Provision (credit) for loan losses	(623)	838	13
Net interest income after provision for loan losses	91,976	73,975	67,940
Non-interest income:
Investment management fees	37,100	37,035	29,618
Service charges	399	504	647
Net gain on the sale and call of investment securities	310	77	33
Swap fees	5,353	4,384	1,551
Commitment and other fees	1,462	2,029	2,022
Unrealized net gain (loss) on swaps	195	570	(161)
Bank owned life insurance income	1,778	1,796	1,696
Other income	369	113	77
Total non-interest income	46,966	46,508	35,483
Non-interest expense:
Compensation and employee benefits	59,316	54,522	46,136
Premises and occupancy costs	5,010	4,865	4,549
Professional fees	3,873	3,850	3,739
FDIC insurance expense	4,238	3,058	1,988
General insurance expense	1,047	1,037	1,066
State capital shares tax	1,546	1,394	1,081
Travel and entertainment expense	3,118	3,062	2,761
Data processing expense	582	1,153	1,073
Charitable contributions	1,057	996	1,021
Intangible amortization expense	1,851	1,753	1,558
Change in fair value of acquisition earn out	—	(3,687)	—
Other operating expenses	9,834	6,791	5,071
Total non-interest expense	91,472	78,794	70,043
Income before tax	47,470	41,689	33,380
Income tax expense	9,482	13,048	10,892
Net income	$37,988	$28,641	$22,488

Earnings per common share:
Basic	$1.38	$1.04	$0.81
Diluted	$1.32	$1.01	$0.80

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015

Net income	$37,988	$28,641	$22,488

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities, net of tax expense (benefit) of $387, $674 and ($472), respectively	655	1,166	(795)

Reclassification adjustment for gains included in net income on investment securities, net of tax expense of ($109), ($11) and ($12), respectively	(186)	(20)	(21)

Unrealized holding gains on derivatives, net of tax expense of $107, $650 and $0, respectively	180	1,100	—

Reclassification adjustment for losses (gains) included in net income on derivatives, net of tax benefit (expense) of ($138), $16 and $0, respectively	(233)	27	—

Other comprehensive income (loss)	416	2,273	(816)

Total comprehensive income	$38,404	$30,914	$21,672

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2014	$280,895	$9,253	$22,615	$(627)	$(6,746)	$305,390
Net income	—	—	22,488	—	—	22,488
Other comprehensive loss	—	—	—	(816)	—	(816)
Exercise of stock options	517	(164)	—	—	—	353
Purchase of treasury stock	—	—	—	—	(3,158)	(3,158)
Cancellation of stock options	—	(229)	—	—	—	(229)
Stock-based compensation	—	1,949	—	—	—	1,949
Balance, December 31, 2015	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977
Net income	—	—	28,641	—	—	28,641
Other comprehensive income	—	—	—	2,273	—	2,273
Exercise of stock options	4,068	(1,394)	—	—	—	2,674
Purchase of treasury stock	—	—	—	—	(5,125)	(5,125)
Cancellation of stock options	—	(6,200)	—	—	—	(6,200)
Stock-based compensation	—	3,567	—	—	—	3,567
Balance, December 31, 2016	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807
Net income	—	—	37,988	—	—	37,988
Other comprehensive income	—	—	—	416	—	416
Exercise of stock options	4,027	(2,364)	—	—	—	1,663
Purchase of treasury stock	—	—	—	—	(8,675)	(8,675)
Stock-based compensation	—	5,872	—	—	—	5,872
Balance, December 31, 2017	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$37,988	$28,641	$22,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	3,366	3,077	2,882
Amortization of deferred financing costs	203	202	203
Provision (credit) for loan losses	(623)	838	13
Net gain on the sale of loans	(17)	—	—
Stock-based compensation expense	5,872	3,567	1,949
Net gain on the sale or call of investment securities available-for-sale	(295)	(31)	(33)
Net gain on the call of investment securities held-to-maturity	(15)	(46)	—
Income from investment securities trading	(48)	—	(20)
Purchase of investment securities trading	(9,802)	—	(4,963)
Proceeds from the sale of investment securities trading	9,850	—	4,983
Net amortization of premiums and discounts	919	883	752
Decrease (increase) in investment management fees receivable, net	29	(646)	627
Increase in accrued interest receivable	(3,905)	(2,558)	(777)
Increase in accrued interest payable	632	105	27
Bank owned life insurance income	(1,778)	(1,796)	(1,696)
Change in fair value of acquisition earn out	—	(3,687)	—
Increase (decrease) in income taxes payable	166	(95)	713
Decrease (increase) in prepaid income taxes	(10,222)	(5,438)	762
Deferred tax provision	11,110	3,675	172
Increase (decrease) in accounts payable and other accrued expenses	(1,508)	3,661	7,263
Payment of contingent consideration impacting operations	—	—	(1,771)
Cash received for allowance for leasehold improvements	—	1,050	—
Other, net	(3,709)	(1,293)	(1,884)
Net cash provided by operating activities	38,213	30,109	31,690
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(30,470)	(27,495)	(36,732)
Purchase of investment securities held-to-maturity	(8,467)	(9,250)	(14,357)
Proceeds from the sale of investment securities available-for-sale	2,527	4,691	11,792
Principal repayments and maturities of investment securities available-for-sale	55,621	17,333	21,292
Principal repayments and maturities of investment securities held-to-maturity	3,000	2,500	6,540
Purchase of bank owned life insurance	—	(3,000)	(5,000)
Investment in low income housing and historic tax credits	(5,502)	(1,625)	—
Investment in small business investment company	(1,405)	—	—
Net redemption (purchase) of Federal Home Loan Bank stock	(4,151)	161	(4,072)
Net increase in loans	(793,762)	(564,634)	(448,236)
Proceeds from loan sales	6,867	1,196	4,692
Proceeds from the sale of other real estate owned	597	1,080	—
Additions to office properties and equipment	(929)	(2,937)	(1,035)
Acquisition, net of acquired cash	—	(14,095)	—
Net cash used in investing activities	(776,074)	(596,075)	(465,116)
Cash Flows from Financing Activities:
Net increase in deposit accounts	700,832	596,935	352,891
Net increase in Federal Home Loan Bank advances	90,000	—	90,000
Net decrease in Federal Home Loan Bank advances	—	(15,000)	—
Net increase in line of credit advances	6,200	—	—
Net proceeds from exercise of stock options	1,663	2,674	353
Cancellation of stock options	—	(6,200)	(229)
Payment of contingent consideration	—	—	(15,465)
Purchase of treasury stock	(8,675)	(5,125)	(3,158)
Net cash provided by financing activities	790,020	573,284	424,392
Net change in cash and cash equivalents during the period	52,159	7,318	(9,034)
Cash and cash equivalents at beginning of the period	103,994	96,676	105,710
Cash and cash equivalents at end of the period	$156,153	$103,994	$96,676

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$42,107	$23,192	$15,413
Income taxes	$7,266	$14,823	$9,393
Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$1,038	$—
Liabilities assumed	$—	$1,402	$—
Other non-cash activity:
Loan foreclosures and repossessions	$—	$3,618	$360

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

The Bank was established to serve the commercial banking needs of middle-market businesses and private banking needs and high-net-worth individuals. Chartwell provides investment management services primarily to institutional investors, mutual funds and individual investors. CTSC Securities supports marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell.

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

The Bank conducts business through its main office located in Pittsburgh, Pennsylvania, as well as its four additional representative offices in Cleveland, Ohio; Philadelphia, Pennsylvania; Edison, New Jersey; and New York, New York. Chartwell conducts business through its office located in Berwyn, Pennsylvania, and CTSC Securities conducts business through its office located in Pittsburgh, Pennsylvania.

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

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly-owned subsidiary, Meadowood Asset Management, LLC (established in 2011 to hold and manage the foreclosed properties for the Bank), after elimination of inter-company accounts and transactions. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value, as of December 31, 2017 and 2016. Cash and stock dividends are reported as interest income on investments, in the consolidated statements of income.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan portfolio as of December 31, 2017 and 2016. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

The two components of the allowance for loan losses represent estimates of general reserves based upon Accounting Standards Codification (“ASC”) Topic 450, Contingencies; and specific reserves based on ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

In management’s opinion, a loan is impaired, based upon current information and events, when it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was $322,000 of bad debt expense associated with a single relationship recorded for the year ended December 31, 2017. There was no bad debt expense recorded for the years ended December 31, 2016 and 2015. There was no allowance for uncollectible accounts recorded as of December 31, 2017 and 2016.

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

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of these assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as trade name, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty-five years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

DERIVATIVES AND HEDGING ACTIVITIES
All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities, and appropriate documentation is maintained to support the final determination. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income (loss) is recognized in the consolidated statements of income. The Company also has interest rate derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

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

STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation awards based on estimated fair values of share-based awards made to employees and directors.

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

RECENT ACCOUNTING DEVELOPMENTS
In February 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. On December 22, 2017, the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (“Tax Cuts and Jobs Act”). The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The changes could be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted this standard on January 1, 2018, and elected to reclassify the effect of the change in the U.S. federal corporate income tax rate from accumulated other comprehensive income to retained earnings, to be reflected in the Consolidated Statements of Changes in Shareholders' Equity in the period of adoption.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which changes the recognition and presentation requirements of hedge accounting, including: eliminating the requirement to separately measure and report hedge ineffectiveness; and presenting all items that affect earnings in the same income statement line item as the hedged item. The standard also provides new alternatives for: applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. This standard is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,” which clarifies what constitutes a modification of a share-based payment award. This standard is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016, and November 17, 2016, EITF Meetings  (SEC Update),” which incorporates into the FASB Accounting Standards Codification® recent SEC guidance about disclosing, under SEC SAB Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The SEC staff had previously announced that registrants should include the disclosures starting with their December 2017 financial statements. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805),” which provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In September 2016, the FASB issued ASU 2016-15, “Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight classification issues related to the statement of cash flows. The eight classification issues are as follows: debt prepayment or debt extinguishment costs; settlement of zero-coupon bonds; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this standard using a retrospective transition method to each period presented. If it is impracticable for an entity to apply this standard retrospectively for some of the issues, it may apply the amendments for those issues prospectively as of the earliest date practicable. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which will significantly change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. This standard is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard implements a common approach that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard establishes a five-step model that entities must follow to recognize revenue. This update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2017, for public business entities. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. The Company completed its assessment of revenue streams and associated incremental costs of contracts affected by the standard. The Company’s adoption of this standard did not change the method in which we recognize revenue. This standard requires that certain incremental costs incurred to acquire some of our investment management contracts to be capitalized and deferred over the life of the contract. The adoption of this standard altered the timing, measurement and recognition of these costs in the income statement; however, the impact is not material. In addition, the Company is evaluating the standard’s expanded disclosure requirements. The Company has adopted this standard on January 1, 2018, utilizing the modified retrospective approach with a cumulative effect adjustment to opening retained earnings.

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

Goodwill is not amortized for book purposes, but goodwill capitalized for tax purposes is deductible. The following table shows the amount of other intangible assets acquired through the TKG acquisition on April 29, 2016, by class and estimated useful life:

(Dollars in thousands)	Gross Amount	Estimated Useful Life (months)
Trade name	$2,850	300
Client Relationships:
Sub-advisory client list	330	132
Separate managed accounts client list	715	168
Non-compete agreements	390	48
Total finite-lived intangibles	$4,285	242
Client Relationships:
Mutual fund client relationships	9,300	Indefinite life
Total intangibles assets	$13,585

[3] INVESTMENT SECURITIES

Investment securities available-for-sale and held-to-maturity were comprised of the following:

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Equity securities	8,910	—	275	8,635
Total investment securities available-for-sale	147,057	1,078	650	147,485
Investment securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total investment securities held-to-maturity	59,275	910	44	60,141
Total	$206,332	$1,988	$694	$207,626

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Investment securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Equity securities	8,643	—	291	8,352
Total investment securities available-for-sale	175,158	649	915	174,892
Investment securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total investment securities held-to-maturity	53,940	684	126	54,498
Total	$229,098	$1,333	$1,041	$229,390

The equity securities noted in the tables above consisted of a mutual fund investing in short-duration, corporate bonds.

Interest income on investment securities was as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Taxable interest income	$4,896	$4,213	$2,975
Non-taxable interest income	452	452	409
Dividend income	869	778	638
Total interest income on investments	$6,217	$5,443	$4,022

As of December 31, 2017, the contractual maturities of the debt securities were:

	December 31, 2017
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$10,055	$10,058	$6,003	$6,146
Due from one to five years	32,426	32,422	12,898	12,911
Due from five to ten years	29,186	29,547	39,466	40,164
Due after ten years	66,480	66,823	908	920
Total debt securities	$138,147	$138,850	$59,275	$60,141

The $66.8 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of December 31, 2017, included $57.1 million or 85.4% that are floating-rate securities. The $39.5 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of December 31, 2017, included $20.8 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of investment securities available-for-sale and held-to-maturity and related realized gains and losses were:

	Available-for-Sale			Held-to-Maturity
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2017	2016	2015
Proceeds from sales	$2,527	$4,691	$11,792	$—	$—	$—
Proceeds from calls	21,675	2,000	4,000	3,000	2,500	6,540
Total proceeds	$24,202	$6,691	$15,792	$3,000	$2,500	$6,540

Gross realized gains	$297	$34	$50	$15	$46	$—
Gross realized losses	2	3	17	—	—	—
Net realized gains (losses)	$295	$31	$33	$15	$46	$—

Investment securities available-for-sale of $4.0 million, as of December 31, 2017, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired investment securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$29,995	$143	$—	$—	$29,995	$143
Non-agency collateralized loan obligations	—	—	805	6	805	6
Agency collateralized mortgage obligations	1,593	1	32,816	75	34,409	76
Agency mortgage-backed securities	2,960	10	9,437	140	12,397	150
Equity securities	—	—	8,635	275	8,635	275
Total investment securities available-for-sale	34,548	154	51,693	496	86,241	650
Investment securities held-to-maturity:
Corporate bonds	2,406	33	—	—	2,406	33
Municipal bonds	6,051	11	—	—	6,051	11
Total investment securities held-to-maturity	8,457	44	—	—	8,457	44
Total temporarily impaired securities (1)	$43,005	$198	$51,693	$496	$94,698	$694

(1)	The number of investment positions with unrealized losses totaled 30 for available-for-sale securities and 8 for held-to-maturity securities.

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Investment securities available-for-sale:
Corporate bonds	$10,543	$21	$—	$—	$10,543	$21
Trust preferred securities	—	—	9,038	72	9,038	72
Non-agency collateralized loan obligations	6,191	50	9,990	4	16,181	54
Agency collateralized mortgage obligations	4,593	12	34,408	267	39,001	279
Agency mortgage-backed securities	12,292	198	—	—	12,292	198
Equity securities	—	—	8,352	291	8,352	291
Total investment securities available-for-sale	33,619	281	61,788	634	95,407	915
Investment securities held-to-maturity:
Corporate bonds	2,492	8	1,978	22	4,470	30
Municipal bonds	12,559	96	—	—	12,559	96
Total investment securities held-to-maturity	15,051	104	1,978	22	17,029	126
Total temporarily impaired securities (1)	$48,670	$385	$63,766	$656	$112,436	$1,041

(1)	The number of investment positions with unrealized losses totaled 30 for available-for-sale securities and 18 for held-to-maturity securities.

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporarily impaired.

There were no investment securities classified as trading securities outstanding as of December 31, 2017 and December 31, 2016.

[4] FEDERAL HOME LOAN BANK STOCK

The Company is a member of the FHLB system. As a member of the FHLB of Pittsburgh, the Company must maintain a minimum investment in the capital stock of the FHLB in an amount equal to 4.00% of its outstanding advances, 0.75% of its issued letters of credits, and 0.10% of its membership asset value, as defined, with the FHLB. The FHLB has the ability to change the calculation of the required stock investment at any time. The Company held stock totaling $13.8 million and $9.6 million at December 31, 2017 and 2016, respectively. At December 31, 2017, $12.6 million of stock was required based on the Bank’s membership asset value of approximately $742.2 million; $295.0 million in outstanding advances; and $6.7 million in issued letters of credit. The Company received dividends from its holdings in FHLB capital stock of $603,000, $494,000 and $389,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Loans held-for-investment were comprised of the following:

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$2,261,625	$667,028	$1,254,184	$4,182,837
Net deferred loan costs (fees)	4,112	656	(3,361)	1,407
Loans held-for-investment, net of deferred fees and costs	2,265,737	667,684	1,250,823	4,184,244
Allowance for loan losses	(1,577)	(8,043)	(4,797)	(14,417)
Loans held-for-investment, net	$2,264,160	$659,641	$1,246,026	$4,169,827

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$1,732,578	$587,791	$1,080,637	$3,401,006
Net deferred loan costs (fees)	3,350	(368)	(2,934)	48
Loans held-for-investment, net of deferred fees and costs	1,735,928	587,423	1,077,703	3,401,054
Allowance for loan losses	(1,424)	(12,326)	(5,012)	(18,762)
Loans held-for-investment, net	$1,734,504	$575,097	$1,072,691	$3,382,292

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under the loan agreement. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of December 31, 2017 and December 31, 2016, was $2.37 billion and $1.75 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $504,000 and $650,000, as of December 31, 2017 and December 31, 2016, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $53.3 million and $59.8 million as of December 31, 2017 and December 31, 2016, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of December 31, 2017 and December 31, 2016, included in the total unfunded commitments above, was $74.8 million and $77.4 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. During the year ended December 31, 2017 and 2016, there were draws on standby letters of credit totaling $204,000 and $151,000, respectively, which were immediately repaid by the borrower or converted to an outstanding loan based on the contractual terms and subsequently repaid. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

As of December 31, 2017 and December 31, 2016, 90.5% and 91.1%, respectively, of the commercial loan portfolio was comprised of loans to customers within the Company’s primary market areas of Pennsylvania, Ohio, New Jersey, New York and contiguous states. As a result, the commercial loan portfolio is subject to the general economic conditions within those areas. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the borrower. The Company does not believe it has significant concentrations of credit risk to any one group of borrowers given its underwriting and collateral requirements.

The Company’s loan portfolio is comprised of amortizing loans, where scheduled principal and interest payments are applied according to the terms of the loan agreement, as well as interest-only loans. As of December 31, 2017 and December 31, 2016, interest-only loans represented 71.1% and 69.0% of the loans held-for-investment, respectively, of which the majority were lines of credit.

There were $2.09 billion in loans that are due on demand with no stated maturity and $2.09 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2017, compared to $1.55 billion in loans that are due on demand with no stated maturity and $1.85 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2016. As of December 31, 2017 and December 31, 2016, 90.9% and 88.6%, respectively, of the portfolio was comprised of variable rate loans.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash and marketable securities, which were 94.6% and 91.3% of total private banking loans as of December 31, 2017 and 2016, respectively.

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

Middle-Market Banking: Commercial Real Estate Loans
This loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk for these loans is generally confined to the construction period. If there are problems the project may not be completed and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose and collateral of the loans are important indicators of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as the condition of the local and regional economies, whether or not the project is owner-occupied, the type of project, and the experience and resources of the developer.

On a monthly basis, management monitors various credit quality indicators for the loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company monitors the collateral of loans secured by cash and marketable securities within the private banking portfolio which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

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

The following tables present the recorded investment in loans by credit quality indicator:

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,265,369	$639,987	$1,248,972	$4,154,328
Special mention	—	24,882	1,851	26,733
Substandard	368	2,815	—	3,183
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$1,735,404	$545,276	$1,077,703	$3,358,383
Special mention	—	18,776	—	18,776
Substandard	524	23,371	—	23,895
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

Changes in the allowance for loan losses were as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,424	$12,326	$5,012	$18,762
Provision (credit) for loan losses	153	(556)	(220)	(623)
Charge-offs	—	(4,302)	—	(4,302)
Recoveries	—	575	5	580
Balance, end of period	$1,577	$8,043	$4,797	$14,417

	Year Ended December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,566	$11,064	$5,344	$17,974
Provision (credit) for loan losses	(142)	4,723	(3,743)	838
Charge-offs	—	(4,258)	—	(4,258)
Recoveries	—	797	3,411	4,208
Balance, end of period	$1,424	$12,326	$5,012	$18,762

	Year Ended December 31, 2015
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,017	$13,501	$4,755	$20,273
Provision (credit) for loan losses	(464)	(112)	589	13
Charge-offs	—	(3,353)	—	(3,353)
Recoveries	13	1,028	—	1,041
Balance, end of period	$1,566	$11,064	$5,344	$17,974

The following tables present the age analysis of past due loans segregated by class of loan:

	December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$1,266	$—	$—	$1,266	$2,264,471	$2,265,737
Commercial and industrial	—	—	—	—	667,684	667,684
Commercial real estate	1,849	—	—	1,849	1,248,974	1,250,823
Loans held-for-investment	$3,115	$—	$—	$3,115	$4,181,129	$4,184,244

	December 31, 2016
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$—	$—	$224	$224	$1,735,704	$1,735,928
Commercial and industrial	—	—	—	—	587,423	587,423
Commercial real estate	—	—	—	—	1,077,703	1,077,703
Loans held-for-investment	$—	$—	$224	$224	$3,400,830	$3,401,054

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Year Ended December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$368	$541	$368	$438	$—
Commercial and industrial	2,815	3,135	2,139	3,067	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	3,183	3,676	2,507	3,505	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	3,371	5,330	—	4,224	146
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	3,371	5,330	—	4,224	146
Total:
Private banking	368	541	368	438	—
Commercial and industrial	6,186	8,465	2,139	7,291	146
Commercial real estate	—	—	—	—	—
Total	$6,554	$9,006	$2,507	$7,729	$146

	As of and for the Year Ended December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$517	$656	$517	$592	$—
Commercial and industrial	17,273	26,126	6,422	19,158	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	17,790	26,782	6,939	19,750	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	471	487	—	485	26
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	471	487	—	485	26
Total:
Private banking	517	656	517	592	—
Commercial and industrial	17,744	26,613	6,422	19,643	26
Commercial real estate	—	—	—	—	—
Total	$18,261	$27,269	$6,939	$20,235	$26

	As of and for the Year Ended December 31, 2015
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$745	$864	$745	$824	$—
Commercial and industrial	11,797	19,204	3,800	15,331	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	12,542	20,068	4,545	16,155	—
Without a related allowance recorded:
Private banking	1,203	1,448	—	1,202	—
Commercial and industrial	513	1,789	—	838	29
Commercial real estate	2,912	9,067	—	3,108	—
Total without a related allowance recorded	4,628	12,304	—	5,148	29
Total:
Private banking	1,948	2,312	745	2,026	—
Commercial and industrial	12,310	20,993	3,800	16,169	29
Commercial real estate	2,912	9,067	—	3,108	—
Total	$17,170	$32,372	$4,545	$21,303	$29

Impaired loans as of December 31, 2017 and December 31, 2016, were $6.6 million and $18.3 million, respectively. There was no interest income recognized while on non-accrual status for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and December 31, 2016, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $2.5 million and $6.9 million as of December 31, 2017 and December 31, 2016, respectively.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$368	$2,139	$—	$2,507
Collectively evaluated for impairment	1,209	5,904	4,797	11,910
Total allowance for loan losses	$1,577	$8,043	$4,797	$14,417

Loans held-for-investment:
Individually evaluated for impairment	$368	$6,186	$—	$6,554
Collectively evaluated for impairment	2,265,369	661,498	1,250,823	4,177,690
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

	December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$517	$6,422	$—	$6,939
Collectively evaluated for impairment	907	5,904	5,012	11,823
Total allowance for loan losses	$1,424	$12,326	$5,012	$18,762

Loans held-for-investment:
Individually evaluated for impairment	$517	$17,744	$—	$18,261
Collectively evaluated for impairment	1,735,411	569,679	1,077,703	3,382,793
Loans held-for-investment	$1,735,928	$587,423	$1,077,703	$3,401,054

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	December 31, 2017	December 31, 2016
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$3,371	$471
Non-accrual	3,183	17,273
Total troubled debt restructurings	$6,554	$17,744

There were unused commitments of $708,000 and $121,000 on TDR loans as of December 31, 2017 and 2016, respectively.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as a TDR within twelve months of the corresponding balance sheet date with payment defaults during the years ended December 31, 2017 and 2016, respectively. There were loans totaling $973,000 that were modified as a TDR within twelve months of the corresponding balance sheet date with payment defaults during the year ended December 31, 2015.

The financial effects of our modifications made to loans newly designated as TDRs during the years ended December 31, 2017, 2016 and 2015, were as follows:

	Year Ended December 31, 2017
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Private banking:
Extended term, deferred principal and reduced interest rate	2	$433	$368	$433	$368
Total	2	$433	$368	$433	$368

	Year Ended December 31, 2016
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Extended term and deferred principal	2	$11,098	$11,081	$2,354	$3,274
Total	2	$11,098	$11,081	$2,354	$3,274

	Year Ended December 31, 2015
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial and industrial:
Deferred principal	2	$6,849	$973	$1,500	$172
Extended term and deferred principal	1	433	—	433	—
Change in interest terms	1	4,064	—	400	—
Total	4	$11,346	$973	$2,333	$172

Other Real Estate Owned

As of December 31, 2017 and December 31, 2016, the balance of the other real estate owned portfolio was $3.6 million and $4.2 million, respectively. Properties were sold from other real estate owned totaling $597,000 with net gains of $141,000 realized during the year ended December 31, 2017. There were no residential mortgage loans that were in the process of foreclosure as of December 31, 2017.

[7] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $4.6 million and other intangible assets of $13.6 million were recorded during the year ended December 31, 2016, related to the TKG acquisition.

The following table presents the change in goodwill for the years ended December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Balance, beginning of period	$38,724	$34,163
Additions	—	4,561
Balance, end of period	$38,724	$38,724

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the years ended December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Balance, beginning of period	$28,485	$16,653
Additions	—	13,585
Amortization	(1,851)	(1,753)
Balance, end of period	$26,634	$28,485

The following table presents the gross amount of intangible assets and total accumulated amortization by class:

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$4,040	$(418)	$3,622	$4,040	$(245)	$3,795
Client Relationships:
Sub-advisory client list	11,530	(3,230)	8,300	11,530	(2,371)	9,159
Separate managed accounts client list	1,810	(505)	1,305	1,810	(344)	1,466
Other institutional client list	5,950	(2,074)	3,876	5,950	(1,532)	4,418
Non-compete agreements	465	(234)	231	465	(118)	347
Total finite-lived intangibles	23,795	(6,461)	17,334	23,795	(4,610)	19,185
Client Relationships:
Mutual fund client relationships (indefinite-lived)	9,300	—	9,300	9,300	—	9,300
Total intangibles assets	$33,095	$(6,461)	$26,634	$33,095	$(4,610)	$28,485

Intangible amortization expense on finite-lived intangible assets totaled $1.9 million, $1.8 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following is a summary of the expected intangible amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2017:

(Dollars in thousands)	Amount
2018	$1,835
2019	1,832
2020	1,767
2021	1,735
2022	1,735
Thereafter	8,430
Total finite-lived intangibles	$17,334

[8] OFFICE PROPERTIES AND EQUIPMENT

Following is a summary of office properties and equipment by major classification:

	December 31,
(Dollars in thousands)	2017	2016
Furniture, fixtures and equipment	$9,812	$9,057
Leasehold improvements	5,917	5,743
Total, at cost	15,729	14,800
Accumulated depreciation	(10,844)	(9,329)
Net office properties and equipment	$4,885	$5,471

Depreciation expense was $1.5 million, $1.3 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company rents office space in its six office locations which are accounted for as operating leases. The remaining lease terms have expirations from 2020 to 2024 and provide for one or more renewal options. These leases provide for annual rent escalations and payment of certain operating expenses applicable to the leased space. The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $2.2 million, $2.3 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The net deferred rent liability was $877,000 as of December 31, 2017.

At December 31, 2017, future minimum lease payments were as follows:

(Dollars in thousands)	Amount
2018	$2,563
2019	2,530
2020	2,480
2021	1,417
2022	870
Thereafter	907
Total	$10,767

In conjunction with certain office leases the Company has received an allowance for leasehold improvements which is recognized as a reduction to rent expense over the life of the corresponding lease. The unamortized amount of the allowance for leasehold improvements was $969,000 as of December 31, 2017.

[9] DEPOSITS

As of December 31, 2017 and December 31, 2016, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	December 31, 2017	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$248,092	$230,226
Interest-bearing checking accounts	0.05 to 1.75%	1.42%	0.56%	455,341	218,984
Money market deposit accounts	0.10 to 2.06%	1.37%	0.82%	2,289,789	1,938,707
Total demand and savings accounts				2,993,222	2,387,917
Certificates of deposit	0.80 to 2.13%	1.40%	0.95%	994,389	898,862
Total deposits				$3,987,611	$3,286,779
Weighted average rate on interest-bearing accounts		1.38%	0.84%

As of December 31, 2017 and December 31, 2016, the Bank had total brokered deposits of $1.07 billion and $1.06 billion, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal Insured Cash Sweep® (“ICS®”) accounts totaling $627.5 million and $448.1 million as of December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017 and December 31, 2016, certificates of deposit with balances of $100,000 or more, excluding brokered deposits, totaled $440.2 million and $441.1 million, respectively. Certificates of deposit with balances of $250,000 or more, excluding brokered deposits, totaled $191.4 million and $178.1 million as of December 31, 2017 and December 31, 2016, respectively.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	December 31, 2017	December 31, 2016
12 months or less	$874,733	$751,204
12 months to 24 months	96,766	121,011
24 months to 36 months	22,890	26,647
36 months to 48 months	—	—
48 months to 60 months	—	—
Over 60 months	—	—
Total	$994,389	$898,862

Interest expense on deposits was as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest-bearing checking accounts	$3,706	$813	$439
Money market deposit accounts	22,350	11,376	5,687
Certificates of deposit	11,429	7,618	6,762
Total interest expense on deposits	$37,485	$19,807	$12,888

[10] BORROWINGS

As of December 31, 2017 and December 31, 2016, borrowings were comprised of the following:

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 12/29/2017	1.57%	$195,000	1/2/2018		$—
Issued 12/29/2017	1.66%	100,000	3/29/2018		—
Issued 12/30/2016		—		0.77%	105,000	1/3/2017
Issued 12/29/2016		—		0.85%	100,000	3/29/2017
Line of credit borrowings	4.56%	6,200	12/28/2018		—
Subordinated notes payable (net of debt issuance costs of $287 and $490, respectively)	5.75%	34,713	7/1/2019	5.75%	34,510	7/1/2019
Total borrowings, net		$335,913			$239,510

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of December 31, 2017, the Bank’s borrowing capacity is based on the information provided in the September 30, 2017, QCR filing. As of December 31, 2017, the Bank had securities held in safekeeping at the FHLB with a fair value of $4.0 million, combined with pledged loans of $1.11 billion, for a gross borrowing capacity of $788.8 million, of which $295.0 million was outstanding in advances. As of December 31, 2016, there was $205.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of December 31, 2017, the full amount of these established lines were available to the Bank.

The Holding Company maintains an unsecured line of credit of $25.0 million with Texas Capital Bank, of which $6.2 million was outstanding as of December 31, 2017.

In June 2014, the Company completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed-rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

Interest expense on borrowings was as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
FHLB borrowings	$3,152	$1,477	$540
Line of credit borrowings	90	—	—
Subordinated notes payable	2,215	2,215	2,215
Total interest expense on borrowings	$5,457	$3,692	$2,755

[11] INCOME TAXES

The income tax provision reconciled to taxes computed at the statutory federal rate was as follows:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Tax provision at statutory rate	$16,615	$14,591	$11,683
Meals and entertainment	152	147	103
Dues and subscriptions	142	132	116
Bank owned life insurance	(622)	(629)	(593)
Stock option exercises and cancellations	(674)	(484)	52
State tax expense, net of federal benefit	1,024	1,184	951
Impact of change in tax rates	(2,351)	—	—
Adjustments to prior year tax	215	46	(60)
Tax exempt income, net of disallowed interest	(151)	(162)	(160)
Renewable energy tax credits	(4,629)	(1,778)	(1,198)
Low income housing tax credits	(260)	(17)	—
Other	21	18	(2)
Income tax provision	$9,482	$13,048	$10,892

In December 2017, the Tax Cuts and Jobs Act was signed into law which lowers the maximum corporate tax rate from 35% to 21%. Due to this enactment, income tax provision for the year ended December 31, 2017, was impacted by a $2.4 million one-time benefit on the re-measurement of the Company’s deferred tax liability. The adjustment was largely related to the acceleration of an incentive compensation deduction for tax purposes and favorable depreciation treatment associated with renewable energy credits.

The tax credits in the table above relate to transactions for the financing of renewable solar energy facilities as well as low income housing tax credits. These transactions provided federal tax credits and state tax credits (where applicable) during the 2017, 2016 and 2015 tax years. The financing of the solar energy facilities are accounted for as direct financing leases included within the C&I loan portfolio. The amortization of the Company’s low income housing tax credit investments has been reflected as income tax expense. The net amount of low income housing tax credits, amortization and tax benefits recorded as income tax expenses during the years ended December 31, 2017 and 2016, was $260,000 and $17,000, respectively. The carrying amount of the investment in low income housing tax credits was $23.8 million of which $18.1 million was unfunded as of December 31, 2017.

The income tax provision consisted of:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Current income tax provision (benefit) - federal	$(2,324)	$7,781	$9,917
Current income tax provision - state	696	1,592	803
Deferred tax provision - federal	10,050	3,322	225
Deferred tax provision (benefit) - state	1,060	353	(53)
Income tax provision	$9,482	$13,048	$10,892

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016, were as follows:

	December 31,
(Dollars in thousands)	2017	2016
Deferred tax assets:
Net operating loss - state	$200	$—
Start-up expenses	65	134
Stock compensation	2,150	1,659
Compensation related accruals	779	6,599
Leasehold improvement	251	464
Allowance for loan loss	3,376	6,970
Long-term lease	205	361
Reserve for unfunded commitments	118	241
Supplemental executive retirement plan	824	1,116
Transaction costs	288	480
Intangibles	—	125
Earn out liability non-purchase accounting	374	606
Other	180	247
Gross deferred tax assets	8,810	19,002

Deferred tax liabilities:
Office properties and equipment	(6,947)	(4,631)
Deferred loan costs	(2,447)	(2,934)
Intangibles	(9)	—
Goodwill	(3,003)	(3,531)
State capital shares tax liability	(101)	(219)
Unrealized gain on investments and derivatives	(455)	(483)
Gross deferred tax liability	(12,962)	(11,798)
Net deferred tax asset (liability)	$(4,152)	$7,204

Management believes that, as of December 31, 2017, it is more likely than not that the deferred tax assets will be fully realized upon the generation of future taxable income. The Company has certain pre-tax state net operating loss carryforwards of $2.6 million which will expire in 2037.

The change in the net deferred tax asset or liability for the years ended December 31, 2017 and 2016, was detailed as follows:

	December 31,
(Dollars in thousands)	2017	2016
Deferred tax provision	$(11,110)	$(3,675)
Deferred tax impact from other comprehensive income	(246)	(1,329)
Deferred tax asset established related to acquisitions	—	22
Change in net deferred tax asset or liability	$(11,356)	$(4,982)

The Company considers uncertain tax positions that it has taken or expects to take on a tax return. The Company recognizes interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. Tax years 2014 through 2017 remain subject to federal and state tax examinations, as of December 31, 2017. A federal tax examination of the 2015 tax year is currently in progress.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits was as follows:

	December 31,
(Dollars in thousands)	2017	2016	2015
Beginning of year balance	$599	$353	$—
Increases in prior period tax positions	18	26	142
Decreases in prior period tax positions	—	—	—
Increases in current period tax positions	127	220	211
Settlements	—	—	—
End of year balance	$744	$599	$353

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $620,000, $390,000 and $230,000 as of December 31, 2017, 2016 and 2015, respectively. The impact of interest and penalties was immaterial to the Company’s financial statements for the years ended December 31, 2017, 2016 and 2015. The Company does not expect changes in its unrecognized tax benefits in the next twelve months to have a material impact on its financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of December 31, 2017 and December 31, 2016, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

Basel III, which began phasing in on January 1, 2015, has replaced the regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments, and established a new standardized approach for risk weightings.

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of December 31, 2017 and December 31, 2016, the capital conservation buffer was 1.25% and 0.625%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$325,122	12.66%	$205,488	8.00%	N/A	N/A
Bank	$314,419	12.39%	$203,030	8.00%	$253,787	10.00%
Tier 1 risk-based capital ratio
Company	$295,089	11.49%	$154,116	6.00%	N/A	N/A
Bank	$298,093	11.75%	$152,272	6.00%	$203,030	8.00%
Common equity tier 1 risk-based capital ratio
Company	$295,089	11.49%	$115,587	4.50%	N/A	N/A
Bank	$298,093	11.75%	$114,204	4.50%	$164,962	6.50%
Tier 1 leverage ratio
Company	$295,089	7.90%	$149,369	4.00%	N/A	N/A
Bank	$298,093	8.04%	$148,252	4.00%	$185,316	5.00%

[13] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. During the years ended December 31, 2017, 2016 and 2015, the Company automatically contributed three percent of the eligible employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $863,000, $788,000 and $683,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for the Chairman and Chief Executive Officer. The benefits will be earned over a five-year period with the projected payments for this SERP of $25,000 per month for 180 months commencing the latter of retirement or 60 months. For the years ended December 31, 2017, 2016 and 2015, the Company recorded expense related to SERP of $513,000, $919,000 and $791,000, respectively, utilizing a discount rate of 3.59%, 2.15% and 2.98%, respectively. The recorded liability related to the SERP plan was $3.5 million and $3.0 million as of December 31, 2017 and December 31, 2016, respectively.

[14] STOCK TRANSACTIONS

Under programs authorized by the Board of Directors in 2016 and 2017, the Company was permitted to repurchase up to $20 million of its common stock, which has been fully utilized as of December 31, 2017. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel options granted by the Company to purchase shares of its common stock that would have expired in 2017.

During the year ended December 31, 2017, the Company repurchased a total of 376,641 shares for approximately $8.7 million, at an average cost of $23.03 per share, which are held as treasury stock.

During the year ended December 31, 2016, the Company repurchased a total of 374,729 shares for approximately $5.1 million, at an average cost of $13.68 per share, which are held as treasury stock.

In 2016, the Company’s Board of Directors approved a stock option cancellation program to allow for outstanding and vested stock option awards granted in 2007 and expiring in 2017 to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the year ended December 31, 2016, there were 1,174,500 options canceled for $6.2 million, which was recorded as a reduction to additional paid-in capital.

Under prior programs authorized by the Board of Directors, the Company repurchased a total of 321,109 shares for approximately $3.2 million, at an average cost of $9.84 per share, during the year ended December 31, 2015.

The table below shows the changes in the Company’s common shares outstanding during the periods indicated:

Number of Common Shares Outstanding
Balance, December 31, 2014	28,060,888
Issuance of restricted common stock	282,916
Forfeitures of restricted common stock	(4,000)
Exercise of stock options	37,500
Purchase of treasury stock	(321,109)
Balance, December 31, 2015	28,056,195
Issuance of restricted common stock	497,309
Forfeitures of restricted common stock	(13,121)
Exercise of stock options	250,000
Purchase of treasury stock	(374,729)
Balance, December 31, 2016	28,415,654
Issuance of restricted common stock	396,175
Forfeitures of restricted common stock	(14,637)
Exercise of stock options	170,550
Purchase of treasury stock	(376,641)
Balance, December 31, 2017	28,591,101

[15] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015

Net income available to common shareholders	$37,988	$28,641	$22,488

Weighted average common shares outstanding:
Basic	27,550,833	27,593,725	27,771,345
Restricted stock - dilutive	649,956	260,799	56,364
Stock options - dilutive	510,533	504,628	409,744
Diluted	28,711,322	28,359,152	28,237,453

Earnings per common share:
Basic	$1.38	$1.04	$0.81
Diluted	$1.32	$1.01	$0.80

	Years Ended December 31,
	2017	2016	2015
Anti-dilutive shares (1)	27,000	125,500	721,893

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

The total common shares, authorized by shareholders of the Company, relating to stock-based awards which may be issued upon the grant or exercise of stock-based awards was 4,000,000, as of December 31, 2017, under both the 2006 Plan and the Omnibus Plan (combined the “Plans”). As of December 31, 2017, the Company has issued non-qualifying stock options and restricted shares. The aggregate awards outstanding were 2,084,186 under both of the Plans. 526,849 stock options and restricted shares have been exercised or vested, respectively, leaving 1,388,965 additional awards available for the Company to grant under the Omnibus Plan as of December 31, 2017.

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. Options issued under the Plans typically vest either 50 percent after two and one-half years following the award date and the remaining 50 percent five years following the award date; or 100 percent after five years following the award date. Restricted shares under the Omnibus Plan typically vest 100 percent after three years following the award date. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire grant. The Company’s compensation expense for all awards was $5.9 million, $3.6 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Stock Options

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. Expected term was calculated utilizing the simplified method because the Company has limited historical exercise behavior. Since the Company is newly publicly traded and there is not enough trading history, expected volatility is computed based on median historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The computation assumes that there will be no dividends paid to common shareholders during the contractual life of the options.

There were no stock options granted for the year ended December 31, 2017. The weighted average assumptions for stock options granted for the years ended December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Valuation Assumptions:
Expected dividend yield	0.0%	0.0%
Expected volatility	35.9%	45.4%
Expected term (years)	6.9	6.9
Risk-free interest rate	1.7%	1.6%

Stock option activity during the periods indicated was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Balance, December 31, 2014	2,509,732	$10.28	4.52
Granted	205,661	10.39
Exercised	37,500	9.41
Forfeited	41,500	10.75
Canceled	77,000	10.00
Expired	—	—
Balance, December 31, 2015	2,559,393	$10.30	3.98
Granted	22,000	12.07
Exercised	250,000	10.69
Forfeited	23,500	11.77
Canceled	1,174,500	10.00
Expired	—	—
Balance, December 31, 2016	1,133,393	$10.53	5.76
Granted	—	—
Exercised	170,550	9.75
Forfeited	16,500	10.30
Canceled	—	—
Expired	—	—
Balance, December 31, 2017	946,343	$10.67	5.01

Exercisable as of December 31, 2015	1,789,750	$9.99	2.28
Exercisable as of December 31, 2016	575,116	$10.01	4.32
Exercisable as of December 31, 2017	617,646	$10.16	4.25

The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015, was $5.14 and $4.98, respectively. The weighted average grant date fair value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $4.69, $4.85 and $4.38, respectively.

A summary of the status of the Company’s non-vested options as of and changes during the years ended December 31, 2017, 2016 and 2015, is presented below:

Non-vested options:	Number of Options	Weighted Average Grant-Date Fair Value
Balance, December 31, 2014	816,232	$4.87
Granted	205,661	4.98
Vested	210,750	5.91
Forfeited	41,500	4.85
Balance, December 31, 2015	769,643	$4.93
Granted	22,000	5.14
Vested	209,866	3.73
Forfeited	23,500	5.16
Balance, December 31, 2016	558,277	$4.95
Granted	—	—
Vested	213,080	4.97
Forfeited	16,500	4.99
Balance, December 31, 2017	328,697	$4.94

As of December 31, 2017, there was $793,000 of total unrecognized compensation cost related to non-vested options granted under the Plans and the unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years.

Restricted Shares

A summary of the status of the Company’s non-vested restricted shares as of and changes during the years ended December 31, 2017, 2016 and 2015, is presented below:

Non-vested restricted shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2014	27,000	$10.66
Granted	282,916	10.54
Vested	—	—
Forfeited	4,000	10.57
Balance, December 31, 2015	305,916	$10.55
Granted	497,309	12.96
Vested	6,799	11.95
Forfeited	13,121	11.76
Balance, December 31, 2016	783,305	$12.05
Granted	396,175	22.07
Vested	27,000	10.66
Forfeited	14,637	13.87
Balance, December 31, 2017	1,137,843	$15.54

As of December 31, 2017, there was $10.4 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Omnibus Plan and the unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2017 and December 31, 2016:

	Asset Derivatives		Liability Derivatives
	as of December 31, 2017		as of December 31, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,650	Other liabilities	$9
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	12,111	Other liabilities	12,069

Total	Other assets	$13,761	Other liabilities	$12,078

	Asset Derivatives		Liability Derivatives
	as of December 31, 2016		as of December 31, 2016
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,793	Other liabilities	$80
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	10,324	Other liabilities	10,529

Total	Other assets	$12,117	Other liabilities	$10,609

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of December 31, 2017:

	Offsetting of Derivative Assets
	December 31, 2017
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
Derivatives	$13,761	$—	$13,761	$(5,677)	$—	$8,084

	Offsetting of Derivative Liabilities
	December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
Derivatives	$12,078	$—	$12,078	$(5,677)	$(124)	$6,277

FAIR VALUE HEDGES OF INTEREST RATE RISK

The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2017, the Company had four interest rate swaps, with an aggregate notional amount of $2.4 million that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions and credit risk was considered insignificant for the years ended December 31, 2017 and 2016. There were no counterparty default losses on derivatives for the years ended December 31, 2017 and 2016.

For the derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method.

The table below presents the effect of the Company’s fair value hedge instruments in the consolidated statements of income:

		Years Ended December 31,
(Dollars in thousands)		2017	2016	2015
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(60)	$(88)	$(294)
Interest rate products	Non-interest income	4	4	3
Total		$(56)	$(84)	$(291)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2017 and 2016.

As of December 31, 2017, the Company had two outstanding interest rate derivatives with an aggregate notional amount of $100.0 million that were designated as cash flow hedges of interest rate risk. During the years ended December 31, 2017 and 2016, net gains of $287,000 and $1.8 million, respectively, were recognized in accumulated other comprehensive income (loss) on the effective portion of the derivative.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s debt. During the next twelve months, the Company estimates $1.0 million to be reclassified to earnings as a decrease to interest expense. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a remaining period of 18 months.

The table below presents the effect of the Company’s cash flow hedge instruments in the consolidated statements of income:

		Years Ended December 31,
(Dollars in thousands)		2017	2016	2015
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest expense	$371	$(43)	$—
Total		$371	$(43)	$—

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2017, the Company had 316 derivative transactions with an aggregate notional amount of $1.43 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the consolidated statements of income:

		Years Ended December 31,
(Dollars in thousands)		2017	2016	2015
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$(1)	$528	$(174)
Total		$(1)	$528	$(174)

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

As of December 31, 2017, the termination value of derivatives for which we had master netting arrangements with the counterparty and in a net liability position was $152,000, including accrued interest. As of December 31, 2017, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.9 million. If the Company had breached any of these provisions as of December 31, 2017, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$61,689	$—	$61,689
Trust preferred securities	—	18,581	—	18,581
Non-agency collateralized loan obligations	—	805	—	805
Agency collateralized mortgage obligations	—	38,822	—	38,822
Agency mortgage-backed securities	—	18,953	—	18,953
Equity securities	8,635	—	—	8,635
Interest rate swaps	—	13,761	—	13,761
Total financial assets	$8,635	$152,611	$—	$161,246

Financial liabilities:
Interest rate swaps	$—	$12,078	$—	$12,078
Total financial liabilities	$—	$12,078	$—	$12,078

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Investment securities available-for-sale:
Corporate bonds	$—	$54,045	$—	$54,045
Trust preferred securities	—	17,798	—	17,798
Non-agency mortgage-backed securities	—	5,764	—	5,764
Non-agency collateralized loan obligations	—	16,180	—	16,180
Agency collateralized mortgage obligations	—	43,821	—	43,821
Agency mortgage-backed securities	—	24,149	—	24,149
Agency debentures	—	4,783	—	4,783
Equity securities	8,352	—	—	8,352
Interest rate swaps	—	12,117	—	12,117
Total financial assets	$8,352	$178,657	$—	$187,009

Financial liabilities:
Interest rate swaps	$—	$10,609	$—	$10,609
Total financial liabilities	$—	$10,609	$—	$10,609

INVESTMENT SECURITIES
Generally, debt securities are valued using pricing for similar securities, recently executed transactions and other pricing models utilizing observable inputs and therefore are classified as Level 2. Equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets.

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$4,047	$4,047
Other real estate owned	—	—	3,576	3,576
Total assets	$—	$—	$7,623	$7,623

	December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$10,851	$10,851
Other real estate owned	—	—	4,178	4,178
Total assets	$—	$—	$15,029	$15,029

As of December 31, 2017 and December 31, 2016, the Company recorded $2.5 million and $6.9 million, respectively, of specific reserves to the allowance for loan losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of December 31, 2017 and December 31, 2016:

	December 31, 2017
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$676	Appraisal value	Discount due to salability conditions	—%

Loans measured for impairment, net	$3,371	Discounted cash flow	Discount due to restructured nature of operations	6%

Other real estate owned	$3,576	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments was as follows:

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$156,153	$156,153	$103,994	$103,994
Investment securities available-for-sale: debt	2	138,850	138,850	166,540	166,540
Investment securities available-for-sale: equity	1	8,635	8,635	8,352	8,352
Investment securities held-to-maturity	2	59,275	60,141	53,940	54,498
Federal Home Loan Bank stock	2	13,792	13,792	9,641	9,641
Loans held-for-investment, net	3	4,169,827	4,167,775	3,382,292	3,362,031
Accrued interest receivable	2	13,519	13,519	9,614	9,614
Investment management fees receivable, net	2	7,720	7,720	7,749	7,749
Bank owned life insurance	2	66,593	66,593	64,815	64,815
Other real estate owned	3	3,576	3,576	4,178	4,178
Interest rate swaps	2	13,761	13,761	12,117	12,117

Financial liabilities:
Deposits	2	$3,987,611	$3,985,883	$3,286,779	$3,286,553
Borrowings, net	2	335,913	336,051	239,510	240,143
Interest rate swaps	2	12,078	12,078	10,609	10,609

During the years ended December 31, 2017, 2016 and 2015, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2017 and December 31, 2016:

CASH AND CASH EQUIVALENTS
The carrying amount approximates fair value.

INVESTMENT SECURITIES
The fair values of investment securities available-for-sale, held-to-maturity and trading are based on quoted market prices for the same or similar securities, recently executed transactions and pricing models.

FEDERAL HOME LOAN BANK STOCK
The carrying value of our FHLB stock, which is carried at cost, approximates fair value.

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

[19] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Years Ended December 31,
	2017			2016			2015
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$(297)	$1,127	$830	$(1,443)	$—	$(1,443)	$(627)	$—	$(627)
Change in unrealized holding gains (losses)	655	180	835	1,166	1,100	2,266	(795)	—	(795)
Losses (gains) reclassified from other comprehensive income	(186)	(233)	(419)	(20)	27	7	(21)	—	(21)
Net other comprehensive income (loss)	469	(53)	416	1,146	1,127	2,273	(816)	—	(816)
Balance, end of period	$172	$1,074	$1,246	$(297)	$1,127	$830	$(1,443)	$—	$(1,443)

[20] RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan and deposit accounts with the Bank. Such loans and deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with outsiders. As of December 31, 2017, the Bank had four loans outstanding to directors totaling $12.2 million. As of December 31, 2017, the Bank had deposits outstanding from directors, executive officers and their related interests totaling $15.8 million.

During the years ended December 31, 2017, 2016 and 2015, the Bank obtained services from affiliated companies of certain directors in the normal course of business as outlined below:

(Dollars in thousands)			Years Ended December 31,
Related Party	Affiliation	Nature of Transaction	2017	2016	2015
Voyager Jet Center	Owned by a director	Aircraft charter	$109	$104	$73
Total			$109	$104	$73

[21] CONTINGENT LIABILITIES

The Company is not aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[22] CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition of the parent company as of December 31, 2017 and 2016, and the related condensed statements of income and cash flows for the years ended December 31, 2017, 2016 and 2015, should be read in conjunction with our Consolidated Financial Statements and related notes:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
PARENT COMPANY ONLY
	December 31,
(Dollars in thousands)	2017	2016
ASSETS

Cash and cash equivalents	$3,986	$4,728
Investment securities available-for-sale	8,635	8,352
Investment in subsidiaries	418,189	374,577
Prepaid expenses and other assets	541	892
Total assets	$431,351	$388,549

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings, net	$40,913	$34,510
Other accrued expenses and other liabilities	1,367	2,232
Shareholders’ equity	389,071	351,807
Total liabilities and shareholders’ equity	$431,351	$388,549

CONDENSED STATEMENTS OF INCOME
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Interest income	$279	$301	$268
Dividends received from subsidiaries	3,000	23,100	2,510
Total interest and dividend income	3,279	23,401	2,778
Interest expense	2,305	2,215	2,215
Net interest income	974	21,186	563
Non-interest income	—	—	—
Non-interest expense	371	370	91
Income before income taxes and undisbursed income of subsidiaries	603	20,816	472
Income tax expense (benefit)	(251)	(877)	68
Income before undisbursed income of subsidiaries	854	21,693	404
Undisbursed income of subsidiaries	37,134	6,948	22,084
Net income	$37,988	$28,641	$22,488

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$37,988	$28,641	$22,488
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(37,134)	(6,948)	(22,084)
Amortization of deferred financing costs	203	202	203
Increase (decrease) in accrued interest payable	19	—	(143)
Decrease (increase) in other assets	238	(913)	587
Increase (decrease) in other liabilities	(777)	776	532
Net cash provided by operating activities	537	21,758	1,583
Cash Flows from Investing Activities:
Purchase of investment securities available-for-sale	(267)	(285)	(248)
Net payments for investments in subsidiaries	(200)	(13,030)	(12,600)
Net cash used in investing activities	(467)	(13,315)	(12,848)
Cash Flows from Financing Activities:
Net increase in line of credit advances	6,200	—	—
Net proceeds from exercise of stock options	1,663	2,674	353
Cancellation of stock options	—	(6,200)	(229)
Purchase of treasury stock	(8,675)	(5,125)	(3,158)
Net cash used in financing activities	(812)	(8,651)	(3,034)
Net change in cash and cash equivalents	(742)	(208)	(14,299)
Cash and cash equivalents at beginning of year	4,728	4,936	19,235
Cash and cash equivalents at end of year	$3,986	$4,728	$4,936

[23] SEGMENTS

The Company operates two reportable segments: Bank and Investment Management.

•	The Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals through the TriState Capital Bank subsidiary.

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

(Dollars in thousands)	December 31, 2017	December 31, 2016
Assets:
Bank	$4,691,760	$3,846,353
Investment management	84,714	85,072
Parent and other	1,423	(968)
Total assets	$4,777,897	$3,930,457

	Year Ended December 31, 2017
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$134,029	$—	$266	$134,295
Interest expense	40,649	—	2,293	42,942
Net interest income (loss)	93,380	—	(2,027)	91,353
Provision (credit) for loan losses	(623)	—	—	(623)
Net interest income (loss) after provision for loan losses	94,003	—	(2,027)	91,976
Non-interest income:
Investment management fees	—	37,309	(209)	37,100
Net gain on the sale and call of investment securities	310	—	—	310
Other non-interest income	9,554	2	—	9,556
Total non-interest income	9,864	37,311	(209)	46,966
Non-interest expense:
Intangible amortization expense	—	1,851	—	1,851
Other non-interest expense	59,073	30,387	161	89,621
Total non-interest expense	59,073	32,238	161	91,472
Income (loss) before tax	44,794	5,073	(2,397)	47,470
Income tax expense (benefit)	9,211	522	(251)	9,482
Net income (loss)	$35,583	$4,551	$(2,146)	$37,988

	Year Ended December 31, 2016
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$98,027	$—	$285	$98,312
Interest expense	21,300	—	2,199	23,499
Net interest income (loss)	76,727	—	(1,914)	74,813
Provision for loan losses	838	—	—	838
Net interest income (loss) after provision for loan losses	75,889	—	(1,914)	73,975
Non-interest income:
Investment management fees	—	37,258	(223)	37,035
Net gain on the sale and call of investment securities	77	—	—	77
Other non-interest income	9,393	3	—	9,396
Total non-interest income	9,470	37,261	(223)	46,508
Non-interest expense:
Intangible amortization expense	—	1,753	—	1,753
Change in fair value of acquisition earn out	—	(3,687)	—	(3,687)
Other non-interest expense	52,676	27,905	147	80,728
Total non-interest expense	52,676	25,971	147	78,794
Income (loss) before tax	32,683	11,290	(2,284)	41,689
Income tax expense (benefit)	9,568	4,357	(877)	13,048
Net income (loss)	$23,115	$6,933	$(1,407)	$28,641

	Year Ended December 31, 2015
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$83,347	$—	$249	$83,596
Interest expense	13,448	—	2,195	15,643
Net interest income (loss)	69,899	—	(1,946)	67,953
Provision for loan losses	13	—	—	13
Net interest income (loss) after provision for loan losses	69,886	—	(1,946)	67,940
Non-interest income:
Investment management fees	—	29,814	(196)	29,618
Net gain on the sale and call of investment securities	33	—	—	33
Other non-interest income	5,840	(8)	—	5,832
Total non-interest income	5,873	29,806	(196)	35,483
Non-interest expense:
Intangible amortization expense	—	1,558	—	1,558
Other non-interest expense	47,186	21,403	(104)	68,485
Total non-interest expense	47,186	22,961	(104)	70,043
Income (loss) before tax	28,573	6,845	(2,038)	33,380
Income tax expense (benefit)	8,347	2,477	68	10,892
Net income (loss)	$20,226	$4,368	$(2,106)	$22,488

[24] SUBSEQUENT EVENTS

In January 2018, the Company’s Board of Directors approved a new share repurchase program of up to $5 million. Under the authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions.

On January 24, 2018, TriState Capital Holdings, Inc. entered into a definitive agreement to acquire the clients and client contracts and certain other assets of the fixed income business and equity business of Columbia Partners, L.L.C., Investment Management (“Columbia Partners”).  Institutional accounts with up to $1 billion in client assets under management are expected to move from Columbia Partners to Chartwell upon closing of the transaction. Columbia Partners and the board of directors of TriState Capital have approved the transaction. Closing is anticipated during the first half of 2018, subject to regulatory requirements, certain Columbia Partners client consents, and other customary closing conditions and adjustments.

SELECTED QUARTERLY FINANCIAL DATA

The tables below summarize our unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	2017
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$37,868	$35,575	$32,115	$28,737
Interest expense	13,069	11,970	10,082	7,821
Net interest income	24,799	23,605	22,033	20,916
Provision (credit) for loan losses	(1,665)	283	516	243
Net interest income after provision for loan losses	26,464	23,322	21,517	20,673
Non-interest income:
Investment management fees	9,416	9,214	9,130	9,340
Net gain (loss) on the sale and call of investment securities	56	15	241	(2)
Other non-interest income	2,667	2,477	2,341	2,071
Total non-interest income	12,139	11,706	11,712	11,409
Non-interest expense:
Intangible amortization expense	463	463	462	463
Other non-interest expense	25,255	22,349	21,322	20,695
Total non-interest expense	25,718	22,812	21,784	21,158
Income before tax	12,885	12,216	11,445	10,924
Income tax expense	842	2,184	3,024	3,432
Net income	$12,043	$10,032	$8,421	$7,492

Earnings per common share:
Basic	$0.44	$0.36	$0.31	$0.27
Diluted	$0.42	$0.35	$0.29	$0.26

	2016
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$26,232	$24,925	$23,795	$23,360
Interest expense	6,719	6,221	5,576	4,983
Net interest income	19,513	18,704	18,219	18,377
Provision (credit) for loan losses	1,178	(542)	80	122
Net interest income after provision for loan losses	18,335	19,246	18,139	18,255
Non-interest income:
Investment management fees	10,221	10,333	9,462	7,019
Net gain on the sale and call of investment securities	—	14	62	1
Other non-interest income	3,428	2,150	1,923	1,895
Total non-interest income	13,649	12,497	11,447	8,915
Non-interest expense:
Intangible amortization expense	462	463	438	390
Change in fair value of acquisition earn out	(2,478)	(1,209)	—	—
Other non-interest expense	22,833	21,260	19,019	17,616
Total non-interest expense	20,817	20,514	19,457	18,006
Income before tax	11,167	11,229	10,129	9,164
Income tax expense	3,596	2,775	3,356	3,321
Net income	$7,571	$8,454	$6,773	$5,843

Earnings per common share:
Basic	$0.27	$0.31	$0.25	$0.21
Diluted	$0.27	$0.30	$0.24	$0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the Company’s system of internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management concludes that, as of December 31, 2017, the Company’s system of internal control over financial reporting is effective and meets the criteria of the “Internal Control Integrated Framework (2013).”

As an emerging growth company, this Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm, pursuant to the JOBS Act.

Changes in Internal Control over Financial Reporting

On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework, referred to as the 2013 COSO Framework. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2017, was based on the 2013 COSO Framework. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2017, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2018, which proxy materials will be filed with the SEC no later than April 30, 2018, and are incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2018, which proxy materials will be filed with the SEC no later than April 30, 2018, and are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2018, which proxy materials will be filed with the SEC no later than April 30, 2018, and are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2018, which proxy materials will be filed with the SEC no later than April 30, 2018, and are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2018, which proxy materials will be filed with the SEC no later than April 30, 2018, and are incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    FINANCIAL STATEMENTS

The consolidated financial statements required in response to this item are incorporated by reference to Part II - Item 8 of this Report.

(b)    EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are incorporated by reference to the Exhibit Index in the following section of this Report.

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

101
The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

Date:	February 23, 2018	By:	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

Date:	February 23, 2018	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 23, 2018	By:	/s/ James F. Getz
James F. Getz
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 23, 2018	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 23, 2018	By:	/s/ David L. Bonvenuto*
David L. Bonvenuto
Director

Date:	February 23, 2018	By:	/s/ Anthony J. Buzzelli*
Anthony J. Buzzelli
Director

Date:	February 23, 2018	By:	/s/ Helen Hanna Casey*
Helen Hanna Casey
Director

Date:	February 23, 2018	By:	/s/ E.H. (Gene) Dewhurst*
E.H. (Gene) Dewhurst
Director

Date:	February 23, 2018	By:	/s/ James J. Dolan*
James J. Dolan
Director

Date:	February 23, 2018	By:	/s/ Brian S. Fetterolf*
Brian S. Fetterolf
Director

Date:	February 23, 2018	By:	/s/ James E. Minnick*
James E. Minnick

Director

Date:	February 23, 2018	By:	/s/ Kim A. Ruth*
Kim A. Ruth
Director

Date:	February 23, 2018	By:	/s/ A. William Schenck, III*
A. William Schenck, III
Vice Chairman and Director

Date:	February 23, 2018	By:	/s/ Richard B. Seidel*
Richard B. Seidel
Director

Date:	February 23, 2018	By:	/s/ Mark L. Sullivan*
Mark L. Sullivan
Vice Chairman and Director

Date:	February 23, 2018	By:	/s/ John B. Yasinsky*
John B. Yasinsky
Director

	*	By:	/s/ James F. Getz
James F. Getz, Attorney-in-Fact