Form 10-Q
period 2018-03-31
TriState Capital Holdings, Inc.
filed 2018-05-07
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 001-35913
___________

TRISTATE CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________

Pennsylvania	20-4929029
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Oxford Centre
301 Grant Street, Suite 2700
Pittsburgh, Pennsylvania 15219
(Address of principal executive offices)
(Zip Code)

(412) 304-0304
(Registrant’s telephone number, including area code)
___________

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

As of April 15, 2018, there were 28,983,214 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2018	December 31, 2017

ASSETS

Cash	$381	$380
Interest-earning deposits with other institutions	140,171	140,975
Federal funds sold	4,481	14,798
Cash and cash equivalents	145,033	156,153
Debt securities available-for-sale, at fair value (cost: $161,807 and $138,147, respectively)	161,601	138,850
Debt securities held-to-maturity, at cost (fair value: $58,863 and $60,141, respectively)	58,355	59,275
Equity securities, at fair value (cost: $8,976 and $8,910, respectively)	8,602	8,635
Federal Home Loan Bank stock	16,792	13,792
Total investment securities	245,350	220,552
Loans held-for-investment	4,302,766	4,184,244
Allowance for loan losses	(14,818)	(14,417)
Loans held-for-investment, net	4,287,948	4,169,827
Accrued interest receivable	15,012	13,519
Investment management fees receivable, net	7,526	7,720
Goodwill	38,724	38,724
Intangible assets, net of accumulated amortization of $6,922 and $6,461, respectively	26,173	26,634
Office properties and equipment, net of accumulated depreciation of $11,225 and $10,844, respectively	4,725	4,885
Bank owned life insurance	67,019	66,593
Prepaid expenses and other assets	69,243	73,290
Total assets	$4,906,753	$4,777,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$4,098,955	$3,987,611
Borrowings, net	304,764	335,913
Accrued interest payable on deposits and borrowings	2,434	2,499
Deferred tax liability, net	4,693	4,152
Other accrued expenses and other liabilities	55,678	58,651
Total liabilities	4,466,524	4,388,826

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A shares issued and outstanding - 40,250 and 0, respectively	38,440	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 30,751,784 and 30,342,471, respectively; Shares outstanding - 28,976,214 and 28,591,101, respectively	290,718	289,507
Additional paid-in capital	11,598	10,290
Retained earnings	122,107	111,732
Accumulated other comprehensive income, net	1,645	1,246
Treasury stock (1,775,570 and 1,751,370 shares, respectively)	(24,279)	(23,704)
Total shareholders’ equity	440,229	389,071
Total liabilities and shareholders’ equity	$4,906,753	$4,777,897

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017

Interest income:
Loans	$39,027	$27,019
Investments	1,784	1,470
Interest-earning deposits	605	248
Total interest income	41,416	28,737

Interest expense:
Deposits	13,401	6,713
Borrowings	1,753	1,108
Total interest expense	15,154	7,821
Net interest income	26,262	20,916
Provision for loan losses	195	243
Net interest income after provision for loan losses	26,067	20,673
Non-interest income:
Investment management fees	8,908	9,340
Service charges	134	94
Net gain (loss) on the sale and call of debt securities	5	(2)
Swap fees	1,248	1,099
Commitment and other fees	332	408
Other income	462	470
Total non-interest income	11,089	11,409
Non-interest expense:
Compensation and employee benefits	15,468	13,893
Premises and occupancy costs	1,290	1,266
Professional fees	1,095	851
FDIC insurance expense	1,146	953
General insurance expense	247	301
State capital shares tax	427	352
Travel and entertainment expense	646	615
Intangible amortization expense	461	463
Other operating expenses	3,070	2,464
Total non-interest expense	23,850	21,158
Income before tax	13,306	10,924
Income tax expense	2,905	3,432
Net income available to common shareholders	$10,401	$7,492

Earnings per common share:
Basic	$0.38	$0.27
Diluted	$0.36	$0.26

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017

Net income	$10,401	$7,492

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities, net of tax expense (benefit) of $(222) and $115	(758)	183

Reclassification adjustment for losses (gains) included in net income on investment securities, net of tax benefit (expense) of $(1) and $1	(4)	1

Unrealized holding gains on derivatives, net of tax expense of $220 and $31	722	55

Reclassification adjustment for gains included in net income on derivatives, net of tax expense of $(37) and $(15)	(121)	(27)

Other comprehensive income (loss)	(161)	212

Total comprehensive income	$10,240	$7,704

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2016	$—	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807
Net income	—	—	—	7,492	—	—	7,492
Other comprehensive income	—	—	—	—	212	—	212
Exercise of stock options	—	854	(519)	—	—	—	335
Purchase of treasury stock	—	—	—	—	—	(1,041)	(1,041)
Stock-based compensation	—	—	854	—	—	—	854
Balance, March 31, 2017	$—	$286,334	$7,117	$81,236	$1,042	$(16,070)	$359,659

Balance, December 31, 2017	$—	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071
Impact of adoption of ASU 2014-09 (see Note 1)	—	—	—	534	—	—	534
Reclassification for equity securities under ASU 2016-01 (see Note 1)	—	—	—	(286)	286	—	—
Reclassification for certain income tax effects under ASU 2018-02 (see Note 1)	—	—	—	(274)	274	—	—
Net income	—	—	—	10,401	—	—	10,401
Other comprehensive loss	—	—	—	—	(161)	—	(161)
Issuance of preferred stock (net of offering costs of $1,810)	38,440	—	—	—	—	—	38,440
Exercise of stock options	—	1,211	(690)	—	—	—	521
Purchase of treasury stock	—	—	—	—	—	(575)	(575)
Stock-based compensation	—	—	1,998	—	—	—	1,998
Balance, March 31, 2018	$38,440	$290,718	$11,598	$122,107	$1,645	$(24,279)	$440,229

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$10,401	$7,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	842	848
Amortization of deferred financing costs	50	51
Provision for loan losses	195	243
Net gain on the sale of loans	(19)	(17)
Stock-based compensation expense	1,998	854
Net loss (gain) on the sale or call of debt securities available-for-sale	(2)	2
Net gain on the call of debt securities held-to-maturity	(3)	—
Net amortization of premiums and discounts on debt securities	234	201
Decrease in investment management fees receivable, net	194	24
Increase in accrued interest receivable	(1,493)	(761)
Decrease in accrued interest payable	(65)	(446)
Bank owned life insurance income	(426)	(450)
Increase in income taxes payable	—	4
Decrease in prepaid income taxes	12,164	2,972
Deferred tax provision	582	257
Decrease in accounts payable and other accrued expenses	(10,405)	(9,497)
Other, net	634	(485)
Net cash provided by operating activities	14,881	1,292
Cash Flows from Investing Activities:
Purchase of debt securities available-for-sale	(28,951)	(7,700)
Purchase of debt securities held-to-maturity	—	(4,967)
Purchase of equity securities	(66)	(76)
Proceeds from the sale of debt securities available-for-sale	2,037	—
Principal repayments and maturities of debt securities available-for-sale	3,074	22,547
Principal repayments and maturities of debt securities held-to-maturity	895	—
Investment in low income housing and historic tax credits	—	(84)
Investment in small business investment companies	—	(235)
Net purchase of Federal Home Loan Bank stock	(3,000)	(3,600)
Net increase in loans	(121,641)	(145,706)
Proceeds from loan sales	3,342	6,867
Additions to office properties and equipment	(221)	(226)
Net cash used in investing activities	(144,531)	(133,180)
Cash Flows from Financing Activities:
Net increase in deposit accounts	111,344	31,101
Net increase in Federal Home Loan Bank advances	—	110,000
Net decrease in Federal Home Loan Bank advances	(25,000)	—
Net decrease in line of credit advances	(6,200)	—
Net proceeds from issuance of preferred stock	38,440	—
Net proceeds from exercise of stock options	521	335
Purchase of treasury stock	(575)	(1,041)
Net cash provided by financing activities	118,530	140,395
Net change in cash and cash equivalents during the period	(11,120)	8,507
Cash and cash equivalents at beginning of the period	156,153	103,994
Cash and cash equivalents at end of the period	$145,033	$112,501

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid (received) during the period for:
Interest expense	$15,169	$8,217
Income taxes	$(9,841)	$199
Other non-cash activity:
Unsettled purchase of debt securities available-for-sale	$—	$2,500

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

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly-owned subsidiary, Meadowood Asset Management, LLC (established in 2011 to hold and manage the foreclosed properties for the Bank), after elimination of inter-company accounts and transactions. The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, interest-earning deposits with other institutions, federal funds sold, and short-term investments that have an original maturity of 90 days or less.

INVESTMENT SECURITIES
The Company’s investments are classified as either: (1) held-to-maturity – debt securities that the Company intends to hold until maturity and are reported at amortized cost; (2) trading securities – debt securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in earnings; (3) available-for-sale – debt securities not classified as either held-to-maturity or trading securities and reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), on an after-tax basis; or (4) equity securities which are reported at fair value, with unrealized gains and losses included in earnings.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value, as of March 31, 2018 and December 31, 2017. Cash and stock dividends are reported as interest income on investments, in the consolidated statements of income.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan portfolio as of March 31, 2018 and December 31, 2017. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

INVESTMENT MANAGEMENT FEES
The Company recognizes investment management fee revenue when the advisory services are performed. Fees are based on assets under management and are calculated pursuant to individual client contracts. Investment management fees are generally received on a quarterly basis. Certain incremental costs incurred to acquire some of our investment management contracts are deferred and amortized to non-interest expense over the estimated life of the contract.

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the three months ended March 31, 2018, and no allowance for uncollectible accounts as of March 31, 2018. There was $150,000 bad debt expense associated with a single relationship recorded for the three months ended March 31, 2017, and there was no allowance for uncollectible accounts as of December 31, 2017.

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

EARNINGS PER COMMON SHARE
Earnings per common share (“EPS”) is computed using the two-class method, where net income is reduced by dividends declared on our preferred stock to derive net income available to common shareholders. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution upon the exercise of stock options and the vesting of restricted stock awards granted utilizing the treasury stock method.

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

Fair value must be recorded for certain assets and liabilities every reporting period on a recurring basis or under certain circumstances, on a non-recurring basis.

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains and the non-credit component of unrealized losses on the Company’s debt securities available-for-sale are included in accumulated other comprehensive income (loss), net of applicable income taxes. Also included in accumulated other comprehensive income (loss) is the remaining unamortized balance of the unrealized holding gains (non-credit losses), net of applicable income taxes, that existed on the transfer date for debt securities reclassified into the held-to-maturity category from the available-for-sale category.

Unrealized holding gains (losses) on the effective portion of the Company’s cash flow hedge derivatives are included in accumulated other comprehensive income (loss), net of applicable income taxes, which will be reclassified to interest expense as interest payments are made on the Company’s debt.

Income tax effects in accumulated other comprehensive income are released as investments are sold or matured and liabilities are extinguished.

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

RECENT ACCOUNTING DEVELOPMENTS
In February 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The changes could be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted this standard on January 1, 2018, and elected to reclassify the effect of the change in the U.S. federal corporate income tax rate from accumulated other comprehensive income to retained earnings of $274,000, which is reflected in the Consolidated Statements of Changes in Shareholders' Equity in the period of adoption.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. The Company was impacted by two main provisions of this standard as follows. (1) This standard requires a public entity to use the exit price notion to measure fair value of financial instruments for disclosure purposes. Accordingly, the Company refined the calculation used to determine the disclosed fair value of loans held-for-investment as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. (2) This standard requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. This standard requires a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income. The Company adopted this standard on January 1, 2018, which resulted in a cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $286,000, which is reflected in the Consolidated Statements of Changes in Shareholders' Equity in the period of adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard implements a common approach that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard establishes a five-step model that entities must follow to recognize revenue. This update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2017, for public business entities. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. The Company completed its assessment of revenue streams and associated incremental costs of contracts affected by the standard. The Company’s adoption of this standard did not change the method in which we recognize revenue. This standard requires that certain incremental costs incurred to acquire some of our investment management contracts to be capitalized and deferred over the estimated life of the contract. The adoption of this standard altered the timing, measurement and recognition of these costs in the income statement; however, the impact is not material. The Company adopted this standard on January 1, 2018, utilizing the modified retrospective approach with a cumulative effect adjustment to retained earnings of $534,000.

The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, derivatives and investment securities as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our other revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our consolidated statements of income as components of non-interest income are as follows:

•
Investment management fees - this represents monthly fees due from investment management customers as consideration for managing the customers' assets. Revenue is recognized when our performance obligation is completed each month.

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Commitment and other fees - this represents letters of credit fees and unused loan commitment fees. Revenue is recognized upon the issuance or renewal of a letter of credit and monthly for unused commitment fees.

•
Other non-interest income primarily includes items such as income on swap fees, BOLI, gains on sale of loans, and other miscellaneous items, which are not subject to the requirements of ASC Topic 606 or no modification was required under this standard.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$82,611	$36	$661	$81,986
Trust preferred securities	17,873	659	—	18,532
Non-agency collateralized loan obligations	761	—	6	755
Agency collateralized mortgage obligations	38,197	30	13	38,214
Agency mortgage-backed securities	18,595	105	345	18,355
Agency debentures	3,770	—	11	3,759
Total debt securities available-for-sale	161,807	830	1,036	161,601
Debt securities held-to-maturity:
Corporate bonds	32,187	672	4	32,855
Agency debentures	1,984	—	28	1,956
Municipal bonds	24,184	7	139	24,052
Total debt securities held-to-maturity	58,355	679	171	58,863
Total debt securities	$220,162	$1,509	$1,207	$220,464

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Total debt securities available-for-sale	138,147	1,078	375	138,850
Debt securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total debt securities held-to-maturity	59,275	910	44	60,141
Total debt securities	$197,422	$1,988	$419	$198,991

Interest income on investment securities was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Taxable interest income	$1,414	$1,178
Non-taxable interest income	110	113
Dividend income	260	179
Total interest income on investment securities	$1,784	$1,470

As of March 31, 2018, the contractual maturities of the debt securities were:

	March 31, 2018
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,163	$16,115	$6,001	$6,081
Due from one to five years	45,320	45,106	13,407	13,369
Due from five to ten years	31,154	31,059	38,947	39,413
Due after ten years	69,170	69,321	—	—
Total debt securities	$161,807	$161,601	$58,355	$58,863

The $69.3 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of March 31, 2018, included $56.1 million, or 80.9%, that are floating-rate securities. The $38.9 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of March 31, 2018, included $20.8 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related realized gains and losses were:

	Available-for-Sale		Held-to-Maturity
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2018	2017	2018	2017
Proceeds from sales	$2,037	$—	$—	$—
Proceeds from calls	—	5,000	895	—
Total proceeds	$2,037	$5,000	$895	$—

Gross realized gains	$2	$—	$3	$—
Gross realized losses	—	2	—	—
Net realized gains (losses)	$2	$(2)	$3	$—

Debt securities available-for-sale of $3.8 million, as of March 31, 2018, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity and equity securities, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$66,548	$661	$—	$—	$66,548	$661
Non-agency collateralized loan obligations	—	—	755	6	755	6
Agency collateralized mortgage obligations	1,525	1	18,102	12	19,627	13
Agency mortgage-backed securities	2,913	36	9,132	309	12,045	345
Agency debentures	3,759	11	—	—	3,759	11
Total debt securities available-for-sale	74,745	709	27,989	327	102,734	1,036
Debt securities held-to-maturity:
Corporate bonds	996	4	—	—	996	4
Agency debentures	1,956	28	—	—	1,956	28
Municipal bonds	18,685	139	—	—	18,685	139
Total debt securities held-to-maturity	21,637	171	—	—	21,637	171
Equity securities	—	—	8,602	374	8,602	374
Total temporarily impaired securities (1)	$96,382	$880	$36,591	$701	$132,973	$1,581

(1)	The number of investment positions with unrealized losses totaled 49 for available-for-sale securities, 26 for held-to-maturity securities and 2 for equity securities.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$29,995	$143	$—	$—	$29,995	$143
Non-agency collateralized loan obligations	—	—	805	6	805	6
Agency collateralized mortgage obligations	1,593	1	32,816	75	34,409	76
Agency mortgage-backed securities	2,960	10	9,437	140	12,397	150
Total debt securities available-for-sale	34,548	154	43,058	221	77,606	375
Debt securities held-to-maturity:
Corporate bonds	2,406	33	—	—	2,406	33
Municipal bonds	6,051	11	—	—	6,051	11
Total debt securities held-to-maturity	8,457	44	—	—	8,457	44
Equity securities	—	—	8,635	275	8,635	275
Total temporarily impaired securities (1)	$43,005	$198	$51,693	$496	$94,698	$694

(1)	The number of investment positions with unrealized losses totaled 28 for available-for-sale securities, 8 for held-to-maturity securities and 2 for equity securities.

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

There were no debt securities classified as trading outstanding as of March 31, 2018 and December 31, 2017.

Equity securities consists of mutual funds investing in short-duration, corporate bonds. There were $8.6 million and $8.6 million in equity securities outstanding as of March 31, 2018 and December 31, 2017, respectively.

There was $16.8 million and $13.8 million in FHLB stock outstanding as of March 31, 2018 and December 31, 2017, respectively.

[3] LOANS

The Company generates loans through the private banking and middle-market banking channels. The private banking channel primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash, marketable securities or cash value life insurance. The middle-market banking channel consists of our commercial and industrial (“C&I”) and commercial real estate (“CRE”) loan portfolios that serve middle-market businesses and real estate developers in our primary markets.

Loans held-for-investment were comprised of the following:

	March 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$2,337,572	$682,792	$1,280,658	$4,301,022
Deferred loan costs (fees)	4,452	625	(3,333)	1,744
Loans held-for-investment, net of deferred fees and costs	2,342,024	683,417	1,277,325	4,302,766
Allowance for loan losses	(1,556)	(8,466)	(4,796)	(14,818)
Loans held-for-investment, net	$2,340,468	$674,951	$1,272,529	$4,287,948

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$2,261,625	$667,028	$1,254,184	$4,182,837
Deferred loan costs (fees)	4,112	656	(3,361)	1,407
Loans held-for-investment, net of deferred fees and costs	2,265,737	667,684	1,250,823	4,184,244
Allowance for loan losses	(1,577)	(8,043)	(4,797)	(14,417)
Loans held-for-investment, net	$2,264,160	$659,641	$1,246,026	$4,169,827

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under the loan agreement. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of March 31, 2018 and December 31, 2017, was $2.62 billion and $2.37 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $504,000 and $504,000 as of March 31, 2018 and December 31, 2017, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $51.9 million and $53.3 million as of March 31, 2018 and December 31, 2017, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of March 31, 2018 and December 31, 2017, included in the total unfunded commitments above, was $79.1 million and $74.8 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. During the three months ended March 31, 2018 and 2017, there were draws on standby letters of credit totaling $2.1 million and $105,000, respectively, which were repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

The following discusses key characteristics and risks within each primary loan portfolio:

Private Banking Loans
Our private banking lending activities are conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash, marketable securities or cash value life insurance.

This portfolio also has some loans that are secured by residential real estate or other financial assets, lines of credit and unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities or cash value life insurance, which were 94.9% and 94.6% of total private banking loans as of March 31, 2018 and December 31, 2017, respectively.

Middle-Market Banking: Commercial and Industrial Loans
This loan portfolio primarily includes loans made to service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans.

The borrower’s industry and local and regional economic conditions are important indicators of risk for this loan portfolio. Collateral for these types of loans at times does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. C&I loans collateralized by marketable securities are treated the same as private banking loans for purposes of the allowance for loan loss calculation. In addition, shared national credit loans that also involve a private equity sponsor are combined as a homogeneous group and evaluated separately based on the historical loss trend of such loans.

Middle-Market Banking: Commercial Real Estate Loans
This loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk for these loans is generally confined to the construction period. If there are problems the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose and collateral of the loans are important indicators of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as the condition of the local and regional economies, whether or not the project is owner-occupied, the type of project, and the experience and resources of the developer.

On a monthly basis, management monitors various credit quality indicators for the loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company monitors the collateral of loans secured by cash, marketable securities or cash value life insurance within the private banking portfolio, which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

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

The following tables present the recorded investment in loans by credit quality indicator:

	March 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,341,686	$656,594	$1,275,475	$4,273,755
Special mention	—	21,310	1,850	23,160
Substandard	338	5,513	—	5,851
Loans held-for-investment	$2,342,024	$683,417	$1,277,325	$4,302,766

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,265,369	$639,987	$1,248,972	$4,154,328
Special mention	—	24,882	1,851	26,733
Substandard	368	2,815	—	3,183
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,577	$8,043	$4,797	$14,417
Provision (credit) for loan losses	(21)	217	(1)	195
Charge-offs	—	—	—	—
Recoveries	—	206	—	206
Balance, end of period	$1,556	$8,466	$4,796	$14,818

	Three Months Ended March 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,424	$12,326	$5,012	$18,762
Provision (credit) for loan losses	(3)	930	(684)	243
Charge-offs	—	(2,889)	—	(2,889)
Recoveries	—	69	—	69
Balance, end of period	$1,421	$10,436	$4,328	$16,185

The following tables present the age analysis of past due loans segregated by class of loan:

	March 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$2,974	$—	$—	$2,974	$2,339,050	$2,342,024
Commercial and industrial	—	—	—	—	683,417	683,417
Commercial real estate	—	—	—	—	1,277,325	1,277,325
Loans held-for-investment	$2,974	$—	$—	$2,974	$4,299,792	$4,302,766

	December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$1,266	$—	$—	$1,266	$2,264,471	$2,265,737
Commercial and industrial	—	—	—	—	667,684	667,684
Commercial real estate	1,849	—	—	1,849	1,248,974	1,250,823
Loans held-for-investment	$3,115	$—	$—	$3,115	$4,181,129	$4,184,244

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Three Months Ended March 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$338	$514	$338	$348	$—
Commercial and industrial	2,139	2,485	2,139	2,139	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	2,477	2,999	2,477	2,487	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	3,374	5,278	—	3,373	55
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	3,374	5,278	—	3,373	55
Total:
Private banking	338	514	338	348	—
Commercial and industrial	5,513	7,763	2,139	5,512	55
Commercial real estate	—	—	—	—	—
Total	$5,851	$8,277	$2,477	$5,860	$55

	As of and for the Twelve Months Ended December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$368	$541	$368	$438	$—
Commercial and industrial	2,815	3,135	2,139	3,067	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	3,183	3,676	2,507	3,505	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	3,371	5,330	—	4,224	146
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	3,371	5,330	—	4,224	146
Total:
Private banking	368	541	368	438	—
Commercial and industrial	6,186	8,465	2,139	7,291	146
Commercial real estate	—	—	—	—	—
Total	$6,554	$9,006	$2,507	$7,729	$146

Impaired loans as of March 31, 2018 and December 31, 2017, were $5.9 million and $6.6 million, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the three months ended March 31, 2018, and the twelve months ended December 31, 2017. As of March 31, 2018 and December 31, 2017, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $2.5 million and $2.5 million as of March 31, 2018 and December 31, 2017.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	March 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$338	$2,139	$—	$2,477
Collectively evaluated for impairment	1,218	6,327	4,796	12,341
Total allowance for loan losses	$1,556	$8,466	$4,796	$14,818
Loans held-for-investment:
Individually evaluated for impairment	$338	$5,513	$—	$5,851
Collectively evaluated for impairment	2,341,686	677,904	1,277,325	4,296,915
Loans held-for-investment	$2,342,024	$683,417	$1,277,325	$4,302,766

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$368	$2,139	$—	$2,507
Collectively evaluated for impairment	1,209	5,904	4,797	11,910
Total allowance for loan losses	$1,577	$8,043	$4,797	$14,417
Loans held-for-investment:
Individually evaluated for impairment	$368	$6,186	$—	$6,554
Collectively evaluated for impairment	2,265,369	661,498	1,250,823	4,177,690
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$3,374	$3,371
Non-accrual loans	2,477	3,183
Total troubled debt restructurings	$5,851	$6,554

There were unused commitments of $704,000 and $708,000 as of March 31, 2018 and December 31, 2017, respectively.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There was a loan totaling $196,000 modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2018, and no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2017.

There were no loans newly designated as TDRs during three months ended March 31, 2018 and 2017.

Other Real Estate Owned

As of March 31, 2018 and December 31, 2017, the balance of the other real estate owned portfolio was $3.6 million and $3.6 million, respectively. There were no residential mortgage loans in the process of foreclosure as of March 31, 2018.

[5] DEPOSITS

As of March 31, 2018 and December 31, 2017, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	March 31, 2018	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$260,952	$248,092
Interest-bearing checking accounts	0.05 to 2.00%	1.56%	1.42%	554,743	455,341
Money market deposit accounts	0.10 to 2.32%	1.59%	1.37%	2,346,793	2,289,789
Total demand and savings accounts				3,162,488	2,993,222
Certificates of deposit	1.10 to 2.75%	1.73%	1.40%	936,467	994,389
Total deposits				$4,098,955	$3,987,611
Weighted average rate on interest-bearing accounts		1.62%	1.38%

As of March 31, 2018 and December 31, 2017, the Bank had total brokered deposits of $970.3 million and $1.07 billion, respectively. The amount for brokered deposits includes reciprocal Certificate of Deposit Account Registry Service® (“CDARS®”) and reciprocal

Insured Cash Sweep® (“ICS®”) accounts totaling $497.0 million and $627.5 million as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, certificates of deposit with balances of $100,000 or more, excluding brokered deposits, totaled to $400.8 million and $440.2 million, respectively. Certificates of deposit with balances of $250,000 or more, excluding brokered deposits, totaled to $157.9 million and $191.4 million as of March 31, 2018 and December 31, 2017, respectively.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
12 months or less	$735,110	$874,733
12 months to 24 months	139,820	96,766
24 months to 36 months	61,537	22,890
Total	$936,467	$994,389

Interest expense on deposits was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Interest-bearing checking accounts	$1,621	$362
Money market deposit accounts	8,113	4,098
Certificates of deposit	3,667	2,253
Total interest expense on deposits	$13,401	$6,713

[6] BORROWINGS

As of March 31, 2018 and December 31, 2017, borrowings were comprised of the following:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 3/30/2018	1.90%	$120,000	4/2/2018		$—
Issued 3/29/2018	2.04%	100,000	6/29/2018		—
Issued 1/8/2018	1.69%	50,000	4/9/2018		—
Issued 12/29/2017		—		1.57%	195,000	1/2/2018
Issued 12/29/2017		—		1.66%	100,000	3/29/2018
Line of credit borrowings		—		4.56%	6,200	12/28/2018
Subordinated notes payable (net of debt issuance costs of $236 and $287)	5.75%	34,764	7/1/2019	5.75%	34,713	7/1/2019
Total borrowings, net		$304,764			$335,913

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of March 31, 2018, the Bank’s borrowing capacity is based on the information provided in the December 31, 2017, QCR filing. As of March 31, 2018, the Bank had securities held in safekeeping at the FHLB with a fair value of $3.8 million, combined with pledged loans of $1.11 billion, for a gross borrowing capacity of $791.2 million, of which $270.0 million was outstanding in advances. As of December 31, 2017, there was $295.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of March 31, 2018, the full amount of these established lines were available to the Bank.

The Holding Company maintains an unsecured line of credit of $25.0 million, with Texas Capital Bank, of which the full amount was available as of March 31, 2018.

In June 2014, the Company completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

Interest expense on borrowings was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
FHLB borrowings	$1,147	$554
Line of credit borrowings	52	—
Subordinated notes payable	554	554
Total interest expense on borrowings	$1,753	$1,108

[7] STOCK TRANSACTIONS

In March 2018, the Company completed the issuance and sale of an underwritten public offering of 1,400,000 depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). In addition, the Company granted the underwriters an option to purchase additional depositary shares of 210,000 which has been exercised. The shares were offered pursuant to the Company’s Registration Statement on Form S-3. The Company received net proceeds of $38.4 million from the sale of 40,250 shares of its Series A Preferred Stock (equivalent to 1,610,000 depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company, under federal regulatory capital rules.

When, as, and if declared by the board of directors of the Company, dividends will be payable on the Series A Preferred Stock from the date of issuance to, but excluding April 1, 2023, at a rate of 6.75% per annum, payable quarterly, in arrears, and from and including April 1, 2023, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 398.5 basis points per annum, payable quarterly, in arrears. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2023, as described in the prospectus supplement relating to the offering filed with the SEC on March 19, 2018, pursuant to rule 424(b)(2).

Under authorization by the Board of Directors, the Company was permitted to repurchase its common stock up to prescribed amounts, of which $4.4 million remained available as of March 31, 2018. During the three months ended March 31, 2018, the Company repurchased a total of 24,200 shares for approximately $575,000, at an average cost of $23.78 per share, which are held as treasury stock. During the three months ended March 31, 2017, the Company repurchased a total of 44,866 shares for approximately $1.0 million, at an average cost of $23.21 per share, which are held as treasury stock.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Series A Outstanding	Number of Common Shares Outstanding
Balance, December 31, 2016	—	28,415,654
Issuance of restricted common stock	—	324,675
Exercise of stock options	—	36,500
Purchase of treasury stock	—	(44,866)
Balance, March 31, 2017	—	28,731,963

Balance, December 31, 2017	—	28,591,101
Issuance of preferred stock	40,250	—
Issuance of restricted common stock	—	359,613
Forfeitures of restricted common stock	—	(2,000)
Exercise of stock options	—	51,700
Purchase of treasury stock	—	(24,200)
Balance, March 31, 2018	40,250	28,976,214

[8] REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of March 31, 2018 and December 31, 2017, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of March 31, 2018 and December 31, 2017, the capital conservation buffer was 1.875% and 1.25%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$391,012	12.84%	$243,549	8.00%	N/A	N/A
Bank	$387,893	12.83%	$241,883	8.00%	$302,354	10.00%
Tier 1 risk-based capital ratio
Company	$373,083	12.25%	$182,662	6.00%	N/A	N/A
Bank	$375,085	12.41%	$181,412	6.00%	$241,883	8.00%
Common equity tier 1 risk-based capital ratio
Company	$337,727	11.09%	$136,996	4.50%	N/A	N/A
Bank	$375,085	12.41%	$136,059	4.50%	$196,530	6.50%
Tier 1 leverage ratio
Company	$373,083	7.96%	$187,574	4.00%	N/A	N/A
Bank	$375,085	8.03%	$186,853	4.00%	$233,566	5.00%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

[9] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2018	2017

Net income available to common shareholders	$10,401	$7,492
Weighted average common shares outstanding:
Basic	27,594,691	27,627,285
Restricted stock - dilutive	642,789	551,025
Stock options - dilutive	473,626	539,196
Diluted	28,711,106	28,717,506

Earnings per common share:
Basic	$0.38	$0.27
Diluted	$0.36	$0.26

	Three Months Ended March 31,
	2018	2017
Anti-dilutive shares (1)	34,188	5,000

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[10] DERIVATIVES AND HEDGING ACTIVITY

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
	as of March 31, 2018		as of March 31, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$2,406	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	16,838	Other liabilities	16,763

Total	Other assets	$19,244	Other liabilities	$16,763

	Asset Derivatives		Liability Derivatives
	as of December 31, 2017		as of December 31, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,650	Other liabilities	$9
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	12,111	Other liabilities	12,069

Total	Other assets	$13,761	Other liabilities	$12,078

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of March 31, 2018:

	Offsetting of Derivative Assets
	March 31, 2018
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
Derivatives	$19,244	$—	$19,244	$(2,248)	$—	$16,996

	Offsetting of Derivative Liabilities
	March 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
Derivatives	$16,763	$—	$16,763	$(2,248)	$—	$14,515

FAIR VALUE HEDGES OF INTEREST RATE RISK

The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of March 31, 2018, the Company had interest rate swaps with an aggregate notional amount of

$825,000 that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets. The notional amounts for the derivatives express the face amount of the positions and credit risk was considered insignificant for three months ended March 31, 2018 and 2017. There were no counterparty default losses on derivatives for the three months ended March 31, 2018 and 2017.

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

The table below presents the effect of the Company’s fair value hedge instruments in the consolidated statements of income:

		Three Months Ended March 31,
(Dollars in thousands)		2018	2017
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Interest income	$(9)	$(15)
Interest rate products	Non-interest income	—	2
Total		$(9)	$(13)

CASH FLOW HEDGES OF INTEREST RATE RISK

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The Company has entered into derivative contracts to hedge the variable cash flows associated with certain FHLB borrowings. These interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2018.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of March 31, 2018 were as follows:

(Dollars in thousands)	Notional Amount	Estimated Increase/(Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 6/29/2016	$100,000	$(1,553)	6/29/2019	15
Issued 1/8/2018	50,000	(77)	1/8/2021	33
Total	$150,000	$(1,630)

The table below presents the effective portion of the Company’s cash flow hedge instruments in the consolidated statements of income and accumulated other comprehensive income:

		Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)		2018	2017	2018	2017
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Realized Gain (Loss) Recognized in Income on Derivative		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative
Interest rate products	Interest expense	$158	$42	$942	$86
Total		$158	$42	$942	$86

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2018, the Company had derivative transactions with an aggregate notional amount of $1.54 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the consolidated statements of income:

		Three Months Ended March 31,
(Dollars in thousands)		2018	2017
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Interest rate products	Non-interest income	$25	$(94)
Total		$25	$(94)

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

As of March 31, 2018, the termination value of derivatives for which we had master netting arrangements with the counterparty and in a net liability position was $6,000, including accrued interest. As of March 31, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.6 million. If the Company had breached any of these provisions as of March 31, 2018, it could have been required to settle its obligations under the agreements at their termination value.

[11] DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$81,986	$—	$81,986
Trust preferred securities	—	18,532	—	18,532
Non-agency collateralized loan obligations	—	755	—	755
Agency collateralized mortgage obligations	—	38,214	—	38,214
Agency mortgage-backed securities	—	18,355	—	18,355
Agency debentures	—	3,759	—	3,759
Equity securities	8,602	—	—	8,602
Interest rate swaps	—	19,244	—	19,244
Total financial assets	8,602	180,845	—	189,447

Financial liabilities:
Interest rate swaps	—	16,763	—	16,763
Total financial liabilities	$—	$16,763	$—	$16,763

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$61,689	$—	$61,689
Trust preferred securities	—	18,581	—	18,581
Non-agency collateralized loan obligations	—	805	—	805
Agency collateralized mortgage obligations	—	38,822	—	38,822
Agency mortgage-backed securities	—	18,953	—	18,953
Equity securities	8,635	—	—	8,635
Interest rate swaps	—	13,761	—	13,761
Total financial assets	8,635	152,611	—	161,246

Financial liabilities:
Interest rate swaps	—	12,078	—	12,078
Total financial liabilities	$—	$12,078	$—	$12,078

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$3,374	$3,374
Other real estate owned	—	—	3,576	3,576
Total assets	$—	$—	$6,950	$6,950

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$4,047	$4,047
Other real estate owned	—	—	3,576	3,576
Total assets	$—	$—	$7,623	$7,623

As of March 31, 2018 and December 31, 2017, the Company recorded $2.5 million and $2.5 million, respectively, of specific reserves to allowance for loan losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$3,374	Discounted cash flow	Discount due to restructured nature of operations	6%

Other real estate owned	$3,576	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments was as follows:

		March 31, 2018		December 31, 2017
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$145,033	$145,033	$156,153	$156,153
Debt securities available-for-sale	2	161,601	161,601	138,850	138,850
Debt securities held-to-maturity	2	58,355	58,863	59,275	60,141
Equity securities	1	8,602	8,602	8,635	8,635
Federal Home Loan Bank stock	2	16,792	16,792	13,792	13,792
Loans held-for-investment, net	3	4,287,948	4,279,492	4,169,827	4,167,775
Accrued interest receivable	2	15,012	15,012	13,519	13,519
Investment management fees receivable, net	2	7,526	7,526	7,720	7,720
Bank owned life insurance	2	67,019	67,019	66,593	66,593
Other real estate owned	3	3,576	3,576	3,576	3,576
Interest rate swaps	2	19,244	19,244	13,761	13,761

Financial liabilities:
Deposits	2	$4,098,955	$4,096,463	$3,987,611	$3,985,883
Borrowings, net	2	304,764	304,697	335,913	336,051
Interest rate swaps	2	16,763	16,763	12,078	12,078

During the three months ended March 31, 2018 and 2017, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2018 and December 31, 2017:

CASH AND CASH EQUIVALENTS
The carrying amount approximates fair value.

INVESTMENT SECURITIES
The fair values of debt securities available-for-sale, debt securities held-to-maturity, trading securities and equity securities are based on quoted market prices for the same or similar securities, recently executed transactions and pricing models.

FEDERAL HOME LOAN BANK STOCK
The carrying value of our FHLB stock, which is carried at cost, approximates fair value.

LOANS HELD-FOR-INVESTMENT
The fair value of loans held-for-investment is estimated by discounting the future cash flows using market rates (utilizing both unobservable and certain observable inputs when applicable) at which similar loans would be made to borrowers with similar credit ratings over the estimated remaining maturities. Impaired loans are generally valued at the fair value of the associated collateral.

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

[12] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended March 31,
	2018			2017
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$172	$1,074	$1,246	$(297)	$1,127	$830
Change in unrealized holding gains (losses)	(758)	722	(36)	183	55	238
Losses (gains) reclassified from other comprehensive income	(4)	(121)	(125)	1	(27)	(26)
Reclassification for equity securities under ASU 2016-01 (see Note 1)	286	—	286	—	—	—
Reclassification for certain income tax effects under ASU 2018-02 (see Note 1)	39	235	274	—	—	—
Net other comprehensive income (loss)	(437)	836	399	184	28	212
Balance, end of period	$(265)	$1,910	$1,645	$(113)	$1,155	$1,042

[13] CONTINGENT LIABILITIES

The Company is not aware of any unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[14] SEGMENTS

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

(Dollars in thousands)	March 31, 2018	December 31, 2017
Assets:
Bank	$4,820,136	$4,691,760
Investment management	83,233	84,714
Parent and other	3,384	1,423
Total assets	$4,906,753	$4,777,897

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$41,350	$—	$66	$41,416	$28,661	$—	$76	$28,737
Interest expense	14,549	—	605	15,154	7,270	—	551	7,821
Net interest income (loss)	26,801	—	(539)	26,262	21,391	—	(475)	20,916
Provision for loan losses	195	—	—	195	243	—	—	243
Net interest income (loss) after provision for loan losses	26,606	—	(539)	26,067	21,148	—	(475)	20,673
Non-interest income:
Investment management fees	—	8,963	(55)	8,908	—	9,396	(56)	9,340
Net gain (loss) on the sale and call of debt securities	5	—	—	5	(2)	—	—	(2)
Other non-interest income	2,176	—	—	2,176	2,070	1	—	2,071
Total non-interest income	2,181	8,963	(55)	11,089	2,068	9,397	(56)	11,409
Non-interest expense:
Intangible amortization expense	—	461	—	461	—	463	—	463
Other non-interest expense	15,786	7,573	30	23,389	13,605	7,039	51	20,695
Total non-interest expense	15,786	8,034	30	23,850	13,605	7,502	51	21,158
Income (loss) before tax	13,001	929	(624)	13,306	9,611	1,895	(582)	10,924
Income tax expense (benefit)	2,854	227	(176)	2,905	2,928	727	(223)	3,432
Net income (loss)	$10,147	$702	$(448)	$10,401	$6,683	$1,168	$(359)	$7,492

[15] SUBSEQUENT EVENTS

On April 6, 2018, TriState Capital Holdings, Inc. closed its previously announced acquisition of investment management firm Columbia Partners, L.L.C., Investment Management (“Columbia Partners”). Considering the close proximity of the closing of this acquisition, the disclosures required under ASC Topic 805, Business Combinations, will be provided in the Company’s next quarterly filing.

On April 27, 2018, the board of directors declared a dividend payable of approximately $762,000, or $0.47 per depositary share, on its Series A Non-Cumulative Perpetual Preferred Stock, which is payable on July 2, 2018, to preferred shareholders of record as of the close of business on June 15, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three months ended March 31, 2018. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	Deterioration of our asset quality;

•	Our ability to prudently manage our growth and execute our strategy;

•	Changes in the value of collateral securing our loans;

•	Business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	Changes in management personnel;

•	Our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	Our ability to provide investment management performance competitive with our peers and benchmarks;

•	Operational risks associated with our business, including cyber-security related risks;

•	Volatility and direction of market interest rates;

•	Increased competition in the financial services industry, particularly from regional and national institutions;

•	Changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

•	Further government intervention in the U.S. financial system;

•	Natural disasters and adverse weather, acts of terrorism, cyber-attacks, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	Other factors that are discussed in the section entitled “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC on February 23, 2018, which is accessible at www.sec.gov.

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

General

We are a bank holding company that operates through two reportable segments: Bank and Investment Management. Through our TriState Capital Bank subsidiary the Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals and trusts. The Bank segment generates most of its revenue from interest on loans and investments, loan related fees including swap fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits. Its largest expenses are interest on these deposits and salaries and related employee benefits. Through our Chartwell Investment Partners, LLC subsidiary the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through our Chartwell TSC Securities Corp. subsidiary. The Investment Management segment generates its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

The following discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our net income, earnings per common share and total revenue. Other salient metrics include the ratio of allowance for loan losses to loans; net interest margin; the efficiency ratio of the Bank segment; assets under management; adjusted EBITDA of the Investment Management segment; return on average assets; return on average equity; and regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. (“we”, “us”, “our” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), an SEC registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer with the SEC and FINRA. Through our bank subsidiary, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Assets under management were $8.34 billion as of March 31, 2018. Our broker/dealer subsidiary supports marketing efforts for Chartwell’s proprietary investment products that require SEC or FINRA licensing. On April 6, 2018, the Company closed on its Columbia Partners investment management acquisition bringing Chartwell’s assets under management to more than $9 billion.

For the three months ended March 31, 2018, our net income was $10.4 million compared to $7.5 million for the same period in 2017, an increase of $2.9 million. This increase was primarily due to the impact of (1) a $5.3 million, or 25.6%, increase in our net interest income; and (2) a $527,000 decrease in income taxes; offset by (3) an increase of $2.7 million in our non-interest expense; and (4) a decrease in non-interest income of $320,000.

Our diluted EPS was $0.36 for the three months ended March 31, 2018, compared to $0.26 for the same period in 2017. The increase is a result of our continued growth in earnings.

For the three months ended March 31, 2018, total revenue increased $5.0 million, or 15.5%, to $37.3 million from $32.3 million for the same period in 2017, driven largely by higher net interest income for the Bank.

Our annualized net interest margin was 2.35% and 2.24% for the three months ended March 31, 2018 and 2017, respectively. The increase in net interest margin for the three months ended March 31, 2018, was driven by an increase in the yield on loans partially offset by an increase in the cost of funds.

Our annualized non-interest expense to average assets was 2.03% and 2.15% for the three months ended March 31, 2018 and 2017, respectively. The Bank’s efficiency ratio was 54.48% and 57.99% for the three months ended March 31, 2018 and 2017, respectively.

Our annualized return on average assets was 0.89% and 0.76% for the three months ended March 31, 2018 and 2017, respectively. Our annualized return on average equity was 10.64% and 8.52% for the three months ended March 31, 2018 and 2017, respectively. Both of these ratios increased largely due to continued growth in earnings.

Total assets of $4.91 billion as of March 31, 2018, increased $128.9 million, or 10.9% on an annualized basis, from December 31, 2017. Loans held-for-investment grew by $118.5 million to $4.30 billion as of March 31, 2018, an annualized increase of 11.5%, from December 31, 2017, as a result of growth in both our commercial and private banking loan portfolios. Total deposits increased $111.3 million, or 11.3% on an annualized basis, to $4.10 billion as of March 31, 2018, from December 31, 2017.

Adverse rated credits to total loans declined to 0.67% at March 31, 2018, from 0.71% at December 31, 2017. The allowance for loan losses to loans was 0.34% as of March 31, 2018 and December 31, 2017, reflecting lower non-performing loans and lower levels of provision required for private banking loans. The provision for loan losses was $195,000 and $243,000 for the three months ended March 31, 2018 and 2017, respectively.

Our book value per common share increased $0.26 to $13.87 as of March 31, 2018, from $13.61 as of December 31, 2017, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock during three months ended March 31, 2018.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “efficiency ratio,” “EBITDA,” and “adjusted EBITDA.” Although we believe these non-GAAP financial measures provide a greater understanding of our business, these measures are not necessarily comparable to similar measures that may be presented by other companies.

“Tangible common equity” is defined as common shareholders’ equity reduced by intangible assets, including goodwill. We believe this measure is important to management and investors to better understand and assess changes from period to period in common shareholders’ equity exclusive of changes in intangible assets. Intangible assets are created when we buy businesses which add relationships and revenue to our Company. Intangible assets have the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets.

“Tangible book value per common share” is defined as common shareholders’ equity reduced by intangible assets, including goodwill, divided by common shares outstanding. We believe this measure is important to many investors who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets.

“Total revenue” is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of debt securities. We believe adjustments made to our operating revenue allow management and investors to better assess our operating revenue by removing the volatility that is associated with certain items that are unrelated to our core business.

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

(Dollars in thousands, except per share data)	March 31, 2018	December 31, 2017
Tangible book value per common share:
Common shareholders' equity	$401,789	$389,071
Less: intangible assets	64,897	65,358
Tangible common equity	$336,892	$323,713
Common shares outstanding	28,976,214	28,591,101
Tangible book value per common share	$11.63	$11.32

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Total revenue:
Net interest income	$26,262	$20,916
Total non-interest income	11,089	11,409
Less: net gain (loss) on the sale and call of debt securities	5	(2)
Total revenue	$37,346	$32,327

Efficiency ratio:
Total non-interest expense	$23,850	$21,158
Less: intangible amortization expenses	461	463
Total non-interest expense, as adjusted (numerator)	$23,389	$20,695
Total revenue (denominator)	$37,346	$32,327
Efficiency ratio	62.63%	64.02%

BANK SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Bank total revenue:
Net interest income	$26,801	$21,391
Total non-interest income	2,181	2,068
Less: net gain (loss) on the sale and call of debt securities	5	(2)
Bank total revenue	$28,977	$23,461

Bank efficiency ratio:
Total non-interest expense (numerator)	$15,786	$13,605
Total revenue (denominator)	$28,977	$23,461
Bank efficiency ratio	54.48%	57.99%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Investment Management EBITDA:
Net income	$702	$1,168
Interest expense	—	—
Income taxes expense	227	727
Depreciation expense	125	117
Intangible amortization expense	461	463
EBITDA	$1,515	$2,475

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Maintaining consistent spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 70.3% and 64.7% of total revenue for the three months ended March 31, 2018 and 2017, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Interest income	$41,416	$28,737
Fully taxable equivalent adjustment	29	61
Interest income adjusted	41,445	28,798
Less: interest expense	15,154	7,821
Net interest income adjusted	$26,291	$20,977

Yield on earning assets	3.70%	3.07%
Cost of interest-bearing liabilities	1.51%	0.94%
Net interest spread	2.19%	2.13%
Net interest margin (1)	2.35%	2.24%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended March 31, 2018 and 2017. Non-accrual loans are included in the calculation of the average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

	Three Months Ended March 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$150,121	$579	1.56%	$114,709	$238	0.84%
Federal funds sold	7,042	26	1.50%	6,427	11	0.69%
Debt securities available-for-sale	142,323	958	2.73%	159,675	778	1.98%
Debt securities held-to-maturity	58,953	595	4.09%	54,591	574	4.26%
Equity securities	8,627	66	3.10%	8,408	76	3.67%
FHLB stock	14,195	194	5.54%	12,376	102	3.34%
Total loans	4,165,180	39,027	3.80%	3,448,837	27,019	3.18%
Total interest-earning assets	4,546,441	41,445	3.70%	3,805,023	28,798	3.07%
Other assets	208,679			185,357
Total assets	$4,755,120			$3,990,380

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$464,247	$1,621	1.42%	$217,704	$362	0.67%
Money market deposit accounts	2,281,606	8,113	1.44%	1,916,428	4,098	0.87%
Certificates of deposit	977,689	3,667	1.52%	934,913	2,253	0.98%
Borrowings:
FHLB borrowings	310,000	1,147	1.50%	270,222	554	0.83%
Line of credit borrowings	5,373	52	3.92%	—	—	—%
Subordinated notes payable, net	34,731	554	6.47%	34,528	554	6.51%
Total interest-bearing liabilities	4,073,646	15,154	1.51%	3,373,795	7,821	0.94%
Noninterest-bearing deposits	228,257			218,007
Other liabilities	56,655			41,960
Shareholders' equity	396,562			356,618
Total liabilities and shareholders' equity	$4,755,120			$3,990,380

Net interest income (1)		$26,291			$20,977
Net interest spread			2.19%			2.13%
Net interest margin (1)			2.35%			2.24%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended March 31, 2018 and 2017. Net interest income, calculated on a fully taxable equivalent basis, increased $5.3 million, or 25.3%, to $26.3 million for the three months ended March 31, 2018, from $21.0 million for the same period in 2017. The increase in net interest income for the three months ended March 31, 2018, was primarily attributable to a $741.4 million, or 19.5%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $12.6 million, or 43.9%, in interest income, partially offset by an increase of $7.3 million, or 93.8%, in interest expense. Net interest margin was 2.35% for the three months ended March 31, 2018, compared to 2.24% for the same period in 2017.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans of $716.3 million, or 20.8%, which is our primary earning asset, and an increase of 62 basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect of the Federal Reserve’s increases in the target federal funds rate on our floating-rate loans, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 63 basis points to 3.70% for the three months ended March 31, 2018, as compared to 3.07% for the same period in 2017, primarily from higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 57 basis points in the average rate paid on our interest-bearing liabilities for the three months ended March 31, 2018, as well as an increase of $699.9 million, or 20.7%, in average interest-bearing liabilities, compared to the same period in 2017. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings. The increase in average interest-bearing liabilities was driven primarily by an increase of $365.2 million in average money market deposit accounts, an increase of $246.5 million in average interest-bearing checking accounts, an increase of $42.8 million in average certificates of deposit and an increase of $39.8 million in average FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended March 31, 2018 compared to 2017. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2018 over 2017
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$251	$90	$341
Federal funds sold	14	1	15
Debt securities available-for-sale	272	(92)	180
Debt securities held-to-maturity	(24)	45	21
Equity securities	(12)	2	(10)
FHLB stock	75	17	92
Total loans	5,830	6,178	12,008
Total increase in interest income	6,406	6,241	12,647

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	620	639	1,259
Money market deposit accounts	3,119	896	4,015
Certificates of deposit	1,307	107	1,414
Borrowings:
FHLB borrowings	501	92	593
Line of credit borrowings	—	52	52
Subordinated notes payable, net	(3)	3	—
Total increase in interest expense	5,544	1,789	7,333
Total increase in net interest income	$862	$4,452	$5,314

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

Provision for Loan Losses for the Three Months Ended March 31, 2018 and 2017. We recorded provision for loan losses of $195,000 for the three months ended March 31, 2018, compared to provision of $243,000 for the three months ended March 31, 2017. The provision for loan losses for the three months ended March 31, 2018, was comprised of a net increase in general reserves of $431,000, partially offset by recoveries of $206,000 and a decrease to specific reserves of $30,000 on non-performing loans. The provision for loan losses for the three months ended March 31, 2017, was comprised of a net increase of $215,000 of specific reserves on non-performing loans and a net increase in general reserves of $97,000, partially offset by recoveries of $69,000.

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

The following table presents the components of our non-interest income by operating segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$8,963	$(55)	$8,908	$—	$9,396	$(56)	$9,340
Service charges	134	—	—	134	94	—	—	94
Net gain (loss) on the sale and call of debt securities	5	—	—	5	(2)	—	—	(2)
Swap fees	1,248	—	—	1,248	1,099	—	—	1,099
Commitment and other fees	332	—	—	332	408	—	—	408
Other income (1)	462	—	—	462	469	1	—	470
Total non-interest income	$2,181	$8,963	$(55)	$11,089	$2,068	$9,397	$(56)	$11,409

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Three Months Ended March 31, 2018 and 2017. Our non-interest income was $11.1 million for the three months ended March 31, 2018, a decrease of $320,000, or 2.8%, from $11.4 million for the same period in 2017, primarily related to a decrease in investment management fees partially offset by an increase in swap fees for the Bank.

Bank Segment:

•
Swap fees increased $149,000 for the three months ended March 31, 2018, as compared to the same period in 2017, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions and term loan originations.

Investment Management Segment:

•
Investment management fees decreased $433,000 for the three months ended March 31, 2018, as compared to the same period in 2017, which reflected a high proportion of gross inflows into lower average fee rate products, particularly fixed income, relative to outflows from higher fee products and market depreciation in higher fee equity products. Assets under management of $8.34 billion as of March 31, 2018, increased $152.0 million from March 31, 2017.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$9,899	$6,333	$(764)	$15,468	$8,493	$5,450	$(50)	$13,893
Premises and occupancy costs	1,009	285	(4)	1,290	961	305	—	1,266
Professional fees	770	423	(98)	1,095	705	164	(18)	851
FDIC insurance expense	1,146	—	—	1,146	953	—	—	953
General insurance expense	179	68	—	247	198	103	—	301
State capital shares tax	427	—	—	427	352	—	—	352
Travel and entertainment expense	465	282	(101)	646	409	206	—	615
Intangible amortization expense	—	461	—	461	—	463	—	463
Other operating expenses (1)	1,891	182	997	3,070	1,534	811	119	2,464
Total non-interest expense	$15,786	$8,034	$30	$23,850	$13,605	$7,502	$51	$21,158

Full-time equivalent employees (2)	169	63	—	232	162	66	—	228

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Three Months Ended March 31, 2018 and 2017. Our non-interest expense for the three months ended March 31, 2018, increased $2.7 million, or 12.7%, as compared to the same period in 2017, of which $2.2 million relates to the increase in expenses of the Bank segment and $532,000 relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended March 31, 2018, increased by $1.4 million, compared to the same period in 2017, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•	FDIC insurance expense for the three months ended March 31, 2018, increased by $193,000, compared to the same period in 2017, due to the increase in the Bank’s assets.

•	Other operating expenses for the three months ended March 31, 2018, increased by $357,000 compared to the same period in 2017, primarily related to higher data processing expenses.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the three months ended March 31, 2018, increased by $883,000, compared to the same period in 2017, primarily due to increases in the overall annual wage and benefits costs of our existing employees, and increases in stock-based compensation expenses.

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

Income Taxes for the Three Months Ended March 31, 2018 and 2017. For the three months ended March 31, 2018, we recognized income tax expense of $2.9 million, or 21.8% of income before tax, as compared to income tax expense of $3.4 million, or 31.4% of income before tax, for the same period in 2017. Our effective tax rate of 21.8% for the three months ended March 31, 2018, decreased as compared to the prior year largely due to the decrease in the federal income tax rate from 35% to 21% from recent tax legislation.

Financial Condition

Our total assets as of March 31, 2018, were $4.91 billion, which was an increase of $128.9 million, or 10.9% on an annualized basis, from December 31, 2017, driven primarily by growth in our loan portfolio. As of March 31, 2018, our loan portfolio of $4.30 billion, increased $118.5 million, or 11.5% annualized, from December 31, 2017. Total investment securities increased $24.8 million, or 45.6% annualized, to $245.4 million, as of March 31, 2018, from December 31, 2017, primarily as a result of the net activity of purchases, calls, and sales of certain securities. Cash and cash equivalents decreased $11.1 million, to $145.0 million, as of March 31, 2018, from December 31, 2017. As of March 31, 2018, our total deposits of $4.10 billion increased $111.3 million, or 11.3% annualized, from December 31, 2017. Net borrowings decreased $31.1 million, to $304.8 million, as of March 31, 2018, from December 31, 2017. Our shareholders’ equity increased $51.2 million to $440.2 million as of March 31, 2018, from December 31, 2017. This increase was primarily the result of the issuance of $38.4 million in preferred stock, $10.4 million in net income and the impact of $2.0 million in stock-based compensation.

Loans

The Bank’s primary source of income is interest on loans. Our loan portfolio primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. The loan portfolio represents our largest earning asset. As of March 31, 2018, 91.2% of our loans had a floating rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$2,342,024	54.4%	$2,265,737	54.1%
Middle-market banking loans:
Commercial and industrial	683,417	15.9%	667,684	16.0%
Commercial real estate	1,277,325	29.7%	1,250,823	29.9%
Total middle-market banking loans	1,960,742	45.6%	1,918,507	45.9%
Loans held-for-investment	$4,302,766	100.0%	$4,184,244	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $118.5 million, or 11.5% on an annualized basis, to $4.30 billion as of March 31, 2018, as compared to December 31, 2017. Our growth for the three months ended March 31, 2018, was comprised of an increase in private banking loans of $76.3 million, an increase in commercial and industrial loans of $15.7 million, and an increase in commercial real estate loans of $26.5 million.

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel, including referral relationships with financial intermediaries, which operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that are secured by cash, marketable securities, cash value life insurance, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of March 31, 2018, there were $2.22 billion, or 94.9%, of private banking loans that were secured by cash, marketable securities or cash value life insurance as compared to $2.14 billion, or 94.6%, as of December 31, 2017. Our private banking lines of credit are typically due on demand. The growth in these loans is expected to continue as a result of our focus on this portion of our private banking business as we believe we have strong competitive advantages in this line of business. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are secured by cash, marketable securities or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2018	December 31, 2017
Private banking loans:
Secured by cash, marketable securities or cash value life insurance	$2,223,158	$2,142,384
Secured by real estate	91,772	93,169
Other	27,094	30,184
Total private banking loans	$2,342,024	$2,265,737

Middle-Market Banking - Commercial and Industrial Loans. Our commercial and industrial loan portfolio primarily includes loans made to service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans, except for certain commercial loans that are secured by marketable securities.

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

As of March 31, 2018, there were $1.11 billion of total commercial real estate loans with a floating interest rate and $167.3 million with a fixed interest rate, as compared to $1.07 billion and $178.1 million, respectively, as of December 31, 2017.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	March 31, 2018
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$2,208,070	$69,594	$64,360	$2,342,024
Commercial and industrial	155,674	392,675	135,068	683,417
Commercial real estate	265,957	529,582	481,786	1,277,325
Loans held-for-investment	$2,629,701	$991,851	$681,214	$4,302,766

Interest rate sensitivity:
Fixed interest rates	$133,563	$116,147	$128,285	$377,995
Floating or adjustable interest rates	2,496,138	875,704	552,929	3,924,771
Loans held-for-investment	$2,629,701	$991,851	$681,214	$4,302,766

(1)	The loans outstanding reflected in the One Year or Less category in the table above include $2.17 billion of loans that are due on demand with no stated maturity.

Interest Reserve Loans

As of March 31, 2018, loans with interest reserves totaled $200.5 million, which represented 4.7% of loans held-for-investment, as compared to $205.1 million, or 4.9%, as of December 31, 2017. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
General reserves	$12,341	$11,910
Specific reserves	2,477	2,507
Total allowance for loan losses	$14,818	$14,417
Allowance for loan losses to loans	0.34%	0.34%

As of March 31, 2018, we had specific reserves totaling $2.5 million related to impaired loans with an aggregated total outstanding balance of $2.5 million. As of December 31, 2017, we had specific reserves totaling $2.5 million related to impaired loans, with an aggregated total outstanding balance of $3.2 million. These loans were on non-accrual status as of March 31, 2018 and December 31, 2017.

The following table summarizes allowance for loan losses and the percentage of loans by loan category, as of the dates indicated:

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,556	54.4%	$1,577	54.1%
Commercial and industrial	8,466	15.9%	8,043	16.0%
Commercial real estate	4,796	29.7%	4,797	29.9%
Total allowance for loan losses	$14,818	100.0%	$14,417	100.0%

Allowance for Loan Losses as of March 31, 2018 and December 31, 2017. Our allowance for loan losses increased to $14.8 million, or 0.34% of loans, as of March 31, 2018, as compared to $14.4 million, or 0.34% of loans, as of December 31, 2017. Our allowance for loan losses related to private banking loans decreased $21,000 from December 31, 2017 to March 31, 2018, which was attributable to lower specific reserves related to paydowns on non-performing loans partially offset by growth in this portfolio. Our allowance for loan losses related to commercial and industrial loans increased $423,000 from December 31, 2017 to March 31, 2018, which was attributable to increases in general reserves. Our allowance for loan losses related to commercial real estate loans decreased by $1,000 from December 31, 2017 to March 31, 2018, primarily due to the overall strong credit quality of this portfolio offset by loan growth.

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

The following table provides an analysis of the allowance for loan losses, charge-offs, recoveries and provision for loan losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Beginning balance	$14,417	$18,762
Charge-offs:
Private banking	—	—
Commercial and industrial	—	(2,889)
Commercial real estate	—	—
Total charge-offs	—	(2,889)
Recoveries:
Private banking	—	—
Commercial and industrial	206	69
Commercial real estate	—	—
Total recoveries	206	69
Net recoveries (charge-offs)	206	(2,820)
Provision for loan losses	195	243
Ending balance	$14,818	$16,185

Net loan charge-offs (recoveries) to average total loans, annualized	(0.02)%	0.33%
Provision for loan losses to average total loans, annualized	0.02%	0.03%

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of March 31, 2018 and December 31, 2017, and there was no interest income recognized on loans while on non-accrual status for the three months ended March 31, 2018 and 2017. As of March 31, 2018, non-performing loans were $2.5 million, or 0.06% of total loans, compared to $3.2 million, or 0.08%, as of December 31, 2017. We had specific reserves of $2.5 million and $2.5 million as of March 31, 2018 and December 31, 2017, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 0.0% and 18.4% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of March 31, 2018 and December 31, 2017, respectively.

For additional information on our non-performing loans as of March 31, 2018 and December 31, 2017, refer to Note 4, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $6.1 million, or 0.12% of total assets, as of March 31, 2018, as compared to $6.8 million, or 0.14% of total assets, as of December 31, 2017. The decrease in non-performing assets was due to $706,000 in paydowns on non-performing loans during the three months ended March 31, 2018. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of March 31, 2018 and December 31, 2017, we had OREO properties totaling $3.6 million and $3.6 million, respectively.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Non-performing loans:
Private banking	$338	$368
Commercial and industrial	2,139	2,815
Commercial real estate	—	—
Total non-performing loans	$2,477	$3,183
Other real estate owned	3,576	3,576
Total non-performing assets	$6,053	$6,759

Non-performing troubled debt restructured loans	$2,477	$3,183
Performing troubled debt restructured loans	$3,374	$3,371
Non-performing loans to total loans	0.06%	0.08%
Allowance for loan losses to non-performing loans	598.22%	452.94%
Non-performing assets to total assets	0.12%	0.14%

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

For additional information on the age analysis of past due loans segregated by class of loan for March 31, 2018 and December 31, 2017, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

On a monthly basis, we monitor various credit quality indicators for our loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, we monitor the collateral of loans secured by cash, marketable securities or cash value life insurance within the private banking portfolio, which further reduces the risk profile of that portfolio.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for March 31, 2018 and December 31, 2017, refer to Note 4, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting interest rate risk management and liquidity management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities, equity securities and from time to time, debt securities held for trading purposes. Also included in our investment securities is Federal Home Loan Bank Stock. For additional information on FHLB stock, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements. Debt securities purchased with the intent to sell under trading activity and equity securities are recorded at fair value and changes to fair value are recognized in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are securities that the Company intends to hold until maturity and are recorded at amortized cost.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of March 31, 2018 and December 31, 2017, we reported debt securities in available-for-sale and held-to-maturity categories as well as equity securities. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale or trading and equity securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

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

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds, single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of March 31, 2018, was approximately 1.7, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $161.6 million and $138.9 million in debt securities available-for-sale as of March 31, 2018 and December 31, 2017, respectively. The increase of $22.8 million was primarily attributable to purchases of $29.0 million, net of repayments, including calls and maturities, of $3.1 million and sales of $2.0 million of certain securities during the three months ended March 31, 2018.

On a fair value basis, 44.2% of our available-for-sale debt securities as of March 31, 2018, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2017, floating-rate securities comprised 52.2% of our available-for-sale debt securities.

On a fair value basis, 37.3% of our available-for-sale debt securities as of March 31, 2018, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations. As of December 31, 2017, agency securities comprised 41.6% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $58.4 million and $59.3 million in debt securities held-to-maturity as of March 31, 2018 and December 31, 2017, respectively. The decrease of $920,000 was primarily attributable to calls of $895,000 of certain securities during the three months ended March 31, 2018. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, as of March 31, 2018 and December 31, 2017.

Trading Debt Securities. We held no trading debt securities as of March 31, 2018 and December 31, 2017. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

Equity Securities. Equity securities consists of mutual funds investing in short-duration, corporate bonds. There were $8.6 million and $8.6 million in equity securities outstanding as of March 31, 2018 and December 31, 2017, respectively.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	March 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$82,611	$36	$661	$81,986
Trust preferred securities	17,873	659	—	18,532
Non-agency collateralized loan obligations	761	—	6	755
Agency collateralized mortgage obligations	38,197	30	13	38,214
Agency mortgage-backed securities	18,595	105	345	18,355
Agency debentures	3,770	—	11	3,759
Total debt securities available-for-sale	161,807	830	1,036	161,601
Debt securities held-to-maturity:
Corporate bonds	32,187	672	4	32,855
Agency debentures	1,984	—	28	1,956
Municipal bonds	24,184	7	139	24,052
Total debt securities held-to-maturity	58,355	679	171	58,863
Total debt securities	$220,162	$1,509	$1,207	$220,464

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Total debt securities available-for-sale	138,147	1,078	375	138,850
Debt securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total debt securities held-to-maturity	59,275	910	44	60,141
Total debt securities	$197,422	$1,988	$419	$198,991

The change in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, based on estimated annual income divided by the average amortized cost of our available-for-sale and held-to-maturity debt securities portfolios as of March 31, 2018. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	March 31, 2018
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$16,115	2.11%	$44,287	2.76%	$21,584	4.91%	$—	—%	$81,986	3.20%
Trust preferred securities	—	—%	—	—%	9,475	3.63%	9,057	3.99%	18,532	3.80%
Non-agency collateralized loan obligations	—	—%	—	—%	—	—%	755	4.13%	755	4.13%
Agency collateralized mortgage obligations	—	—%	819	1.66%	—	—%	37,395	2.04%	38,214	2.04%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	18,355	1.89%	18,355	1.89%
Agency debentures	—	—%	—	—%	—	—%	3,759	2.97%	3,759	2.97%
Total debt securities available-for-sale	16,115		45,106		31,059		69,321		161,601
Weighted average yield		2.11%		2.74%		4.53%		2.32%		2.84%
Debt securities held-to-maturity:
Corporate bonds	5,079	6.38%	—	—%	27,776	5.33%	—	—%	32,855	5.49%
Agency debentures	—	—%	—	—%	1,956	2.83%	—	—%	1,956	2.83%
Municipal bonds	1,002	1.65%	13,369	2.31%	9,681	2.66%	—	—%	24,052	2.42%
Total debt securities held-to-maturity	6,081		13,369		39,413		—		58,863
Weighted average yield		5.59%		2.31%		4.53%		—%		4.13%
Total debt securities	$22,196		$58,475		$70,472		$69,321		$220,464
Weighted average yield		3.05%		2.64%		4.53%		2.32%		3.18%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Our total assets under management of $8.34 billion increased $35.0 million, or 0.4%, as of March 31, 2018, from $8.31 billion as of December 31, 2017.

The following table shows the changes of our assets under management by investment style for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,511,000	$92,000	$(79,000)	$(49,000)	$3,475,000
Fixed income investment styles	3,049,000	240,000	(101,000)	(8,000)	3,180,000
Balanced investment styles	1,749,000	79,000	(136,000)	(3,000)	1,689,000
Total assets under management	$8,309,000	$411,000	$(316,000)	$(60,000)	$8,344,000

(1)	Inflows consist of new business as well as contributions from existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

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

As of March 31, 2018, we consider approximately 88% of our total deposits to be relationship-based deposits. Some of our relationship-based deposits, including reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®, have been classified for some regulatory purposes as brokered deposits, while for other regulatory purposes they are not classified as brokered deposits. As of March 31, 2018, the Bank had CDARS® and ICS® reciprocal deposits totaling $497.0 million and other brokered deposits of $473.3 million. We continue to utilize other brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$464,247	1.42%	$217,704	0.67%
Money market deposit accounts	2,281,606	1.44%	1,916,428	0.87%
Certificates of deposit	977,689	1.52%	934,913	0.98%
Total average interest-bearing deposits	3,723,542	1.46%	3,069,045	0.89%
Noninterest-bearing deposits	228,257	—	218,007	—
Total average deposits	$3,951,799	1.38%	$3,287,052	0.83%

Average Deposits for the Three Months Ended March 31, 2018 and 2017. For the three months ended March 31, 2018, our average total deposits were $3.95 billion, representing an increase of $664.7 million, or 20.2%, from the same period in 2017. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 57 basis points to 1.46% for the three months ended March 31, 2018, from 0.89% for the same period in 2017, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 61.3% of total average interest-bearing deposits, for the three months ended March 31, 2018, from 62.4% for the same period in 2017. Average certificates of deposit decreased to 26.2% of total average interest-bearing deposits for the three months ended March 31, 2018, compared to 30.5% for the same period in 2017. Average interest-bearing checking accounts increased to 12.5% of total average interest-bearing deposits for the three months ended March 31, 2018, compared to 7.1% for the same period in 2017. Average noninterest-bearing deposits increased $10.3 million, or 4.7%, in the three months ended March 31, 2018, from the three months ended March 31, 2017, and the average cost of total deposits increased 55 basis points to 1.38% for the three months ended March 31, 2018, from 0.83% for the same period in 2017.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of March 31, 2018.

(Dollars in thousands)	March 31, 2018
Months to maturity:
Three months or less	$368,598
Over three to six months	163,885
Over six to 12 months	113,081
Over 12 months	146,569
Total	$792,133

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

The following table presents certain information with respect to our outstanding borrowings, as of March 31, 2018 and December 31, 2017.

	March 31, 2018					December 31, 2017
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Daily FHLB borrowings	$120,000	1.90%	$185,000	$163,889	1-4 days	$195,000	1.57%	$370,000	$195,315	1-4 days
Term FHLB borrowings:
Issued 12/29/2016	—	—%	—	—		—	0.85%	100,000	23,836	3 months
Issued 3/29/2017	—	—%	—	—		—	1.07%	100,000	25,205	3 months
Issued 6/29/2017	—	—%	—	—		—	1.32%	100,000	25,205	3 months
Issued 9/29/2017	—	—%	—	—		—	1.33%	100,000	24,932	3 months
Issued 12/29/2017	—	1.66%	100,000	96,667	3 months	100,000	1.66%	100,000	822	3 months
Issued 1/8/2018	50,000	1.69%	50,000	3,333	3 months	—	—%	—	—
Issued 3/29/2018	100,000	2.04%	100,000	46,111	3 months	—	—%	—	—
Line of credit borrowings	—	—%	6,200	5,373	12 months	6,200	4.56%	6,200	2,214	12 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$305,000	2.35%	$476,200	$350,373		$336,200	2.09%	$911,200	$332,529

In June 2016, the Company entered into a three-year cash flow hedge derivative transaction to establish the interest rate paid on $100.0 million of the FHLB borrowings at an effective rate of 0.83% plus the difference between the 3-month FHLB advance rate and 3-month LIBOR. In January 2018, the Company entered into a three-year cash flow hedge derivative transaction to establish the interest rate paid on $50.0 million of the FHLB borrowings at an effective rate of 2.21% plus the difference between the 3-month FHLB advance rate and 3-month LIBOR. For additional information on the cash flow hedge, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of March 31, 2018, the Bank and Chartwell subsidiaries represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell subsidiaries, availability on our line of credit, and the net proceeds from the issuance of our debt or equity securities. As of March 31, 2018, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable, the dividend on our preferred stock, interest payments on other borrowings and our share repurchase programs. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by bank personnel. During the three months ended March 31, 2018, the parent company paid $575,000 related to share repurchase programs and $1.1 million related to interest payments on the subordinated notes and other borrowings. During the three months ended March 31, 2017, the parent company paid $1.0 million related to interest payments on the subordinated notes and $1.0 million related to share repurchase programs. We believe that our cash on hand at the parent company level coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of March 31, 2018. In addition, the holding company maintains an unsecured line of credit of $25.0 million with Texas Capital Bank, of which the full amount was available as of March 31, 2018.

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

Our principal sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, unpledged debt securities available-for-sale and equity securities, loan repayments (scheduled and unscheduled) and future earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to reciprocal CDARS® and ICS® deposits and other brokered deposits, and the ability to raise debt and equity. Customer deposits are an important source of liquidity. This depends on the confidence of those customers in us and is supported by our capital position and the protection provided by FDIC insurance.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 83.5% and 83.5% as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we had available liquidity of $816.4 million, or 16.6% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and unpledged investment securities), totaling $247.1 million, or 5.0% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $569.3 million, or 11.6% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Available cash	$80,668	$91,060
Unpledged debt securities available-for-sale and equity securities	166,413	143,499
Net borrowing capacity	569,284	535,907
Total liquidity	$816,365	$770,466

For the three months ended March 31, 2018, we generated $14.9 million of cash from operating activities, compared to cash generated of $1.3 million for the same period in 2017. This change in cash flow was primarily the result of an increase in net income of $2.9 million for the three months ended March 31, 2018, a federal income tax refund of $10.0 million and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $144.5 million, for the three months ended March 31, 2018, as compared to a net cash outflow of $133.2 million for the same period in 2017. The outflows for the three months ended March 31, 2018, were primarily due to net loan growth of $121.6 million and purchases of investment securities totaling $29.0 million, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $6.0 million. The outflows for the three months ended March 31, 2017, included net loan growth of $145.7 million and purchases of investment securities totaling $12.7 million, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $22.5 million.

Financing activities resulted in a net inflow of $118.5 million for the three months ended March 31, 2018, compared to a net inflow of $140.4 million for the same period in 2017. The inflows for the three months ended March 31, 2018, were primarily a result of a net increase in deposits of $111.3 million, net proceeds from the issuance of preferred stock of $38.4 million, and a net decrease in FHLB borrowings of $25.0 million, compared to a $31.1 million net increase in deposits and a net increase in FHLB borrowings of $110.0 million for the three months ended March 31, 2017.

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

Shareholders’ Equity. Shareholders’ equity increased to $440.2 million as of March 31, 2018, compared to $389.1 million as of December 31, 2017. The $51.2 million increase during the three months ended March 31, 2018, was primarily attributable to the issuance of $38.4 million in preferred stock, net income of $10.4 million, the impact of $2.0 million in stock-based compensation and $521,000 in exercises of stock options, partially offset by a decrease of $161,000 in accumulated other comprehensive income (loss) and the purchase of $575,000 in treasury stock.

In March 2018, the Company completed the issuance and sale of an underwritten public offering of 1,400,000 depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). In addition, the Company granted the underwriters an option to purchase additional depositary shares of 210,000 which has been exercised. The shares were offered pursuant to the Company’s Registration Statement on Form S-3. The Company received net proceeds of $38.4 million from the sale of 40,250 shares of its Series A Preferred Stock (equivalent to 1,610,000 depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company, under federal regulatory capital rules.

When, as, and if declared by the board of directors of the Company, dividends will be payable on the Series A Preferred Stock from the date of issuance to, but excluding April 1, 2023 at a rate of 6.75% per annum, payable quarterly, in arrears, and from and including April 1, 2023, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 398.5 basis points per annum, payable quarterly, in arrears. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2023, as described in the prospectus supplement relating to the offering filed with the SEC on March 19, 2018, pursuant to rule 424(b)(2).

Regulatory Capital. As of March 31, 2018 and December 31, 2017, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of March 31, 2018 and December 31, 2017, the capital conservation buffer was 1.875% and 1.25%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$391,012	12.84%	$243,549	8.00%	N/A	N/A
Bank	$387,893	12.83%	$241,883	8.00%	$302,354	10.00%
Tier 1 risk-based capital ratio
Company	$373,083	12.25%	$182,662	6.00%	N/A	N/A
Bank	$375,085	12.41%	$181,412	6.00%	$241,883	8.00%
Common equity tier 1 risk-based capital ratio
Company	$337,727	11.09%	$136,996	4.50%	N/A	N/A
Bank	$375,085	12.41%	$136,059	4.50%	$196,530	6.50%
Tier 1 leverage ratio
Company	$373,083	7.96%	$187,574	4.00%	N/A	N/A
Bank	$375,085	8.03%	$186,853	4.00%	$233,566	5.00%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	March 31, 2018
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$3,096,988	$65,500	$—	$—	$3,162,488
Certificates of deposit	735,110	201,357	—	—	936,467
Borrowings outstanding	270,000	35,000	—	—	305,000
Interest payments on certificates of deposit and borrowings	11,905	5,409	—	—	17,314
Operating leases	2,567	4,867	1,943	761	10,138
Commitments for low income housing and historic tax credits	8,492	10,805	423	56	19,776
Commitments for small business investment companies	4,595	—	—	—	4,595
Preferred dividends declared	762	—	—	—	762
Columbia Partners acquisition (1)	1,335	—	—	—	1,335
Total contractual obligations	$4,131,754	$322,938	$2,366	$817	$4,457,875

(1)	On January 24, 2018, the Company entered into a definitive asset purchase agreement to acquire Columbia Partners which closed on April 6, 2018.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Loan commitments are recorded on our financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by cash, marketable securities, cash value life insurance or residential properties, commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding.

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

	March 31, 2018
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$2,216,306	$175,138	$75,496	$76,987	$2,543,927
Standby letters of credit	55,975	14,988	4,018	4,102	79,083
Total off-balance sheet arrangements	$2,272,281	$190,126	$79,514	$81,089	$2,623,010

(1)
The off-balance sheet amounts reflected in the One Year or Less category in the table above include $2.03 billion in unused loan commitments and $3.2 million in standby letters of credit that are due on demand with no stated maturity.

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

Interest rate risk is comprised of re-pricing risk, basis risk, yield curve risk and option risk. Re-pricing risk arises from differences in the cash flow or re-pricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount or at the same time. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Option risk arises from embedded options within asset and liability products as certain borrowers may prepay their loans and certain depositors may redeem their certificates when rates change.

Our ALCO actively measures and manages interest rate risk. The ALCO is responsible for the formulation and implementation of strategies to improve balance sheet positioning and earnings, and for reviewing our interest rate sensitivity position. This involves devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital.

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

In our view, all three measures also have specific benefits and shortcomings. Net interest income (“NII”) simulation explicitly measures exposure to earnings from changes in market rates of interest but does not provide a long-term view of value. Economic value of equity (“EVE”) helps identify changes in optionality and price over a longer term horizon but its liquidation perspective does not convey the earnings-based measures that are typically the focus of managing and valuing a going concern. Gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to re-pricing over a period of time but only captures a single rate environment. Reviewing these various measures collectively helps management obtain a comprehensive view of our interest risk rate profile.

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

	March 31, 2018		December 31, 2017
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$27,188	24.19%	$24,558	23.27%
+200	$18,153	16.15%	$16,380	15.52%
+100	$9,053	8.06%	$8,166	7.74%
–100	$(9,737)	(8.66)%	$(8,928)	(8.46)%

Economic value of equity:
+300	$3,976	0.91%	$(971)	(0.25)%
+200	$3,521	0.81%	$43	0.01%
+100	$1,854	0.43%	$55	0.01%
–100	$(2,261)	(0.52)%	$(391)	(0.10)%

Given the current and projected short-term interest rate environment, we will continue to manage an asset sensitive interest rate risk position when it comes to net interest income. Given the longer term nature of the economic value of equity analysis and with longer term interest rates less certain, we will continue to manage a neutral interest rate risk position when it comes to economic value of equity.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	March 31, 2018
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$140,171	$—	$—	$—	$—	$—	$—	$140,171
Federal funds sold	4,481	—	—	—	—	—	—	4,481
Total investment securities	90,993	11,485	28,060	70,730	23,217	22,012	(1,147)	245,350
Total loans	3,965,062	47,954	90,647	116,917	59,839	18,514	3,833	4,302,766
Other assets	—	—	—	—	—	—	213,985	213,985
Total assets	$4,200,707	$59,439	$118,707	$187,647	$83,056	$40,526	$216,671	$4,906,753

Liabilities:
Transaction deposits	$2,696,949	$—	$139,087	$65,500	$—	$—	$260,952	$3,162,488
Certificates of deposit	429,981	190,489	114,640	201,357	—	—	—	936,467
Borrowings, net	120,000	—	—	185,000	—	—	(236)	304,764
Other liabilities	—	—	—	—	—	—	62,805	62,805
Total liabilities	3,246,930	190,489	253,727	451,857	—	—	323,521	4,466,524

Equity	—	—	—	—	—	—	440,229	440,229
Total liabilities and equity	$3,246,930	$190,489	$253,727	$451,857	$—	$—	$763,750	$4,906,753

Interest rate sensitivity gap	$953,777	$(131,050)	$(135,020)	$(264,210)	$83,056	$40,526	$(547,079)
Cumulative interest rate sensitivity gap	$953,777	$822,727	$687,707	$423,497	$506,553	$547,079
Cumulative interest rate sensitive assets to rate sensitive liabilities	129.4%	123.9%	118.6%	110.2%	112.2%	113.2%	109.9%
Cumulative gap to total assets	19.4%	16.8%	14.0%	8.6%	10.3%	11.1%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 118.6% as of March 31, 2018, from 113.7% as of December 31, 2017.

In June 2016, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $100.0 million of the Company’s borrowings for a period of three years. In January 2018, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $50.0 million of the Company’s borrowings for a period of three years. These transactions have the effect on our gap analysis of moving $150.0 million of borrowings from the less than 90 day re-pricing category to the one to three years re-pricing category. For additional information on the cash flow hedge, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2018, the Company was not a party to any legal proceedings that the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There are risks, many beyond our control, that could cause our results to differ significantly from management’s expectations. Any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2017, or in this Quarterly Report on Form 10-Q could, by itself or together with one or more other factors, adversely affect our business, results of operations or financial condition. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended March 31, 2018:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1, 2018 - January 31, 2018	—	$—	—	$5,000,000
February 1, 2018 - February 28, 2018	13,000	23.17	13,000	4,698,786
March 1, 2018 - March 31, 2018	11,200	24.49	11,200	4,424,545
Total	24,200	$23.78	24,200	$4,424,545

*
In January 2018, the Company announced that its Board of Directors had approved a share repurchase program authorizing the Company to repurchase up to $5 million of its common stock from time to time on the open market or in privately negotiated transactions.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Date: May 7, 2018