Form 10-Q
period 2018-06-30
TriState Capital Holdings, Inc.
filed 2018-08-06
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2018

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

As of July 31, 2018, there were 28,949,383 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	June 30, 2018	December 31, 2017

ASSETS

Cash	$382	$380
Interest-earning deposits with other institutions	157,717	140,975
Federal funds sold	6,268	14,798
Cash and cash equivalents	164,367	156,153
Debt securities available-for-sale, at fair value (cost: $187,430 and $138,147, respectively)	186,467	138,850
Debt securities held-to-maturity, at cost (fair value: $77,283 and $60,141, respectively)	77,098	59,275
Equity securities, at fair value (cost: $9,040 and $8,910, respectively)	8,630	8,635
Federal Home Loan Bank stock	16,479	13,792
Total investment securities	288,674	220,552
Loans held-for-investment	4,552,928	4,184,244
Allowance for loan losses	(15,321)	(14,417)
Loans held-for-investment, net	4,537,607	4,169,827
Accrued interest receivable	16,187	13,519
Investment management fees receivable, net	7,835	7,720
Goodwill	41,659	38,724
Intangible assets, net of accumulated amortization of $7,424 and $6,461, respectively	27,208	26,634
Office properties and equipment, net of accumulated depreciation of $11,609 and $10,844, respectively	4,875	4,885
Bank owned life insurance	67,451	66,593
Prepaid expenses and other assets	78,073	73,290
Total assets	$5,233,936	$4,777,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$4,441,202	$3,987,611
Borrowings, net	264,814	335,913
Accrued interest payable on deposits and borrowings	2,433	2,499
Deferred tax liability, net	4,691	4,152
Acquisition earn out liability	3,138	—
Other accrued expenses and other liabilities	63,764	58,651
Total liabilities	4,780,042	4,388,826

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A shares issued and outstanding - 40,250 and 0, respectively	38,432	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 30,796,284 and 30,342,471, respectively; Shares outstanding - 28,947,883 and 28,591,101, respectively	291,608	289,507
Additional paid-in capital	13,038	10,290
Retained earnings	135,937	111,732
Accumulated other comprehensive income, net	1,045	1,246
Treasury stock (1,848,401 and 1,751,370 shares, respectively)	(26,166)	(23,704)
Total shareholders’ equity	453,894	389,071
Total liabilities and shareholders’ equity	$5,233,936	$4,777,897

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Interest income:
Loans	$44,614	$30,242	$83,641	$57,261
Investments	2,300	1,535	4,084	3,005
Interest-earning deposits	870	338	1,475	586
Total interest income	47,784	32,115	89,200	60,852

Interest expense:
Deposits	16,696	8,496	30,097	15,209
Borrowings	2,297	1,586	4,050	2,694
Total interest expense	18,993	10,082	34,147	17,903
Net interest income	28,791	22,033	55,053	42,949
Provision for loan losses	415	516	610	759
Net interest income after provision for loan losses	28,376	21,517	54,443	42,190
Non-interest income:
Investment management fees	9,686	9,130	18,594	18,470
Service charges on deposits	140	97	274	191
Net gain on the sale and call of debt securities	1	241	6	239
Swap fees	1,937	1,218	3,185	2,317
Commitment and other loan fees	331	409	663	817
Other income	407	617	869	1,087
Total non-interest income	12,502	11,712	23,591	23,121
Non-interest expense:
Compensation and employee benefits	15,742	14,222	31,210	28,115
Premises and occupancy costs	1,264	1,240	2,554	2,506
Professional fees	1,554	823	2,649	1,674
FDIC insurance expense	1,134	1,000	2,280	1,953
General insurance expense	242	259	489	560
State capital shares tax	484	398	911	750
Travel and entertainment expense	1,006	747	1,652	1,362
Intangible amortization expense	502	462	963	925
Other operating expenses	3,390	2,633	6,460	5,097
Total non-interest expense	25,318	21,784	49,168	42,942
Income before tax	15,560	11,445	28,866	22,369
Income tax expense	968	3,024	3,873	6,456
Net income	$14,592	$8,421	$24,993	$15,913
Preferred stock dividends on Series A	762	—	762	—
Net income available to common shareholders	$13,830	$8,421	$24,231	$15,913

Earnings per common share:
Basic	$0.50	$0.31	$0.88	$0.58
Diluted	$0.48	$0.29	$0.84	$0.55

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017

Net income	$14,592	$8,421	$24,993	$15,913

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities, net of tax expense (benefit) of $(174), $394, $(396) and $509	(567)	707	(1,325)	890

Reclassification adjustment for gains included in net income on investment securities, net of tax expense of $0, $(86), $(1) and $(85)	(1)	(155)	(5)	(154)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $79, $(87), $299 and $(56)	261	(155)	983	(100)

Reclassification adjustment for gains included in net income on derivatives, net of tax expense of $(89), $(29), $(126) and $(44)	(293)	(52)	(414)	(79)

Other comprehensive income (loss)	(600)	345	(761)	557

Total comprehensive income	$13,992	$8,766	$24,232	$16,470

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2016	$—	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807
Net income	—	—	—	15,913	—	—	15,913
Other comprehensive income	—	—	—	—	557	—	557
Exercise of stock options	—	2,456	(1,504)	—	—	—	952
Purchase of treasury stock	—	—	—	—	—	(4,120)	(4,120)
Stock-based compensation	—	—	2,530	—	—	—	2,530
Balance, June 30, 2017	$—	$287,936	$7,808	$89,657	$1,387	$(19,149)	$367,639

Balance, December 31, 2017	$—	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071
Impact of adoption of ASU 2014-09 (see Note 1)	—	—	—	534	—	—	534
Reclassification for equity securities under ASU 2016-01 (see Note 1)	—	—	—	(286)	286	—	—
Reclassification for certain income tax effects under ASU 2018-02 (see Note 1)	—	—	—	(274)	274	—	—
Net income	—	—	—	24,993	—	—	24,993
Other comprehensive loss	—	—	—	—	(761)	—	(761)
Issuance of preferred stock (net of offering costs of $1,818)	38,432	—	—	—	—	—	38,432
Preferred stock dividend	—	—	—	(762)	—	—	(762)
Exercise of stock options	—	2,101	(1,194)	—	—	—	907
Purchase of treasury stock	—	—	—	—	—	(2,462)	(2,462)
Stock-based compensation	—	—	3,942	—	—	—	3,942
Balance, June 30, 2018	$38,432	$291,608	$13,038	$135,937	$1,045	$(26,166)	$453,894

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$24,993	$15,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,729	1,681
Amortization of deferred financing costs	101	101
Provision for loan losses	610	759
Net gain on the sale of loans	(19)	(17)
Stock-based compensation expense	3,942	2,530
Net gain on the sale or call of debt securities available-for-sale	(3)	(239)
Net gain on the call of debt securities held-to-maturity	(3)	—
Unrealized loss from equity securities	36	—
Net amortization of premiums and discounts on debt securities	431	442
Decrease (increase) in investment management fees receivable, net	(115)	331
Increase in accrued interest receivable	(2,668)	(993)
Increase (decrease) in accrued interest payable	(66)	52
Bank owned life insurance income	(858)	(899)
Increase in income taxes payable	—	9
Decrease in prepaid income taxes	9,424	35
Deferred tax provision	763	536
Decrease in accounts payable and other accrued expenses	(6,061)	(8,533)
Other, net	174	(2,819)
Net cash provided by operating activities	32,410	8,889
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(61,489)	(7,701)
Purchase of debt securities held-to-maturity	(19,878)	(7,467)
Purchase of equity securities	(130)	(144)
Proceeds from the sale of debt securities available-for-sale	2,037	—
Principal repayments and maturities of debt securities available-for-sale	9,837	41,844
Principal repayments and maturities of debt securities held-to-maturity	2,000	—
Investment in low income housing and historic tax credits	(1,930)	(856)
Investment in small business investment companies	—	(235)
Net purchase of Federal Home Loan Bank stock	(2,687)	(8,510)
Net increase in loans	(371,714)	(380,661)
Proceeds from loan sales	3,342	6,867
Proceeds from the sale of other real estate owned	—	307
Additions to office properties and equipment	(755)	(533)
Acquisition	(1,335)	—
Net cash used in investing activities	(442,702)	(357,089)
Cash flows from financing activities:
Net increase in deposit accounts	453,591	243,089
Net increase (decrease) in Federal Home Loan Bank advances	(65,000)	120,000
Net increase (decrease) in line of credit advances	(6,200)	4,000
Net proceeds from issuance of preferred stock	38,432	—
Net proceeds from exercise of stock options	907	952
Purchase of treasury stock	(2,462)	(4,120)
Dividends paid on preferred stock (1)	(762)	—
Net cash provided by financing activities	418,506	363,921
Net change in cash and cash equivalents during the period	8,214	15,721
Cash and cash equivalents at beginning of the period	156,153	103,994
Cash and cash equivalents at end of the period	$164,367	$119,715

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest expense	$34,112	$17,750
Income taxes	$(6,314)	$5,876
Other non-cash activity:
Contingent consideration	$3,138	$—

(1)	The cash dividend payment was made to the Company’s transfer agent on June 29, 2018, and subsequently paid to preferred shareholders on July 2, 2018.

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] BASIS OF INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer.

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

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly owned subsidiary, Meadowood Asset Management, LLC (established in 2011 to hold and manage the foreclosed properties for the Bank), after elimination of inter-company accounts and transactions. The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, interest-earning deposits with other institutions, federal funds sold, and short-term investments that have an original maturity of 90 days or less.

INVESTMENT SECURITIES
The Company’s investments are classified as either: (1) held-to-maturity – debt securities that the Company intends to hold until maturity and are reported at amortized cost; (2) trading securities – debt securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in non-interest income; (3) available-for-sale – debt securities not classified as either held-to-maturity or trading securities and reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), on an after-tax basis; or (4) equity securities which are reported at fair value, with unrealized gains and losses included in non-interest income.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value, as of June 30, 2018 and December 31, 2017. Cash and stock dividends are reported as interest income on investments, in the consolidated statements of income.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan portfolio as of June 30, 2018 and December 31, 2017. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the six months ended June 30, 2018, and no allowance for uncollectible accounts as of June 30, 2018. There was $150,000 bad debt expense associated with a single relationship recorded for the six months ended June 30, 2017, and there was no allowance for uncollectible accounts as of December 31, 2017.

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

RECENT ACCOUNTING DEVELOPMENTS
In June 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” which more closely aligns the accounting for employee and nonemployee share-based payments. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The changes could be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted this standard on January 1, 2018, and elected to reclassify the effect of the change in the U.S. federal corporate income tax rate from accumulated other comprehensive income to retained earnings of $274,000, which is reflected in the Consolidated Statements of Changes in Shareholders' Equity in the period of adoption.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The changes are effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. Management created a formal working group to govern the implementation of this standard consisting of key stakeholders from finance, risk and credit. We are currently in the process of designing current expected credit loss estimation methodologies and systems, and collecting data to be able to comply with this standard. The Company is currently evaluating the impact this standard will have on our results of operations, financial position and related disclosure.

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

•
Service charges on deposits - these represent general service fees for monthly account maintenance and activity- or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Commitment and other loan fees - this represents letters of credit fees and unused loan commitment fees. Revenue is recognized upon the issuance or renewal of a letter of credit and monthly for unused commitment fees.

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

[2] BUSINESS COMBINATION

On April 6, 2018, TriState Capital Holdings, Inc. through its wholly owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of investment management contracts, select personnel and related assets from Columbia Partners, L.L.C. Investment Management (the "Columbia acquisition"), totaling approximately $1.07 billion in assets under management. Under the terms of the agreement with Columbia Partners, L.L.C. Investment Management (“Columbia”) investment management contracts were acquired for a purchase price consisting of $1.3 million paid in cash at closing based on a multiple of run-rate revenue plus an earn out. The earn out, which is limited to $3.8 million under the terms of the agreement, will be calculated based on a multiple of run-rate revenue at December 31, 2018. The earn out was estimated, at closing, to be approximately $3.1 million. Any change to the earn out calculation from the estimated $3.1 million recorded at closing will be recorded in the statement of income in the period in which it is deemed probable to occur. The foregoing summary of the agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement.

The following table summarizes total consideration at closing and assets acquired for the Columbia acquisition on April 6, 2018:

(Dollars in thousands)	Columbia Acquisition
Consideration paid:
Cash	$1,334
Estimated earn out, at closing	3,138
Fair value of total consideration	$4,472

Intangible assets acquired	$1,537
Goodwill	2,935
Total net assets purchased	$4,472

In connection with the Columbia acquisition, total acquisition-related transaction costs incurred by TriState Capital were not significant. Since the acquisition, the Columbia acquired operations contributed revenues of $516,000 and approximate earnings of $24,000 which were included in the consolidated statement of income for the six months ended June 30, 2018.

Goodwill is not amortized for book purposes, but is deductible for tax purposes. The following table shows the amount of other intangible assets acquired through the Columbia acquisition on April 6, 2018, by class and estimated useful life.

(Dollars in thousands)	Gross Amount	Weighted Average Estimated Useful Life (months)
Client Relationships:
Sub-advisory client list	$115	132
Separate managed accounts client list	1,365	108
Non-compete agreements	57	48
Total finite-lived intangibles	$1,537	108

The following table presents unaudited pro forma financial information which combines the historical consolidated statements of income of the Company and the Columbia contracts acquired to give effect to the acquisition as if it had occurred on January 1, 2017, for the periods indicated.

	Pro Forma
	Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017
Total revenue	$79,244	$67,229
Net income available to common shareholders	$24,314	$16,124

Earnings per common share:
Basic	$0.88	$0.58
Diluted	$0.84	$0.56

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of debt securities. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$99,737	$13	$1,136	$98,614
Trust preferred securities	17,903	514	—	18,417
Non-agency collateralized loan obligations	626	—	4	622
Agency collateralized mortgage obligations	36,742	60	4	36,798
Agency mortgage-backed securities	21,942	102	427	21,617
Agency debentures	10,480	5	86	10,399
Total debt securities available-for-sale	187,430	694	1,657	186,467
Debt securities held-to-maturity:
Corporate bonds	32,186	360	33	32,513
Agency debentures	21,870	10	40	21,840
Municipal bonds	23,042	11	123	22,930
Total debt securities held-to-maturity	77,098	381	196	77,283
Total debt securities	$264,528	$1,075	$1,853	$263,750

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Total debt securities available-for-sale	138,147	1,078	375	138,850
Debt securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total debt securities held-to-maturity	59,275	910	44	60,141
Total debt securities	$197,422	$1,988	$419	$198,991

Interest income on investment securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Taxable interest income	$1,901	$1,206	$3,314	$2,384
Non-taxable interest income	105	113	216	226
Dividend income	294	216	554	395
Total interest income on investment securities	$2,300	$1,535	$4,084	$3,005

As of June 30, 2018, the contractual maturities of the debt securities were:

	June 30, 2018
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$20,211	$20,158	$6,230	$6,253
Due from one to five years	58,347	58,049	31,938	31,912
Due from five to ten years	31,174	30,613	38,930	39,118
Due after ten years	77,698	77,647	—	—
Total debt securities	$187,430	$186,467	$77,098	$77,283

The $77.6 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of June 30, 2018, included $53.7 million, or 69.1%, that are floating-rate securities. The $38.9 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of June 30, 2018, included $20.8 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related realized gains and losses were:

	Available-for-Sale		Held-to-Maturity		Available-for-Sale		Held-to-Maturity
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Proceeds from sales	$—	$—	$—	$—	$2,037	$—	$—	$—
Proceeds from calls	4,081	16,675	105	—	4,081	21,675	1,000	—
Total proceeds	$4,081	$16,675	$105	$—	$6,118	$21,675	$1,000	$—

Gross realized gains	$4	$241	$—	$—	$6	$241	$3	$—
Gross realized losses	3	—	—	—	3	2	—	—
Net realized gains (losses)	$1	$241	$—	$—	$3	$239	$3	$—

Debt securities available-for-sale of $3.7 million, as of June 30, 2018, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity and equity securities, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$86,824	$1,136	$—	$—	$86,824	$1,136
Non-agency collateralized loan obligations	—	—	622	4	622	4
Agency collateralized mortgage obligations	1,731	1	3,928	3	5,659	4
Agency mortgage-backed securities	5,551	93	8,026	334	13,577	427
Agency debentures	7,300	86	—	—	7,300	86
Total debt securities available-for-sale	101,406	1,316	12,576	341	113,982	1,657
Debt securities held-to-maturity:
Corporate bonds	5,404	33	—	—	5,404	33
Agency debentures	10,841	40	—	—	10,841	40
Municipal bonds	15,091	123	—	—	15,091	123
Total debt securities held-to-maturity	31,336	196	—	—	31,336	196
Equity securities	—	—	8,630	410	8,630	410
Total temporarily impaired securities (1)	$132,742	$1,512	$21,206	$751	$153,948	$2,263

(1)	The number of investment positions with unrealized losses totaled 63 for available-for-sale securities, 25 for held-to-maturity securities and 2 for equity securities.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$29,995	$143	$—	$—	$29,995	$143
Non-agency collateralized loan obligations	—	—	805	6	805	6
Agency collateralized mortgage obligations	1,593	1	32,816	75	34,409	76
Agency mortgage-backed securities	2,960	10	9,437	140	12,397	150
Total debt securities available-for-sale	34,548	154	43,058	221	77,606	375
Debt securities held-to-maturity:
Corporate bonds	2,406	33	—	—	2,406	33
Municipal bonds	6,051	11	—	—	6,051	11
Total debt securities held-to-maturity	8,457	44	—	—	8,457	44
Equity securities	—	—	8,635	275	8,635	275
Total temporarily impaired securities (1)	$43,005	$198	$51,693	$496	$94,698	$694

(1)	The number of investment positions with unrealized losses totaled 28 for available-for-sale securities, 8 for held-to-maturity securities and 2 for equity securities.

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

There were no debt securities classified as trading outstanding as of June 30, 2018 and December 31, 2017.

Equity securities consists of mutual funds investing in short-duration, corporate bonds. There were $8.6 million and $8.6 million in equity securities outstanding as of June 30, 2018 and December 31, 2017, respectively.

There was $16.5 million and $13.8 million in FHLB stock outstanding as of June 30, 2018 and December 31, 2017, respectively.

[4] LOANS

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

Loans held-for-investment were comprised of the following:

	June 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$2,483,285	$741,445	$1,326,318	$4,551,048
Deferred loan costs (fees)	4,877	456	(3,453)	1,880
Loans held-for-investment, net of deferred fees and costs	2,488,162	741,901	1,322,865	4,552,928
Allowance for loan losses	(1,557)	(8,786)	(4,978)	(15,321)
Loans held-for-investment, net	$2,486,605	$733,115	$1,317,887	$4,537,607

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$2,261,625	$667,028	$1,254,184	$4,182,837
Deferred loan costs (fees)	4,112	656	(3,361)	1,407
Loans held-for-investment, net of deferred fees and costs	2,265,737	667,684	1,250,823	4,184,244
Allowance for loan losses	(1,577)	(8,043)	(4,797)	(14,417)
Loans held-for-investment, net	$2,264,160	$659,641	$1,246,026	$4,169,827

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under the loan agreement. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of June 30, 2018 and December 31, 2017, was $2.96 billion and $2.37 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $504,000 and $504,000 as of June 30, 2018 and December 31, 2017, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $72.5 million and $53.3 million as of June 30, 2018 and December 31, 2017, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of June 30, 2018 and December 31, 2017, included in the total unfunded commitments above, was $66.8 million and $74.8 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. During the six months ended June 30, 2018 and 2017, there were draws on standby letters of credit totaling $5.7 million and $191,000, respectively, which were repaid by the borrower. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities or cash value life insurance, which were 95.7% and 94.6% of total private banking loans as of June 30, 2018 and December 31, 2017, respectively.

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

The following tables present the recorded investment in loans by credit quality indicator:

	June 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,487,864	$714,039	$1,321,015	$4,522,918
Special mention	—	22,506	1,850	24,356
Substandard	298	5,356	—	5,654
Loans held-for-investment	$2,488,162	$741,901	$1,322,865	$4,552,928

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,265,369	$639,987	$1,248,972	$4,154,328
Special mention	—	24,882	1,851	26,733
Substandard	368	2,815	—	3,183
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

Changes in the allowance for loan losses were as follows for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,556	$8,466	$4,796	$14,818
Provision for loan losses	1	232	182	415
Charge-offs	—	—	—	—
Recoveries	—	88	—	88
Balance, end of period	$1,557	$8,786	$4,978	$15,321

	Three Months Ended June 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,421	$10,436	$4,328	$16,185
Provision for loan losses	27	198	291	516
Charge-offs	—	(1,000)	—	(1,000)
Recoveries	—	267	—	267
Balance, end of period	$1,448	$9,901	$4,619	$15,968

Changes in the allowance for loan losses were as follows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,577	$8,043	$4,797	$14,417
Provision (credit) for loan losses	(20)	449	181	610
Charge-offs	—	—	—	—
Recoveries	—	294	—	294
Balance, end of period	$1,557	$8,786	$4,978	$15,321

	Six Months Ended June 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,424	$12,326	$5,012	$18,762
Provision (credit) for loan losses	24	1,128	(393)	759
Charge-offs	—	(3,889)	—	(3,889)
Recoveries	—	336	—	336
Balance, end of period	$1,448	$9,901	$4,619	$15,968

The following tables present the age analysis of past due loans segregated by class of loan:

	June 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$280	$90	$—	$370	$2,487,792	$2,488,162
Commercial and industrial	—	—	2,139	2,139	739,762	741,901
Commercial real estate	—	—	—	—	1,322,865	1,322,865
Loans held-for-investment	$280	$90	$2,139	$2,509	$4,550,419	$4,552,928

	December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$1,266	$—	$—	$1,266	$2,264,471	$2,265,737
Commercial and industrial	—	—	—	—	667,684	667,684
Commercial real estate	1,849	—	—	1,849	1,248,974	1,250,823
Loans held-for-investment	$3,115	$—	$—	$3,115	$4,181,129	$4,184,244

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Six Months Ended June 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$298	$477	$298	$328	$—
Commercial and industrial	2,139	2,485	2,139	2,139	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	2,437	2,962	2,437	2,467	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	3,217	5,072	—	3,321	112
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	3,217	5,072	—	3,321	112
Total:
Private banking	298	477	298	328	—
Commercial and industrial	5,356	7,557	2,139	5,460	112
Commercial real estate	—	—	—	—	—
Total	$5,654	$8,034	$2,437	$5,788	$112

	As of and for the Twelve Months Ended December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$368	$541	$368	$438	$—
Commercial and industrial	2,815	3,135	2,139	3,067	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	3,183	3,676	2,507	3,505	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	3,371	5,330	—	4,224	146
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	3,371	5,330	—	4,224	146
Total:
Private banking	368	541	368	438	—
Commercial and industrial	6,186	8,465	2,139	7,291	146
Commercial real estate	—	—	—	—	—
Total	$6,554	$9,006	$2,507	$7,729	$146

Impaired loans as of June 30, 2018 and December 31, 2017, were $5.7 million and $6.6 million, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the six months ended June 30, 2018, and the twelve months ended December 31, 2017. As of June 30, 2018 and December 31, 2017, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $2.4 million and $2.5 million as of June 30, 2018 and December 31, 2017.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	June 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$298	$2,139	$—	$2,437
Collectively evaluated for impairment	1,259	6,647	4,978	12,884
Total allowance for loan losses	$1,557	$8,786	$4,978	$15,321
Loans held-for-investment:
Individually evaluated for impairment	$298	$5,356	$—	$5,654
Collectively evaluated for impairment	2,487,864	736,545	1,322,865	4,547,274
Loans held-for-investment	$2,488,162	$741,901	$1,322,865	$4,552,928

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$368	$2,139	$—	$2,507
Collectively evaluated for impairment	1,209	5,904	4,797	11,910
Total allowance for loan losses	$1,577	$8,043	$4,797	$14,417
Loans held-for-investment:
Individually evaluated for impairment	$368	$6,186	$—	$6,554
Collectively evaluated for impairment	2,265,369	661,498	1,250,823	4,177,690
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$3,217	$3,371
Non-accrual loans	2,437	3,183
Total troubled debt restructurings	$5,654	$6,554

There were unused commitments of $706,000 and $708,000 on loans designated as troubled debt restructurings as of June 30, 2018 and December 31, 2017, respectively.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There was a loan totaling $186,000 modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the six months ended June 30, 2018, and no loans modified as a TDR within twelve months of the corresponding balance sheet date with a payment default during the six months ended June 30, 2017.

There were no loans newly designated as TDRs during six months ended June 30, 2018 and 2017.

Other Real Estate Owned

As of June 30, 2018 and December 31, 2017, the balance of the other real estate owned portfolio was $3.6 million and $3.6 million, respectively. There were no residential mortgage loans in the process of foreclosure as of June 30, 2018.

[6] DEPOSITS

As of June 30, 2018 and December 31, 2017, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	June 30, 2018	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$247,705	$248,092
Interest-bearing checking accounts	0.05 to 2.49%	1.95%	1.42%	612,501	455,341
Money market deposit accounts	0.10 to 2.90%	1.82%	1.37%	2,494,927	2,289,789
Total demand and savings accounts				3,355,133	2,993,222
Certificates of deposit	1.10 to 3.22%	2.10%	1.40%	1,086,069	994,389
Total deposits				$4,441,202	$3,987,611
Weighted average rate on interest-bearing accounts		1.91%	1.38%

As of June 30, 2018 and December 31, 2017, the Bank had total brokered deposits of $496.6 million and $1.07 billion, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $655.8 million and $627.5 million as of June 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, these reciprocal deposits were included in the total brokered deposits above, however were considered non-brokered as of June 30, 2018, resulting from recent legislation.

As of June 30, 2018 and December 31, 2017, certificates of deposit with balances of $100,000 or more, excluding brokered deposits, totaled $472.4 million and $440.2 million, respectively. As of June 30, 2018 and December 31, 2017, certificates of deposit with balances of $250,000 or more, excluding brokered deposits, totaled $173.1 million and $191.4 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
12 months or less	$849,394	$874,733
12 months to 24 months	159,786	96,766
24 months to 36 months	76,889	22,890
Total	$1,086,069	$994,389

Interest expense on deposits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest-bearing checking accounts	$2,576	$759	$4,198	$1,121
Money market deposit accounts	9,722	5,150	17,834	9,248
Certificates of deposit	4,398	2,587	8,065	4,840
Total interest expense on deposits	$16,696	$8,496	$30,097	$15,209

[7] BORROWINGS

As of June 30, 2018 and December 31, 2017, borrowings were comprised of the following:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 6/29/2018	2.05%	$80,000	7/2/2018		$—
Issued 6/29/2018	2.20%	100,000	10/1/2018		—
Issued 4/9/2018	2.01%	50,000	7/9/2018		—
Issued 12/29/2017		—		1.57%	195,000	1/2/2018
Issued 12/29/2017		—		1.66%	100,000	3/29/2018
Line of credit borrowings		—		4.56%	6,200	12/28/2018
Subordinated notes payable (net of debt issuance costs of $186 and $287)	5.75%	34,814	7/1/2019	5.75%	34,713	7/1/2019
Total borrowings, net		$264,814			$335,913

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of June 30, 2018, the Bank’s borrowing capacity is based on the information provided in the March 31, 2018, QCR filing. As of June 30, 2018, the Bank had securities held in safekeeping at the FHLB with a fair value of $3.7 million, combined with pledged loans of $1.09 billion, for a gross borrowing capacity of $776.7 million, of which $230.0 million was outstanding in advances. As of December 31, 2017, there was $295.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of June 30, 2018, the full amount of these established lines were available to the Bank. In addition, the Bank maintains a $2.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain commercial clients of the Bank.

The holding company maintains an unsecured line of credit of $25.0 million, with Texas Capital Bank, of which the full amount was available as of June 30, 2018.

In June 2014, the Company completed a private placement of subordinated notes payable, raising $35.0 million. The subordinated notes have a term of 5 years at a fixed rate of 5.75%. The proceeds qualified as Tier 2 capital for the holding company, under federal regulatory capital rules.

Interest expense on borrowings was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
FHLB borrowings	$1,743	$1,016	$2,890	$1,570
Line of credit borrowings	—	16	52	16
Subordinated notes payable	554	554	1,108	1,108
Total interest expense on borrowings	$2,297	$1,586	$4,050	$2,694

[8] STOCK TRANSACTIONS

In March 2018, the Company completed the issuance and sale of a registered, underwritten public offering of 1,400,000 depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). In addition, the Company granted the underwriters an option to purchase additional depositary shares of 210,000 which was exercised. The Company received net proceeds of $38.4 million from the sale of 40,250 shares of its Series A Preferred Stock (equivalent to 1,610,000 depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company, under federal regulatory capital rules.

When, as, and if declared by the board of directors of the Company, dividends will be payable on the Series A Preferred Stock from the date of issuance to, but excluding April 1, 2023, at a rate of 6.75% per annum, payable quarterly, in arrears, and from and including April 1, 2023, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 398.5 basis points per annum, payable quarterly, in arrears. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2023, as described in the prospectus supplement relating to the offering filed with the SEC on March 19, 2018.

On April 27, 2018, the board of directors declared a dividend payable of approximately $762,000, or $0.47 per depositary share, on its Series A Non-Cumulative Perpetual Preferred Stock, which is payable on July 2, 2018, to preferred shareholders of record as of the close of business on June 15, 2018.

Under authorization by the Board of Directors, the Company was permitted to repurchase its common stock up to prescribed amounts, of which $2.5 million remained available as of June 30, 2018. During the six months ended June 30, 2018, the Company repurchased a total of 97,031 shares for approximately $2.5 million, at an average cost of $25.37 per share, which are held as treasury stock. During the six months ended June 30, 2017, the Company repurchased a total of 174,603 shares for approximately $4.1 million, at an average cost of $23.60 per share, which are held as treasury stock.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares (Series A) Outstanding	Number of Common Shares Outstanding
Balance, December 31, 2016	—	28,415,654
Issuance of restricted common stock	—	324,675
Exercise of stock options	—	100,000
Purchase of treasury stock	—	(174,603)
Balance, June 30, 2017	—	28,665,726

Balance, December 31, 2017	—	28,591,101
Issuance of preferred stock	40,250	—
Issuance of restricted common stock	—	389,113
Forfeitures of restricted common stock	—	(22,000)
Exercise of stock options	—	86,700
Purchase of treasury stock	—	(97,031)
Balance, June 30, 2018	40,250	28,947,883

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of June 30, 2018 and December 31, 2017, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of June 30, 2018 and December 31, 2017, the capital conservation buffer was 1.875% and 1.25%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$402,817	12.66%	$254,606	8.00%	N/A	N/A
Bank	$405,480	12.82%	$252,976	8.00%	$316,220	10.00%
Tier 1 risk-based capital ratio
Company	$383,895	12.06%	$190,954	6.00%	N/A	N/A
Bank	$391,440	12.38%	$189,732	6.00%	$252,976	8.00%
Common equity tier 1 risk-based capital ratio
Company	$348,211	10.94%	$143,216	4.50%	N/A	N/A
Bank	$391,440	12.38%	$142,299	4.50%	$205,543	6.50%
Tier 1 leverage ratio
Company	$383,895	7.68%	$199,902	4.00%	N/A	N/A
Bank	$391,440	7.87%	$199,077	4.00%	$248,846	5.00%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Net income available to common shareholders	$13,830	$8,421	$24,231	$15,913
Weighted average common shares outstanding:
Basic	27,628,120	27,601,702	27,611,498	27,614,423
Restricted stock - dilutive	741,050	636,596	696,278	594,335
Stock options - dilutive	479,799	547,327	478,412	544,159
Diluted	28,848,969	28,785,625	28,786,188	28,752,917

Earnings per common share:
Basic	$0.50	$0.31	$0.88	$0.58
Diluted	$0.48	$0.29	$0.84	$0.55

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive shares (1)	19,000	—	22,500	—

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
	as of June 30, 2018		as of June 30, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$2,493	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	22,424	Other liabilities	22,474

Total	Other assets	$24,917	Other liabilities	$22,474

	Asset Derivatives		Liability Derivatives
	as of December 31, 2017		as of December 31, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,650	Other liabilities	$9
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	12,111	Other liabilities	12,069

Total	Other assets	$13,761	Other liabilities	$12,078

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of June 30, 2018 and December 31, 2017:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
June 30, 2018	$24,917	$—	$24,917	$(3,137)	$—	$21,780

December 31, 2017	$13,761	$—	$13,761	$(5,677)	$—	$8,084

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
June 30, 2018	$22,474	$—	$22,474	$(3,137)	$—	$19,337

December 31, 2017	$12,078	$—	$12,078	$(5,677)	$(124)	$6,277

FAIR VALUE HEDGES OF INTEREST RATE RISK

The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of June 30, 2018, the Company no longer had interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets.

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

The table below presents the effect of the Company’s fair value hedge instruments in the consolidated statements of income:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2018	2017	2018	2017
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Interest income	$—	$(16)	$(9)	$(31)
Interest rate products	Non-interest income	—	1	—	3
Total		$—	$(15)	$(9)	$(28)

CASH FLOW HEDGES OF INTEREST RATE RISK

The Company’s objectives in using certain interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The Company has entered into derivative contracts to hedge the variable cash flows associated with certain FHLB borrowings. These interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company effectively making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2018.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of June 30, 2018 were as follows:

(Dollars in thousands)	Notional Amount	Estimated Increase/(Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 6/29/2016	$100,000	$(1,736)	6/29/2019	12
Issued 1/8/2018	50,000	(177)	1/8/2021	30
Total	$150,000	$(1,913)

The tables below present the effective portion of the Company’s cash flow hedge instruments in the consolidated statements of income and accumulated other comprehensive income:

		Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)		2018	2017	2018	2017
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$382	$81	$340	$(242)
Total		$382	$81	$340	$(242)

		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2018	2017	2018	2017
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$540	$123	$1,282	$(156)
Total		$540	$123	$1,282	$(156)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2018, the Company had derivative transactions with an aggregate notional amount of $1.70 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the consolidated statements of income:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2018	2017	2018	2017
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$(3)	$106	$22	$12
Total		$(3)	$106	$22	$12

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

As of June 30, 2018, the termination value of derivatives for which we had master netting arrangements with the counterparty and in a net liability position was $145,000, including accrued interest. As of June 30, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.1 million. If the Company had breached any of these provisions as of June 30, 2018, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$98,614	$—	$98,614
Trust preferred securities	—	18,417	—	18,417
Non-agency collateralized loan obligations	—	622	—	622
Agency collateralized mortgage obligations	—	36,798	—	36,798
Agency mortgage-backed securities	—	21,617	—	21,617
Agency debentures	—	10,399	—	10,399
Equity securities	8,630	—	—	8,630
Interest rate swaps	—	24,917	—	24,917
Total financial assets	8,630	211,384	—	220,014

Financial liabilities:
Interest rate swaps	—	22,474	—	22,474
Acquisition earn out liability	—	—	3,138	3,138
Total financial liabilities	$—	$22,474	$3,138	$25,612

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$61,689	$—	$61,689
Trust preferred securities	—	18,581	—	18,581
Non-agency collateralized loan obligations	—	805	—	805
Agency collateralized mortgage obligations	—	38,822	—	38,822
Agency mortgage-backed securities	—	18,953	—	18,953
Equity securities	8,635	—	—	8,635
Interest rate swaps	—	13,761	—	13,761
Total financial assets	8,635	152,611	—	161,246

Financial liabilities:
Interest rate swaps	—	12,078	—	12,078
Total financial liabilities	$—	$12,078	$—	$12,078

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

ACQUISITION EARN OUT LIABILITY
The fair value of the acquisition earn out liability is estimated based on management’s estimate of the projected annualized run-rate revenue of Columbia at December 31, 2016, and therefore, are classified as Level 3. For additional information on the calculation of the earn out, refer to Note 2, Business Combination.

NON-RECURRING FAIR VALUE MEASUREMENTS

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$3,217	$3,217
Other real estate owned	—	—	3,576	3,576
Total assets	$—	$—	$6,793	$6,793

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$4,047	$4,047
Other real estate owned	—	—	3,576	3,576
Total assets	$—	$—	$7,623	$7,623

As of June 30, 2018 and December 31, 2017, the Company recorded $2.4 million and $2.5 million, respectively, of specific reserves to allowance for loan losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Multiple/ Discount Rate
Acquisition earn out liability	$3,138	Income approach	Run-rate revenue multiple; client retention	1.6 times

Loans measured for impairment, net	$3,217	Discounted cash flow	Discount due to restructured nature of operations	6%

Other real estate owned	$3,576	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments was as follows:

		June 30, 2018		December 31, 2017
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$164,367	$164,367	$156,153	$156,153
Debt securities available-for-sale	2	186,467	186,467	138,850	138,850
Debt securities held-to-maturity	2	77,098	77,283	59,275	60,141
Equity securities	1	8,630	8,630	8,635	8,635
Federal Home Loan Bank stock	2	16,479	16,479	13,792	13,792
Loans held-for-investment, net	3	4,537,607	4,540,877	4,169,827	4,167,775
Accrued interest receivable	2	16,187	16,187	13,519	13,519
Investment management fees receivable, net	2	7,835	7,835	7,720	7,720
Bank owned life insurance	2	67,451	67,451	66,593	66,593
Other real estate owned	3	3,576	3,576	3,576	3,576
Interest rate swaps	2	24,917	24,917	13,761	13,761

Financial liabilities:
Deposits	2	$4,441,202	$4,436,176	$3,987,611	$3,985,883
Borrowings, net	2	264,814	264,670	335,913	336,051
Acquisition earn out liability	3	3,138	3,138	—	—
Interest rate swaps	2	22,474	22,474	12,078	12,078

During the six months ended June 30, 2018 and 2017, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2018 and December 31, 2017:

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

ACQUISITION EARN OUT LIABILITY
The carrying amount of the Columbia acquisition earn out liability approximates fair value. For additional information on the calculation of the earn out, refer to Note 2, Business Combination.

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$(265)	$1,910	$1,645	$(113)	$1,155	$1,042
Change in unrealized holding gains (losses)	(567)	261	(306)	707	(155)	552
Gains reclassified from other comprehensive income	(1)	(293)	(294)	(155)	(52)	(207)
Net other comprehensive income (loss)	(568)	(32)	(600)	552	(207)	345
Balance, end of period	$(833)	$1,878	$1,045	$439	$948	$1,387

	Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$172	$1,074	$1,246	$(297)	$1,127	$830
Change in unrealized holding gains (losses)	(1,325)	983	(342)	890	(100)	790
Gains reclassified from other comprehensive income	(5)	(414)	(419)	(154)	(79)	(233)
Reclassification for equity securities under ASU 2016-01 (see Note 1)	286	—	286	—	—	—
Reclassification for certain income tax effects under ASU 2018-02 (see Note 1)	39	235	274	—	—	—
Net other comprehensive income (loss)	(1,005)	804	(201)	736	(179)	557
Balance, end of period	$(833)	$1,878	$1,045	$439	$948	$1,387

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

(Dollars in thousands)	June 30, 2018	December 31, 2017
Assets:
Bank	$5,143,547	$4,691,760
Investment management	89,738	84,714
Parent and other	651	1,423
Total assets	$5,233,936	$4,777,897

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$47,720	$—	$64	$47,784	$32,047	$—	$68	$32,115
Interest expense	18,440	—	553	18,993	9,515	—	567	10,082
Net interest income (loss)	29,280	—	(489)	28,791	22,532	—	(499)	22,033
Provision for loan losses	415	—	—	415	516	—	—	516
Net interest income (loss) after provision for loan losses	28,865	—	(489)	28,376	22,016	—	(499)	21,517
Non-interest income:
Investment management fees	—	9,743	(57)	9,686	—	9,182	(52)	9,130
Net gain on the sale and call of debt securities	1	—	—	1	241	—	—	241
Other non-interest income	2,849	1	(35)	2,815	2,341	—	—	2,341
Total non-interest income	2,850	9,744	(92)	12,502	2,582	9,182	(52)	11,712
Non-interest expense:
Intangible amortization expense	—	502	—	502	—	462	—	462
Other non-interest expense	16,223	8,242	351	24,816	13,688	7,612	22	21,322
Total non-interest expense	16,223	8,744	351	25,318	13,688	8,074	22	21,784
Income (loss) before tax	15,492	1,000	(932)	15,560	10,910	1,108	(573)	11,445
Income tax expense (benefit)	955	277	(264)	968	2,819	425	(220)	3,024
Net income (loss)	$14,537	$723	$(668)	$14,592	$8,091	$683	$(353)	$8,421

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$89,071	$—	$129	$89,200	$60,708	$—	$144	$60,852
Interest expense	32,990	—	1,157	34,147	16,785	—	1,118	17,903
Net interest income (loss)	56,081	—	(1,028)	55,053	43,923	—	(974)	42,949
Provision for loan losses	610	—	—	610	759	—	—	759
Net interest income (loss) after provision for loan losses	55,471	—	(1,028)	54,443	43,164	—	(974)	42,190
Non-interest income:
Investment management fees	—	18,707	(113)	18,594	—	18,578	(108)	18,470
Net gain on the sale and call of debt securities	6	—	—	6	239	—	—	239
Other non-interest income	5,026	1	(36)	4,991	4,411	1	—	4,412
Total non-interest income	5,032	18,708	(149)	23,591	4,650	18,579	(108)	23,121
Non-interest expense:
Intangible amortization expense	—	963	—	963	—	925	—	925
Other non-interest expense	32,010	15,815	380	48,205	27,293	14,651	73	42,017
Total non-interest expense	32,010	16,778	380	49,168	27,293	15,576	73	42,942
Income (loss) before tax	28,493	1,930	(1,557)	28,866	20,521	3,003	(1,155)	22,369
Income tax expense (benefit)	3,809	504	(440)	3,873	5,747	1,152	(443)	6,456
Net income (loss)	$24,684	$1,426	$(1,117)	$24,993	$14,774	$1,851	$(712)	$15,913

[16] SUBSEQUENT EVENTS

On July 17, 2018, the board of directors declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on its Series A Non-Cumulative Perpetual Preferred Stock, which is payable on October 1, 2018, to preferred shareholders of record as of the close of business on September 14, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and six months ended June 30, 2018. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this document. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

General

We are a bank holding company that operates through two reportable segments: Bank and Investment Management. Through TriState Capital Bank, a Pennsylvania chartered bank (the “Bank”), the Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals and trusts. The Bank segment generates most of its revenue from interest on loans and investments, loan related fees including swap fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits and the secondary source of funding is borrowings. Its largest expenses are interest on these deposits and borrowing, and salaries and related employee benefits. Through Chartwell Investment Partners, LLC, an SEC registered investment advisor (“Chartwell”), the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through Chartwell TSC Securities Corp., our registered broker/dealer subsidiary (“CTSC Securities”). The Investment Management segment generates its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

This discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our net income available to common shareholders, earnings per common share and total revenue. Other salient metrics include the ratio of allowance for loan losses to loans; net interest margin; the efficiency ratio of the Bank segment; assets under management; adjusted EBITDA of the Investment Management segment; return on average assets; return on average common equity; and regulatory leverage and risk-based capital ratios.

Executive Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell, and CTSC Securities. Through the Bank, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $9.55 billion as of June 30, 2018, which included $1.07 billion from the Company’s acquisition of Columbia Partners, L.L.C. (“Columbia”), which closed on April 6, 2018. CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products that require SEC or FINRA licensing.

For the three months ended June 30, 2018, our net income available to common shareholders was $13.8 million compared to $8.4 million for the same period in 2017, an increase of $5.4 million. This increase was primarily due to the net impact of (1) a $6.8 million, or 30.7%, increase in our net interest income; (2) lower provision for loan losses of $101,000; (3) an increase in non-interest income of $790,000; (4) an increase of $3.5 million in our non-interest expense; (5) a $2.1 million decrease in income taxes; and (6) an increase in preferred stock dividends of $762,000.

For the six months ended June 30, 2018, our net income available to common shareholders was $24.2 million compared to $15.9 million for the same period in 2017, an increase of $8.3 million. This increase was primarily due to the impact of (1) a $12.1 million, or 28.2%, increase in our net interest income; (2) lower provision for loan losses of $149,000; (3) an increase in non-interest income of $470,000; (4) an increase of $6.2 million in our non-interest expense; (5) a $2.6 million decrease in income taxes; and (6) an increase in preferred stock dividends of $762,000.

Our diluted EPS was $0.48 for the three months ended June 30, 2018, compared to $0.29 for the same period in 2017, and $0.84 for the six months ended June 30, 2018, compared to $0.55 for the same period in 2017. The increases in diluted EPS are a result of our continued growth in earnings.

For the three months ended June 30, 2018, total revenue increased $7.8 million, or 23.2%, to $41.3 million from $33.5 million for the same period in 2017, driven by higher net interest income and swap fees for the Bank, as well as higher investment management fees for Chartwell resulting from the acquisition of Columbia. For the six months ended June 30, 2018, total revenue increased $12.8 million, or 19.5%, to $78.6 million from $65.8 million for the same period in 2017, driven largely by higher net interest income and swap fees for the Bank.

Our annualized net interest margin was 2.38% and 2.23% for the three months ended June 30, 2018 and 2017, respectively, and 2.36% and 2.23% for the six months ended June 30, 2018 and 2017, respectively. The increases in net interest margin for the three and six months ended June 30, 2018, was driven by an increase in the yield on loans, partially offset by an increase in the cost of interest-bearing liabilities.

Our annualized ratio of non-interest expense to average assets was 2.00% and 2.10% for the three months ended June 30, 2018 and 2017, respectively, and 2.02% and 2.12% for the six months ended June 30, 2018 and 2017, respectively. The Bank’s efficiency ratio was 50.49% and 55.03% for the three months ended June 30, 2018 and 2017, respectively, and 52.38% and 56.47% for the six months ended June 30, 2018 and 2017, respectively. These decreases in the Bank’s efficiency ratio were a result of growth in total revenue, as well as moderating growth in non-interest expense.

Our annualized return on average assets was 1.09% and 0.81% for the three months ended June 30, 2018 and 2017, respectively, as compared to 0.99% and 0.79% for the six months ended June 30, 2018 and 2017, respectively. Our annualized return on average common equity was 13.57% and 9.27% for the three months ended June 30, 2018 and 2017, respectively, as compared to 12.14% and 8.90% for the six months ended June 30, 2018 and 2017, respectively. Both of these ratios increased largely due to continued growth in earnings.

Total assets of $5.23 billion as of June 30, 2018, increased $456.0 million, or 19.2% on an annualized basis, from December 31, 2017. Loans held-for-investment grew by $368.7 million to $4.55 billion as of June 30, 2018, an annualized increase of 17.8%, from December 31, 2017, as a result of growth in both our commercial and private banking loan portfolios. Total deposits increased $453.6 million, or 22.9% on an annualized basis, to $4.44 billion as of June 30, 2018, from December 31, 2017.

Our ratio of adverse rated credits to total loans declined to 0.66% at June 30, 2018, from 0.71% at December 31, 2017. Our ratio of allowance for loan losses to loans was 0.34% as of June 30, 2018 and December 31, 2017, reflecting low non-performing loans and lower levels of provision required for private banking loans. The provision for loan losses was $415,000 and $516,000 for the three months ended June 30, 2018 and 2017, respectively, and $610,000 and $759,000 for the six months ended June 30, 2018 and 2017, respectively.

Our book value per common share increased $0.74 to $14.35 as of June 30, 2018, from $13.61 as of December 31, 2017, largely as a result of an increase in our net income, which was partially offset by the issuance of restricted stock during six months ended June 30, 2018.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “efficiency ratio,” “EBITDA,” and “adjusted EBITDA.” Although we believe these non-GAAP financial measures provide management and our investors with a more detailed understanding of our performance, these measures are not necessarily comparable to similar measures that may be presented by other companies. The non-GAAP financial measures presented herein are calculated as follows:

“Tangible common equity” is defined as common shareholders’ equity reduced by intangible assets, including goodwill. We believe this measure is important to management and investors to better understand and assess changes from period to period in common shareholders’ equity exclusive of changes in intangible assets associated with prior acquisitions. Intangible assets are created when we buy businesses that add relationships and revenue to our Company. Intangible assets have the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets.

“Tangible book value per common share” is defined as common shareholders’ equity reduced by intangible assets, including goodwill, divided by common shares outstanding. We believe this measure is important to many investors who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets associated with prior acquisitions.

“Total revenue” is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of debt securities. We believe adjustments made to our operating revenue allow management and investors to better assess our core operating revenue by removing the volatility that is associated with certain items that are unrelated to our core business.

“Efficiency ratio” is defined as non-interest expense divided by our total revenue. We believe this measure, particularly at the Bank, allows management and investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

“EBITDA” and “Adjusted EBITDA” are defined as net income before interest expense, income tax expense, depreciation expense and intangible amortization expense, adjusted for acquisition related items. We use adjusted EBITDA particularly to assess the strength of our investment management business. We believe this measure is important because it allows management and investors to better assess our investment management performance in relation to our core operating earnings, excluding certain non-cash items and the volatility that is associated with certain one-time items and other discrete items that are unrelated to our core business.

(Dollars in thousands, except per share data)	June 30, 2018	December 31, 2017
Tangible book value per common share:
Common shareholders' equity	$415,462	$389,071
Less: goodwill and other intangible assets	68,867	65,358
Tangible common equity (numerator)	$346,595	$323,713
Common shares outstanding (denominator)	28,947,883	28,591,101
Tangible book value per common share	$11.97	$11.32

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Total revenue:
Net interest income	$28,791	$22,033	$55,053	$42,949
Total non-interest income	12,502	11,712	23,591	23,121
Less: net gain on the sale and call of debt securities	1	241	6	239
Total revenue	$41,292	$33,504	$78,638	$65,831

BANK SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Bank total revenue:
Net interest income	$29,280	$22,532	$56,081	$43,923
Total non-interest income	2,850	2,582	5,032	4,650
Less: net gain on the sale and call of debt securities	1	241	6	239
Bank total revenue	$32,129	$24,873	$61,107	$48,334

Bank efficiency ratio:
Total non-interest expense (numerator)	$16,223	$13,688	$32,010	$27,293
Total revenue (denominator)	$32,129	$24,873	$61,107	$48,334
Bank efficiency ratio	50.49%	55.03%	52.38%	56.47%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Investment Management EBITDA:
Net income	$723	$683	$1,426	$1,851
Interest expense	—	—	—	—
Income taxes expense	277	425	504	1,152
Depreciation expense	125	122	250	239
Intangible amortization expense	502	462	963	925
EBITDA	$1,627	$1,692	$3,143	$4,167

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Maintaining profitable spreads between earning assets and interest-bearing liabilities is significant to our financial performance because net interest income comprised 70.0% and 65.2% of total revenue for the six months ended June 30, 2018 and 2017, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax exempt income by one minus the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest income	$47,784	$32,115	$89,200	$60,852
Fully taxable equivalent adjustment	28	60	57	121
Interest income adjusted	47,812	32,175	89,257	60,973
Less: interest expense	18,993	10,082	34,147	17,903
Net interest income adjusted	$28,819	$22,093	$55,110	$43,070

Yield on earning assets	3.95%	3.25%	3.83%	3.16%
Cost of interest-bearing liabilities	1.77%	1.14%	1.64%	1.04%
Net interest spread	2.18%	2.11%	2.19%	2.12%
Net interest margin (1)	2.38%	2.23%	2.36%	2.23%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended June 30, 2018 and 2017. Non-accrual loans are included in the calculation of average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

	Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$186,009	$842	1.82%	$118,916	$323	1.09%
Federal funds sold	6,650	28	1.69%	6,225	15	0.97%
Debt securities available-for-sale	181,718	1,356	2.99%	143,967	740	2.06%
Debt securities held-to-maturity	72,166	678	3.77%	61,359	639	4.18%
Equity securities	8,620	64	2.98%	8,504	68	3.21%
FHLB stock	19,061	230	4.84%	16,449	148	3.61%
Total loans	4,378,514	44,614	4.09%	3,619,251	30,242	3.35%
Total interest-earning assets	4,852,738	47,812	3.95%	3,974,671	32,175	3.25%
Other assets	213,320			188,588
Total assets	$5,066,058			$4,163,259

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$604,324	$2,576	1.71%	$304,973	$759	1.00%
Money market deposit accounts	2,319,320	9,722	1.68%	1,914,429	5,150	1.08%
Certificates of deposit	928,210	4,398	1.90%	924,110	2,587	1.12%
Borrowings:
FHLB borrowings	418,187	1,743	1.67%	379,890	1,016	1.07%
Line of credit borrowings	—	—	—%	1,527	16	4.20%
Subordinated notes payable, net	34,781	554	6.39%	34,579	554	6.43%
Total interest-bearing liabilities	4,304,822	18,993	1.77%	3,559,508	10,082	1.14%
Noninterest-bearing deposits	245,412			194,957
Other liabilities	68,491			44,404
Shareholders' equity	447,333			364,390
Total liabilities and shareholders' equity	$5,066,058			$4,163,259

Net interest income (1)		$28,819			$22,093
Net interest spread			2.18%			2.11%
Net interest margin (1)			2.38%			2.23%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended June 30, 2018 and 2017. Net interest income, calculated on a fully taxable equivalent basis, increased $6.7 million, or 30.4%, to $28.8 million for the three months ended June 30, 2018, from $22.1 million for the same period in 2017. The increase in net interest income for the three months ended June 30, 2018, was primarily attributable to an $878.1 million, or 22.1%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $15.6 million, or 48.6%, in interest income, partially offset by an increase of $8.9 million, or 88.4%, in interest expense. Net interest margin increased to 2.38% for the three months ended June 30, 2018, as compared to 2.23% for the same period in 2017, driven by a higher yield on our loan portfolio, partially offset by higher interest expense associated with the higher volumes and cost of deposits and FHLB borrowings.

The increase in interest income was primarily the result of an increase in average total loans, which is our primary earning asset, of $759.3 million, or 21.0%, as well as an increase of 74 basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect of the Federal Reserve’s increases in the target federal funds rate on our floating-rate loans, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 70 basis points to 3.95% for the three months ended June 30, 2018, as compared to 3.25% for the same period in 2017, primarily from the higher yield on loans.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 63 basis points in the average rate paid on our interest-bearing liabilities for the three months ended June 30, 2018, as well as an increase of $745.3 million, or 20.9%, in average interest-bearing liabilities, compared to the same period in 2017. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings, which was driven by the effect of the Federal Reserve’s increases in the target federal funds rate on our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $404.9 million in average money market deposit accounts, an increase of $299.4 million in average interest-bearing checking accounts and an increase of $38.3 million in average FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended June 30, 2018 compared to the same period in 2017. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30,
	2018 over 2017
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$281	$238	$519
Federal funds sold	12	1	13
Debt securities available-for-sale	390	226	616
Debt securities held-to-maturity	(66)	105	39
Equity securities	(5)	1	(4)
FHLB stock	56	26	82
Total loans	7,347	7,025	14,372
Total increase in interest income	8,015	7,622	15,637

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	764	1,053	1,817
Money market deposit accounts	3,316	1,256	4,572
Certificates of deposit	1,799	12	1,811
Borrowings:
FHLB borrowings	616	111	727
Line of credit borrowings	—	(16)	(16)
Subordinated notes payable, net	(3)	3	—
Total increase in interest expense	6,492	2,419	8,911
Total increase in net interest income	$1,523	$5,203	$6,726

(1)
The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the six months ended June 30, 2018 and 2017. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

	Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$168,164	$1,421	1.70%	$116,824	$561	0.97%
Federal funds sold	6,845	54	1.59%	6,325	25	0.80%
Debt securities available-for-sale	162,129	2,314	2.88%	151,778	1,518	2.02%
Debt securities held-to-maturity	65,596	1,273	3.91%	57,994	1,214	4.22%
Equity securities	8,624	130	3.04%	8,456	144	3.43%
FHLB stock	16,641	424	5.14%	14,424	250	3.50%
Total loans	4,272,437	83,641	3.95%	3,534,514	57,261	3.27%
Total interest-earning assets	4,700,436	89,257	3.83%	3,890,315	60,973	3.16%
Other assets	211,012			186,982
Total assets	$4,911,448			$4,077,297

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$534,673	$4,198	1.58%	$261,579	$1,121	0.86%
Money market deposit accounts	2,300,567	17,834	1.56%	1,915,426	9,248	0.97%
Certificates of deposit	952,813	8,065	1.71%	929,482	4,840	1.05%
Borrowings:
FHLB borrowings	364,392	2,890	1.60%	325,359	1,570	0.97%
Line of credit borrowings	2,672	52	3.92%	768	16	4.20%
Subordinated notes payable, net	34,756	1,108	6.43%	34,553	1,108	6.47%
Total interest-bearing liabilities	4,189,873	34,147	1.64%	3,467,167	17,903	1.04%
Noninterest-bearing deposits	236,882			206,416
Other liabilities	62,605			43,188
Shareholders' equity	422,088			360,526
Total liabilities and shareholders' equity	$4,911,448			$4,077,297

Net interest income (1)		$55,110			$43,070
Net interest spread			2.19%			2.12%
Net interest margin (1)			2.36%			2.23%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Six Months Ended June 30, 2018 and 2017. Net interest income, calculated on a fully taxable equivalent basis, increased $12.0 million, or 28.0%, to $55.1 million for the six months ended June 30, 2018, from $43.1 million for the same period in 2017. The increase in net interest income for the six months ended June 30, 2018, was primarily attributable to an $810.1 million, or 20.8%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $28.3 million, or 46.4%, in interest income, partially offset by an increase of $16.2 million, or 90.7%, in interest expense. Net interest margin was 2.36% for the six months ended June 30, 2018, compared to 2.23% for the same period in 2017, driven by a higher yield on our loan portfolio, partially offset by higher interest expense associated with the higher volumes and cost of deposits and FHLB borrowings.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans which is our primary earning asset, of $737.9 million, or 20.9%, as well as an increase of 68 basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect of the Federal Reserve’s increases in the target federal funds rate on our floating-rate loans, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 67 basis points to 3.83% for the six months ended June 30, 2018, as compared to 3.16% for the same period in 2017, primarily from the higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 60 basis points in the average rate paid on our interest-bearing liabilities for the six months ended June 30, 2018, as well as an increase of $722.7 million, or 20.8%, in average interest-bearing liabilities, compared to the same period in 2017. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings, which was driven by the effect of the Federal Reserve’s increases in the target federal funds rate on our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $385.1 million in average money market deposit accounts, an increase of $273.1 million in average interest-bearing checking accounts, an increase of $23.3 million in average certificates of deposit and an increase of $39.0 million in average FHLB borrowings.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the six months ended June 30, 2018 compared to the same period in 2017. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Six Months Ended June 30,
	2018 over 2017
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$545	$315	$860
Federal funds sold	27	2	29
Debt securities available-for-sale	686	110	796
Debt securities held-to-maturity	(93)	152	59
Equity securities	(17)	3	(14)
FHLB stock	131	43	174
Total loans	13,178	13,202	26,380
Total increase in interest income	14,457	13,827	28,284

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	1,365	1,712	3,077
Money market deposit accounts	6,446	2,140	8,586
Certificates of deposit	3,101	124	3,225
Borrowings:
FHLB borrowings	1,113	207	1,320
Line of credit borrowings	(1)	37	36
Subordinated notes payable, net	(7)	7	—
Total increase in interest expense	12,017	4,227	16,244
Total increase in net interest income	$2,440	$9,600	$12,040

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

Provision for Loan Losses for the Three Months Ended June 30, 2018 and 2017. We recorded a provision for loan losses of $415,000 for the three months ended June 30, 2018, compared to a provision of $516,000 for the three months ended June 30, 2017. The provision for loan losses for the three months ended June 30, 2018, was comprised of a net increase of $543,000 in general reserves, partially offset by recoveries of $88,000 and a decrease in specific reserves of $40,000 on non-performing loans. The provision for loan losses for the three months ended June 30, 2017, was comprised of a net increase of $546,000 in specific reserves on non-performing loans and a net increase in general reserves of $237,000, partially offset by recoveries of $267,000.

Provision for Loan Losses for the Six Months Ended June 30, 2018 and 2017. We recorded a provision for loan losses of $610,000 for the six months ended June 30, 2018, compared to a provision of $759,000 for the six months ended June 30, 2017. The provision for loan losses for the six months ended June 30, 2018, was comprised of a net increase of $974,000 in general reserves, partially offset by recoveries of $294,000 and a decrease in specific reserves of $70,000 on non-performing loans. The provision for loan losses for the six months ended June 30, 2017, was comprised of a net increase of $761,000 of specific reserves on non-performing loans and a net increase in general reserves of $334,000, partially offset by recoveries of $336,000.

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

The following table presents the components of our non-interest income by operating segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,743	$(57)	$9,686	$—	$9,182	$(52)	$9,130
Service charges on deposits	140	—	—	140	97	—	—	97
Net gain on the sale and call of debt securities	1	—	—	1	241	—	—	241
Swap fees	1,937	—	—	1,937	1,218	—	—	1,218
Commitment and other loan fees	331	—	—	331	409	—	—	409
Other income (1)	441	1	(35)	407	617	—	—	617
Total non-interest income	$2,850	$9,744	$(92)	$12,502	$2,582	$9,182	$(52)	$11,712

(1)
Other income largely includes items such as income from bank owned life insurance (“BOLI”), change in fair value on swaps and equity securities, gains on the sale of loans or other real estate owned (“OREO”), and other general operating income.

Non-Interest Income for the Three Months Ended June 30, 2018 and 2017. Our non-interest income was $12.5 million for the three months ended June 30, 2018, an increase of $790,000, or 6.7%, from $11.7 million for the same period in 2017. This increase was primarily related to increases in swap fees and investment management fees, partially offset by decreases in the net gain on the sale and call of debt securities and other income, as follows:

Bank Segment:

•
Swap fees increased $719,000 for the three months ended June 30, 2018, compared to the same period in 2017, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ behavior and market conditions.

•	Net gain on the sale and call of debt securities was $1,000 for the three months ended June 30, 2018, compared to $241,000 for the same period in 2017.

•	Other income decreased $176,000 for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to lower unrealized gain on swaps and lower gain on the sale of OREO.

Investment Management Segment:

•
Investment management fees increased $561,000 for the three months ended June 30, 2018, compared to the same period in 2017, driven primarily by higher assets under management related to the acquisition of Columbia, which closed on April 6, 2018. Assets under management were $9.55 billion as of June 30, 2018, an increase $1.55 billion from June 30, 2017.

The following table presents the components of our non-interest income by operating segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$18,707	$(113)	$18,594	$—	$18,578	$(108)	$18,470
Service charges on deposits	274	—	—	274	191	—	—	191
Net gain on the sale and call of debt securities	6	—	—	6	239	—	—	239
Swap fees	3,185	—	—	3,185	2,317	—	—	2,317
Commitment and other loan fees	663	—	—	663	817	—	—	817
Other income (1)	904	1	(36)	869	1,086	1	—	1,087
Total non-interest income	$5,032	$18,708	$(149)	$23,591	$4,650	$18,579	$(108)	$23,121

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Six Months Ended June 30, 2018 and 2017. Our non-interest income was $23.6 million for the six months ended June 30, 2018, an increase of $470,000, or 2.0%, from $23.1 million for the same period in 2017, primarily related to increases in swap fees and investment management fees, partially offset by decreases in the net gain on the sale and call of debt securities, commitment and other loan fees and other income.

Bank Segment:

•
Swap fees increased $868,000 for the six months ended June 30, 2018, compared to the same period in 2017, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions and term loan originations.

•	Net gain on the sale and call of debt securities was $6,000 for the six months ended June 30, 2018, compared to $239,000 for the same period in 2017.

•
Commitment and other loan fees decreased $154,000 lower for the six months ended June 30, 2018, compared to 2017, driven largely by lower unused commitment fee income and lower letter of credit fee income.

•	Other income decreased $182,000 for the six months ended June 30, 2018, compared to 2017, primarily due to lower BOLI income, lower gain on the sale of OREO and lower miscellaneous income.

Investment Management Segment:

•
Investment management fees increased $129,000 for the six months ended June 30, 2018, compared to the same period in 2017, which included higher asset under management related to the acquisition of Columbia and also reflected a high proportion of gross inflows into lower average fee rate products, particularly fixed income, relative to outflows from higher fee products and market depreciation in higher fee equity products.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$9,706	$6,036	$—	$15,742	$8,210	$6,012	$—	$14,222
Premises and occupancy costs	980	284	—	1,264	944	296	—	1,240
Professional fees	985	316	253	1,554	739	133	(49)	823
FDIC insurance expense	1,134	—	—	1,134	1,000	—	—	1,000
General insurance expense	175	67	—	242	190	69	—	259
State capital shares tax	484	—	—	484	398	—	—	398
Travel and entertainment expense	723	283	—	1,006	531	216	—	747
Intangible amortization expense	—	502	—	502	—	462	—	462
Other operating expenses (1)	2,036	1,256	98	3,390	1,676	886	71	2,633
Total non-interest expense	$16,223	$8,744	$351	$25,318	$13,688	$8,074	$22	$21,784

Full-time equivalent employees (2)	183	67	—	250	163	69	—	232

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended June 30, 2018 and 2017. Our non-interest expense for the three months ended June 30, 2018, increased $3.5 million, or 16.2%, as compared to the same period in 2017, of which $2.5 million relates to the increase in expenses of the Bank segment and $670,000 relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended June 30, 2018, increased by $1.5 million compared to the same period in 2017, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•	Professional fees for the three months ended June 30, 2018, increased by $246,000 compared to the same period in 2017, due to the higher legal fees.

•	FDIC insurance expense for the three months ended June 30, 2018, increased by $134,000 compared to the same period in 2017, due to the increase in the Bank’s assets.

•
Travel and entertainment expense for the three months ended June 30, 2018, increased by $192,000 compared to the same period in 2017, primarily due to higher officer and relationship manager business development activity.

•	Other operating expenses for the three months ended June 30, 2018, increased by $360,000 compared to the same period in 2017, primarily related to higher data processing expenses.

Investment Management Segment:

•	Professional fees for the three months ended June 30, 2018, increased by $183,000 compared to the same period in 2017, largely related to the acquisition of Columbia.

•	Other operating expenses for the three months ended June 30, 2018, increased by $370,000 compared to the same period in 2017, due to higher investment research fees.

The following table presents the components of our non-interest expense by operating segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$19,605	$11,605	$—	$31,210	$16,703	$11,412	$—	$28,115
Premises and occupancy costs	1,990	564	—	2,554	1,906	600	—	2,506
Professional fees	1,756	689	204	2,649	1,445	276	(47)	1,674
FDIC insurance expense	2,280	—	—	2,280	1,953	—	—	1,953
General insurance expense	354	135	—	489	388	172	—	560
State capital shares tax	911	—	—	911	750	—	—	750
Travel and entertainment expense	1,189	463	—	1,652	939	423	—	1,362
Intangible amortization expense	—	963	—	963	—	925	—	925
Other operating expenses (1)	3,925	2,359	176	6,460	3,209	1,768	120	5,097
Total non-interest expense	$32,010	$16,778	$380	$49,168	$27,293	$15,576	$73	$42,942

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Six Months Ended June 30, 2018 and 2017. Our non-interest expense for the six months ended June 30, 2018, increased $6.2 million, or 14.5%, as compared to the same period in 2017, of which $4.7 million relates to the increase in expenses of the Bank segment and $1.2 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are described below.

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the six months ended June 30, 2018, increased by $2.9 million compared to the same period in 2017, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•	Professional fees for the six months ended June 30, 2018, increased by $311,000 compared to the same period in 2017, due to the higher legal fees.

•	FDIC insurance expense for the six months ended June 30, 2018, increased by $327,000 compared to the same period in 2017, due to the increase in the Bank’s assets.

•
Travel and entertainment expense for the six months ended June 30, 2018, increased by $250,000 compared to the same period in 2017, primarily due to higher officer and relationship manager business development activity.

•	Other operating expenses for the six months ended June 30, 2018, increased by $716,000 compared to the same period in 2017, primarily related to higher data processing expenses.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the six months ended June 30, 2018, increased by $193,000 compared to the same period in 2017, primarily due to increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
Professional fees for the six months ended June 30, 2018, increased by $413,000 compared to the same period in 2017, included costs related to the acquisition of Columbia, as well as higher legal and auditing fees.

•
Other operating expenses for the six months ended June 30, 2018, increased by $591,000 compared to the same period in 2017, primarily due to higher investment research fees, partially offset by lower bad debt expense.

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

Income Taxes for the Three Months Ended June 30, 2018 and 2017. For the three months ended June 30, 2018, we recognized income tax expense of $968,000, or 6.2% of income before tax, as compared to income tax expense of $3.0 million, or 26.4% of income before tax, for the same period in 2017. Our effective tax rate of 6.2% for the three months ended June 30, 2018, decreased as compared to the prior year largely due to the decrease in the federal income tax rate from 35% to 21% as a result of recent tax legislation, and the benefit of an additional solar power tax credit recognized in the three months ended June 30, 2018, compared to the same period in 2017.

Income Taxes for the Six Months Ended June 30, 2018 and 2017. For the six months ended June 30, 2018, we recognized income tax expense of $3.9 million, or 13.4% of income before tax, as compared to income tax expense of $6.5 million, or 28.9% of income before tax, for the same period in 2017. Our effective tax rate of 13.4% for the six months ended June 30, 2018, decreased as compared to the prior year largely due to the decrease in the federal income tax rate from 35% to 21% and the benefit of an additional solar power tax credit recognized in the six months ended June 30, 2018, compared to the same period in 2017.

Financial Condition

Our total assets as of June 30, 2018, were $5.23 billion, an increase of $456.0 million, or 19.2% on an annualized basis, from December 31, 2017, driven primarily by growth in our loan portfolio. As of June 30, 2018, our loan portfolio totaled $4.55 billion, an increase of $368.7 million, or 17.8% annualized, from December 31, 2017. Total investment securities increased $68.1 million, or 62.3% annualized, to $288.7 million as of June 30, 2018, from December 31, 2017, primarily as a result of the net activity of purchases, calls and sales of certain securities. Cash and cash equivalents increased $8.2 million to $164.4 million as of June 30, 2018, from December 31, 2017. As of June 30, 2018, our total deposits were $4.44 billion, an increase of $453.6 million, or 22.9% annualized, from December 31, 2017. Net borrowings decreased $71.1 million to $264.8 million as of June 30, 2018, from December 31, 2017. Our shareholders’ equity increased $64.8 million to $453.9 million as of June 30, 2018, from December 31, 2017. This increase was primarily the result of the issuance of $38.4 million in preferred stock, $25.0 million in net income and $3.9 million in stock-based compensation, partially offset by purchases of treasury stock totaling $2.5 million.

Loans

Our loan portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. As of June 30, 2018, 91.8% of our loans had a floating rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$2,488,162	54.6%	$2,265,737	54.1%
Middle-market banking loans:
Commercial and industrial	741,901	16.3%	667,684	16.0%
Commercial real estate	1,322,865	29.1%	1,250,823	29.9%
Total middle-market banking loans	2,064,766	45.4%	1,918,507	45.9%
Loans held-for-investment	$4,552,928	100.0%	$4,184,244	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $368.7 million, or 17.8% on an annualized basis, to $4.55 billion as of June 30, 2018, as compared to December 31, 2017. Our growth for the six months ended June 30, 2018, was comprised of an increase in private banking loans of $222.4 million, an increase in commercial and industrial loans of $74.2 million, and an increase in commercial real estate loans of $72.0 million.

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

As of June 30, 2018, there were $2.38 billion, or 95.7%, of private banking loans that were secured by cash, marketable securities or cash value life insurance as compared to $2.14 billion, or 94.6%, as of December 31, 2017. Our private banking lines of credit are typically due on demand. The growth in these loans is expected to continue as a result of our focus on this portion of our private banking business as we believe we have strong competitive advantages in this line of business. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are secured by cash, marketable securities or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	June 30, 2018	December 31, 2017
Private banking loans:
Secured by cash, marketable securities or cash value life insurance	$2,380,908	$2,142,384
Secured by real estate	79,916	93,169
Other	27,338	30,184
Total private banking loans	$2,488,162	$2,265,737

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

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $187.4 million and $144.7 million of owner-occupied commercial real estate loans as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, there were $1.17 billion of total commercial real estate loans with a floating interest rate and $150.9 million with a fixed interest rate, as compared to $1.07 billion and $178.1 million, respectively, as of December 31, 2017.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	June 30, 2018
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$2,359,239	$57,636	$71,287	$2,488,162
Commercial and industrial	184,659	423,321	133,921	741,901
Commercial real estate	217,494	581,758	523,613	1,322,865
Loans held-for-investment	$2,761,392	$1,062,715	$728,821	$4,552,928

Interest rate sensitivity:
Fixed interest rates	$141,353	$113,110	$120,356	$374,819
Floating or adjustable interest rates	2,620,039	949,605	608,465	4,178,109
Loans held-for-investment	$2,761,392	$1,062,715	$728,821	$4,552,928

(1)	The loans outstanding reflected in the One Year or Less category in the table above include $2.32 billion of loans that are due on demand with no stated maturity.

Interest Reserve Loans

As of June 30, 2018, loans with interest reserves totaled $215.7 million, which represented 4.7% of loans held-for-investment, as compared to $205.1 million, or 4.9%, as of December 31, 2017. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, for advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Refer to Note 1, Summary of Significant Accounting Policies and Note 5, Allowance for Loan Losses, for more details on the Company’s allowance for loan losses.

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
General reserves	$12,884	$11,910
Specific reserves	2,437	2,507
Total allowance for loan losses	$15,321	$14,417
Allowance for loan losses to loans	0.34%	0.34%

As of June 30, 2018, we had specific reserves totaling $2.4 million related to impaired loans with an aggregated total outstanding balance of $2.4 million. As of December 31, 2017, we had specific reserves totaling $2.5 million related to impaired loans, with an aggregated total outstanding balance of $3.2 million. These loans were on non-accrual status as of June 30, 2018 and December 31, 2017.

The following table summarizes allowance for loan losses and the percentage of loans by loan category, as of the dates indicated:

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,557	54.6%	$1,577	54.1%
Commercial and industrial	8,786	16.3%	8,043	16.0%
Commercial real estate	4,978	29.1%	4,797	29.9%
Total allowance for loan losses	$15,321	100.0%	$14,417	100.0%

Allowance for Loan Losses as of June 30, 2018 and December 31, 2017. Our allowance for loan losses increased to $15.3 million, or 0.34% of loans, as of June 30, 2018, as compared to $14.4 million, or 0.34% of loans, as of December 31, 2017. Our allowance for loan losses related to private banking loans decreased $20,000 from December 31, 2017 to June 30, 2018, which was attributable to lower specific reserves related to paydowns on non-performing loans partially offset by growth in this portfolio. Our allowance for loan losses related to commercial and industrial loans increased $743,000 from December 31, 2017 to June 30, 2018, which was attributable to increases in general reserves primarily due to growth in this portfolio. Our allowance for loan losses related to commercial real estate loans increased by $181,000 from December 31, 2017 to June 30, 2018, which was attributable to increases in general reserves primarily due to growth in this portfolio.

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

The following table provides an analysis of the allowance for loan losses, charge-offs, recoveries and provision for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$14,818	$16,185	$14,417	$18,762
Charge-offs:
Private banking	—	—	—	—
Commercial and industrial	—	(1,000)	—	(3,889)
Commercial real estate	—	—	—	—
Total charge-offs	—	(1,000)	—	(3,889)
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	88	267	294	336
Commercial real estate	—	—	—	—
Total recoveries	88	267	294	336
Net recoveries (charge-offs)	88	(733)	294	(3,553)
Provision for loan losses	415	516	610	759
Ending balance	$15,321	$15,968	$15,321	$15,968

Net loan charge-offs (recoveries) to average total loans, annualized	(0.01)%	0.08%	(0.01)%	0.20%
Provision for loan losses to average total loans, annualized	0.04%	0.06%	0.03%	0.04%

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of June 30, 2018 and December 31, 2017, and there was no interest income recognized on loans while on non-accrual status for the six months ended June 30, 2018 and 2017. As of June 30, 2018, non-performing loans were $2.4 million, or 0.05% of total loans, compared to $3.2 million, or 0.08% of total loans, as of December 31, 2017. We had specific reserves of $2.4 million and $2.5 million as of June 30, 2018 and December 31, 2017, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 0.0% and 18.4% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of June 30, 2018 and December 31, 2017, respectively.

For additional information on our non-performing loans as of June 30, 2018 and December 31, 2017, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $6.0 million, or 0.11% of total assets, as of June 30, 2018, as compared to $6.8 million, or 0.14% of total assets, as of December 31, 2017. The decrease in non-performing assets was due to $746,000 in paydowns on non-performing loans during the six months ended June 30, 2018. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of June 30, 2018 and December 31, 2017, we had OREO properties totaling $3.6 million and $3.6 million, respectively.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Non-performing loans:
Private banking	$298	$368
Commercial and industrial	2,139	2,815
Commercial real estate	—	—
Total non-performing loans	$2,437	$3,183
Other real estate owned	3,576	3,576
Total non-performing assets	$6,013	$6,759

Non-performing troubled debt restructured loans	$2,437	$3,183
Performing troubled debt restructured loans	$3,217	$3,371
Non-performing loans to total loans	0.05%	0.08%
Allowance for loan losses to non-performing loans	628.68%	452.94%
Non-performing assets to total assets	0.11%	0.14%

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

For additional information on the age analysis of past due loans segregated by class of loan for June 30, 2018 and December 31, 2017, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for June 30, 2018 and December 31, 2017, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting liquidity management and interest rate risk management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities, equity securities and, from time to time, debt securities held for trading purposes. Also included in our investment securities is Federal Home Loan Bank Stock. For additional information on FHLB stock, refer to Note 3, Investment Securities, to our unaudited condensed consolidated financial statements. Debt securities purchased with the intent to sell under trading activity and equity securities are recorded at fair value and changes to fair value are recognized in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are securities that the Company intends to hold until maturity and are recorded at amortized cost.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of June 30, 2018 and December 31, 2017, we reported debt securities in available-for-sale and held-to-maturity categories as well as equity securities. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale or trading and equity securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

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

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized loan obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, typically consists of U.S. Treasury Notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our securities portfolio as of June 30, 2018, was approximately 1.9, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $186.5 million and $138.9 million in debt securities available-for-sale as of June 30, 2018 and December 31, 2017, respectively. The increase of $47.6 million was primarily attributable to purchases of $61.5 million, net of repayments, including calls and maturities, of $9.8 million and sales of $2.0 million, of certain securities during the six months ended June 30, 2018.

On a fair value basis, 36.9% of our available-for-sale debt securities as of June 30, 2018, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2017, floating-rate securities comprised 52.2% of our available-for-sale debt securities.

On a fair value basis, 36.9% of our available-for-sale debt securities as of June 30, 2018, were agency securities, which tend to have a lower risk profile, while the remainder of the portfolio was comprised of certain corporate bonds, single-issuer trust preferred securities, non-agency commercial mortgage-backed securities and collateralized loan obligations. As of December 31, 2017, agency securities comprised 41.6% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $77.1 million and $59.3 million in debt securities held-to-maturity as of June 30, 2018 and December 31, 2017, respectively. The increase of $17.8 million was primarily attributable to purchases of $19.9 million, net of calls of $2.0 million, of certain securities during the six months ended June 30, 2018. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of June 30, 2018 and December 31, 2017.

Trading Debt Securities. We held no trading debt securities as of June 30, 2018 and December 31, 2017. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. Treasury Notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

Equity Securities. Equity securities consists of mutual funds investing in short-duration, corporate bonds. We had $8.6 million and $8.6 million in equity securities outstanding as of June 30, 2018 and December 31, 2017, respectively.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$99,737	$13	$1,136	$98,614
Trust preferred securities	17,903	514	—	18,417
Non-agency collateralized loan obligations	626	—	4	622
Agency collateralized mortgage obligations	36,742	60	4	36,798
Agency mortgage-backed securities	21,942	102	427	21,617
Agency debentures	10,480	5	86	10,399
Total debt securities available-for-sale	187,430	694	1,657	186,467
Debt securities held-to-maturity:
Corporate bonds	32,186	360	33	32,513
Agency debentures	21,870	10	40	21,840
Municipal bonds	23,042	11	123	22,930
Total debt securities held-to-maturity	77,098	381	196	77,283
Total debt securities	$264,528	$1,075	$1,853	$263,750

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Total debt securities available-for-sale	138,147	1,078	375	138,850
Debt securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total debt securities held-to-maturity	59,275	910	44	60,141
Total debt securities	$197,422	$1,988	$419	$198,991

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of June 30, 2018, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	June 30, 2018
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$20,158	2.29%	$57,280	2.94%	$21,176	4.91%	$—	—%	$98,614	3.24%
Trust preferred securities	—	—%	—	—%	9,437	4.26%	8,980	4.37%	18,417	4.31%
Non-agency collateralized loan obligations	—	—%	—	—%	—	—%	622	4.43%	622	4.43%
Agency collateralized mortgage obligations	—	—%	769	2.49%	—	—%	36,029	2.37%	36,798	2.37%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	21,617	2.18%	21,617	2.18%
Agency debentures	—	—%	—	—%	—	—%	10,399	3.16%	10,399	3.16%
Total debt securities available-for-sale	20,158		58,049		30,613		77,647		186,467
Weighted average yield		2.29%		2.93%		4.71%		2.66%		3.05%
Debt securities held-to-maturity:
Corporate bonds	5,024	6.36%	—	—%	27,489	5.33%	—	—%	32,513	5.49%
Agency debentures	—	—%	19,890	3.04%	1,950	2.83%	—	—%	21,840	3.02%
Municipal bonds	1,229	1.71%	12,022	2.10%	9,679	2.31%	—	—%	22,930	2.17%
Total debt securities held-to-maturity	6,253		31,912		39,118		—		77,283
Weighted average yield		5.44%		2.68%		4.44%		—%		3.79%
Total debt securities	$26,411		$89,961		$69,731		$77,647		$263,750
Weighted average yield		3.03%		2.85%		4.56%		2.66%		3.27%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Our total assets under management of $9.55 billion increased $1.25 billion, or 15.0%, as of June 30, 2018, from $8.31 billion as of December 31, 2017.

The following table shows the changes of our assets under management by investment style for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,511,000	$658,000	$(313,000)	$142,000	$3,998,000
Fixed income investment styles	3,049,000	1,045,000	(200,000)	2,000	3,896,000
Balanced investment styles	1,749,000	147,000	(260,000)	24,000	1,660,000
Total assets under management	$8,309,000	$1,850,000	$(773,000)	$168,000	$9,554,000

(1)	Inflows consist of new assets from the acquisition of Columbia and other new business as well as contributions from existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

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

As of June 30, 2018, we consider approximately 89% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of June 30, 2018, the Bank had CDARS® and ICS® reciprocal deposits totaling $655.8 million, which are classified as non-brokered deposits, resulting from recent legislation. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. For additional information on our deposits, refer to Note 6, Deposits, to our unaudited condensed consolidated financial statements.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018		2017
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$604,324	1.71%	$304,973	1.00%
Money market deposit accounts	2,319,320	1.68%	1,914,429	1.08%
Certificates of deposit	928,210	1.90%	924,110	1.12%
Total average interest-bearing deposits	3,851,854	1.74%	3,143,512	1.08%
Noninterest-bearing deposits	245,412	—	194,957	—
Total average deposits	$4,097,266	1.63%	$3,338,469	1.02%

Average Deposits for the Three Months Ended June 30, 2018 and 2017. For the three months ended June 30, 2018, our average total deposits were $4.10 billion, representing an increase of $758.8 million, or 22.7%, from the same period in 2017. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 66 basis points to 1.74% for the three months ended June 30, 2018, from 1.08% for the same period in 2017, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 60.2% of total average interest-bearing deposits, for the three months ended June 30, 2018, from 60.9% for the same period in 2017. Average certificates of deposit decreased to 24.1% of total average interest-bearing deposits for the three months ended June 30, 2018, compared to 29.4% for the same period in 2017. Average interest-bearing checking accounts increased to 15.7% of total average interest-bearing deposits for the three months ended June 30, 2018, compared to 9.7% for the same period in 2017. Average noninterest-bearing deposits increased $50.5 million, or 25.9%, in the three months ended June 30, 2018, from the three months ended June 30, 2017, and the average cost of total deposits increased 61 basis points to 1.63% for the three months ended June 30, 2018, from 1.02% for the same period in 2017.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018		2017
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$534,673	1.58%	$261,579	0.86%
Money market deposit accounts	2,300,567	1.56%	1,915,426	0.97%
Certificates of deposit	952,813	1.71%	929,482	1.05%
Total average interest-bearing deposits	3,788,053	1.60%	3,106,487	0.99%
Noninterest-bearing deposits	236,882	—	206,416	—
Total average deposits	$4,024,935	1.51%	$3,312,903	0.93%

Average Deposits for the Six Months Ended June 30, 2018 and 2017. For the six months ended June 30, 2018, our average total deposits were $4.02 billion, representing an increase of $712.0 million, or 21.5%, from the same period in 2017. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 61 basis points to 1.60% for the six months ended June 30, 2018, from 0.99% for the same period in 2017, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 60.7% of total average interest-bearing deposits, for the six months ended June 30, 2018, from 61.7% for the same period in 2017. Average certificates of deposit decreased to 25.2% of total average interest-bearing deposits for the six months ended June 30, 2018, compared to 29.9% for the same period in 2017. Average interest-bearing checking accounts increased to 14.1% of total average interest-bearing deposits for the six months ended June 30, 2018, compared to 8.4% for the same period in 2017. Average noninterest-bearing deposits increased $30.5 million, or 14.8%, in the six months ended June 30, 2018, from the six months ended June 30, 2017, and the average cost of total deposits increased 58 basis points to 1.51% for the six months ended June 30, 2018, from 0.93% for the same period in 2017.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of June 30, 2018.

(Dollars in thousands)	June 30, 2018
Months to maturity:
Three months or less	$347,974
Over three to six months	166,918
Over six to 12 months	201,375
Over 12 months	181,557
Total	$897,824

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

The following table presents certain information with respect to our outstanding borrowings, as of June 30, 2018 and December 31, 2017.

	June 30, 2018					December 31, 2017
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Daily FHLB borrowings	$80,000	2.05%	$415,000	$216,326	1-4 days	$195,000	1.57%	$370,000	$195,315	1-4 days
Term FHLB borrowings:
Issued 4/9/2018 (1)	50,000	2.01%	50,000	48,066	3 months	—	—%	—	—
Issued 6/29/2018 (2)	100,000	2.20%	100,000	100,000	3 months	100,000	1.66%	100,000	100,000	3 months
Line of credit borrowings	—	—%	6,200	2,672	12 months	6,200	4.56%	6,200	2,214	12 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$265,000	2.59%	$606,200	$402,064		$336,200	2.09%	$511,200	$332,529

(1) Original issue date of 1/8/2018 and renewed every 3 months thereafter; the average balances reflect current and prior terms for each period.
(2) Original issue date of 6/29/2016 and renewed every 3 months thereafter; the average balances reflect current and prior terms for each period.

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

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of June 30, 2018, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of June 30, 2018, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable, the quarterly dividend on our preferred stock, interest payments on other borrowings, our share repurchase programs and the acquisition earn out liability. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the six months ended June 30, 2018, the parent company paid $1.3 million related to the acquisition of Columbia, $2.5 million related to our share repurchase programs, $2.1 million related to interest payments on our subordinated notes and other borrowings, and $762,000 related to our preferred stock dividend. During the six months ended June 30, 2017, the parent company paid $1.0 million related to interest payments on our subordinated notes and $4.1 million related to our share repurchase programs. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of June 30, 2018. In addition, the holding company maintains an unsecured line of credit of $25.0 million with Texas Capital Bank, of which the full amount was available as of June 30, 2018.

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

Our principal sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, unpledged debt securities available-for-sale and equity securities, loan repayments (scheduled and unscheduled) and future earnings. Liability liquidity sources include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to reciprocal CDARS® and ICS® deposits and brokered deposits, and the ability to raise debt and equity. Customer deposits, which are an important source of liquidity, depend on the confidence of customers in us. Deposits are supported by our capital position and, up to applicable limits, the protection provided by FDIC insurance.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 84.9% and 83.5% as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, we had available liquidity of $876.3 million, or 16.7% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and unpledged investment securities), totaling $281.6 million, or 5.4% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $594.8 million, or 11.4% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Available cash	$90,111	$91,060
Unpledged debt securities available-for-sale and equity securities	191,447	143,499
Net borrowing capacity	594,776	535,907
Total liquidity	$876,334	$770,466

For the six months ended June 30, 2018, we generated $32.4 million of cash from operating activities, compared to cash generated of $8.9 million for the same period in 2017. This change in cash flow was primarily the result of an increase in net income of $9.1 million for the six months ended June 30, 2018, a net federal income tax refund of $6.5 million and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $442.7 million for the six months ended June 30, 2018, as compared to a net cash outflow of $357.1 million for the same period in 2017. The outflows for the six months ended June 30, 2018, were primarily due to net loan growth of $371.7 million and purchases of investment securities totaling $81.5 million, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $13.9 million. The outflows for the six months ended June 30, 2017, included net loan growth of $380.7 million and purchases of investment securities totaling $15.3 million, partially offset by the proceeds, principal repayments and maturities from investment securities totaling $41.8 million.

Financing activities resulted in a net inflow of $418.5 million for the six months ended June 30, 2018, compared to a net inflow of $363.9 million for the same period in 2017. The inflows for the six months ended June 30, 2018, were primarily a result of a net increase in deposits of $453.6 million, net proceeds from the issuance of preferred stock of $38.4 million, and a net decrease in FHLB borrowings of $65.0 million, compared to a net increase in deposits of $243.1 million and a net increase in FHLB borrowings of $120.0 million for the six months ended June 30, 2017.

We continue to evaluate the potential impact on liquidity management by regulatory proposals, including those being established under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as government regulators continue the final rule-making process.

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

Shareholders’ Equity. Shareholders’ equity was $453.9 million as of June 30, 2018, compared to $389.1 million as of December 31, 2017. The $64.8 million increase during the six months ended June 30, 2018, was primarily attributable to the issuance of $38.4 million in preferred stock, net income of $25.0 million, $3.9 million in stock-based compensation and $907,000 in exercises of stock options, partially offset by the purchase of $2.5 million in treasury stock, a preferred stock dividend of $762,000, and a decrease of $761,000 in accumulated other comprehensive income (loss).

In March 2018, the Company completed the issuance and sale of a registered, underwritten public offering of 1,400,000 depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). In addition, the Company granted the underwriters an option to purchase additional depositary shares of 210,000 which was exercised. The Company received net proceeds of $38.4 million from the offering, after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company, under federal regulatory capital rules.

When, as, and if declared by the board of directors of the Company, dividends will be payable on the Series A Preferred Stock from the date of issuance to, but excluding April 1, 2023 at a rate of 6.75% per annum, payable quarterly, in arrears, and from and including April 1, 2023, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 398.5 basis points per annum, payable quarterly, in arrears. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2023, as described in the prospectus supplement relating to the offering filed with the SEC on March 19, 2018.

Regulatory Capital. As of June 30, 2018 and December 31, 2017, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of June 30, 2018 and December 31, 2017, the capital conservation buffer was 1.875% and 1.25%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	June 30, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$402,817	12.66%	$254,606	8.00%	N/A	N/A
Bank	$405,480	12.82%	$252,976	8.00%	$316,220	10.00%
Tier 1 risk-based capital ratio
Company	$383,895	12.06%	$190,954	6.00%	N/A	N/A
Bank	$391,440	12.38%	$189,732	6.00%	$252,976	8.00%
Common equity tier 1 risk-based capital ratio
Company	$348,211	10.94%	$143,216	4.50%	N/A	N/A
Bank	$391,440	12.38%	$142,299	4.50%	$205,543	6.50%
Tier 1 leverage ratio
Company	$383,895	7.68%	$199,902	4.00%	N/A	N/A
Bank	$391,440	7.87%	$199,077	4.00%	$248,846	5.00%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	June 30, 2018
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$3,313,133	$42,000	$—	$—	$3,355,133
Certificates of deposit	849,394	236,675	—	—	1,086,069
Borrowings outstanding	230,000	35,000	—	—	265,000
Interest payments on certificates of deposit and borrowings	15,371	7,839	—	—	23,210
Operating leases	2,620	4,690	1,819	614	9,743
Commitments for low income housing and historic tax credits	10,529	6,885	377	56	17,847
Commitments for small business investment companies	4,595	—	—	—	4,595
Preferred dividends declared	679	—	—	—	679
Acquisition earn out liability	3,138	—	—	—	3,138
Total contractual obligations	$4,429,459	$333,089	$2,196	$670	$4,765,414

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

	June 30, 2018
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$2,513,943	$251,248	$53,553	$79,143	$2,897,887
Standby letters of credit	43,194	15,525	2,488	5,562	66,769
Total off-balance sheet arrangements	$2,557,137	$266,773	$56,041	$84,705	$2,964,656

(1)
The off-balance sheet amounts reflected in the One Year or Less category in the table above include $2.32 billion in unused loan commitments and $3.2 million in standby letters of credit that are due on demand with no stated maturity.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of both income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those that have a short term to maturity. Because of the nature of our operations, we are not subject to foreign exchange or commodity price risk. From time to time we hold market risk sensitive instruments for trading purposes. The summary information provided in this section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

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

We utilize an asset/liability model to measure and manage interest rate risk. The specific measurement tools used by management on at least a quarterly basis include net interest income (“NII”) simulation, economic value of equity (“EVE”) and gap analysis. All are static measures that do not incorporate assumptions regarding future business. All are also measures of interest rate sensitivity used to help us develop strategies for managing exposure to interest rate risk rather than projecting future earnings.

In our view, all three measures also have specific benefits and shortcomings. NII simulation explicitly measures exposure to earnings from changes in market rates of interest but does not provide a long-term view of value. EVE helps identify changes in optionality and price over a longer term horizon but its liquidation perspective does not convey the earnings-based measures that are typically the focus of managing and valuing a going concern. Gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to re-pricing over a period of time but only captures a single rate environment. Reviewing these various measures collectively helps management obtain a comprehensive view of our interest risk rate profile.

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

	June 30, 2018		December 31, 2017
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income:
+300	$31,563	27.16%	$24,558	23.27%
+200	$21,064	18.12%	$16,380	15.52%
+100	$10,512	9.04%	$8,166	7.74%
–100	$(10,491)	(9.03)%	$(8,928)	(8.46)%

Economic value of equity:
+300	$6,155	1.33%	$(971)	(0.25)%
+200	$4,845	1.05%	$43	0.01%
+100	$2,363	0.51%	$55	0.01%
–100	$(3,199)	(0.69)%	$(391)	(0.10)%

Given the current and projected short-term interest rate environment, we will continue to manage an asset sensitive interest rate risk position when it comes to net interest income. Given the longer term nature of the economic value of equity analysis and with longer term interest rates less certain, we will continue to manage a near neutral interest rate risk position when it comes to economic value of equity.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	June 30, 2018
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$157,717	$—	$—	$—	$—	$—	$—	$157,717
Federal funds sold	6,268	—	—	—	—	—	—	6,268
Total investment securities	103,033	23,222	22,881	83,216	32,242	26,821	(2,741)	288,674
Total loans	4,244,539	51,926	58,850	113,094	68,991	12,526	3,002	4,552,928
Other assets	—	—	—	—	—	—	228,349	228,349
Total assets	$4,511,557	$75,148	$81,731	$196,310	$101,233	$39,347	$228,610	$5,233,936

Liabilities:
Transaction deposits	$2,817,768	$139,160	$108,500	$42,000	$—	$—	$247,705	$3,355,133
Certificates of deposit	440,717	194,226	214,451	236,675	—	—	—	1,086,069
Borrowings, net	80,000	—	100,000	85,000	—	—	(186)	264,814
Other liabilities	—	—	—	—	—	—	74,026	74,026
Total liabilities	3,338,485	333,386	422,951	363,675	—	—	321,545	4,780,042

Equity	—	—	—	—	—	—	453,894	453,894
Total liabilities and equity	$3,338,485	$333,386	$422,951	$363,675	$—	$—	$775,439	$5,233,936

Interest rate sensitivity gap	$1,173,072	$(258,238)	$(341,220)	$(167,365)	$101,233	$39,347	$(546,829)
Cumulative interest rate sensitivity gap	$1,173,072	$914,834	$573,614	$406,249	$507,482	$546,829
Cumulative interest rate sensitive assets to rate sensitive liabilities	135.1%	124.9%	114.0%	109.1%	111.4%	112.3%	109.5%
Cumulative gap to total assets	22.4%	17.5%	11.0%	7.8%	9.7%	10.4%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 114.0% as of June 30, 2018, from 113.7% as of December 31, 2017.

In June 2016, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $100.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $100.0 million of borrowings from the less than 91 to 180 days re-pricing category to the 181 to 365 days re-pricing category. In January 2018, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $50.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $50.0 million of borrowings from the less than 90 days re-pricing category to the one to three years re-pricing category. For additional information on the cash flow hedge, refer to Note 11, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended June 30, 2018, the Company was not a party to any legal proceedings the resolution of which management believes would have a material adverse effect on the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended June 30, 2018:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1, 2018 - April 30, 2018	—	$—	—	$4,424,545
May 1, 2018 - May 31, 2018	41,631	25.69	41,631	3,355,036
June 1, 2018 - June 30, 2018	31,200	26.21	31,200	2,537,404
Total	72,831	$25.91	72,831	$2,537,404

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Date: August 6, 2018