Form 10-Q
period 2018-09-30
TriState Capital Holdings, Inc.
filed 2018-11-05
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2018

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
___________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, there were 28,862,278 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	September 30, 2018	December 31, 2017

ASSETS

Cash	$383	$380
Interest-earning deposits with other institutions	180,318	140,975
Federal funds sold	5,834	14,798
Cash and cash equivalents	186,535	156,153
Debt securities available-for-sale, at fair value (cost: $267,598 and $138,147, respectively)	266,373	138,850
Debt securities held-to-maturity, at cost (fair value: $95,756 and $60,141, respectively)	96,113	59,275
Equity securities, at fair value (cost: $14,110 and $8,910, respectively)	13,774	8,635
Federal Home Loan Bank stock	16,879	13,792
Total investment securities	393,139	220,552
Loans held-for-investment	4,758,356	4,184,244
Allowance for loan losses	(13,583)	(14,417)
Loans held-for-investment, net	4,744,773	4,169,827
Accrued interest receivable	18,470	13,519
Investment management fees receivable, net	8,066	7,720
Goodwill	41,659	38,724
Intangible assets, net of accumulated amortization of $7,926 and $6,461, respectively	26,706	26,634
Office properties and equipment, net of accumulated depreciation of $12,004 and $10,844, respectively	4,979	4,885
Bank owned life insurance	67,878	66,593
Prepaid expenses and other assets	81,083	73,290
Total assets	$5,573,288	$4,777,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$4,754,588	$3,987,611
Borrowings, net	262,365	335,913
Accrued interest payable on deposits and borrowings	4,071	2,499
Deferred tax liability, net	4,754	4,152
Acquisition earn out liability	3,138	—
Other accrued expenses and other liabilities	76,752	58,651
Total liabilities	5,105,668	4,388,826

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A shares issued and outstanding - 40,250 and 0, respectively	38,468	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 30,842,284 and 30,342,471, respectively; Shares outstanding - 28,920,978 and 28,591,101, respectively	292,821	289,507
Additional paid-in capital	14,393	10,290
Retained earnings	149,569	111,732
Accumulated other comprehensive income, net	657	1,246
Treasury stock (1,921,306 and 1,751,370 shares, respectively)	(28,288)	(23,704)
Total shareholders’ equity	467,620	389,071
Total liabilities and shareholders’ equity	$5,573,288	$4,777,897

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Interest income:
Loans	$48,470	$33,604	$132,111	$90,865
Investments	2,893	1,531	6,977	4,536
Interest-earning deposits	1,061	440	2,536	1,026
Total interest income	52,424	35,575	141,624	96,427

Interest expense:
Deposits	22,182	10,604	52,279	25,813
Borrowings	1,423	1,366	5,473	4,060
Total interest expense	23,605	11,970	57,752	29,873
Net interest income	28,819	23,605	83,872	66,554
Provision (credit) for loan losses	(234)	283	376	1,042
Net interest income after provision for loan losses	29,053	23,322	83,496	65,512
Non-interest income:
Investment management fees	9,828	9,214	28,422	27,684
Service charges on deposits	146	96	420	287
Net gain on the sale and call of debt securities	—	15	6	254
Swap fees	1,881	1,391	5,066	3,708
Commitment and other loan fees	373	423	1,036	1,240
Other income	523	567	1,392	1,654
Total non-interest income	12,751	11,706	36,342	34,827
Non-interest expense:
Compensation and employee benefits	16,967	14,683	48,177	42,798
Premises and occupancy costs	1,432	1,257	3,986	3,763
Professional fees	889	968	3,538	2,642
FDIC insurance expense	1,053	1,121	3,333	3,074
General insurance expense	278	245	767	805
State capital shares tax	485	398	1,396	1,148
Travel and entertainment expense	986	828	2,638	2,190
Intangible amortization expense	502	463	1,465	1,388
Other operating expenses	3,094	2,849	9,554	7,946
Total non-interest expense	25,686	22,812	74,854	65,754
Income before tax	16,118	12,216	44,984	34,585
Income tax expense	1,807	2,184	5,680	8,640
Net income	$14,311	$10,032	$39,304	$25,945
Preferred stock dividends on Series A	679	—	1,441	—
Net income available to common shareholders	$13,632	$10,032	$37,863	$25,945

Earnings per common share:
Basic	$0.49	$0.36	$1.37	$0.94
Diluted	$0.47	$0.35	$1.31	$0.90

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017

Net income	$14,311	$10,032	$39,304	$25,945

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities, net of tax expense (benefit) of $(59), $(19), $(455) and $490	(192)	(35)	(1,517)	855

Reclassification adjustment for gains included in net income on investment securities, net of tax expense of $0, $0, $(1) and $(85)	—	—	(5)	(154)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $37, $31, $336 and $(25)	120	55	1,103	(45)

Reclassification adjustment for gains included in net income on derivatives, net of tax expense of $(96), $(43), $(222) and $(87)	(316)	(77)	(730)	(156)

Other comprehensive income (loss)	(388)	(57)	(1,149)	500

Total comprehensive income	$13,923	$9,975	$38,155	$26,445

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2016	$—	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807
Net income	—	—	—	25,945	—	—	25,945
Other comprehensive income	—	—	—	—	500	—	500
Exercise of stock options	—	3,320	(1,982)	—	—	—	1,338
Purchase of treasury stock	—	—	—	—	—	(6,477)	(6,477)
Stock-based compensation	—	—	4,220	—	—	—	4,220
Balance, September 30, 2017	$—	$288,800	$9,020	$99,689	$1,330	$(21,506)	$377,333

Balance, December 31, 2017	$—	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071
Impact of adoption of ASU 2014-09 (see Note 1)	—	—	—	534	—	—	534
Reclassification for equity securities under ASU 2016-01 (see Note 1)	—	—	—	(286)	286	—	—
Reclassification for certain income tax effects under ASU 2018-02 (see Note 1)	—	—	—	(274)	274	—	—
Net income	—	—	—	39,304	—	—	39,304
Other comprehensive loss	—	—	—	—	(1,149)	—	(1,149)
Issuance of preferred stock (net of offering costs of $1,782)	38,468	—	—	—	—	—	38,468
Preferred stock dividend	—	—	—	(1,441)	—	—	(1,441)
Exercise of stock options	—	3,314	(1,968)	—	—	—	1,346
Purchase of treasury stock	—	—	—	—	—	(4,584)	(4,584)
Stock-based compensation	—	—	6,071	—	—	—	6,071
Balance, September 30, 2018	$38,468	$292,821	$14,393	$149,569	$657	$(28,288)	$467,620

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Cash flows from operating activities:
Net income	$39,304	$25,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	2,625	2,523
Amortization of deferred financing costs	152	152
Provision for loan losses	376	1,042
Net gain on the sale of loans	(19)	(17)
Stock-based compensation expense	6,071	4,220
Net gain on the sale or call of debt securities available-for-sale	(3)	(239)
Net gain on the call of debt securities held-to-maturity	(3)	(15)
Unrealized gain from equity securities	(38)	—
Net amortization of premiums and discounts on debt securities	551	684
Decrease (increase) in investment management fees receivable, net	(346)	449
Increase in accrued interest receivable	(4,951)	(2,118)
Increase (decrease) in accrued interest payable	1,572	(86)
Bank owned life insurance income	(1,285)	(1,339)
Decrease in income taxes payable	—	(11)
Decrease (increase) in prepaid income taxes	10,790	(745)
Deferred tax provision	944	805
Decrease in accounts payable and other accrued expenses	(313)	(5,471)
Other, net	129	(2,690)
Net cash provided by operating activities	55,556	23,089
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(150,556)	(12,700)
Purchase of debt securities held-to-maturity	(38,928)	(7,467)
Purchase of equity securities	(5,200)	(207)
Proceeds from the sale of debt securities available-for-sale	2,037	—
Principal repayments and maturities of debt securities available-for-sale	18,657	46,760
Principal repayments and maturities of debt securities held-to-maturity	7,004	3,000
Investment in low income housing and historic tax credits	(3,541)	(1,851)
Investment in small business investment companies	(736)	(745)
Net purchase of Federal Home Loan Bank stock	(3,087)	(1,152)
Net increase in loans	(582,394)	(540,292)
Proceeds from loan sales	7,092	6,867
Proceeds from the sale of other real estate owned	—	597
Additions to office properties and equipment	(1,253)	(766)
Acquisition	(1,335)	—
Net cash used in investing activities	(752,240)	(507,956)
Cash flows from financing activities:
Net increase in deposit accounts	766,977	483,091
Net increase (decrease) in Federal Home Loan Bank advances	(70,000)	35,000
Net increase (decrease) in line of credit advances	(3,700)	4,500
Net proceeds from issuance of preferred stock	38,468	—
Net proceeds from exercise of stock options	1,346	1,338
Purchase of treasury stock	(4,584)	(6,477)
Dividends paid on preferred stock	(1,441)	—
Net cash provided by financing activities	727,066	517,452
Net change in cash and cash equivalents during the period	30,382	32,585
Cash and cash equivalents at beginning of the period	156,153	103,994
Cash and cash equivalents at end of the period	$186,535	$136,579

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest expense	$56,028	$29,807
Income taxes	$(6,054)	$8,591
Other non-cash activity:
Unsettled purchase of debt securities available-for-sale	$—	$10,000
Unsettled purchase of debt securities held-to-maturity	$5,000	$—
Contingent consideration	$3,138	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] BASIS OF INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania-chartered state bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment adviser; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer.

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

The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Federal Reserve. Chartwell is a registered investment adviser regulated by the Securities and Exchange Commission (“SEC”). CTSC Securities is regulated by the SEC and Financial Industry Regulatory Authority (“FINRA”).

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, valuation of goodwill and other intangible assets and their evaluation for impairment, and deferred income taxes and its related recoverability, each of which are discussed later in this section.

CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly owned subsidiary, Meadowood Asset Management, LLC (established in 2011 to hold and manage the foreclosed properties for the Bank), after elimination of inter-company accounts and transactions. The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to SEC rules for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2018.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value, as of September 30, 2018 and December 31, 2017. Cash and stock dividends are reported as interest income on investments, in the consolidated statements of income.

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

The Company is a party to financial instruments with off-balance sheet risk, commitments to extend credit, in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses (i.e., demand loans) and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the unfunded commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management’s credit evaluation of the borrower.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan portfolio as of September 30, 2018 and December 31, 2017. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the nine months ended September 30, 2018, and no allowance for uncollectible accounts as of September 30, 2018. There was $322,000 of bad debt expense associated with a single relationship recorded for the nine months ended September 30, 2017, and there was no allowance for uncollectible accounts as of December 31, 2017.

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

STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation awards based on estimated fair values of stock-based awards made to employees and directors.

Compensation cost for all stock-based payments is based on the estimated grant-date fair value. The value of the portion of the award that is ultimately expected to vest is included in stock-based compensation expense in the consolidated statements of income and recorded as a component of additional paid-in capital, for equity-based awards. Compensation expense for all awards is recognized on a straight-line basis over the requisite service period for the entire grant.

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

RECENT ACCOUNTING DEVELOPMENTS
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820),” which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. Retrospective adoption is required except for the following changes, which are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption: (1) changes in unrealized gains and losses included in other comprehensive income for Level 3 instruments; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements; and (3) the narrative description of measurement uncertainty. Early adoption is permitted. An entity may early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which more closely aligns the accounting for employee and nonemployee share-based payments. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In February 2018, the FASB issued ASU 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” to address a narrow-scope financial reporting issue that arose as a consequence of the change in the tax law. The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This standard is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The changes could be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company early adopted this standard on January 1, 2018, and elected to reclassify the effect of the change in the U.S. federal corporate income tax rate from accumulated other comprehensive income to retained earnings of $274,000, which is reflected in the Consolidated Statements of Changes in Shareholders’ Equity in the period of adoption.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The standard also provides new alternatives for: applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. This standard is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The changes are effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. Management created a formal working group, consisting of key stakeholders from finance, risk and credit, to govern the implementation of this standard. We are in the process of designing current expected credit loss estimation methodologies and collecting data to be able to comply with this standard. We have partnered with a third party software provider to assist during our design and implementation phase. The Company is currently evaluating the impact this standard will have on our results of operations, financial position and related disclosure.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, among other things, requires lessees to recognize most leases on the balance sheet and disclose key information about leasing arrangements. This will result in an increase to a company’s reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, Leases. This standard is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for annual and interim periods in fiscal years beginning after December 15, 2018. This standard provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company’s operating leases primarily relate to our six office spaces and other office equipment. We are substantially complete with our assessment of this standard and based on our current leases, we anticipate recognizing a lease liability and related right-of-use asset on our balance sheet, with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date. The Company plans to adopt this standard on January 1, 2019, and will elect to apply it as of the beginning of the period of adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. The Company was impacted by two main provisions of this standard as follows. (1) This standard requires a public entity to use the exit price notion to measure fair value of financial instruments for disclosure purposes. Accordingly, the Company refined the calculation used to determine the disclosed fair value of loans held-for-investment as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. (2) This standard requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. This standard requires a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income. The Company adopted this standard on January 1, 2018, which resulted in a cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $286,000, which is reflected in the Consolidated Statements of Changes in Shareholders’ Equity in the period of adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard implements a common approach that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard establishes a five-step model that entities must follow to recognize revenue. This update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2017, for public business entities. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. The Company completed its assessment of revenue streams and associated incremental costs of contracts affected by the standard. The Company’s adoption of this standard did not change the method in which we recognize revenue. This standard requires that certain incremental costs incurred to acquire some of our investment management contracts to be capitalized and deferred over the estimated life of the contract. The adoption of this standard altered the timing, measurement and recognition of these costs in the income statement. The Company adopted this standard on January 1, 2018, utilizing the modified retrospective approach with a cumulative positive adjustment to retained earnings of $534,000.

The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, derivatives and investment securities as these activities are subject to other aspects of GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our consolidated statements of income as components of non-interest income are as follows:

•
Investment management fees - this represents monthly fees due from investment management customers as consideration for managing the customers’ assets. Revenue is recognized when our performance obligation is completed each month.

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

Other non-interest income primarily includes items such as income on swap fees, BOLI, gains on sale of loans, and other miscellaneous items, which are not subject to the requirements of ASC Topic 606 and no modification was required under this standard.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] BUSINESS COMBINATION

On April 6, 2018, TriState Capital Holdings, Inc. through its wholly owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of investment management contracts, select personnel and related assets from Columbia Partners, L.L.C. Investment Management (“Columbia”), totaling approximately $1.07 billion in assets under management (the “Columbia acquisition”). Under the terms of the agreement with Columbia investment management contracts were acquired for a purchase price consisting of $1.3 million paid in cash at closing based on a multiple of run-rate revenue plus an earn out. The earn out, which is limited to $3.8 million under the terms of the agreement, will be calculated based on a multiple of run-rate revenue at December 31, 2018. The earn out was estimated at closing to be approximately $3.1 million. Any change to the earn out calculation from the estimated $3.1 million recorded at closing will be recorded in the statement of income in the period in which it is deemed probable to occur. As of September 30, 2018, there has been no adjustment to the initial estimated earn out. The foregoing summary of the agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement.

The following table summarizes total consideration at closing and assets acquired for the Columbia acquisition on April 6, 2018:

(Dollars in thousands)	Columbia Acquisition
Consideration paid:
Cash	$1,334
Estimated earn out, at closing	3,138
Fair value of total consideration	$4,472

Intangible assets acquired	$1,537
Goodwill	2,935
Total net assets purchased	$4,472

In connection with the Columbia acquisition, total acquisition-related transaction costs incurred by TriState Capital were not significant. Since the acquisition, the Columbia acquired operations contributed revenues of $1.1 million and approximate earnings of $67,000 which were included in the consolidated statement of income for the nine months ended September 30, 2018.

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

	Pro Forma
	Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017
Total revenue	$120,814	$103,225
Net income available to common shareholders	$37,947	$26,257

Earnings per common share:
Basic	$1.37	$0.95
Diluted	$1.32	$0.91

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of debt securities. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
U.S. treasury notes	$24,961	$—	$90	$24,871
Corporate bonds	157,786	37	1,013	156,810
Trust preferred securities	17,934	378	—	18,312
Non-agency collateralized loan obligations	484	—	7	477
Agency collateralized mortgage obligations	35,137	50	5	35,182
Agency mortgage-backed securities	20,810	110	530	20,390
Agency debentures	10,486	—	155	10,331
Total debt securities available-for-sale	267,598	575	1,800	266,373
Debt securities held-to-maturity:
Corporate bonds	27,185	260	127	27,318
Agency debentures	41,506	6	208	41,304
Municipal bonds	23,000	2	243	22,759
Agency mortgage-backed securities	4,422	—	47	4,375
Total debt securities held-to-maturity	96,113	268	625	95,756
Total debt securities	$363,711	$843	$2,425	$362,129

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Total debt securities available-for-sale	138,147	1,078	375	138,850
Debt securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total debt securities held-to-maturity	59,275	910	44	60,141
Total debt securities	$197,422	$1,988	$419	$198,991

Interest income on investment securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Taxable interest income	$2,408	$1,156	$5,722	$3,540
Non-taxable interest income	101	113	317	339
Dividend income	384	262	938	657
Total interest income on investment securities	$2,893	$1,531	$6,977	$4,536

As of September 30, 2018, the contractual maturities of the debt securities were:

	September 30, 2018
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$14,127	$14,092	$2,135	$2,131
Due from one to five years	137,369	136,951	36,473	36,257
Due from five to ten years	41,229	40,720	43,456	43,370
Due after ten years	74,873	74,610	14,049	13,998
Total debt securities	$267,598	$266,373	$96,113	$95,756

The $74.6 million fair value of debt securities available-for-sale with a contractual maturity due after ten years as of September 30, 2018, included $51.4 million, or 68.8%, that are floating-rate securities. The $43.5 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to ten years as of September 30, 2018, included $20.8 million that have call provisions in one to five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related realized gains and losses were:

	Available-for-Sale		Held-to-Maturity		Available-for-Sale		Held-to-Maturity
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Proceeds from sales	$—	$—	$—	$—	$2,037	$—	$—	$—
Proceeds from calls	—	—	—	3,000	4,081	21,675	1,000	3,000
Total proceeds	$—	$—	$—	$3,000	$6,118	$21,675	$1,000	$3,000

Gross realized gains	$—	$—	$—	$15	$6	$241	$3	$15
Gross realized losses	—	—	—	—	3	2	—	—
Net realized gains (losses)	$—	$—	$—	$15	$3	$239	$3	$15

Debt securities available-for-sale of $3.5 million, as of September 30, 2018, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
U.S. treasury notes	$24,871	$90	$—	$—	$24,871	$90
Corporate bonds	123,005	1,003	3,991	10	126,996	1,013
Non-agency collateralized loan obligations	—	—	477	7	477	7
Agency collateralized mortgage obligations	—	—	3,812	5	3,812	5
Agency mortgage-backed securities	4,063	98	8,866	432	12,929	530
Agency debentures	10,331	155	—	—	10,331	155
Total debt securities available-for-sale	162,270	1,346	17,146	454	179,416	1,800
Debt securities held-to-maturity:
Corporate bonds	8,808	127	—	—	8,808	127
Agency debentures	31,469	208	—	—	31,469	208
Municipal bonds	20,297	242	449	1	20,746	243
Agency mortgage-backed securities	4,375	47	—	—	4,375	47
Total debt securities held-to-maturity	64,949	624	449	1	65,398	625
Total temporarily impaired debt securities (1)	$227,219	$1,970	$17,595	$455	$244,814	$2,425

(1)	The number of investment positions with unrealized losses totaled 76 for available-for-sale securities and 42 for held-to-maturity securities.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$29,995	$143	$—	$—	$29,995	$143
Non-agency collateralized loan obligations	—	—	805	6	805	6
Agency collateralized mortgage obligations	1,593	1	32,816	75	34,409	76
Agency mortgage-backed securities	2,960	10	9,437	140	12,397	150
Total debt securities available-for-sale	34,548	154	43,058	221	77,606	375
Debt securities held-to-maturity:
Corporate bonds	2,406	33	—	—	2,406	33
Municipal bonds	6,051	11	—	—	6,051	11
Total debt securities held-to-maturity	8,457	44	—	—	8,457	44
Total temporarily impaired debt securities (1)	$43,005	$198	$43,058	$221	$86,063	$419

(1)	The number of investment positions with unrealized losses totaled 28 for available-for-sale securities and 8 for held-to-maturity securities.

The change in the fair values of our U.S. treasury notes, municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

There were no debt securities classified as trading outstanding as of September 30, 2018 and December 31, 2017.

Equity securities consist of mutual funds investing in short-duration, corporate bonds and mid-cap value equities. There were $13.8 million and $8.6 million in equity securities outstanding as of September 30, 2018 and December 31, 2017, respectively.

There was $16.9 million and $13.8 million in FHLB stock outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

Loans held-for-investment were comprised of the following:

	September 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$2,622,554	$768,068	$1,362,623	$4,753,245
Deferred loan costs (fees)	5,195	3,478	(3,562)	5,111
Loans held-for-investment, net of deferred fees and costs	2,627,749	771,546	1,359,061	4,758,356
Allowance for loan losses	(1,894)	(6,444)	(5,245)	(13,583)
Loans held-for-investment, net	$2,625,855	$765,102	$1,353,816	$4,744,773

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$2,261,625	$667,028	$1,254,184	$4,182,837
Deferred loan costs (fees)	4,112	656	(3,361)	1,407
Loans held-for-investment, net of deferred fees and costs	2,265,737	667,684	1,250,823	4,184,244
Allowance for loan losses	(1,577)	(8,043)	(4,797)	(14,417)
Loans held-for-investment, net	$2,264,160	$659,641	$1,246,026	$4,169,827

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under the loan agreement. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of September 30, 2018 and December 31, 2017, was $3.29 billion and $2.37 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $504,000 and $504,000 as of September 30, 2018 and December 31, 2017, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $71.0 million and $53.3 million as of September 30, 2018 and December 31, 2017, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of September 30, 2018 and December 31, 2017, included in the total unfunded commitments above, was $45.8 million and $74.8 million, respectively. Should the Company be obligated to perform under the standby letters of credit the Company will seek repayment from the customer for amounts paid. During the nine months ended September 30, 2018 and 2017, there were draws on standby letters of credit totaling $6.0 million and $191,000, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities or cash value life insurance, which were 96.1% and 94.6% of total private banking loans as of September 30, 2018 and December 31, 2017, respectively.

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

The following tables present the recorded investment in loans by credit quality indicator:

	September 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,622,989	$750,326	$1,356,837	$4,730,152
Special mention	2,491	15,971	2,224	20,686
Substandard	2,269	5,249	—	7,518
Loans held-for-investment	$2,627,749	$771,546	$1,359,061	$4,758,356

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,265,369	$639,987	$1,248,972	$4,154,328
Special mention	—	24,882	1,851	26,733
Substandard	368	2,815	—	3,183
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

Changes in the allowance for loan losses were as follows for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,557	$8,786	$4,978	$15,321
Provision (credit) for loan losses	337	(838)	267	(234)
Charge-offs	—	(2,068)	—	(2,068)
Recoveries	—	564	—	564
Balance, end of period	$1,894	$6,444	$5,245	$13,583

	Three Months Ended September 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,448	$9,901	$4,619	$15,968
Provision (credit) for loan losses	43	(31)	271	283
Charge-offs	—	(413)	—	(413)
Recoveries	—	136	5	141
Balance, end of period	$1,491	$9,593	$4,895	$15,979

Changes in the allowance for loan losses were as follows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,577	$8,043	$4,797	$14,417
Provision (credit) for loan losses	317	(389)	448	376
Charge-offs	—	(2,068)	—	(2,068)
Recoveries	—	858	—	858
Balance, end of period	$1,894	$6,444	$5,245	$13,583

	Nine Months Ended September 30, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,424	$12,326	$5,012	$18,762
Provision (credit) for loan losses	67	1,097	(122)	1,042
Charge-offs	—	(4,302)	—	(4,302)
Recoveries	—	472	5	477
Balance, end of period	$1,491	$9,593	$4,895	$15,979

The following tables present the age analysis of past due loans segregated by class of loan:

	September 30, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$195	$—	$—	$195	$2,627,554	$2,627,749
Commercial and industrial	—	—	—	—	771,546	771,546
Commercial real estate	—	—	—	—	1,359,061	1,359,061
Loans held-for-investment	$195	$—	$—	$195	$4,758,161	$4,758,356

	December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$1,266	$—	$—	$1,266	$2,264,471	$2,265,737
Commercial and industrial	—	—	—	—	667,684	667,684
Commercial real estate	1,849	—	—	1,849	1,248,974	1,250,823
Loans held-for-investment	$3,115	$—	$—	$3,115	$4,181,129	$4,184,244

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

As of and for the Nine Months Ended September 30, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$2,269	$2,450	$469	$2,310	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	2,269	2,450	469	2,310	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	2,269	2,450	469	2,310	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$2,269	$2,450	$469	$2,310	$—

	As of and for the Twelve Months Ended December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$368	$541	$368	$438	$—
Commercial and industrial	2,815	3,135	2,139	3,067	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	3,183	3,676	2,507	3,505	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	3,371	5,330	—	4,224	146
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	3,371	5,330	—	4,224	146
Total:
Private banking	368	541	368	438	—
Commercial and industrial	6,186	8,465	2,139	7,291	146
Commercial real estate	—	—	—	—	—
Total	$6,554	$9,006	$2,507	$7,729	$146

Impaired loans as of September 30, 2018 and December 31, 2017, were $2.3 million and $6.6 million, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the nine months ended September 30, 2018, and the twelve months ended December 31, 2017. As of September 30, 2018 and December 31, 2017, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $469,000 and $2.5 million as of September 30, 2018 and December 31, 2017, respectively.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	September 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$469	$—	$—	$469
Collectively evaluated for impairment	1,425	6,444	5,245	13,114
Total allowance for loan losses	$1,894	$6,444	$5,245	$13,583
Loans held-for-investment:
Individually evaluated for impairment	$2,269	$—	$—	$2,269
Collectively evaluated for impairment	2,625,480	771,546	1,359,061	4,756,087
Loans held-for-investment	$2,627,749	$771,546	$1,359,061	$4,758,356

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$368	$2,139	$—	$2,507
Collectively evaluated for impairment	1,209	5,904	4,797	11,910
Total allowance for loan losses	$1,577	$8,043	$4,797	$14,417
Loans held-for-investment:
Individually evaluated for impairment	$368	$6,186	$—	$6,554
Collectively evaluated for impairment	2,265,369	661,498	1,250,823	4,177,690
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$—	$3,371
Non-accrual loans	269	3,183
Total troubled debt restructurings	$269	$6,554

There were unused commitments on loans designated as troubled debt restructurings of $0 and $708,000 as of September 30, 2018 and December 31, 2017, respectively.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within twelve months of the corresponding balance sheet date with a payment default during the nine months ended September 30, 2018, and 2017.

There were no loans newly designated as TDRs during the three and nine months ended September 30, 2018.

The financial effects of modifications made to loans newly designated as TDRs during the three and nine months ended September 30, 2017, were as follows:

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

Other Real Estate Owned

As of September 30, 2018 and December 31, 2017, the balance of the other real estate owned portfolio was $3.6 million and $3.6 million, respectively. There were no residential mortgage loans in the process of foreclosure as of September 30, 2018.

[6] DEPOSITS

As of September 30, 2018 and December 31, 2017, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	September 30, 2018	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$236,422	$248,092
Interest-bearing checking accounts	0.05 to 2.60%	2.02%	1.42%	713,833	455,341
Money market deposit accounts	0.10 to 2.95%	2.10%	1.37%	2,565,561	2,289,789
Total demand and savings accounts				3,515,816	2,993,222
Certificates of deposit	1.15 to 3.22%	2.32%	1.40%	1,238,772	994,389
Total deposits				$4,754,588	$3,987,611
Weighted average rate on interest-bearing accounts		2.15%	1.38%

As of September 30, 2018 and December 31, 2017, the Bank had total brokered deposits of $512.3 million and $1.07 billion, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $629.5 million and $627.5 million as of September 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, these reciprocal deposits were included in the total brokered deposits above, however were considered non-brokered as of September 30, 2018, as a result of recent legislation.

As of September 30, 2018 and December 31, 2017, certificates of deposit with balances of $100,000 or more, excluding brokered deposits, totaled $549.7 million and $440.2 million, respectively. As of September 30, 2018 and December 31, 2017, certificates of deposit with balances of $250,000 or more, excluding brokered deposits, totaled $209.0 million and $191.4 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
12 months or less	$984,000	$874,733
12 months to 24 months	194,314	96,766
24 months to 36 months	60,458	22,890
Total	$1,238,772	$994,389

Interest expense on deposits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest-bearing checking accounts	$3,267	$1,173	$7,464	$2,295
Money market deposit accounts	12,428	6,263	30,263	15,511
Certificates of deposit	6,487	3,168	14,552	8,007
Total interest expense on deposits	$22,182	$10,604	$52,279	$25,813

[7] BORROWINGS

As of September 30, 2018 and December 31, 2017, borrowings were comprised of the following:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit	2.38%	$75,000	5/1/2019		$—
Issued 7/9/2018	2.25%	50,000	10/9/2018		—
Issued 6/29/2018	2.20%	100,000	10/1/2018		—
Issued 12/29/2017		—		1.57%	195,000	1/2/2018
Issued 12/29/2017		—		1.66%	100,000	3/29/2018
Line of credit borrowings	5.06%	2,500	9/28/2019	4.56%	6,200	12/28/2018
Subordinated notes payable (net of debt issuance costs of $135 and $287)	5.75%	34,865	7/1/2019	5.75%	34,713	7/1/2019
Total borrowings, net		$262,365			$335,913

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of September 30, 2018, the Bank’s borrowing capacity is based on the information provided in the June 30, 2018, QCR filing. As of September 30, 2018, the Bank had securities held in safekeeping at the FHLB with a fair value of $3.5 million, combined with pledged loans of $1.14 billion, for a gross borrowing capacity of $810.8 million, of which $225.0 million was outstanding in advances. As of December 31, 2017, there was $295.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of September 30, 2018, there were no outstanding borrowings under these lines of credit and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains a $2.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain commercial clients of the Bank.

The holding company maintains an unsecured line of credit of $30.0 million, with Texas Capital Bank, of which $2.5 million was outstanding as of September 30, 2018.

Interest expense on borrowings was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
FHLB borrowings	$853	$790	$3,743	$2,360
Line of credit borrowings	16	22	69	39
Subordinated notes payable	554	554	1,661	1,661
Total interest expense on borrowings	$1,423	$1,366	$5,473	$4,060

[8] STOCK TRANSACTIONS

In March 2018, the Company completed the issuance and sale of a registered, underwritten public offering of 1,610,000 depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $38.5 million from the sale of 40,250 shares of its Series A Preferred Stock (equivalent to 1,610,000 depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

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

On April 27, 2018, the board of directors declared a dividend payable of approximately $762,000, or $0.47 per depositary share, on its Series A Non-Cumulative Perpetual Preferred Stock, which was payable on July 2, 2018, to preferred shareholders of record as of the close of business on June 15, 2018.

On July 17, 2018, the board of directors declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on its Series A Non-Cumulative Perpetual Preferred Stock, which was payable on October 1, 2018, to preferred shareholders of record as of the close of business on September 14, 2018.

Under authorization by the board of directors, the Company was permitted to repurchase its common stock up to prescribed amounts, of which $415,572 remained available as of September 30, 2018. During the nine months ended September 30, 2018, the Company repurchased a total of 169,936 shares for approximately $4.6 million, at an average cost of $26.97 per share, which are held as treasury stock. During the nine months ended September 30, 2017, the Company repurchased a total of 281,556 shares for approximately $6.5 million, at an average cost of $23.00 per share, which are held as treasury stock.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares (Series A) Outstanding	Number of Common Shares Outstanding
Balance, December 31, 2016	—	28,415,654
Issuance of restricted common stock	—	369,175
Exercise of stock options	—	139,300
Purchase of treasury stock	—	(281,556)
Balance, September 30, 2017	—	28,642,573

Balance, December 31, 2017	—	28,591,101
Issuance of preferred stock	40,250	—
Issuance of restricted common stock	—	396,113
Forfeitures of restricted common stock	—	(24,000)
Exercise of stock options	—	127,700
Purchase of treasury stock	—	(169,936)
Balance, September 30, 2018	40,250	28,920,978

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of September 30, 2018 and December 31, 2017, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of September 30, 2018 and December 31, 2017, the capital conservation buffer was 1.875% and 1.25%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$410,072	11.89%	$276,007	8.00%	N/A	N/A
Bank	$420,140	12.30%	$273,202	8.00%	$341,502	10.00%
Tier 1 risk-based capital ratio
Company	$399,172	11.57%	$207,005	6.00%	N/A	N/A
Bank	$407,140	11.92%	$204,901	6.00%	$273,202	8.00%
Common equity tier 1 risk-based capital ratio
Company	$362,973	10.52%	$155,254	4.50%	N/A	N/A
Bank	$407,140	11.92%	$153,676	4.50%	$221,976	6.50%
Tier 1 leverage ratio
Company	$399,172	7.53%	$212,152	4.00%	N/A	N/A
Bank	$407,140	7.71%	$211,158	4.00%	$263,947	5.00%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017

Net income available to common shareholders	$13,632	$10,032	$37,863	$25,945
Weighted average common shares outstanding:
Basic	27,588,607	27,515,923	27,603,784	27,581,229
Restricted stock - dilutive	863,084	661,086	757,572	616,742
Stock options - dilutive	498,233	482,981	488,570	523,776
Diluted	28,949,924	28,659,990	28,849,926	28,721,747

Earnings per common share:
Basic	$0.49	$0.36	$1.37	$0.94
Diluted	$0.47	$0.35	$1.31	$0.90

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive shares (1)	4,000	—	7,000	—

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[11] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts related to certain of the Company’s fixed-rate loan assets and differences in the amount, timing, and duration of the Company’s known or expected cash payments related to certain of the Company’s FHLB borrowings. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers while at the same time the Company enters into an offsetting derivative transaction in order to eliminate its interest rate risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2018 and December 31, 2017:

	Asset Derivatives		Liability Derivatives
	as of September 30, 2018		as of September 30, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$2,195	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	26,603	Other liabilities	26,610

Total	Other assets	$28,798	Other liabilities	$26,610

	Asset Derivatives		Liability Derivatives
	as of December 31, 2017		as of December 31, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,650	Other liabilities	$9
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	12,111	Other liabilities	12,069

Total	Other assets	$13,761	Other liabilities	$12,078

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of September 30, 2018 and December 31, 2017:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
September 30, 2018	$28,798	$—	$28,798	$(3,752)	$—	$25,046

December 31, 2017	$13,761	$—	$13,761	$(5,677)	$—	$8,084

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
September 30, 2018	$26,610	$—	$26,610	$(3,752)	$—	$22,858

December 31, 2017	$12,078	$—	$12,078	$(5,677)	$(124)	$6,277

FAIR VALUE HEDGES OF INTEREST RATE RISK

The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of September 30, 2018, the Company no longer had interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets.

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

The table below presents the effect of the Company’s fair value hedge instruments in the consolidated statements of income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2018	2017	2018	2017
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Interest income	$—	$(15)	$(9)	$(46)
Interest rate products	Non-interest income	—	1	—	4
Total		$—	$(14)	$(9)	$(42)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2018.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of September 30, 2018, were as follows:

(Dollars in thousands)	Notional Amount	Estimated Increase/(Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 6/29/2016	$100,000	$(1,367)	6/29/2019	9
Issued 1/8/2018	50,000	(264)	1/8/2021	27
Total	$150,000	$(1,631)

The tables below present the effective portion of the Company’s cash flow hedge instruments in the consolidated statements of income and accumulated other comprehensive income:

		Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)		2018	2017	2018	2017
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$412	$120	$157	$86
Total		$412	$120	$157	$86

		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2018	2017	2018	2017
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$952	$243	$1,439	$(70)
Total		$952	$243	$1,439	$(70)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2018, the Company had derivative transactions with an aggregate notional amount of $1.89 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the consolidated statements of income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2018	2017	2018	2017
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$—	$(25)	$22	$175
Total		$—	$(25)	$22	$175

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

As of September 30, 2018, the termination value of derivatives for which we had master netting arrangements with the counterparty and in a net liability position was $156,000, including accrued interest. As of September 30, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $1.1 million. If the Company had breached any of these provisions as of September 30, 2018, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
U.S. treasury notes	$24,871	$—	$—	$24,871
Corporate bonds	—	156,810	—	156,810
Trust preferred securities	—	18,312	—	18,312
Non-agency collateralized loan obligations	—	477	—	477
Agency collateralized mortgage obligations	—	35,182	—	35,182
Agency mortgage-backed securities	—	20,390	—	20,390
Agency debentures	—	10,331	—	10,331
Equity securities	13,774	—	—	13,774
Interest rate swaps	—	28,798	—	28,798
Total financial assets	38,645	270,300	—	308,945

Financial liabilities:
Interest rate swaps	—	26,610	—	26,610
Acquisition earn out liability	—	—	3,138	3,138
Total financial liabilities	$—	$26,610	$3,138	$29,748

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$61,689	$—	$61,689
Trust preferred securities	—	18,581	—	18,581
Non-agency collateralized loan obligations	—	805	—	805
Agency collateralized mortgage obligations	—	38,822	—	38,822
Agency mortgage-backed securities	—	18,953	—	18,953
Equity securities	8,635	—	—	8,635
Interest rate swaps	—	13,761	—	13,761
Total financial assets	8,635	152,611	—	161,246

Financial liabilities:
Interest rate swaps	—	12,078	—	12,078
Total financial liabilities	$—	$12,078	$—	$12,078

INVESTMENT SECURITIES
U.S. treasury notes are classified as Level 1 because these securities are in actively traded markets. Generally, other debt securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs and therefore are classified as Level 2. Equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets.

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$1,800	$1,800
Other real estate owned	—	—	3,576	3,576
Total assets	$—	$—	$5,376	$5,376

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$4,047	$4,047
Other real estate owned	—	—	3,576	3,576
Total assets	$—	$—	$7,623	$7,623

As of September 30, 2018 and December 31, 2017, the Company recorded $469,000 and $2.5 million, respectively, of specific reserves to allowance for loan losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Multiple/ Discount Rate
Acquisition earn out liability	$3,138	Income approach	Run-rate revenue multiple; client retention	1.6	times

Loans measured for impairment, net	$1,800	Appraisal value	Discount due to salability conditions	16%

Other real estate owned	$3,576	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A summary of the carrying amounts and estimated fair values of financial instruments was as follows:

		September 30, 2018		December 31, 2017
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$186,535	$186,535	$156,153	$156,153
Debt securities available-for-sale	1	24,871	24,871	—	—
Debt securities available-for-sale	2	241,502	241,502	138,850	138,850
Debt securities held-to-maturity	2	96,113	95,756	59,275	60,141
Equity securities	1	13,774	13,774	8,635	8,635
Federal Home Loan Bank stock	2	16,879	16,879	13,792	13,792
Loans held-for-investment, net	3	4,744,773	4,727,674	4,169,827	4,167,775
Accrued interest receivable	2	18,470	18,470	13,519	13,519
Investment management fees receivable, net	2	8,066	8,066	7,720	7,720
Bank owned life insurance	2	67,878	67,878	66,593	66,593
Other real estate owned	3	3,576	3,576	3,576	3,576
Interest rate swaps	2	28,798	28,798	13,761	13,761

Financial liabilities:
Deposits	2	$4,754,588	$4,751,676	$3,987,611	$3,985,883
Borrowings, net	2	262,365	262,251	335,913	336,051
Acquisition earn out liability	3	3,138	3,138	—	—
Interest rate swaps	2	26,610	26,610	12,078	12,078

During the nine months ended September 30, 2018 and 2017, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2018 and December 31, 2017:

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended September 30,
	2018			2017
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$(833)	$1,878	$1,045	$439	$948	$1,387
Change in unrealized holding gains (losses)	(192)	120	(72)	(35)	55	20
Gains reclassified from other comprehensive income	—	(316)	(316)	—	(77)	(77)
Net other comprehensive income (loss)	(192)	(196)	(388)	(35)	(22)	(57)
Balance, end of period	$(1,025)	$1,682	$657	$404	$926	$1,330

	Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$172	$1,074	$1,246	$(297)	$1,127	$830
Change in unrealized holding gains (losses)	(1,517)	1,103	(414)	855	(45)	810
Gains reclassified from other comprehensive income	(5)	(730)	(735)	(154)	(156)	(310)
Reclassification for equity securities under ASU 2016-01 (see Note 1)	286	—	286	—	—	—
Reclassification for certain income tax effects under ASU 2018-02 (see Note 1)	39	235	274	—	—	—
Net other comprehensive income (loss)	(1,197)	608	(589)	701	(201)	500
Balance, end of period	$(1,025)	$1,682	$657	$404	$926	$1,330

[14] CONTINGENT LIABILITIES

The Company is not aware of any material unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

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

The following tables provide financial information for the two segments of the Company as of and for the periods indicated. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Assets:
Bank	$5,479,111	$4,691,760
Investment management	92,131	84,714
Parent and other	2,046	1,423
Total assets	$5,573,288	$4,777,897

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$52,354	$—	$70	$52,424	$35,512	$—	$63	$35,575
Interest expense	23,038	—	567	23,605	11,398	—	572	11,970
Net interest income (loss)	29,316	—	(497)	28,819	24,114	—	(509)	23,605
Provision (credit) for loan losses	(234)	—	—	(234)	283	—	—	283
Net interest income (loss) after provision for loan losses	29,550	—	(497)	29,053	23,831	—	(509)	23,322
Non-interest income:
Investment management fees	—	9,914	(86)	9,828	—	9,265	(51)	9,214
Net gain on the sale and call of debt securities	—	—	—	—	15	—	—	15
Other non-interest income	2,850	—	73	2,923	2,477	—	—	2,477
Total non-interest income	2,850	9,914	(13)	12,751	2,492	9,265	(51)	11,706
Non-interest expense:
Intangible amortization expense	—	502	—	502	—	463	—	463
Other non-interest expense	17,002	8,173	9	25,184	14,575	7,747	27	22,349
Total non-interest expense	17,002	8,675	9	25,686	14,575	8,210	27	22,812
Income (loss) before tax	15,398	1,239	(519)	16,118	11,748	1,055	(587)	12,216
Income tax expense (benefit)	1,676	282	(151)	1,807	1,987	435	(238)	2,184
Net income (loss)	$13,722	$957	$(368)	$14,311	$9,761	$620	$(349)	$10,032

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$141,424	$—	$200	$141,624	$96,220	$—	$207	$96,427
Interest expense	56,027	—	1,725	57,752	28,183	—	1,690	29,873
Net interest income (loss)	85,397	—	(1,525)	83,872	68,037	—	(1,483)	66,554
Provision for loan losses	376	—	—	376	1,042	—	—	1,042
Net interest income (loss) after provision for loan losses	85,021	—	(1,525)	83,496	66,995	—	(1,483)	65,512
Non-interest income:
Investment management fees	—	28,621	(199)	28,422	—	27,843	(159)	27,684
Net gain on the sale and call of debt securities	6	—	—	6	254	—	—	254
Other non-interest income	7,875	1	38	7,914	6,888	1	—	6,889
Total non-interest income	7,881	28,622	(161)	36,342	7,142	27,844	(159)	34,827
Non-interest expense:
Intangible amortization expense	—	1,465	—	1,465	—	1,388	—	1,388
Other non-interest expense	49,011	23,988	390	73,389	41,868	22,398	100	64,366
Total non-interest expense	49,011	25,453	390	74,854	41,868	23,786	100	65,754
Income (loss) before tax	43,891	3,169	(2,076)	44,984	32,269	4,058	(1,742)	34,585
Income tax expense (benefit)	5,485	786	(591)	5,680	7,734	1,587	(681)	8,640
Net income (loss)	$38,406	$2,383	$(1,485)	$39,304	$24,535	$2,471	$(1,061)	$25,945

[16] SUBSEQUENT EVENTS

On October 16, 2018, the Company’s board of directors declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Non-Cumulative Perpetual Preferred Stock, which is payable on January 2, 2019, to preferred shareholders of record as of the close of business on December 18, 2018.

On October 16, 2018, the Company’s board of directors approved a new share repurchase program of up to $5 million. Under the authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the three and nine months ended September 30, 2018. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained herein and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. These statements are often, but not always, made through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “maintain,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, and beliefs of assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

•	deterioration of our asset quality;

•
our ability to prudently manage our growth and execute our strategy, including the successful integration of past and future acquisitions and our ability to fully realize the cost savings and other benefits of our acquisitions, manage risks related to business disruption following those acquisitions, and customer disintermediation;

•	possible loan losses and changes in the value of collateral securing our loans;

•	possible changes in the speed of loan prepayments by customers and loan origination or sales volumes;

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	changes in management personnel;

•	our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	our ability to provide investment management performance competitive with our peers and benchmarks;

•	operational risks associated with our business, including cyber-security related risks;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	negative perceptions or publicity with respect to any products or services we offer;

•	adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceedings;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

•	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms;

•	regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to shareholders;

•	further government intervention in the U.S. financial system;

•	natural disasters and adverse weather, acts of terrorism, cyber-attacks, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	other factors that are discussed in the section entitled “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC on February 23, 2018, which is accessible at www.sec.gov.

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

General

We are a bank holding company that operates through two reportable segments: Bank and Investment Management. Through TriState Capital Bank, a Pennsylvania chartered bank (the “Bank”), the Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals and trusts. The Bank segment generates most of its revenue from interest on loans and investments, loan related fees including swap fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits and its secondary source of funding is borrowings. Its largest expenses are interest on these deposits and borrowings, and salaries and related employee benefits. Through Chartwell Investment Partners, LLC, an SEC registered investment adviser (“Chartwell”), the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through Chartwell TSC Securities Corp., our registered broker/dealer subsidiary (“CTSC Securities”). The Investment Management segment generates its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

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

Executive Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell, and CTSC Securities. Through the Bank, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $9.87 billion as of September 30, 2018, which included $1.07 billion from the Company’s acquisition of Columbia Partners, L.L.C. (“Columbia”), which closed on April 6, 2018, (the “Columbia acquisition”). CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products that require SEC or FINRA licensing.

For the three months ended September 30, 2018, our net income available to common shareholders was $13.6 million compared to $10.0 million for the same period in 2017, an increase of $3.6 million, or 35.9%. This increase was primarily due to the net impact of (1) a $5.2 million, or 22.1%, increase in net interest income; (2) lower provision for loan losses of $517,000; (3) an increase in non-interest income of $1.0 million, or 8.9%; (4) an increase of $2.9 million, or 12.6%, in non-interest expense; (5) a $377,000 decrease in income taxes; and (6) an increase in preferred stock dividends of $679,000.

For the nine months ended September 30, 2018, our net income available to common shareholders was $37.9 million compared to $25.9 million for the same period in 2017, an increase of $11.9 million, or 45.9%. This increase was primarily due to the impact of (1) a $17.3 million, or 26.0%, increase in net interest income; (2) lower provision for loan losses of $666,000; (3) an increase in non-interest income of $1.5 million, or 4.4%; (4) an increase of $9.1 million, or 13.8%, in non-interest expense; (5) a $3.0 million decrease in income taxes; and (6) an increase in preferred stock dividends of $1.4 million.

Our diluted EPS was $0.47 for the three months ended September 30, 2018, compared to $0.35 for the same period in 2017, and $1.31 for the nine months ended September 30, 2018, compared to $0.90 for the same period in 2017. The increases in diluted EPS are a result of our continued growth in net income available to common shareholders.

For the three months ended September 30, 2018, total revenue increased $6.3 million, or 17.8%, to $41.6 million from $35.3 million for the same period in 2017. For the nine months ended September 30, 2018, total revenue increased $19.1 million, or 18.9%, to $120.2 million from $101.1 million for the same period in 2017. Increases in total revenue for the three and nine months ended September 30, 2018, were driven largely by higher net interest income and swap fees for the Bank, as well as higher investment management fees for Chartwell.

Our annualized net interest margin was 2.22% and 2.27% for the three months ended September 30, 2018 and 2017, respectively, and 2.31% and 2.25% for the nine months ended September 30, 2018 and 2017, respectively. The increase in net interest margin for the nine months ended September 30, 2018, was driven by an increase in the yield on loans, partially offset by an increase in the cost of interest-bearing liabilities.

Our annualized ratio of non-interest expense to average assets was 1.90% and 2.09% for the three months ended September 30, 2018 and 2017, respectively, and 1.98% and 2.11% for the nine months ended September 30, 2018 and 2017, respectively. The Bank’s efficiency ratio was 52.86% and 54.81% for the three months ended September 30, 2018 and 2017, respectively, and 52.55% and 55.88% for the nine months ended September 30, 2018 and 2017, respectively. These improvements in the Bank’s efficiency ratio were a result of growth in total revenue, as well as moderating growth in non-interest expense.

Our annualized return on average assets was 1.01% and 0.92% for the three months ended September 30, 2018 and 2017, respectively, and 1.00% and 0.83% for the nine months ended September 30, 2018 and 2017, respectively. Our annualized return on average common equity was 12.78% and 10.69% for the three months ended September 30, 2018 and 2017, respectively, and 12.36% and 9.52% for the nine months ended September 30, 2018 and 2017, respectively. Both of these ratios increased primarily due to continued growth in earnings.

Out total assets were $5.57 billion as of September 30, 2018, an increase of $795.4 million, or 22.3% on an annualized basis, from December 31, 2017. Loans held-for-investment grew by $574.1 million to $4.76 billion as of September 30, 2018, an annualized increase of 18.3%, from December 31, 2017, as a result of growth in both our commercial and private banking loan portfolios. Total deposits increased $767.0 million, or 25.7% on an annualized basis, to $4.75 billion as of September 30, 2018, from December 31, 2017.

Our ratio of adverse rated credits to total loans declined to 0.59% at September 30, 2018, from 0.71% at December 31, 2017. Our ratio of allowance for loan losses to loans was 0.29% and 0.34% as of September 30, 2018 and December 31, 2017, respectively, reflecting low non-performing loans and lower levels of provision required for private banking loans. We had a credit to provision for loan losses of $234,000 for the three months ended September 30, 2018, compared to provision expense of $283,000 for the three months ended September 30, 2017. Provision for loan losses was $376,000 and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Our book value per common share increased $1.23 to $14.84 as of September 30, 2018, from $13.61 as of December 31, 2017, largely as a result of an increase in our net income during the nine months ended September 30, 2018.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “efficiency ratio,” and “EBITDA.” Although we believe these non-GAAP financial measures provide management and our investors with a more detailed understanding of our performance, these measures are not necessarily comparable to similar measures that may be presented by other companies. The non-GAAP financial measures presented herein are calculated as follows:

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

“Efficiency ratio” is defined as non-interest expense divided by our total revenue. We believe this measure allows management and investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items that are unrelated to our core business, particularly at the Bank.

“EBITDA” is defined as net income before interest expense, income tax expense, depreciation expense and intangible amortization expense. We use EBITDA particularly to assess the strength of our investment management business. We believe this measure is important because it allows management and investors to better assess our investment management performance in relation to our core operating earnings by excluding certain non-cash items and the volatility that is associated with certain discrete items that are unrelated to our core business.

(Dollars in thousands, except per share data)	September 30, 2018	December 31, 2017
Tangible book value per common share:
Common shareholders' equity	$429,152	$389,071
Less: goodwill and other intangible assets	68,365	65,358
Tangible common equity (numerator)	$360,787	$323,713
Common shares outstanding (denominator)	28,920,978	28,591,101
Tangible book value per common share	$12.47	$11.32

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Total revenue:
Net interest income	$28,819	$23,605	$83,872	$66,554
Total non-interest income	12,751	11,706	36,342	34,827
Less: net gain on the sale and call of debt securities	—	15	6	254
Total revenue	$41,570	$35,296	$120,208	$101,127

BANK SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Bank total revenue:
Net interest income	$29,316	$24,114	$85,397	$68,037
Total non-interest income	2,850	2,492	7,881	7,142
Less: net gain on the sale and call of debt securities	—	15	6	254
Bank total revenue	$32,166	$26,591	$93,272	$74,925

Bank efficiency ratio:
Total non-interest expense (numerator)	$17,002	$14,575	$49,011	$41,868
Total revenue (denominator)	$32,166	$26,591	$93,272	$74,925
Bank efficiency ratio	52.86%	54.81%	52.55%	55.88%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Investment Management EBITDA:
Net income	$957	$620	$2,383	$2,471
Interest expense	—	—	—	—
Income taxes expense	282	435	786	1,587
Depreciation expense	126	130	376	369
Intangible amortization expense	502	463	1,465	1,388
EBITDA	$1,867	$1,648	$5,010	$5,815

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Maintaining profitable spreads between earning assets and interest-bearing liabilities is important to our financial performance because net interest income comprised 69.8% and 65.8% of total revenue for the nine months ended September 30, 2018 and 2017, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Interest income	$52,424	$35,575	$141,624	$96,427
Fully taxable equivalent adjustment	27	60	84	181
Interest income adjusted	52,451	35,635	141,708	96,608
Less: interest expense	23,605	11,970	57,752	29,873
Net interest income adjusted	$28,846	$23,665	$83,956	$66,735

Yield on earning assets	4.04%	3.42%	3.91%	3.25%
Cost of interest-bearing liabilities	2.05%	1.28%	1.79%	1.13%
Net interest spread	1.99%	2.14%	2.12%	2.12%
Net interest margin (1)	2.22%	2.27%	2.31%	2.25%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended September 30, 2018 and 2017. Non-accrual loans are included in the calculation of average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

	Three Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$207,346	$1,015	1.94%	$131,115	$420	1.27%
Federal funds sold	9,563	46	1.91%	6,845	20	1.16%
Debt securities available-for-sale	236,053	1,836	3.09%	132,166	697	2.09%
Debt securities held-to-maturity	76,341	699	3.63%	60,220	631	4.16%
Equity securities	11,219	71	2.51%	8,575	63	2.91%
FHLB stock	11,342	314	10.98%	12,582	200	6.31%
Total loans	4,594,755	48,470	4.19%	3,787,231	33,604	3.52%
Total interest-earning assets	5,146,619	52,451	4.04%	4,138,734	35,635	3.42%
Other assets	223,996			194,405
Total assets	$5,370,615			$4,333,139

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$657,402	$3,267	1.97%	$371,526	$1,173	1.25%
Money market deposit accounts	2,506,334	12,428	1.97%	2,021,755	6,263	1.23%
Certificates of deposit	1,155,888	6,487	2.23%	1,003,280	3,168	1.25%
Borrowings:
FHLB borrowings	221,576	853	1.53%	271,304	790	1.16%
Line of credit borrowings	1,277	16	4.97%	2,571	22	3.39%
Subordinated notes payable, net	34,832	554	6.31%	34,629	554	6.35%
Total interest-bearing liabilities	4,577,309	23,605	2.05%	3,705,065	11,970	1.28%
Noninterest-bearing deposits	253,033			205,368
Other liabilities	78,802			50,332
Shareholders' equity	461,471			372,374
Total liabilities and shareholders' equity	$5,370,615			$4,333,139

Net interest income (1)		$28,846			$23,665
Net interest spread			1.99%			2.14%
Net interest margin (1)			2.22%			2.27%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended September 30, 2018 and 2017. Net interest income, calculated on a fully taxable equivalent basis, increased $5.2 million, or 21.9%, to $28.8 million for the three months ended September 30, 2018, from $23.7 million for the same period in 2017. The increase in net interest income for the three months ended September 30, 2018, was primarily attributable to a $1.01 billion, or 24.4%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $16.8 million, or 47.2%, in interest income, partially offset by an increase of $11.6 million, or 97.2%, in interest expense. Net interest margin decreased to 2.22% for the three months ended September 30, 2018, as compared to 2.27% for the same period in 2017, driven by higher cost of deposits, partially offset by higher yield on our loan portfolio.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which is our primary earning asset, of $807.5 million, or 21.3%, as well as an increase of 67 basis points in yield on our loans for the three months ended September 30, 2018, compared to the same period in 2017. The most significant factor driving the yield on our loan portfolio was the effect of the Federal Reserve’s increases in the target federal funds rate on our floating-rate loans, which was partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 62 basis points to 4.04% for the three months ended September 30, 2018, as compared to 3.42% for the same period in 2017, primarily from the higher yield on loans.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 77 basis points in the average rate paid on our interest-bearing liabilities, as well as an increase of $872.2 million, or 23.5%, in average interest-bearing liabilities for the three months ended September 30, 2018, compared to the same period in 2017. The increase in average rate paid was reflective of increases in rates paid in all deposit categories, which was driven by the effect of the Federal Reserve’s increases in the target federal funds rate on our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $484.6 million in average money market deposit accounts, an increase of $285.9 million in average interest-bearing checking accounts and an increase of $152.6 million in average certificates of deposits.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended September 30, 2018 compared to the same period in 2017. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30,
	2018 over 2017
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$283	$312	$595
Federal funds sold	16	10	26
Debt securities available-for-sale	429	710	1,139
Debt securities held-to-maturity	(86)	154	68
Equity securities	(10)	18	8
FHLB stock	135	(21)	114
Total loans	6,983	7,883	14,866
Total increase in interest income	7,750	9,066	16,816

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	895	1,199	2,094
Money market deposit accounts	4,407	1,758	6,165
Certificates of deposit	2,776	543	3,319
Borrowings:
FHLB borrowings	225	(162)	63
Line of credit borrowings	8	(14)	(6)
Subordinated notes payable, net	(3)	3	—
Total increase in interest expense	8,308	3,327	11,635
Total increase (decrease) in net interest income	$(558)	$5,739	$5,181

(1)
The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the nine months ended September 30, 2018 and 2017. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 21% for 2018 and 35% for 2017.

	Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$181,368	$2,436	1.80%	$121,640	$981	1.08%
Federal funds sold	7,761	100	1.72%	6,501	45	0.93%
Debt securities available-for-sale	187,041	4,150	2.97%	145,169	2,215	2.04%
Debt securities held-to-maturity	69,217	1,973	3.81%	58,744	1,845	4.20%
Equity securities	9,498	200	2.82%	8,496	207	3.26%
FHLB stock	14,856	738	6.64%	13,803	450	4.36%
Total loans	4,381,057	132,111	4.03%	3,619,679	90,865	3.36%
Total interest-earning assets	4,850,798	141,708	3.91%	3,974,032	96,608	3.25%
Other assets	215,388			189,483
Total assets	$5,066,186			$4,163,515

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$576,032	$7,464	1.73%	$298,631	$2,295	1.03%
Money market deposit accounts	2,369,910	30,263	1.71%	1,951,258	15,511	1.06%
Certificates of deposit	1,021,248	14,552	1.91%	954,352	8,007	1.12%
Borrowings:
FHLB borrowings	316,264	3,743	1.58%	307,143	2,360	1.03%
Line of credit borrowings	2,202	69	4.19%	1,375	39	3.79%
Subordinated notes payable, net	34,781	1,661	6.38%	34,579	1,661	6.42%
Total interest-bearing liabilities	4,320,437	57,752	1.79%	3,547,338	29,873	1.13%
Noninterest-bearing deposits	242,325			206,063
Other liabilities	68,064			45,596
Shareholders' equity	435,360			364,518
Total liabilities and shareholders' equity	$5,066,186			$4,163,515

Net interest income (1)		$83,956			$66,735
Net interest spread			2.12%			2.12%
Net interest margin (1)			2.31%			2.25%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Nine Months Ended September 30, 2018 and 2017. Net interest income, calculated on a fully taxable equivalent basis, increased $17.2 million, or 25.8%, to $84.0 million for the nine months ended September 30, 2018, from $66.7 million for the same period in 2017. The increase in net interest income for the nine months ended September 30, 2018, was primarily attributable to an $876.8 million, or 22.1%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $45.1 million, or 46.7%, in interest income, partially offset by an increase of $27.9 million, or 93.3%, in interest expense. Net interest margin was 2.31% for the nine months ended September 30, 2018, compared to 2.25% for the same period in 2017, driven by higher yield on our loan portfolio, partially offset by higher cost of deposits and FHLB borrowings.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which is our primary earning asset, of $761.4 million, or 21.0%, as well as an increase of 67 basis points in yield on our loans for the nine months ended September 30, 2018, compared to the same period in 2017. The most significant factor driving the yield on our loan portfolio was the effect of the Federal Reserve’s increases in the target federal funds rate on our floating-rate loans, which was partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 66 basis points to 3.91% for the nine months ended September 30, 2018, as compared to 3.25% for the same period in 2017, primarily from the higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 66 basis points in the average rate paid on our interest-bearing liabilities, as well as an increase of $773.1 million, or 21.8%, in average interest-bearing liabilities for the nine months ended September 30, 2018, compared to the same period in 2017. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings, which was driven by the effect of the Federal Reserve’s increases in the target federal funds rate on our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $418.7 million in average money market deposit accounts, an increase of $277.4 million in average interest-bearing checking accounts and an increase of $66.9 million in average certificates of deposit.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the nine months ended September 30, 2018 compared to the same period in 2017. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Nine Months Ended September 30,
	2018 over 2017
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$837	$618	$1,455
Federal funds sold	45	10	55
Debt securities available-for-sale	1,183	752	1,935
Debt securities held-to-maturity	(181)	309	128
Equity securities	(30)	23	(7)
FHLB stock	251	37	288
Total loans	20,167	21,079	41,246
Total increase in interest income	22,272	22,828	45,100

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	2,196	2,973	5,169
Money market deposit accounts	10,897	3,855	14,752
Certificates of deposit	5,948	597	6,545
Borrowings:
FHLB borrowings	1,311	72	1,383
Line of credit borrowings	4	26	30
Subordinated notes payable, net	(10)	10	—
Total increase in interest expense	20,346	7,533	27,879
Total increase in net interest income	$1,926	$15,295	$17,221

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

Provision for Loan Losses for the Three Months Ended September 30, 2018 and 2017. We recorded a credit to provision for loan losses of $234,000 for the three months ended September 30, 2018, compared to a provision of $283,000 for the three months ended September 30, 2017. The credit to provision for loan losses for the three months ended September 30, 2018, was comprised of a net increase of $230,000 in general reserves and an increase in specific reserves of $100,000 on non-performing loans, more than offset by recoveries of $564,000. The provision for loan losses for the three months ended September 30, 2017, was comprised of a net increase of $206,000 of specific reserves on non-performing loans and a net increase in general reserves of $219,000, partially offset by recoveries of $142,000.

Provision for Loan Losses for the Nine Months Ended September 30, 2018 and 2017. We recorded a provision for loan losses of $376,000 for the nine months ended September 30, 2018, compared to a provision of $1.0 million for the nine months ended September 30, 2017. The provision for loan losses for the nine months ended September 30, 2018, was comprised of a net increase of $1.2 million in general reserves and an increase in specific reserves of $30,000 on non-performing loans, partially offset by recoveries of $858,000. The provision for loan losses for the nine months ended September 30, 2017, was comprised of a net increase of $967,000 of specific reserves on non-performing loans and a net increase in general reserves of $553,000, partially offset by recoveries of $478,000.

Non-Interest Income

Non-interest income is an important component of our revenue and it is comprised primarily of investment management fees from Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,914	$(86)	$9,828	$—	$9,265	$(51)	$9,214
Service charges on deposits	146	—	—	146	96	—	—	96
Net gain on the sale and call of debt securities	—	—	—	—	15	—	—	15
Swap fees	1,881	—	—	1,881	1,391	—	—	1,391
Commitment and other loan fees	373	—	—	373	423	—	—	423
Other income (1)	450	—	73	523	567	—	—	567
Total non-interest income	$2,850	$9,914	$(13)	$12,751	$2,492	$9,265	$(51)	$11,706

(1)
Other income largely includes items such as income from bank owned life insurance (“BOLI”), change in fair value on swaps and equity securities, gains on the sale of loans or other real estate owned (“OREO”), and other general operating income.

Non-Interest Income for the Three Months Ended September 30, 2018 and 2017. Our non-interest income was $12.8 million for the three months ended September 30, 2018, an increase of $1.0 million, or 8.9%, from $11.7 million for the same period in 2017. This increase was primarily related to increases in swap fees and investment management fees, partially offset by a decrease in other income, as follows:

Bank Segment:

•
Swap fees increased $490,000 for the three months ended September 30, 2018, compared to the same period in 2017, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ behavior and market conditions.

•	Other income decreased $117,000 for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to lower gain on the sale of OREO.

Investment Management Segment:

•
Investment management fees increased $649,000 for the three months ended September 30, 2018, compared to the same period in 2017, which included higher assets under management related to the Columbia acquisition, which closed on April 6, 2018. Assets under management were $9.87 billion as of September 30, 2018, an increase $1.67 billion from September 30, 2017.

The following table presents the components of our non-interest income by operating segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$28,621	$(199)	$28,422	$—	$27,843	$(159)	$27,684
Service charges on deposits	420	—	—	420	287	—	—	287
Net gain on the sale and call of debt securities	6	—	—	6	254	—	—	254
Swap fees	5,066	—	—	5,066	3,708	—	—	3,708
Commitment and other loan fees	1,036	—	—	1,036	1,240	—	—	1,240
Other income (1)	1,353	1	38	1,392	1,653	1	—	1,654
Total non-interest income	$7,881	$28,622	$(161)	$36,342	$7,142	$27,844	$(159)	$34,827

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Nine Months Ended September 30, 2018 and 2017. Our non-interest income was $36.3 million for the nine months ended September 30, 2018, an increase of $1.5 million, or 4.4%, from $34.8 million for the same period in 2017. This increase was primarily related to increases in service charges on deposits, swap fees and investment management fees, partially offset by decreases in the net gain on the sale and call of debt securities, commitment and other loan fees and other income, as follows:

Bank Segment:

•
Service charges on deposits increased $133,000 for the nine months ended September 30, 2018, compared to the same period in 2017, due to higher fee income related to liquidity and treasury management services.

•
Swap fees increased $1.4 million for the nine months ended September 30, 2018, compared to the same period in 2017, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions and term loan originations.

•	Net gain on the sale and call of debt securities was $6,000 for the nine months ended September 30, 2018, compared to $254,000 for the same period in 2017.

•
Commitment and other loan fees decreased $204,000 for the nine months ended September 30, 2018, compared to the same period in 2017, driven largely by lower unused commitment fee income and lower letter of credit fee income.

•
Other income decreased $300,000 for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to lower gain on the sale of OREO, lower BOLI income and lower miscellaneous income.

Investment Management Segment:

•
Investment management fees increased $778,000 for the nine months ended September 30, 2018, compared to the same period in 2017, which included higher assets under management related to the of Columbia acquisition and also reflected a high proportion of gross inflows into lower average fee rate products, particularly fixed income, relative to outflows from higher fee products and market depreciation in higher fee equity products.

Non-Interest Expense

Our non-interest expense represents the operating cost of maintaining and growing our business. The largest portion of non-interest expense for each segment is compensation and employee benefits, which include employee payroll expense as well as the cost of incentive compensation, benefit plans, health insurance and payroll taxes, all of which are impacted by the growth in our employee base, coupled with increases in the level of compensation and benefits of our existing employees. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest expense by operating segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$10,826	$6,141	$—	$16,967	$9,035	$5,648	$—	$14,683
Premises and occupancy costs	1,138	294	—	1,432	981	276	—	1,257
Professional fees	814	190	(115)	889	778	199	(9)	968
FDIC insurance expense	1,053	—	—	1,053	1,121	—	—	1,121
General insurance expense	211	67	—	278	175	70	—	245
State capital shares tax	485	—	—	485	398	—	—	398
Travel and entertainment expense	727	259	—	986	575	253	—	828
Intangible amortization expense	—	502	—	502	—	463	—	463
Other operating expenses (1)	1,748	1,222	124	3,094	1,512	1,301	36	2,849
Total non-interest expense	$17,002	$8,675	$9	$25,686	$14,575	$8,210	$27	$22,812

Full-time equivalent employees (2)	188	65	—	253	165	67	—	232

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended September 30, 2018 and 2017. Our non-interest expense for the three months ended September 30, 2018, increased $2.9 million, or 12.6%, as compared to the same period in 2017, of which $2.4 million relates to the increase in expenses of the Bank segment and $465,000 relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are as follows:

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended September 30, 2018, increased by $1.8 million compared to the same period in 2017, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•	Premises and occupancy costs for the three months ended September 30, 2018, increased by $157,000 compared to the same period in 2017, primarily due to continued improvements to our infrastructure.

•
Travel and entertainment expense for the three months ended September 30, 2018, increased by $152,000 compared to the same period in 2017, primarily due to a higher level of officer and relationship manager business development activity.

•	Other operating expenses for the three months ended September 30, 2018, increased by $236,000 compared to the same period in 2017, primarily related to higher data processing expenses.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the three months ended September 30, 2018, increased by $493,000 compared to the same period in 2017, primarily due to increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

The following table presents the components of our non-interest expense by operating segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$30,431	$17,746	$—	$48,177	$25,737	$17,061	$—	$42,798
Premises and occupancy costs	3,128	858	—	3,986	2,887	876	—	3,763
Professional fees	2,569	879	90	3,538	2,222	476	(56)	2,642
FDIC insurance expense	3,333	—	—	3,333	3,074	—	—	3,074
General insurance expense	565	202	—	767	563	242	—	805
State capital shares tax	1,396	—	—	1,396	1,148	—	—	1,148
Travel and entertainment expense	1,915	723	—	2,638	1,514	676	—	2,190
Intangible amortization expense	—	1,465	—	1,465	—	1,388	—	1,388
Other operating expenses (1)	5,674	3,580	300	9,554	4,723	3,067	156	7,946
Total non-interest expense	$49,011	$25,453	$390	$74,854	$41,868	$23,786	$100	$65,754

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Nine Months Ended September 30, 2018 and 2017. Our non-interest expense for the nine months ended September 30, 2018, increased $9.1 million, or 13.8%, as compared to the same period in 2017, of which $7.1 million relates to the increase in expenses of the Bank segment and $1.7 million relates to the increase in expenses of the Investment Management segment. The significant changes in each segment’s expenses are as follows:

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the nine months ended September 30, 2018, increased by $4.7 million compared to the same period in 2017, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•	Premises and occupancy costs for the nine months ended September 30, 2018, increased by $241,000 compared to the same period in 2017, primarily due to continued improvements to our infrastructure.

•	Professional fees for the nine months ended September 30, 2018, increased by $347,000 compared to the same period in 2017, due to higher legal and other professional fees.

•	FDIC insurance expense for the nine months ended September 30, 2018, increased by $259,000 compared to the same period in 2017, due to the increase in the Bank’s assets.

•	State capital shares tax expense for the nine months ended September 30, 2018, increased by $248,000 compared to the same period in 2017, largely due to the increase in the Bank’s equity capital.

•
Travel and entertainment expense for the nine months ended September 30, 2018, increased by $401,000 compared to the same period in 2017, primarily due to a higher level of officer and relationship manager business development activity.

•	Other operating expenses for the nine months ended September 30, 2018, increased by $951,000 compared to the same period in 2017, primarily related to higher data processing expenses.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the nine months ended September 30, 2018, increased by $685,000 compared to the same period in 2017, primarily due to increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
Professional fees for the nine months ended September 30, 2018, increased by $403,000 compared to the same period in 2017, which included costs related to the Columbia acquisition, as well as higher legal and audit fees.

•
Other operating expenses for the nine months ended September 30, 2018, increased by $513,000 compared to the same period in 2017, primarily due to higher investment research fees, partially offset by lower bad debt expense.

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

Income Taxes for the Three Months Ended September 30, 2018 and 2017. For the three months ended September 30, 2018, we recognized income tax expense of $1.8 million, or 11.2% of income before tax, as compared to income tax expense of $2.2 million, or 17.9% of income before tax, for the same period in 2017. Our effective tax rate of 11.2% for the three months ended September 30, 2018, decreased as compared to the same period in the prior year largely due to the decrease in the federal income tax rate from 35% to 21% as a result of recent tax legislation.

Income Taxes for the Nine Months Ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, we recognized income tax expense of $5.7 million, or 12.6% of income before tax, as compared to income tax expense of $8.6 million, or 25.0% of income before tax, for the same period in 2017. Our effective tax rate of 12.6% for the nine months ended September 30, 2018, decreased as compared to the same period in the prior year largely due to the decrease in the federal income tax rate from 35% to 21% and the benefit of an additional solar power tax credit recognized in the nine months ended September 30, 2018.

Financial Condition

Our total assets as of September 30, 2018, were $5.57 billion, an increase of $795.4 million, or 22.3% on an annualized basis, from December 31, 2017, driven primarily by growth in our loan and investment portfolios. As of September 30, 2018, our loan portfolio totaled $4.76 billion, an increase of $574.1 million, or 18.3% on an annualized basis, from December 31, 2017. Total investment securities increased $172.6 million, or 104.6% on an annualized basis, to $393.1 million as of September 30, 2018, from December 31, 2017, primarily as a result of the net activity of purchases, calls, maturities and sales of certain securities. Cash and cash equivalents increased $30.4 million to $186.5 million as of September 30, 2018, from December 31, 2017. As of September 30, 2018, our total deposits were $4.75 billion, an increase of $767.0 million, or 25.7% annualized, from December 31, 2017. Net borrowings decreased $73.5 million to $262.4 million as of September 30, 2018, from December 31, 2017. Our shareholders’ equity increased $78.5 million to $467.6 million as of September 30, 2018, from December 31, 2017. This increase was primarily the result of net income of $39.3 million, the issuance of $38.5 million in preferred stock and $6.1 million in stock-based compensation, partially offset by purchases of treasury stock totaling $4.6 million.

Loans

Our loan portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties. As of September 30, 2018, 91.6% of our loans had a floating rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$2,627,749	55.2%	$2,265,737	54.1%
Middle-market banking loans:
Commercial and industrial	771,546	16.2%	667,684	16.0%
Commercial real estate	1,359,061	28.6%	1,250,823	29.9%
Total middle-market banking loans	2,130,607	44.8%	1,918,507	45.9%
Loans held-for-investment	$4,758,356	100.0%	$4,184,244	100.0%

Loans Held-for-Investment. Loans held-for-investment increased by $574.1 million, or 18.3% on an annualized basis, to $4.76 billion as of September 30, 2018, as compared to December 31, 2017. Our growth for the nine months ended September 30, 2018, was comprised of an increase in private banking loans of $362.0 million, an increase in commercial and industrial loans of $103.9 million, and an increase in commercial real estate loans of $108.2 million.

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

As of September 30, 2018, there were $2.53 billion, or 96.1%, of private banking loans that were secured by cash, marketable securities or cash value life insurance as compared to $2.14 billion, or 94.6%, as of December 31, 2017. Our private banking lines of credit are typically due on demand. The growth in these loans is expected to continue as a result of our focus on this portion of our private banking business as we believe we have strong competitive advantages in this line of business. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are secured by cash, marketable securities or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	September 30, 2018	December 31, 2017
Private banking loans:
Secured by cash, marketable securities or cash value life insurance	$2,525,630	$2,142,384
Secured by real estate	74,636	93,169
Other	27,483	30,184
Total private banking loans	$2,627,749	$2,265,737

As of September 30, 2018, there were $2.50 billion of total private banking loans with a floating interest rate and $128.6 million with a fixed interest rate, as compared to $2.15 billion and $111.8 million, respectively, as of December 31, 2017.

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

As of September 30, 2018, there were $647.7 million of total commercial and industrial loans with a floating interest rate and $123.9 million with a fixed interest rate, as compared to $576.5 million and $91.2 million, respectively, as of December 31, 2017.

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $173.5 million and $144.7 million of owner-occupied commercial real estate loans as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, there were $1.21 billion of total commercial real estate loans with a floating interest rate and $146.9 million with a fixed interest rate, as compared to $1.07 billion and $178.1 million, respectively, as of December 31, 2017.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	September 30, 2018
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$2,462,311	$65,235	$100,203	$2,627,749
Commercial and industrial	212,784	399,067	159,695	771,546
Commercial real estate	237,781	565,352	555,928	1,359,061
Loans held-for-investment	$2,912,876	$1,029,654	$815,826	$4,758,356

Interest rate sensitivity:
Fixed interest rates	$138,386	$110,924	$150,040	$399,350
Floating or adjustable interest rates	2,774,490	918,730	665,786	4,359,006
Loans held-for-investment	$2,912,876	$1,029,654	$815,826	$4,758,356

(1)	The loans outstanding reflected in the One Year or Less category in the table above include $2.42 billion of loans that are due on demand with no stated maturity.

Interest Reserve Loans

As of September 30, 2018, loans with interest reserves totaled $227.8 million, which represented 4.8% of loans held-for-investment, as compared to $205.1 million, or 4.9%, as of December 31, 2017. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

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

The following table summarizes the allowance for loan losses, as of the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
General reserves	$13,114	$11,910
Specific reserves	469	2,507
Total allowance for loan losses	$13,583	$14,417
Allowance for loan losses to loans	0.29%	0.34%

As of September 30, 2018, we had specific reserves totaling $469,000 related to impaired loans with an aggregated total outstanding balance of $2.3 million. As of December 31, 2017, we had specific reserves totaling $2.5 million related to impaired loans, with an aggregated total outstanding balance of $3.2 million. These loans were on non-accrual status as of September 30, 2018 and December 31, 2017.

The following table summarizes allowance for loan losses and the percentage of loans by loan category, as of the dates indicated:

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,894	55.2%	$1,577	54.1%
Commercial and industrial	6,444	16.2%	8,043	16.0%
Commercial real estate	5,245	28.6%	4,797	29.9%
Total allowance for loan losses	$13,583	100.0%	$14,417	100.0%

Allowance for Loan Losses as of September 30, 2018 and December 31, 2017. Our allowance for loan losses decreased to $13.6 million, or 0.29% of loans, as of September 30, 2018, as compared to $14.4 million, or 0.34% of loans, as of December 31, 2017. Our allowance for loan losses related to private banking loans increased $317,000 from December 31, 2017 to September 30, 2018, which was attributable to higher general reserves due to growth in this portfolio and higher specific reserves on non-performing loans. Our allowance for loan losses related to commercial and industrial loans decreased $1.6 million from December 31, 2017 to September 30, 2018, which was attributable to decreased specific reserves related to a charge-off, partially offset by higher general reserves primarily due to growth in this portfolio. Our allowance for loan losses related to commercial real estate loans increased by $448,000 from December 31, 2017 to September 30, 2018, which was attributable to higher general reserves primarily due to growth in this portfolio.

Charge-Offs / Recoveries

Our charge-off policy for commercial and private banking loans requires that loans and other obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. A loan or obligation is not required to be charged off, regardless of delinquency status, if we have determined there exists sufficient collateral to protect the remaining loan balance and there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including: the status of a bankruptcy proceeding; the value of collateral and probability of successful liquidation; and the status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan losses, charge-offs, recoveries and provision for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Beginning balance	$15,321	$15,968	$14,417	$18,762
Charge-offs:
Private banking	—	—	—	—
Commercial and industrial	(2,068)	(413)	(2,068)	(4,302)
Commercial real estate	—	—	—	—
Total charge-offs	(2,068)	(413)	(2,068)	(4,302)
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	564	136	858	472
Commercial real estate	—	5	—	5
Total recoveries	564	141	858	477
Net charge-offs	(1,504)	(272)	(1,210)	(3,825)
Provision (credit ) for loan losses	(234)	283	376	1,042
Ending balance	$13,583	$15,979	$13,583	$15,979

Net loan charge-offs to average total loans, annualized	0.13%	0.03%	0.04%	0.14%
Provision (credit) for loan losses to average total loans, annualized	(0.02)%	0.03%	0.01%	0.04%

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of September 30, 2018 and December 31, 2017, and there was no interest income recognized on loans while on non-accrual status for the nine months ended September 30, 2018 and 2017. As of September 30, 2018, non-performing loans were $2.3 million, or 0.05% of total loans, compared to $3.2 million, or 0.08% of total loans, as of December 31, 2017. We had specific reserves of $469,000 and $2.5 million as of September 30, 2018 and December 31, 2017, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 73.5% and 18.4% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of September 30, 2018 and December 31, 2017, respectively.

For additional information on our non-performing loans as of September 30, 2018 and December 31, 2017, refer to Note 5, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $5.8 million, or 0.10% of total assets, as of September 30, 2018, as compared to $6.8 million, or 0.14% of total assets, as of December 31, 2017. The decrease in non-performing assets was due to $2.9 million in charge-offs and paydowns on non-performing loans partially offset by the addition of a new non-performing loan of $2.0 million during the nine months ended September 30, 2018. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of September 30, 2018 and December 31, 2017, we had OREO properties totaling $3.6 million and $3.6 million, respectively.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Non-performing loans:
Private banking	$2,269	$368
Commercial and industrial	—	2,815
Commercial real estate	—	—
Total non-performing loans	$2,269	$3,183
Other real estate owned	3,576	3,576
Total non-performing assets	$5,845	$6,759

Non-performing troubled debt restructured loans	$269	$3,183
Performing troubled debt restructured loans	$—	$3,371
Non-performing loans to total loans	0.05%	0.08%
Allowance for loan losses to non-performing loans	598.63%	452.94%
Non-performing assets to total assets	0.10%	0.14%

Potential Problem Loans

Potential problem loans are those loans that are not categorized as non-performing loans, but where current information indicates that the borrower may not be able to comply with repayment terms. Among other factors, we monitor the past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal and/or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans as we would with other problem loans and consider the effect of any potential loss in determining any provision for loan losses. We also assess alternatives to maximize collection of any past due loans, including and without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral, or other planned action.

For additional information on the age analysis of past due loans segregated by class of loan for September 30, 2018 and December 31, 2017, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for September 30, 2018 and December 31, 2017, refer to Note 5, Allowance for Loan Losses, to our unaudited condensed consolidated financial statements.

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

As of September 30, 2018 and December 31, 2017, we reported debt securities in available-for-sale and held-to-maturity categories as well as equity securities. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale or trading and equity securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

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

Our available-for-sale debt securities portfolio consists of U.S. treasury notes, U.S. government agency obligations, mortgage-backed securities, collateralized mortgage and loan obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of September 30, 2018, was approximately 2.2, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $266.4 million and $138.9 million in debt securities available-for-sale as of September 30, 2018 and December 31, 2017, respectively. The increase of $127.5 million was primarily attributable to purchases of $150.6 million, net of repayments, including calls and maturities, of $18.7 million and sales of $2.0 million, of certain securities during the nine months ended September 30, 2018.

On a fair value basis, 24.9% of our available-for-sale debt securities as of September 30, 2018, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2017, floating-rate securities comprised 52.2% of our available-for-sale debt securities.

On a fair value basis, 34.1% of our available-for-sale debt securities as of September 30, 2018, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds, single-issuer trust preferred securities, and non-agency collateralized loan obligations, which comprised the remainder of the portfolio. As of December 31, 2017, agency securities comprised 41.6% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $96.1 million and $59.3 million in debt securities held-to-maturity as of September 30, 2018 and December 31, 2017, respectively. The increase of $36.8 million was primarily attributable to purchases of $43.9 million, net of calls and maturities of $7.0 million, of certain securities during the nine months ended September 30, 2018. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of September 30, 2018 and December 31, 2017.

Trading Debt Securities. We held no trading debt securities as of September 30, 2018 and December 31, 2017. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. treasury notes with maturities up to ten years. The level and frequency of income generated from these transactions can vary materially based upon market conditions.

Equity Securities. Equity securities consists of mutual funds investing in short-duration, corporate bonds and mid-cap value equities. We had $13.8 million and $8.6 million in equity securities outstanding as of September 30, 2018 and December 31, 2017, respectively.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	September 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
U.S. treasury notes	$24,961	$—	$90	$24,871
Corporate bonds	157,786	37	1,013	156,810
Trust preferred securities	17,934	378	—	18,312
Non-agency collateralized loan obligations	484	—	7	477
Agency collateralized mortgage obligations	35,137	50	5	35,182
Agency mortgage-backed securities	20,810	110	530	20,390
Agency debentures	10,486	—	155	10,331
Total debt securities available-for-sale	267,598	575	1,800	266,373
Debt securities held-to-maturity:
Corporate bonds	27,185	260	127	27,318
Agency debentures	41,506	6	208	41,304
Municipal bonds	23,000	2	243	22,759
Agency mortgage-backed securities	4,422	—	47	4,375
Total debt securities held-to-maturity	96,113	268	625	95,756
Total debt securities	$363,711	$843	$2,425	$362,129

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Total debt securities available-for-sale	138,147	1,078	375	138,850
Debt securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total debt securities held-to-maturity	59,275	910	44	60,141
Total debt securities	$197,422	$1,988	$419	$198,991

The changes in the fair values of our U.S. treasury notes, municipal bonds, agency debentures, agency collateralized mortgage obligation and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of September 30, 2018, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	September 30, 2018
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
U.S. treasury notes	$—	—%	$24,871	2.59%	$—	—%	$—	—%	$24,871	2.59%
Corporate bonds	14,092	2.07%	111,348	3.22%	31,370	4.33%	—	—%	156,810	3.34%
Trust preferred securities	—	—%	—	—%	9,350	4.21%	8,962	4.38%	18,312	4.29%
Non-agency collateralized loan obligations	—	—%	—	—%	—	—%	477	4.55%	477	4.55%
Agency collateralized mortgage obligations	—	—%	732	2.66%	—	—%	34,450	2.52%	35,182	2.52%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	20,390	2.69%	20,390	2.69%
Agency debentures	—	—%	—	—%	—	—%	10,331	3.16%	10,331	3.16%
Total debt securities available-for-sale	14,092		136,951		40,720		74,610		266,373
Weighted average yield		2.07%		3.10%		4.30%		2.89%		3.17%
Debt securities held-to-maturity:
Corporate bonds	—	—%	—	—%	27,318	5.33%	—	—%	27,318	5.33%
Agency debentures	—	—%	24,770	3.11%	6,911	3.31%	9,623	3.78%	41,304	3.30%
Municipal bonds	2,131	1.60%	11,487	2.17%	9,141	2.31%	—	—%	22,759	2.17%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	4,375	3.69%	4,375	3.69%
Total debt securities held-to-maturity	2,131		36,257		43,370		13,998		95,756
Weighted average yield		1.60%		2.81%		4.36%		3.76%		3.62%
Total debt securities	$16,223		$173,208		$84,090		$88,608		$362,129
Weighted average yield		2.01%		3.04%		4.33%		3.02%		3.29%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Our total assets under management of $9.87 billion increased $1.56 billion, or 18.7%, as of September 30, 2018, from $8.31 billion as of December 31, 2017.

The following table shows the changes of our assets under management by investment style for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,511,000	$754,000	$(449,000)	$290,000	$4,106,000
Fixed income investment styles	3,049,000	1,390,000	(353,000)	24,000	4,110,000
Balanced investment styles	1,749,000	221,000	(347,000)	26,000	1,649,000
Total assets under management	$8,309,000	$2,365,000	$(1,149,000)	$340,000	$9,865,000

(1)	Inflows consist of new assets from the Columbia acquisition of $1.07 billion as well as other new business and contributions to existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. We market liquidity and treasury management products to middle-market commercial clients as well as other deposit products to high-net-worth individuals; family offices; trust companies; wealth management firms; municipalities; endowments and foundations; broker/dealers; futures commission merchants; and other financial institutions. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth.

As of September 30, 2018, we consider approximately 89% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of September 30, 2018, the Bank had CDARS® and ICS® reciprocal deposits totaling $629.5 million, which are classified as non-brokered deposits, as a result of recent legislation. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. As of September 30, 2018, brokered deposits were approximately 11% of total deposits. For additional information on our deposits, refer to Note 6, Deposits, to our unaudited condensed consolidated financial statements.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by major deposit category, for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018		2017
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$657,402	1.97%	$371,526	1.25%
Money market deposit accounts	2,506,334	1.97%	2,021,755	1.23%
Certificates of deposit	1,155,888	2.23%	1,003,280	1.25%
Total average interest-bearing deposits	4,319,624	2.04%	3,396,561	1.24%
Noninterest-bearing deposits	253,033	—	205,368	—
Total average deposits	$4,572,657	1.92%	$3,601,929	1.17%

Average Deposits for the Three Months Ended September 30, 2018 and 2017. For the three months ended September 30, 2018, our average total deposits were $4.57 billion, representing an increase of $970.7 million, or 27.0%, from the same period in 2017. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 80 basis points to 2.04% for the three months ended September 30, 2018, from 1.24% for the same period in 2017, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 58.0% of total average interest-bearing deposits, for the three months ended September 30, 2018, from 59.5% for the same period in 2017. Average certificates of deposit decreased to 26.8% of total average interest-bearing deposits for the three months ended September 30, 2018, compared to 29.6% for the same period in 2017. Average interest-bearing checking accounts increased to 15.2% of total average interest-bearing deposits for the three months ended September 30, 2018, compared to 10.9% for the same period in 2017. Average noninterest-bearing deposits increased $47.7 million, or 23.2%, in the three months ended September 30, 2018, from the three months ended September 30, 2017, and the average cost of total deposits increased 75 basis points to 1.92% for the three months ended September 30, 2018, from 1.17% for the same period in 2017.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018		2017
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$576,032	1.73%	$298,631	1.03%
Money market deposit accounts	2,369,910	1.71%	1,951,258	1.06%
Certificates of deposit	1,021,248	1.91%	954,352	1.12%
Total average interest-bearing deposits	3,967,190	1.76%	3,204,241	1.08%
Noninterest-bearing deposits	242,325	—	206,063	—
Total average deposits	$4,209,515	1.66%	$3,410,304	1.01%

Average Deposits for the Nine Months Ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, our average total deposits were $4.21 billion, representing an increase of $799.2 million, or 23.4%, from the same period in 2017. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 68 basis points to 1.76% for the nine months ended September 30, 2018, from 1.08% for the same period in 2017, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 59.7% of total average interest-bearing deposits, for the nine months ended September 30, 2018, from 60.9% for the same period in 2017. Average certificates of deposit decreased to 25.8% of total average interest-bearing deposits for the nine months ended September 30, 2018, compared to 29.8% for the same period in 2017. Average interest-bearing checking accounts increased to 14.5% of total average interest-bearing deposits for the nine months ended September 30, 2018, compared to 9.3% for the same period in 2017. Average noninterest-bearing deposits increased $36.3 million, or 17.6%, in the nine months ended September 30, 2018, from the nine months ended September 30, 2017, and the average cost of total deposits increased 65 basis points to 1.66% for the nine months ended September 30, 2018, from 1.01% for the same period in 2017.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of September 30, 2018.

(Dollars in thousands)	September 30, 2018
Months to maturity:
Three months or less	$343,613
Over three to six months	187,896
Over six to 12 months	265,550
Over 12 months	199,019
Total	$996,078

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

The following table presents certain information with respect to our outstanding borrowings, as of September 30, 2018 and December 31, 2017.

	September 30, 2018					December 31, 2017
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Original Term
Daily FHLB borrowings	$—	—%	$415,000	$143,425	1-4 days	$195,000	1.57%	$370,000	$195,315	1-4 days
FHLB line of credit	75,000	2.38%	110,000	24,121	12 months	—	—%	—	—
Term FHLB borrowings:
Issued 7/9/2018 (1)	50,000	2.25%	50,000	48,718	3 months	—	—%	—	—
Issued 6/29/2018 (2)	100,000	2.20%	100,000	100,000	3 months	100,000	1.66%	100,000	100,000	3 months
Line of credit borrowings	2,500	5.06%	6,200	2,202	12 months	6,200	4.56%	6,200	2,214	12 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$262,500	2.76%	$716,200	$353,466		$336,200	2.09%	$511,200	$332,529

(1) Original issue date of 1/8/2018 and renewed every three months thereafter; the average balances reflect current and prior terms for each period.
(2) Original issue date of 6/29/2016 and renewed every three months thereafter; the average balances reflect current and prior terms for each period.

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

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of September 30, 2018, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of September 30, 2018, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable, the quarterly dividend on our preferred stock, interest payments on other borrowings, our share repurchase programs and the acquisition earn out liability. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the nine months ended September 30, 2018, the parent company paid $1.3 million related to the Columbia acquisition, $4.6 million related to our share repurchase programs, $2.1 million related to interest payments on our subordinated notes and other borrowings, and $1.4 million related to our preferred stock dividend. During the nine months ended September 30, 2017, the parent company paid $2.0 million related to interest payments on our subordinated notes and $6.5 million related to our share repurchase programs. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of September 30, 2018. In addition, the holding company maintains an unsecured line of credit of $30.0 million with Texas Capital Bank, of which $27.5 million was available as of September 30, 2018.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 85.3% and 83.5% as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, we had available liquidity of $1.01 billion, or 18.2% of total assets. These sources consisted of liquid assets (cash and cash equivalents, and unpledged investment securities), totaling $378.1 million, or 6.8% of total assets, coupled with secondary sources of liquidity (the ability to borrow from the FHLB and correspondent bank lines) totaling $635.7 million, or 11.4% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Available cash	$101,443	$91,060
Unpledged debt securities available-for-sale and equity securities	276,655	143,499
Net borrowing capacity	635,707	535,907
Total liquidity	$1,013,805	$770,466

For the nine months ended September 30, 2018, we generated $55.6 million of cash from operating activities, compared to cash generated of $23.1 million for the same period in 2017. This change in cash flow was primarily the result of an increase in net income of $13.4 million for the nine months ended September 30, 2018, a net federal income tax refund of $6.5 million and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $752.2 million for the nine months ended September 30, 2018, as compared to a net cash outflow of $508.0 million for the same period in 2017. The outflows for the nine months ended September 30, 2018, were primarily due to net loan growth of $582.4 million and purchases of investment securities totaling $194.7 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $27.7 million. The outflows for the nine months ended September 30, 2017, included net loan growth of $540.3 million and purchases of investment securities totaling $20.4 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $49.8 million.

Financing activities resulted in a net inflow of $727.1 million for the nine months ended September 30, 2018, compared to a net inflow of $517.5 million for the same period in 2017. The inflows for the nine months ended September 30, 2018, were primarily a result of a net increase in deposits of $767.0 million, and the net proceeds from the issuance of preferred stock of $38.5 million, partially offset by a net decrease in FHLB borrowings of $70.0 million, compared to a net increase in deposits of $483.1 million and a net increase in FHLB borrowings of $35.0 million for the nine months ended September 30, 2017.

We continue to evaluate the potential impact on liquidity management of various regulatory proposals, including those being established under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as government regulators continue the final rule-making process.

Capital Resources

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a registration statement on Form S-3 with the SEC on December 15, 2017, which went effective on December 21, 2017, and which provides a means to allow us to issue registered securities to finance our growth objectives.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

Shareholders’ Equity. Shareholders’ equity was $467.6 million as of September 30, 2018, compared to $389.1 million as of December 31, 2017. The $78.5 million increase during the nine months ended September 30, 2018, was primarily attributable to net income of $39.3 million, the issuance of $38.5 million in preferred stock, $6.1 million in stock-based compensation and $1.3 million in exercises of stock options, partially offset by the purchase of $4.6 million in treasury stock, preferred stock dividends of $1.4 million, and a decrease of $1.1 million in accumulated other comprehensive income (loss).

In March 2018, the Company completed the issuance and sale of a registered, underwritten public offering of 1,610,000 depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $38.5 million from the offering, after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company, under federal regulatory capital rules.

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

Regulatory Capital. As of September 30, 2018 and December 31, 2017, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of September 30, 2018 and December 31, 2017, the capital conservation buffer was 1.875% and 1.25%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	September 30, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$410,072	11.89%	$276,007	8.00%	N/A	N/A
Bank	$420,140	12.30%	$273,202	8.00%	$341,502	10.00%
Tier 1 risk-based capital ratio
Company	$399,172	11.57%	$207,005	6.00%	N/A	N/A
Bank	$407,140	11.92%	$204,901	6.00%	$273,202	8.00%
Common equity tier 1 risk-based capital ratio
Company	$362,973	10.52%	$155,254	4.50%	N/A	N/A
Bank	$407,140	11.92%	$153,676	4.50%	$221,976	6.50%
Tier 1 leverage ratio
Company	$399,172	7.53%	$212,152	4.00%	N/A	N/A
Bank	$407,140	7.71%	$211,158	4.00%	$263,947	5.00%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	September 30, 2018
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$3,474,316	$41,500	$—	$—	$3,515,816
Certificates of deposit	984,000	254,772	—	—	1,238,772
Borrowings outstanding	262,500	—	—	—	262,500
Interest payments on certificates of deposit and borrowings	21,124	6,142	—	—	27,266
Operating leases	2,639	4,360	1,655	468	9,122
Commitments for low income housing and historic tax credits	8,015	17,066	909	247	26,237
Commitments for small business investment companies	3,859	—	—	—	3,859
Preferred dividends declared (1)	679	—	—	—	679
Acquisition earn out liability	3,138	—	—	—	3,138
Total contractual obligations	$4,760,270	$323,840	$2,564	$715	$5,087,389

(1)
On October 16, 2018 the Company’s board of directors declared a dividend payable, for more information refer to Note 16, Subsequent Events, to our unaudited condensed consolidated financial statements.

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

	September 30, 2018
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$2,817,265	$281,588	$54,219	$87,023	$3,240,095
Standby letters of credit	19,781	17,062	2,095	6,905	45,843
Total off-balance sheet arrangements	$2,837,046	$298,650	$56,314	$93,928	$3,285,938

(1)
The off-balance sheet amounts reflected in the One Year or Less category in the table above include $2.57 billion in unused loan commitments and $3.2 million in standby letters of credit that are due on demand with no stated maturity.

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

	September 30, 2018		December 31, 2017
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$26,705	23.69%	$24,558	23.27%
+200	$17,856	15.84%	$16,380	15.52%
+100	$8,929	7.92%	$8,166	7.74%
–100	$(9,037)	(8.02)%	$(8,928)	(8.46)%
–200	$(22,246)	(19.74)%	N/A	N/A

Economic value of equity:
+300	$(9,409)	(2.08)%	$(971)	(0.25)%
+200	$(5,779)	(1.28)%	$43	0.01%
+100	$(2,847)	(0.63)%	$55	0.01%
–100	$1,783	0.39%	$(391)	(0.10)%
–200	$3,190	0.70%	N/A	N/A

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

	September 30, 2018
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$180,318	$—	$—	$—	$—	$—	$—	$180,318
Federal funds sold	5,834	—	—	—	—	—	—	5,834
Total investment securities	112,925	13,595	9,912	147,814	73,317	39,248	(3,672)	393,139
Total loans	4,436,560	44,199	47,848	130,895	66,589	25,801	6,464	4,758,356
Other assets	—	—	—	—	—	—	235,641	235,641
Total assets	$4,735,637	$57,794	$57,760	$278,709	$139,906	$65,049	$238,433	$5,573,288

Liabilities:
Transaction deposits	$3,109,394	$30,000	$98,500	$41,500	$—	$—	$236,422	$3,515,816
Certificates of deposit	474,659	206,368	302,973	254,772	—	—	—	1,238,772
Borrowings, net	77,500	—	135,000	50,000	—	—	(135)	262,365
Other liabilities	—	—	—	—	—	—	88,715	88,715
Total liabilities	3,661,553	236,368	536,473	346,272	—	—	325,002	5,105,668

Equity	—	—	—	—	—	—	467,620	467,620
Total liabilities and equity	$3,661,553	$236,368	$536,473	$346,272	$—	$—	$792,622	$5,573,288

Interest rate sensitivity gap	$1,074,084	$(178,574)	$(478,713)	$(67,563)	$139,906	$65,049	$(554,189)
Cumulative interest rate sensitivity gap	$1,074,084	$895,510	$416,797	$349,234	$489,140	$554,189
Cumulative interest rate sensitive assets to rate sensitive liabilities	129.3%	123.0%	109.4%	107.3%	110.2%	111.6%	109.2%
Cumulative gap to total assets	19.3%	16.1%	7.5%	6.3%	8.8%	9.9%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 109.4% as of September 30, 2018, from 113.7% as of December 31, 2017.

In June 2016, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $100.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $100.0 million of borrowings from the less than 90 days re-pricing category to the 181 to 365 days re-pricing category. In January 2018, the Company entered into a cash flow hedge derivative transaction to fix the interest rate on $50.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $50.0 million of borrowings from the less than 90 days re-pricing category to the one to three years re-pricing category. For additional information on the cash flow hedge, refer to Note 11, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended September 30, 2018, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, previously filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended September 30, 2018:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1, 2018 - July 31, 2018	10,000	$29.37	10,000	$2,243,695
August 1, 2018 - August 31, 2018	22,905	29.24	22,905	1,573,773
September 1, 2018 - September 30, 2018	40,000	28.96	40,000	415,572
Total	72,905	$29.10	72,905	$415,572

*
On January 16, 2018, the Company announced that its board of directors had approved a share repurchase program authorizing the Company to repurchase up to $5 million of its common stock from time to time on the open market or in privately negotiated transactions.

On October 16, 2018, the Company announced that its board of directors had approved an additional share repurchase program of up to $5 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions, as well as purchases of shares or the options to acquire shares subject to common stock incentive compensation award agreements from officers, directors or employees of the Company. That program is not included in the approximate dollar value of shares that may yet be purchased in the above table.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Date: November 5, 2018