Form 10-K
period 2018-12-31
TriState Capital Holdings, Inc.
filed 2019-02-19
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K
_________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
(Zip Code)

(412) 304-0304
(Registrant’s telephone number, including area code)
_________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of June 30, 2018, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $632,518,127.

As of January 31, 2019, there were 29,291,798 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2019, for the annual shareholders meeting to be held on or around May 16, 2019, are incorporated by reference into Part III.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. These statements are often, but not always, made through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “maintain,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, and beliefs of assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

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

PART I

ITEM 1. BUSINESS

Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell Investment Partners, LLC (“Chartwell”), a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker/dealer. Through our bank subsidiary we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York and we also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our banking products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Our broker/dealer subsidiary, CTSC Securities, supports the marketing efforts for Chartwell’s proprietary investment products.

We operate two reportable segments: Bank and Investment Management.

•
The Bank segment provides commercial banking products and services to middle-market businesses and private banking products and services to high-net-worth individuals through the Bank. Total assets of the Bank were $5.95 billion as of December 31, 2018.

•
The Investment Management segment provides investment management services primarily to institutional investors, mutual funds and individual investors through Chartwell and also supports marketing efforts for Chartwell’s proprietary investment products through CTSC Securities. Assets under management of Chartwell were $9.19 billion as of December 31, 2018.

On April 6, 2018, Chartwell completed the acquisition of investment management contracts, select personnel and related assets from Columbia Partners, L.L.C. Investment Management (“Columbia”), totaling approximately $1.07 billion in assets under management (the “Columbia acquisition”).

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

Disciplined Risk Management. We place a strong emphasis on effective risk management as an integral component of our organizational culture. We use our risk management infrastructure to monitor existing operations, support decision-making and improve the success rate of existing products and services as well as new initiatives. A major part of our risk management effort has been our focus on increasing non-interest income, including the expansion of our investment management business through our recent acquisition. In our banking business, this has also included our focus on growing loans originated through our private banking channel. We believe these loans have lower credit risk because they are typically secured by readily liquid collateral, such as marketable securities, and/or are personally guaranteed by high-net-worth borrowers. In addition, we mitigate risk associated with these loans through active daily monitoring of the collateral, utilizing our proprietary technology.

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

•
Middle-Market Banking Channel. Our middle-market banking channel primarily targets businesses with revenues between $5.0 million and $300.0 million located within our primary markets. To capitalize on this opportunity, each of our representative offices is led by an experienced regional president so we can understand the unique borrowing needs of the middle-market businesses in their area. They are supported by highly experienced relationship managers with reputations for success in targeting middle-market business customers and maintaining strong credit quality within their loan portfolios.

•
Private Banking Channel. We provide loan products and services nationally to executives and high-net-worth individuals most of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. Our private banking products primarily include loans secured by cash, marketable securities, cash value life insurance and other asset-based loans. Our relationship managers have cultivated referral arrangements with 189 financial intermediaries. Under these arrangements, the financial intermediaries are able to refer their clients to us for responsive and sophisticated banking services. We believe many of our referral relationships also create cross-selling opportunities with respect to our deposit products and our investment management business. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities or cash value life insurance.

As shown in the following table, we have continued to achieve loan growth through both of our banking channels. As of December 31, 2018, loans sourced through our middle-market banking channel were $2.26 billion, or 44.1% of our loans held-for-investment.

As of December 31, 2018, loans sourced through our private banking channel were $2.87 billion, or 55.9% of our loans held-for-investment, of which $2.77 billion, or 96.7%, were secured by cash, marketable securities or cash value life insurance. We expect continued strong loan and deposit growth in this channel, in part, because we added 24 new loan referral relationships during the year ended December 31, 2018, for a total of 189 referral relationships at the end of 2018. We have also experienced continued growth in the number of customers resulting from our existing referral relationships.

	December 31,		2018 Change from 2017
(Dollars in thousands)	2018	2017	Amount	Percent
Middle-market banking offices:
Western Pennsylvania	$617,033	$540,999	$76,034	14.1%
Eastern Pennsylvania	423,583	432,306	(8,723)	(2.0)%
Ohio	378,818	314,092	64,726	20.6%
New Jersey	432,109	338,897	93,212	27.5%
New York	411,787	292,213	119,574	40.9%
Total middle-market banking loans	2,263,330	1,918,507	344,823	18.0%
Total private banking loans	2,869,543	2,265,737	603,806	26.6%
Loans held-for-investment	$5,132,873	$4,184,244	$948,629	22.7%

Deposit Funding Strategy. Since inception, we have focused on creating and growing a branchless, diversified, stable, and low all-in cost deposit channels, both in our primary markets and across the United States. As of December 31, 2018, we consider approximately

87% of our total deposits to be sourced from direct customer relationships. We believe our sources of deposits continue to provide excellent opportunities for growth both within our primary markets and nationally.

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

Investment Management Strategy. We will continue to execute on our investment management strategy of selectively acquiring other investment management assets that complement Chartwell’s business, as evidenced by the Columbia acquisition in 2018. We believe that this segment has and will continue to enhance our recurring fee revenue, provide new product offerings for our national network of financial intermediaries, and leverage our financial services distribution capabilities through the financial intermediaries with which our banking business has worked and developed.

Our Markets

For our middle-market banking business, our primary markets of Pennsylvania, Ohio, New Jersey and New York include the four major metropolitan statistical areas (“MSA”) of Pittsburgh and Philadelphia, Pennsylvania; Cleveland, Ohio and New York (which includes northern New Jersey). We believe that our primary markets including these MSAs are long-term, attractive markets for the types of products and services that we offer, and we anticipate that these markets will continue to support our projected growth. With respect to our loans and other financial services and products, we selected the locations for our representative offices partially based upon the number of middle-market businesses located in these MSAs and their respective states. As of December 31, 2018, there were nearly 77,000 middle-market businesses in our primary markets with annual sales between $5.0 million and $300.0 million, which represented approximately 17% of the national total as of that date, according to Dun and Bradstreet. According to SNL Financial, the 2018 aggregate population of the four MSAs in which our headquarters and four representative offices are located was approximately 30 million, which represented approximately 10% of the national population. We believe that the population and business concentrations within our primary markets provide attractive opportunities to grow our business.

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

Through our distribution channels, we pursue and create deposit relationships, including treasury management relationships, with customers in our primary markets and throughout the United States. Because our deposit operations are centralized in our Pittsburgh headquarters all of our deposits are aggregated and accounted for in that MSA. For these distribution and reporting reasons, we do not consider deposit market share in any MSA or any of our primary markets to be relevant data. However, for perspective on the size of the deposit markets in which we have offices, the total aggregate domestic deposits of banks headquartered within the four MSAs were approximately $1.6 trillion as of December 31, 2018, according to SNL Financial.

Our investment management products are primarily distributed in two markets. These markets and their relative percentage of our assets under management as of December 31, 2018, were as follows: institutional and sub-advisory (70%) and broker/dealers and registered investment advisors (30%).

Institutional and Sub-Advisory. Chartwell maintains a dedicated sales and client service staff to focus on the distribution of its products to a wide variety of institutional and sub-advisory clients, including corporate pension and profit-sharing plans, public pension plans, Taft-Hartley plans, foundations, endowments and registered investment companies. As of December 31, 2018, assets under management in the institutional and sub-advisory market included $2.21 billion in equity products and $4.22 billion in fixed-income products.

Broker/Dealer and Independent Registered Investment Advisors. Chartwell maintains sales staff dedicated to calling on national, regional and independent broker/dealers and registered investment advisors. Broker/dealers and registered investment advisors use Chartwell’s products to meet the needs of their customers, who are typically retail and/or high-net-worth investors. As of December 31, 2018, assets under management in the broker/dealer and independent registered investment advisor market included $1.67 billion in equity products and $1.09 billion in fixed-income products.

Our Products and Services

We offer our clients an array of products and services, including loan and deposit products, cash management services, capital market services such as interest rate swaps and investment management products.

Our loan products include, among others, loans secured by cash, marketable securities or cash value life insurance, commercial and industrial loans, commercial real estate loans, personal loans, asset-based loans, acquisition financing, and letters of credit. Our deposit products include, among others, checking accounts, money market deposit accounts, certificates of deposit, and Promontory’s Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) services. Our liquidity and treasury management services include online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services, foreign exchange and controlled disbursement. Our investment management business provides equity and fixed income advisory and sub-advisory services to third party mutual funds, series trust mutual funds, and to separately managed accounts for a spectrum of clients, but primarily focused on ultra-high-net-worth and institutional clients, including corporations, ERISA plans, Taft-Hartley funds, municipalities, endowments and foundations. We expect to continue to develop and implement additional products for our clients, including additional investment management product offerings to our financial intermediary referral sources.

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

The following table presents the composition of our loan portfolio as of December 31, 2018.

(Dollars in thousands)	December 31, 2018	Percent of Loans
Private banking loans	$2,869,543	55.9%
Middle-market banking loans:
Commercial and industrial	785,320	15.3%
Commercial real estate	1,478,010	28.8%
Total middle-market banking loans	2,263,330	44.1%
Loans held-for-investment	$5,132,873	100.0%

Private Banking Loans. Our private banking loans include both personal and commercial loans sourced through our private banking channel, which operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, cash value life insurance or other financial assets and to a smaller degree, residential property. We also have a small number of unsecured loans and lines of credit in our private banking loan portfolio that have been made to creditworthy borrowers. The primary source of repayment for these loans is the income and assets of the borrowers. Since a majority of our private banking loans are secured by cash, marketable securities or cash value life insurance, we believe the credit risk inherent in this portfolio is lower than the risk associated with other types of loans. We mitigate such risks through active daily monitoring of the collateral, utilizing our proprietary technology.

Our private banking lines of credit predominantly are due on demand or have terms of 365 days or less. Our term loans (other than mortgage loans) in this category generally have maturities of three to five years. On an accommodative basis, we have made personal residential real estate loans consisting primarily of first and second mortgage loans for residential properties, including jumbo mortgages. Our residential mortgage loans typically have maturities of seven years or less. On a limited basis we originated mortgage loans with maturities of up to ten years and acquired other residential mortgages that had original maturities of up to 30 years. Our personal lines of credit typically have floating interest rates. We examine the personal cash flow and liquidity of our individual borrowers when underwriting our private banking loans not secured by cash, marketable securities or cash value life insurance. In some cases we require our borrowers to agree to maintain a minimum level of liquidity that will be sufficient to repay the loan.

The table below includes all loans made through our private banking channel by collateral type as of the date indicated.

(Dollars in thousands)	December 31, 2018	Percent of Private Banking Loans	Percent of Loans
Private banking loans:
Secured by cash, marketable securities or cash value life insurance	$2,774,800	96.7%	54.0%
Secured by real estate	69,766	2.4%	1.4%
Other	24,977	0.9%	0.5%
Total private banking loans	$2,869,543	100.0%	55.9%

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

Our commercial and industrial loans include both working capital lines of credit and term loans. Working capital lines of credit generally have maturities ranging from one to five years. Availability under our commercial lines of credit is typically limited to a percentage of the value of the assets securing the line. Those assets typically include accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, we may require periodic accounts receivable and payable agings, as well as borrowing base certificates representing borrowing availability after applying appropriate advance percentage rates to the collateral. Our commercial and industrial term loans generally have maturities between three to five years, and typically do not extend beyond seven years. Our commercial and industrial lines of credit and term loans typically have floating interest rates.

The table below shows the composition of our commercial and industrial loan portfolio by borrower industry as of December 31, 2018.

(Dollars in thousands)	December 31, 2018	Percent of Commercial and Industrial Loans	Percent of Loans
Industry:
Service	$294,550	37.5%	5.8%
Real estate, rental and leasing	165,212	21.0%	3.2%
Manufacturing	93,920	12.0%	1.8%
Transportation and warehousing	32,589	4.1%	0.6%
Wholesale Trade	31,602	4.0%	0.6%
Information	26,479	3.4%	0.5%
Retail Trade	24,017	3.1%	0.5%
Construction	16,252	2.1%	0.3%
Mining	11,761	1.5%	0.2%
All others	88,938	11.3%	1.8%
Total commercial and industrial loans	$785,320	100.0%	15.3%

Commercial Real Estate Loans. We concentrate on making commercial real estate loans to experienced borrowers that have an established history of successful projects. The cash flow from income-producing properties or the sale of property from for-sale construction and development loans are generally the primary sources of repayment for these loans. The equity sponsors of our borrowers generally provide a secondary source of repayment from their excess global cash flows and liquidity. The primary risks associated with commercial real estate loans include credit risk arising from the dependency of repayment upon income generated from the property securing the loan, the vulnerability of such income to changes in market conditions, and difficulty in liquidating collateral securing the loans. We work throughout the lending process to manage and mitigate such risks within our commercial real estate loan portfolio. The commercial real estate portfolio also includes loans secured by owner-occupied real estate and the primary source of repayment for these loans is cash flow from the borrower’s operations.

Our commercial real estate loans are primarily made to borrowers with projects or properties located within our primary markets. Our relationship managers are experienced lenders who are familiar with the trends within their local real estate markets.

The table below shows the composition of our commercial real estate portfolio as of December 31, 2018.

(Dollars in thousands)	December 31, 2018	Percent of Commercial Real Estate Loans	Percent of Loans
Commercial real estate loans:
Income-producing property loans	$848,318	57.4%	16.5%
Owner-occupied loans	183,660	12.4%	3.6%
Multifamily/apartment loans	328,342	22.2%	6.4%
Construction loans	110,455	7.5%	2.2%
Land development loans	7,235	0.5%	0.1%
Total commercial real estate loans	$1,478,010	100.0%	28.8%

Loan Underwriting

Our focus on maintaining strong asset quality is pervasive through all aspects of our lending activities, and it is apparent in our loan underwriting function. We are selective in targeting our lending to middle-market businesses, commercial real estate investors and developers, and high-net-worth individuals that we believe will meet our credit standards. Our credit standards are determined by our Credit Risk Policy Committee that is made up of senior bank officers, including our Chief Credit Officer, Chief Risk Officer, Bank President and Chief Executive Officer, President of Commercial Banking and President of Private Banking.

Our underwriting process is multilayered. Prospective loans are first reviewed by our relationship managers and regional presidents. The prospective commercial and certain private banking loans are then discussed in a pre-screen group composed of the Chief Credit Officer, Senior Credit Officer, President of Commercial Banking, President of Private Banking and all of our regional presidents. Applications for prospective loans that are accepted are fully underwritten by our credit administration group in combination with the relationship manager. Finally, the prospective loans are submitted to our Senior Loan Committee for approval, with the exception of certain loans that are fully secured by cash, marketable securities or cash value life insurance. Members of the Senior Loan Committee include our Chairman and Chief Executive Officer, Chief Financial Officer, Vice Chairman, Chief Credit Officer, Senior Credit Officer, Bank President and Chief Executive Officer, President of Commercial Banking, President of Private Banking and our regional presidents. All of our lending personnel, from our relationship managers to the members of our Senior Loan Committee, have significant experience that benefits our underwriting process.

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

Our loan portfolio includes Shared National Credits (“SNC”). Effective January 1, 2018, the bank regulatory agencies revised the SNC definition to increase the loan size from $20 million or more to $100 million or more and that are still shared by three or more financial institutions. We are typically part of the originating bank group in connection with these loan participations. We utilize the same underwriting criteria for these loans that we use for loans that we originate directly. These loans are to borrowers typically located within our primary markets and are generally made to companies that are known to us and with whom we have direct contact. They offer advantages in a diversified loan portfolio. These loans have helped us to diversify the risk inherent in our loan portfolio by allowing us to access a broader array of corporations with different credit profiles, repayment sources, geographic footprints and with larger revenue bases than those businesses associated with our direct loans. Still, we are focused more on growing our direct loans than SNC loans. As of December 31, 2018, we had $236.1 million of SNC loans compared to $314.4 million as of December 31, 2017.

Loan Portfolio Concentrations

Geographic criteria. We focus on developing client relationships with companies that have headquarters and/or significant operations within our primary markets.

The table below shows the composition of our commercial loan portfolios based upon the states where our borrowers are located. Loans to borrowers located in our four primary market states made up 84.0% of our total commercial loans outstanding as of December 31, 2018. When those loans are aggregated with our loans to borrowers located in states that are contiguous to our primary market states, the percentage increases to approximately 90.1% of our commercial loan portfolio.

(Dollars in thousands)	December 31, 2018	Percent of Total Commercial Loans
Geographic region of borrower:
Pennsylvania	$696,219	30.8%
Ohio	375,154	16.6%
New Jersey	389,304	17.2%
New York	439,754	19.4%
Contiguous states	138,985	6.1%
Other states	223,914	9.9%
Total commercial loans	$2,263,330	100.0%

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

As of December 31, 2018, non-brokered deposits represented approximately 87.3% of our total deposits. Our non-brokered deposit sources primarily include deposits from financial institutions, high-net-worth individuals, family offices, trust companies, wealth management firms, corporations and their executives. We compete for deposits by offering a range of deposit products at competitive rates. We also attract deposits by offering customers a variety of cash management services. We maintain direct customer relationships with many of our depositors that participate in CDARS® and ICS® reciprocal deposits.

The table below shows the balances of our deposit portfolio by type as of the dates indicated.

	December 31,		2018 Change from 2017
(Dollars in thousands)	2018	2017	Amount	Percent
Non-brokered deposits:
Noninterest-bearing checking accounts	$258,268	$248,092	$10,176	4.1%
Interest-bearing checking accounts	740,733	435,611	305,122	70.0%
Money market deposit accounts	2,434,535	1,792,936	641,599	35.8%
Certificates of deposit	975,492	442,752	532,740	120.3%
Total non-brokered deposits	4,409,028	2,919,391	1,489,637	51.0%
Brokered deposits:
Interest-bearing checking accounts	37,398	19,730	17,668	89.5%
Money market deposit accounts	347,335	496,853	(149,518)	(30.1)%
Certificates of deposit	256,700	551,637	(294,937)	(53.5)%
Total brokered deposits	641,433	1,068,220	(426,787)	(40.0)%
Total deposits	$5,050,461	$3,987,611	$1,062,850	26.7%
Non-brokered deposits to total deposits	87.3%	73.2%

Investment Management Products

Chartwell Investment Partners manages $9.19 billion in a variety of equity and fixed income investment styles, for over 250 institutional investors, mutual funds and individual investors as of December 31, 2018. A description of each investment style is provided below.

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

•
Small Cap Growth: Our Small Cap Growth portfolio invests in a select set of small growth oriented companies that have demonstrated strong increases in earnings per share. More significantly, we look to invest in companies that have historically continued to broaden, deepen and enhance their fundamental capabilities, competitive positions, product and service offerings and customer bases. Our plan is to invest in these companies for an intermediate time horizon. Our portfolios focus on a narrow set of such investments.

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

Fixed Income Investment Strategies:

•
Intermediate/Core/Short Duration Fixed Income: Chartwell's philosophy of investment grade fixed income management stresses security selection, preservation of principal, and compounding of the income stream as keys to consistently add value in the bond market. We focus our research efforts in the corporate sector of the market. Because the return potential of any bond tends to be asymmetric - with limited capital appreciation potential, but considerably greater capital loss potential - Chartwell targets high quality credits with stable-to improving profiles.

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

•
Core Plus Fixed Income: With flexibility to adjust to each client’s specific guidelines, Chartwell’s Core Plus product invests across both the U.S. Investment Grade and High Yield markets. By strategically expanding our credit-driven, valued-based opportunity set, the portfolio is able to take advantage of Chartwell’s broad ranging corporate bond expertise and to benefit from the potential for increased income, total return and diversification.

•
High Yield Fixed Income: Chartwell's philosophy of high yield bond management stresses preservation of principal and compounding of the income stream as keys to adding value in the high yield bond market. In evaluating investment candidates our perspective is that of a lender. We focus on the higher quality tiers of the market, which offer an attractive yield premium but a lower incidence of credit erosion relative to the market as a whole. Chartwell believes that the consistent application of high credit standards and strict trading disciplines is the most predictable route to outperformance in the high yield bond market.

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

Balanced Investment Strategies:

•
Conservative Allocation: The Conservative Allocation strategy is managed utilizing Chartwell’s value-oriented security selection process and includes the Berwyn Income Fund as one of its main products. While the majority of funds managed under this strategy are invested in bonds, it may invest up to 30% of its assets in dividend-paying common stocks. We believe the fund’s balanced, income-oriented approach may afford a greater level of price stability than an all equity portfolio.

Our total assets under management of $9.19 billion increased $880.0 million, or 10.6%, as of December 31, 2018, from $8.31 billion as of December 31, 2017. We reported new business and new flows from existing accounts and acquired assets of $2.74 billion, partially offset by outflows of $1.50 billion and market depreciation of $362.0 million during the year ended December 31, 2018.

The following table shows the changes of our assets under management by investment style for the year ended December 31, 2018.

	Year Ended December 31, 2018
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,511,000	$844,000	$(565,000)	$(371,000)	$3,419,000
Fixed income investment styles	3,049,000	1,588,000	(400,000)	26,000	4,263,000
Balanced investment styles	1,749,000	306,000	(531,000)	(17,000)	1,507,000
Total assets under management	$8,309,000	$2,738,000	$(1,496,000)	$(362,000)	$9,189,000

(1)	Inflows consist of new assets from the Columbia acquisition of $1.07 billion, as well as other new business and contributions to existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

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

Our competition in making commercial loans comes principally from national, regional and large community banks and insurance companies. Many large national and regional commercial banks have a significant number of branch offices in the areas in which we operate. Competition for our private banking loans is more limited than for commercial loans due largely to our niche offering of loans backed by cash, marketable securities, or cash value life insurance, which represent 54% of our entire loan portfolio. Aggressive pricing policies and terms of our competitors on middle-market and private banking loans may result in a decrease in our loan origination volume and a decrease in our yield on loans. We compete for loans principally through the quality of products and service we provide to middle-market customers and private banking referral relationships, while maintaining competitive interest rates, loan fees and other loan terms.

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

Employees

As of December 31, 2018, we had approximately 257 full-time equivalent employees (189 in our banking business and 68 in our investment management business).

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

General

The common stock and preferred stock of TriState Capital Holdings, Inc. is publicly traded and listed and, as a result, we are subject to securities laws and stock market rules, including oversight from the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market Rules. Banking is highly regulated under federal and state law. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers and the banking system as a whole, and not for the protection of our investors. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. TriState Capital Bank is a commercial bank chartered under the laws of the Commonwealth of Pennsylvania. It is not a member of the Federal Reserve System and is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC.

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

Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), enacted in 2010, has resulted in broad changes to the U.S. financial system where its provisions have resulted in enhanced regulation and supervision of the financial services industry. In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law. While the EGRRCPA preserves the fundamental elements of the post Dodd-Frank regulatory framework, it includes modifications that are intended to result in meaningful regulatory relief for smaller and certain regional banking organizations.

Over several years the Department of Labor (“DOL”) developed a rule governing the circumstances in which a person rendering investment advice with respect to an employee benefit plan under the Employee Retirement Income Security Act of 1974 would be treated as a fiduciary for the recipient of the advice. DOL finalized a regulation in 2016, which might have affected our investment advisory business, but DOL extended the effective date, and the U.S. Court of Appeals for the Tenth Circuit effectively vacated the rule in 2018. While this matter now appears to be in abeyance, the SEC is considering a comparable rule, popularly known as Regulation BI, for best interest. The SEC has not issued a proposal, however, and we cannot predict what effect, if any, such a regulation might have on our investment advisory business.

Regulatory Capital Requirements

Capital adequacy. The Federal Reserve monitors the capital adequacy of our holding company, on a consolidated basis, and the FDIC and the Pennsylvania Department of Banking and Securities monitor the capital adequacy of TriState Capital Bank. The regulatory agencies use a combination of risk-based ratios and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The current capital rules, which began to take effect in 2015, are popularly known as the Basel III Capital Rules because they are based on international standards known as Basel III. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified into three “tiers” of capital. Common Equity Tier 1 capital (“CET 1”) includes common equity, retained earnings, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 1” capital includes, among other things, qualifying non-cumulative perpetual preferred stock. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for loan and lease losses, subject to limitations. Total capital is the total of all three tiers. The resulting capital ratios represent capital as a percentage of average assets or total risk-weighted assets, including off-balance sheet items.

As discussed above in connection with EGRRCPA, the Company and the Bank may be able to satisfy all the capital requirements, including those under both the Basel III Capital Rules, and prompt corrective action if both entities maintain the necessary CBLR. The federal banking agencies have not yet finalized a CBLR rule and until then we cannot know whether we will qualify. Assuming that the agencies fix the CBLR at 9%, we now exceed this standard, and we believe we will continue to do so in the future.

In the meantime, the Basel III Capital Rules apply to us and require banks and bank holding companies generally to maintain four minimum capital standards to be “adequately capitalized”: (1) a tier 1 capital to total average assets ratio (“tier 1 leverage capital ratio”) of at least 4%; (2) a common equity tier 1 capital to risk-weighted assets ratio (“CET 1 risk-based capital ratio”) of at least 4.5%; (3) a tier 1 capital to risk-weighted assets ratio (“tier 1 risk-based capital ratio”) of at least 6%; and (4) a total risk-based capital to risk-weighted assets ratio (“total risk-based capital ratio”) of at least 8%. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our primary markets. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

In addition, the Basel III Capital Rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer (a ratio of CET1 to total risk-based assets of at least 2.5% on top of the minimum risk-based capital requirements). The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%; in 2018 the buffer was 1.875%; and the full 2.5% requirement took effect on January 1, 2019. As a result, the Company and the Bank must adhere to the following minimum capital ratios to satisfy the Basel III Capital Rule requirements and to avoid the limitations on capital distributions and discretionary bonus payments to executive officers:

•	4.0% tier 1 leverage ratio;

•	minimum CET1 risk-based capital ratio of 7.0%;

•	minimum tier 1 risk-based capital ratio of 8.5%; and

•	minimum total risk-based capital ratio to 10.5%.

When assets are risk weighted for the purpose of the risk-based capital ratios, the Basel III Capital Rules present a large number of risk weight categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. These categories may result in higher risk weights than under the earlier rules for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the new capital rules that are most relevant to us include:

•
a formula-based approach, referred to as the collateral haircut approach, to determine the risk weight of eligible margin loans collateralized by liquid and readily marketable debt or equity securities, where the collateral is marked to fair value daily, and the transaction is subject to daily margin maintenance requirements;

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

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate loans for acquisition, development and construction; and

•
the option to use a formula-based approach referred to as the simplified supervisory formula approach to determine the risk weight of various securitization tranches in addition to the previous “gross-up” method (replacing the credit ratings approach for certain securitization).

Further, under the Dodd-Frank Act, the federal banking agencies adopted new capital requirements to address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. Capital guidelines may continue to evolve and may have material impacts on us or our banking subsidiary.

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

Prompt corrective action regulations. Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized insured depository institutions. For this purpose, a bank is placed in one of the following five categories based on its capital: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

Under the current prompt corrective action provisions of the FDIC, after adopting the Basel III Capital rules, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

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

“Critically undercapitalized”
Tangible equity to total assets less than 2%

Various consequences flow from a bank’s prompt corrective action category. A bank that is adequately capitalized but not well capitalized must obtain a waiver from the FDIC in order to continue to accept, renew or roll over brokered deposits. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

A bank holding company must guarantee that a subsidiary bank performs under a capital restoration plan, including an obligation to contribute capital to the bank up to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements.

The prompt corrective action classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2018, TriState Capital Bank met the requirements to be categorized as “well capitalized” based on the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

Source of Strength Doctrine for Bank Holding Companies

Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, TriState Capital Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to TriState Capital Bank are subordinate in right of payment to deposits and to certain other indebtedness of TriState Capital Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of TriState Capital Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. These obligations are in addition to the performance guaranty we must provide in the event that TriState Capital Bank is required to develop a capital restoration plan under prompt corrective action.

Acquisitions by Bank Holding Companies

We must obtain the prior approval of the Federal Reserve before: (1) acquiring more than five percent of the voting stock of any bank or other bank holding company; (2) acquiring all or substantially all of the assets of any bank or bank holding company; or (3) merging or consolidating with any other bank holding company. The Federal Reserve may determine not to approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also may not approve a transaction in which the resulting institution would hold a share of state or nationwide deposits in excess of certain caps. The Federal Reserve is also required to consider the financial condition and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, whether the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system, the records of a bank holding company and its subsidiary bank(s) in compliance with applicable banking, consumer protection, and anti-money laundering laws.

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

Dividends

As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act and the Basel III Capital Rules impose additional restrictions on the ability of banking institutions to pay dividends, such as limits that come into play when the capital conservation buffer falls below the required ratio. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

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

Under federal law, TriState Capital Bank may not pay any dividend to us if the Bank is undercapitalized or the payment of the dividend would cause it to become undercapitalized. The FDIC may further restrict the payment of dividends by requiring TriState Capital Bank to maintain a higher level of capital than would otherwise be required for it to be adequately capitalized for regulatory purposes. Moreover, if, in the opinion of the FDIC, TriState Capital Bank is engaged in an unsafe or unsound practice (which could include the payment of dividends), the FDIC may require, generally after notice and hearing, the Bank to cease such practice. The FDIC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice. The FDIC has also issued guidance to the effect that insured depository institutions generally should pay dividends out of current operating earnings.

Incentive Compensation Guidance

The federal banking agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on incentive compensation are likely to continue evolving. In 2016, the federal banking agencies, together with certain other federal agencies, proposed a regulation to limit certain incentive-based compensation arrangements that encourage inappropriate risks by banks, bank holding companies, and certain other financial institutions. We do not know when the agencies will finalize this regulation and what the final requirements will be.

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

FDIC Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance assessments to the FDIC, which fund the Deposit Insurance Fund (“DIF”). The assessment rate for institutions with less than $10 billion in assets is now determined by the FDIC’s financial ratios method, which takes into account seven financial ratios for each institution and the weighted average of the institution’s CAMELS composite ratings. The rate may be adjusted by the institution’s long-term unsecured debt and its brokered deposits. In addition, the FDIC can impose special assessments in certain instances. The FDIC has in past years raised assessment rates to increase funding for the Deposit Insurance Fund.

All assessment rates may change based on the reserve ratio of the DIF. The Dodd-Frank Act changed the way that deposit insurance premiums are calculated, increased the minimum designated reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. As of September 30, 2018, the DIF’s reserve ratio was 1.36%. Rates may be reduced if this ratio rises above 2.0% or 2.5%. We cannot predict how the reserve ratio may change in the future.

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

Community Reinvestment Act

TriState Capital Bank has a responsibility under the Community Reinvestment Act (“CRA”), and related FDIC regulations to help meet the credit needs of its communities, including low-income and moderate-income borrowers. In connection with its examination of TriState Capital Bank, the FDIC is required to assess the Bank’s record of compliance with the CRA. The Bank’s failure to comply with the provisions of the CRA could result in denial of certain corporate applications, such as for branches or mergers, or in restrictions on its or our activities, including additional financial activities if we elect to be treated as a financial holding company.

CRA regulations provide that a financial institution may elect to have its CRA performance evaluated under the strategic plan option. The strategic plan enables the institution to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity and constraints. In January 2018, the FDIC approved our updated strategic plan to cover the years 2018 through 2020. TriState Capital Bank received an “outstanding” CRA rating in its most recent CRA examination, which covered an approximately three-year period ending on September 10, 2018.

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

Anti-Money Laundering and OFAC

Under federal law, including the Bank Secrecy Act and the USA PATRIOT Act of 2001, certain financial institutions must maintain anti-money laundering programs that are reasonably designed to prevent and detect money laundering and terrorist financing, including enhanced scrutiny of account relationships, and to comply with the recordkeeping and reporting requirements of the Bank Secrecy Act (the “BSA”) including the requirement to report suspicious activities. The programs are to include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Law enforcement authorities also have been granted increased access to financial information maintained by financial institutions to investigate suspected money laundering or terrorist financing. The United States Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the federal banking agencies continue to issue regulations and guidance with respect to the application and requirements of the BSA and their expectations for effective anti-money laundering programs.

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

Bank holding companies are also prohibited from engaging in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company is forbidden from impairing its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that present unsafe and unsound banking practices or that constitute violations of laws or regulations.

In addition to the agencies’ written regulations, standards and guidelines, banks and bank holding companies are regularly examined for safety and soundness by their appropriate federal and state regulators. These examinations are extensive and cover many items, including loan concentrations. At the end of an examination, a bank is assigned ratings for capital, assets, management, earnings, liquidity, and sensitivity to market risk as well as on overall composite rating for these elements, commonly referred to as the CAMELS rating. The Federal Reserve makes comparable findings for bank holding companies. These ratings and the reports on which they are based are highly confidential and not available to the public.

Consumer Laws and Regulations

TriState Capital Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive and abusive acts and practices, usury laws, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

In addition, the Dodd-Frank Act created a new independent Consumer Finance Protection Bureau that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The Consumer Financial Protection Bureau has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as TriState Capital Bank, will continue to be examined for consumer compliance by their primary federal bank regulator. Nevertheless, positions established by the Consumer Financial Protection Bureau may become applicable to us, and the bureau has back-up enforcement authority.

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

Asset Management

The asset management industry is subject to extensive federal, state and international laws and regulations promulgated by various governments, securities exchanges, central banks and regulatory bodies that are intended to benefit and protect investors in products. In addition, our distribution activities also may be subject to regulation by U.S. federal agencies, self-regulatory organizations and securities commissions in those jurisdictions in which we conduct business. Due to the extensive laws and regulations to which we are subject, we must devote substantial time, expense and effort to remaining vigilant about, and addressing, legal and regulatory compliance matters.

Existing U.S. Regulation

Chartwell is a registered investment adviser regulated by the SEC. Chartwell is also currently subject to regulation by the Department of Labor (the “DOL”) and other government agencies and regulatory bodies. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers such as Chartwell, including recordkeeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940 imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act of 1940 and the Investment Company Act of 1940, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Investment Advisers Act of 1940, the Investment Company Act of 1940 or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

Chartwell’s trading and investment activities for client accounts are also regulated under the Exchange Act, as well as the rules of various U.S. exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements and market regulation policies in the United States.

CTSC, our broker/dealer subsidiary, is subject to regulations that cover all aspects of the securities business. Much of the regulation of broker/dealers has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations have adopted extensive regulatory requirements relating to matters such as sales practices, compensation and disclosure, and conduct periodic examinations of member broker/dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or registered employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker/dealer. The principal purpose of regulation and discipline of broker/dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

There has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts. This includes the DOL adoption of a fiduciary rule that was ultimately struck down by the Fifth Circuit Court of Appeals and the SEC’s proposal of a package of related rules and interpretations in April 2018. The ultimate action taken by the DOL, SEC or other applicable regulatory or legislative body may impact our business activities and increase our costs.

In addition, Chartwell also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as they act as a “fiduciary” or “investment manager” under ERISA with respect to benefit plan clients.

ERISA imposes duties on persons who are fiduciaries of ERISA plan clients, and ERISA and related provisions of the Internal Revenue Code prohibit certain transactions involving the assets of ERISA plan and Individual Retirement Account (“IRA”) clients and certain transactions by the fiduciaries (and several other related parties) to such clients. In April 2016, the Department of Labor, which administers ERISA, issued a final fiduciary rule expanding the circumstances in which advice furnished to retirement investors will be treated as fiduciary in nature as well as related prohibited transaction class exemptions.

Net Capital Requirements

CTSC is a non-clearing broker/dealer subsidiary with a primary business of wholesaling and marketing the proprietary investment products and services provided by Chartwell. CTSC is subject to net capital rules imposed by various federal, state, and foreign authorities that mandate that it maintain certain levels of capital.

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

Available Information

All of our reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K for the fiscal year ended December 31, 2018, our Registration Statements on Forms S-1 and S-3, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.tristatecapitalbank.com under “Who We Are,” “Investor Relations,” “SEC Documents”. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. There are risks, many beyond our control, that could cause our financial condition or results of operations to differ materially from management’s expectations. Some of the risks that may affect us are described below. If any of the following risks, singly or together with one or more other factors, actually occur, our business, financial condition, results of operations and future prospects could be materially and adversely affected. These risks are not the only risks that we may face. Our business, financial condition, results of operations and future prospects could also be affected by additional risks that apply to all companies operating in the United States, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and growth prospects. Further, some statements contained herein constitute forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” on page 4. The risks described below should also be considered together with the other information included in this Annual Report on Form 10-K, including the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data”.

Risks Relating to our Business

We may not be able to adequately measure and limit our credit risk associated with our loan portfolio, which could lead to unexpected losses.

Our business depends on our ability to successfully measure and manage credit risk. The business of lending is inherently risky, including risks that the principal or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which loans may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors including local market conditions and general economic conditions, and many of our loans are made to middle-market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. If the overall economic climate in the U.S., generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of non-performing loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio, which may result in loan defaults, foreclosures and additional charge-offs, and may require us to significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio, which could have a material adverse effect on our financial condition and results of operations.

Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an allowance for loan losses that represents management’s judgment of probable losses inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of historical default and loss experience in our portfolio, general economic conditions, diversification and seasoning of the loan portfolio, identified credit problems, delinquency levels and adequacy of collateral. The determination of the appropriate level of the allowance for loan losses is inherently subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our allowance for loan losses and may direct us to make additions to the allowance based on their judgments about information available to them at the time of their examination. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses we may need additional provision for loan losses to restore the adequacy of our allowance for loan losses. While we believe that our allowance for loan losses was adequate at December 31, 2018, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could materially decrease our net income and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A material portion of our loan portfolio is comprised of commercial loans secured by general business assets, the deterioration in value of which could expose us to credit losses.

Historically, a material portion of our loans held-for-investment have been comprised of commercial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory, equipment and owner-occupied real estate. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, including customers in the energy and real estate businesses, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices and real estate values and liquidity could impair the value of the collateral securing these loans.

Historically, losses in our commercial credits have been higher than losses in other segments of our loan portfolio. Significant adverse changes in various industries could cause rapid declines in values and collectability associated with those business assets resulting in inadequate collateral coverage that may expose us to credit losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a materially adverse effect on our business, financial condition, results of operations and future prospects. As of December 31, 2018, we had commercial and industrial loans outstanding of $785.3 million, or 15.3% of our loans held-for-investment, and owner-occupied commercial real estate loans outstanding of $183.7 million, or 3.6% of our loans held-for-investment.

Because many of our customers are commercial enterprises, they may be adversely affected by any decline in general economic conditions in the United States which, in turn, could have a negative impact on our business.

Many of our customers are commercial enterprises whose business and financial condition are sensitive to changes in the general economy of the United States. Our businesses and operations are, in turn, sensitive to these same general economic conditions. If the United States experiences a deterioration or other significant volatility in economic conditions our growth and profitability could be constrained. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency and the withdrawal of the United Kingdom from the European Union, as well as concerns regarding terrorism and potential hostilities with various countries, could affect the stability of global financial markets, which could negatively affect U.S. economic conditions. Weak economic conditions can be characterized by deflation, fluctuations in debt and equity capital markets, lack of liquidity and depressed prices in the secondary market for loans, increased delinquencies on loans, real estate price declines, and lower commercial activity. All of these factors can be detrimental to the business and/or financial position of our customers as well as the value of the collateral supporting our loans and could adversely impact demand for our credit products as well as our credit quality. Our business is also sensitive to monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and difficult to predict. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our non-owner-occupied commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2018, we had outstanding loans secured by non-owner-occupied commercial properties of $1.29 billion, or 25.2%, of our loans held-for-investment. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans typically expose a lender to greater credit risk than loans secured by other types of collateral due to a number of factors, including the concentration of principal in a limited number of loans and borrowers, the difficulty of liquidating the collateral securing these loans and the relatively larger loan balances compared to single borrowers or related groups of borrowers. In addition to these factors, the amount we may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, any environmental cleanup liability, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, and natural disasters. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with residential or consumer loan portfolios.

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

Marketable-securities-backed private banking loans represent a material portion of our business and are the fastest growing portion of our loan portfolio. As of December 31, 2018, we had outstanding marketable-securities-backed private banking loans of $2.77 billion, or 54.0% of our loans held-for-investment. We expect to continue to increase the percentage of our loan portfolio represented by marketable-securities-backed private banking loans in the future. A sharp or prolonged decline in the value of the collateral that secures these loans, such as the market volatility experienced throughout the fourth quarter of 2018, could materially adversely affect the growth prospects and loan performance in this segment of our loan portfolio and, as a result, could materially adversely affect our business, financial condition, results of operations and future prospects.

A prolonged downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

A material portion of our loans are secured by real estate as a primary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time credit is extended. A general decline in real estate values, particularly in our primary market areas, could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our provision for loan losses. In addition, we could be subject to environmental liabilities with respect to these any foreclosed properties, which could be costly. In the event of a default with respect to any of these loans, the amount we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our commercial banking business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our commercial banking operations are concentrated in Pennsylvania, New Jersey, New York, and Ohio. As a result, our financial condition, results of operations and cash flows are affected by changes in the economic conditions of any of those states or the regions of which they are a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets, and we are vulnerable to a downturn in the local economies in these areas. Declines in the economy affecting these markets would lower the value of the collateral securing those loans, which could cause us to realize losses in the event of increased foreclosures. Furthermore, local economic conditions have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans.

In addition, among other things, shale gas exploration and production is a significant force in driving the economies of Western Pennsylvania and Northeastern Ohio, two of our significant commercial banking markets, and low energy prices have adversely impacted and may continue to adversely impact shale gas exploration and production, negatively impacting those economies. Although we do not make loans to companies directly engaged in oil and gas exploration and production, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our business, financial condition and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our loan portfolio contains large loans to certain borrowers, and deterioration in the financial condition of these borrowers could have a material adverse impact on our asset quality and profitability.

Along with other risks inherent in our loans, such as the deterioration of the underlying businesses or collateral securing these loans, the higher average size of our loans presents a risk to our lending operations. If only a few of our largest borrowers become unable to repay their loan obligations as a result of economic or market conditions or personal circumstances, our non-performing loans and our provision for loan losses could increase significantly, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15.0% of our unimpaired capital and surplus to any one borrower. We have established an internal lending limit that is significantly lower than our legal lending limit. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target customers, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We must maintain and follow high loan underwriting standards to grow safely.

Our ability to grow our assets safely depends on maintaining disciplined and prudent underwriting standards and ensuring that our relationship managers and lending personnel follow those standards. The weakening of these standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by our employees in underwriting and monitoring loans, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, any of which could adversely affect our net income. Relatedly, as we attempt to uphold those standards in an increasingly competitive lending environment, we may experience increased refinancing of existing loans and reduced new loan growth. As a result, our business, financial condition, results of operations and future prospects could be adversely affected.

We rely heavily on our executive management team and other key employees, and the loss of the services of any of these individuals could adversely impact our business and reputation.

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

Our business has grown rapidly. Although rapid business growth can be a favorable business condition, financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. We seek to grow safely and consistently which requires us to manage several different elements simultaneously. Successful growth in our banking business requires that we follow adequate loan underwriting standards, balance loan and deposit growth while managing interest rate risk and our net interest margin, maintain adequate capital at all times, produce investment performance results competitive with our peers and benchmarks, further diversify our revenue sources, meet the expectations of our clients, and hire and retain qualified employees. If we do not manage our growth successfully, then our business, financial condition, results of operations or future prospects may be adversely affected.

We may not be able to sustain our historical rate of growth or continue to grow our business at all. Because of factors such as the uncertainty in the general economy and the recent government intervention in the credit markets, it may be difficult for us to repeat our historic earnings growth as we continue to expand. Failure to grow or failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and future prospects, and could adversely affect our ability to successfully implement our business strategy.

Our utilization of brokered deposits could adversely affect our liquidity and results of operations.

Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits and, in the future, those depositors may not renew their deposits when they mature, or we may have to pay a higher rate of interest to keep those deposits or may have to replace them with other deposits or with funds from other sources. Additionally, if TriState Capital Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or roll over brokered deposits without a waiver from the FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin and our results of operations and financial condition.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. Our preferred source of funds for our banking business consists of customer deposits; however, we rely on other sources such as brokered deposits and Federal Home Loan Bank or “FHLB” advances. In addition to our competition with other banks for deposits, such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return trade off. If customers move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels.

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

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, we may not be able to maintain regulatory compliance.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, we, on a consolidated basis, and Tristate Capital Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity in such amounts as regulators may require from time to time. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or reduce our operations. Even if we satisfy all applicable regulatory capital requirements, our regulators could ask us to maintain capital levels that are in excess of such requirements. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, as well as on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, we could be subject to enforcement actions or other regulatory consequences, which could have an adverse effect on our business, financial condition, results of operations and future prospects.

Any future reductions in our credit ratings may increase our funding costs or impair our ability to effectively compete for business and clients.

We have used and may in the future use debt as a funding source. One or more rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. In general, rating agencies base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings. Credit ratings are subject to change at any time, and it is possible that any rating agency will take action to downgrade us in the future.

Any future decrease in our credit ratings by one or more rating agencies could impact our access to the capital markets or short-term funding or increase our financing costs, and thereby adversely affect our financial condition and liquidity. Our clients and counterparties may also be sensitive to the risks posed by a ratings downgrade and may terminate their relationships with us, be less likely to engage in transactions with us, or only engage in transactions with us on terms that are less favorable to us. We cannot predict whether client relationships or opportunities for future relationships could be adversely affected by clients who choose to do business with a higher-rated institution. The inability to retain clients or to effectively compete for new business may have a material adverse effect on our business, financial condition, results of operations or future prospects.

Additionally, rating agencies have themselves been subject to scrutiny arising from the financial crisis such that the rating agencies may make or may be required to make substantial changes to their ratings policies and practices. Such changes may, among other things, adversely affect the ratings of our securities or other securities in which we have an economic interest.

Changes in interest rates could negatively impact the profitability of our banking business.

Our profitability, like that of most financial institutions, depends to a significant extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore net income, could be adversely affected. If our net interest income is adversely affected by changes in interest rates, it could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the market value of our investment securities and the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate increases to our allowance for loan losses. Each of these factors could have a material adverse effect on our business, results of operations, financial condition and future prospects.

The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition and results of operations.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, and for LIBOR to be replaced with an alternative reference rate that will be calculated in a different manner. Similar changes have occurred or may occur with respect to other reference rates. It is not currently possible to determine whether, or to what extent, any such changes would impact the value of any loans, derivatives and other financial obligations or extensions of credit we hold or that are due to us that are linked to LIBOR or other reference rates or whether, or to what extent, such changes would impact our business, financial condition, results of operations or future prospects.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance.

A material portion of our earnings is derived from Chartwell, our investment management business. Chartwell may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance. The investment management business is intensely competitive. In the markets where we compete, there are over 1,000 firms which we consider to be primary competitors. In addition to competition from other institutional investment management firms, Chartwell, along with the active-management industry in general, compete with passive index funds, ETFs and investment alternatives such as hedge funds. Our ability to successfully attract and retain investment management clients will depend on, among other things, our ability to compete with our competitors’ investment products, level of investment performance, fees, client services, marketing and distribution capabilities. Our ability to retain investment management clients may be impaired by the fact that investment management contracts are typically terminable in nature. Most of our clients may withdraw funds from under our management at their discretion at any time for any reason, including the performance of the investment advice, a change in the client’s investment strategy or other factors. If we cannot effectively compete to attract and retain customers, our business, financial condition, results of operations and future prospects may be adversely affected.

Additionally, it is possible our management fees could be reduced for a variety of reasons, including, among other things, pressure resulting from competition in the investment management sector or regulatory changes, and we may from time to time reduce or waive investment management fees, or limit total expenses, on certain products or services offered as part of the our investment management business for particular time periods to manage fund expenses, to help retain or increase managed assets or for other reasons. If our revenues decline without a commensurate reduction in our expenses, our net income from our investment management business would be reduced, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our investment management business may be negatively impacted by changes in general economic and market conditions. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, all of which are beyond our control. We cannot guaranty that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in declines in the performance of our investment management business and the level of assets under management. Because the revenues of our investment management business are, to a large extent, fees based on assets under management, such declines could have a material adverse effect on that business.

Further, changes in interest rates could also adversely affect our investment management business by decreasing the net asset values of our assets under management and potentially causing investors to shift assets in ways that negatively impact the fees generated by that business.

The termination or failure to renew fund agreements could have adverse effects on our investment management business.

A material portion of our earnings is derived from investment management agreements and sub-advisor investment management agreements related to multiple sponsored funds. Investment management agreements are, as required by law, terminable upon 60 days’ notice. In addition, investment management agreements of this nature must be approved and renewed annually by each fund’s board of directors or trustees, including independent members of the board, or its shareholders, as required by law. Failure to renew, changes resulting in lower fees, or termination of a significant number of these agreements could have a material adverse impact on our business, financial condition, results of operations and future prospects.

Our investment management business may be negatively impacted by our investment performance.

Success in the investment management business is largely dependent on investment performance relative to market conditions and the performance of competing products. Good performance generally assists retention and growth of managed assets, resulting in additional revenues. Conversely, poor performance tends to result in decreased sales and increased redemptions with corresponding decreases in revenues to the investment management business. It also could adversely impact any performance-based fees for which we are eligible. Poor performance could, therefore, have a material adverse effect on our business, financial condition, results of operations or future prospects. A significant and prolonged decline in the assets under management of our investment management business could have a material adverse effect on our future revenues and, to a lesser extent, net income due to related reductions in distribution expenses associated with these funds.

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

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans or the fees we charge on banking or investment management products and services, all of which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our ability to maintain our reputation is critical to the success of our business.

Our business plan emphasizes building and maintaining strong relationships with our clients. We have benefited from strong relationships with and among our customers, and also from our relationships with financial intermediaries. As a result, our reputation is one of the most valuable components of our business.

Our growth over the past several years has depended on attracting new customers from competing financial institutions thereby increasing our market share, primarily through involvement in our primary markets and word-of-mouth advertising. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities and markets that we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, including groups of large customers who have relationships with each other, and we may not be successful in attracting new customers. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Deterioration in the fiscal position of the U.S. federal government and downgrades in U.S. Treasury and federal agency securities could adversely affect us and our banking operations.

The business environment in the markets in which we operate and in the United States as a whole have a significant effect on our financial performance, the ability of borrowers to pay interest on and repay the principal of outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services we offer and whose success we rely on to drive our future growth. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values and a reduction in assets under management. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation, changes in interest rates, high unemployment, natural disasters, state or local government insolvency, or a combination of these or other factors. Any unfavorable change in the general business environment in which we operate, in the United States as a whole or abroad could adversely affect our business, financial condition, results of operations or future prospects.

During the past decade there has at times been concern about the fiscal position of the U.S. federal government, as illustrated by a 2011 downgrade by certain rating agencies of the credit rating of the government. In addition to causing economic and financial market disruptions, any future downgrade of the credit rating of the United States, failures to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the United States federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we may hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. It also could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. The adverse consequences of any downgrade could also extend to those to whom we extend credit and could adversely affect their ability to repay their loans. In addition, any resulting decline in the financial markets could affect the value of marketable securities that serve as collateral for our loans, which would, in turn, adversely affect our credit quality and could impede the growth that we expect to achieve within this segment of our loan portfolio. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors.

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States, or GAAP and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that have a greater possibility of producing results that could be materially different than originally reported.

For example, the Bank will adopt new guidance for estimating credit losses on loans receivable, held-to-maturity debt securities, and unfunded loan commitments effective January 1, 2020. The current expected credit losses (“CECL”) model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the statement of income and a related allowance for credit losses on the statement of financial condition at the time of origination or purchase of a loan receivable or held-to-maturity debt security. The CECL model requires the use of not only relevant historical experience and current conditions, but also reasonable and supportable forecasts of future events and circumstances, thus incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Adoption of this guidance may cause our allowance for loan losses to change materially, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, including through transactions with counterparties in the financial services industry such as broker/dealers, commercial banks, investment banks and other financial intermediaries. In addition, we participate in loans originated by other financial institutions (including shared national credits) in which other lenders serve as the lead bank. Further, our private banking channel relies on relationships with a number of other financial institutions for referrals. As a result, declines in the financial condition of, or even rumors or questions about, one or more financial institutions, financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions. These problems, losses or defaults could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on third parties to provide key components of our business infrastructure, and a failure of these parties to perform for any reason could disrupt our operations.

Third parties provide key components of our business infrastructure such as loan and account servicing, data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. Further, data or model imprecision, software or other technology malfunctions, programming inaccuracies and similar or other circumstances or events may impair the performance of systems and technology. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business or financial damages from customer businesses, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We could be subject to losses, regulatory action and reputational harm due to fraudulent and negligent acts on the part of loan applicants, our borrowers, our clients, our employees and our vendors.

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

•	an inability to attract funding to support additional growth within acceptable risk tolerances;

•	the limited experience of our management team in working together on certain acquisitions and related integration activities that could be undertaken;

•	the time, expense and difficulty of integrating the operations and personnel and standards, procedures and policies of the combined businesses;

•	an inability to realize expected synergies or returns on investment;

•	potential disruption of our ongoing banking business;

•	an inability to maintain adequate regulatory capital; and

•	a loss of key employees or key customers following an investment or acquisition.

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

New lines of business or new or enhanced products and services may subject us to additional risks.

From time to time, we may develop, grow or acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing, implementing and marketing new lines of business and/or new or enhanced products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new or enhanced product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new or enhanced products or services could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The value of our goodwill and other intangible assets may decline in the future.

In our acquisitions we have generally recognized intangible assets, including customer relationship intangible assets and goodwill, in our consolidated statements of financial condition, but we may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodically reviews the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. Although we have determined that goodwill and other intangible assets were not impaired during 2018, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which could result in a material charge to earnings and would adversely affect our results of operations.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a relationship. In addition, we provide our clients with the ability to bank [and make investment decisions] remotely, including over the internet. The secure transmission of confidential information over the internet is a critical element of remote banking. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs related to protection or remediation and competing time constraints to secure our data in accordance with customer expectations, statutory and regulatory privacy regulations, and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as the intent of criminals, terrorists or foreign governments or their agents with respect to committing cyber-crime. Because of the increasing sophistication of cyber-criminals and terrorists, data breaches could result despite our best efforts. These risks may increase in the future as we continue to increase our internet-based product offerings and expand our internal use of web-based products and applications, and controls employed by our information technology department and our other employees and vendors could prove inadequate to resolve or mitigate these risks.

We could also experience a breach due to intentional or negligent conduct on the part of employees, vendors or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts and the personal and financial information of our customers and employees may become vulnerable to account takeover schemes, identity theft or cyber-fraud. In addition, our customers use their own electronic devices, such as computers, tablets and cellular phones, to do business with us and may provide their information to a third party in connection with obtaining services from such third party. Our ability to assure safety and security is limited in these instances. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as catastrophic events, power anomalies or outages, natural disasters, network failures, viruses and malware.

A breach of our security or the security of any of our third-party vendors that results in unauthorized access to our data, including personal and financial information of our customers, could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, regulatory scrutiny and reputational damage. Maintaining our security measures to seek to protect against the latest types of threats may also create risks associated with implementing new systems and integrating them with existing ones. In addition, our investment management business could be harmed by cyber incidents affecting issuers in which its customers’ assets are invested, and our private banking business could be harmed by such incidents affecting the issuers of marketable securities that secure its loans. Any such breaches of security or cyber incidents could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information comply with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition, results of operations and future prospects.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations as we continue to grow and expand our product and service offerings. Although we are committed to keeping pace with technological advances and to invest in new technology, our competitors may, through the use of new technologies that we have not implemented, whether due to cost or otherwise, be able to offer additional or superior products to those that we will be able to provide, which would put us at a competitive disadvantage. We also may not be able to effectively implement new technology-driven products and services, be successful in marketing such products and services to our customers or replace technologies that are obsolete or out of date with new technologies, which could result in a loss of customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause service interruptions, transaction processing errors and system conversion delays, may cause us to fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may take tax filing positions or follow tax strategies that may be subject to challenge.

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

Our net income may be reduced if a federal, state or local authority assesses charges for taxes that have not been provided for in our consolidated financial statements. Taxing authorities could change applicable tax laws, challenge filing positions or assess taxes and interest charges. If taxing authorities take any of these actions, our business, financial condition, results of operations and future prospects could be adversely affected, perhaps materially.

Risks Relating to Regulations

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could subject us to regulatory action or penalties.

Banking is highly regulated under federal and state law. We are subject to extensive regulation and supervision that governs almost all aspects of our operations. As a registered bank holding company, we are subject to supervision, regulation and examination by the Federal Reserve. As a commercial bank chartered under the laws of Pennsylvania, TriState Capital Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities and the FDIC. Our investment management business is subject to extensive regulation in the United States. Chartwell and Chartwell TSC are subject to federal securities laws, principally the Securities Act of 1933, as amended, the Investment Company Act of 1940, as amended, the Investment Advisers Act of 1940, as amended, and other regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority, Inc., or FINRA, stock exchanges, and applicable state laws. Our investment management business also may be subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Our investment management business also is affected by various regulations governing banks and other financial institutions. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil monetary penalties or damage to our reputation, all of which could adversely affect our business, financial condition, results of operations and future prospects.

The banking agencies have broad enforcement power over bank holding companies and banks, including the authority, among other things, to enjoin “unsafe or unsound” practices, require affirmative action to correct any violation or practice, issue administrative orders that can be judicially enforced, direct increases in capital, direct the sale of subsidiaries or other assets, limit dividends and distributions, restrict growth, assess civil monetary penalties, remove officers and directors and, with respect to banks, terminate a bank’s charter, terminate its deposit insurance or place a bank into conservatorship or receivership.

In addition to the safety and soundness focus, there are significant banking regulations relating to other aspects of our business, including borrower protection and community development. With respect to our community development obligations under the Community Reinvestment Act (the “CRA”), we have an approved CRA strategic plan for the years 2018 through 2020. While we currently believe we will succeed in obtaining approval for our CRA strategic plan commencing in 2021, we cannot guaranty that we will obtain such an approval, in which case we would be subject to the CRA for traditional large banks, which could have material adverse effects on our business, financial of operation, financial condition and future prospects. For additional information, see “Supervision and Regulation-Community Reinvestment Act.”

Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and often impose additional compliance costs. Further, any new laws, rules and regulations, could make compliance more difficult or expensive. Failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, which could have an adverse impact on our business, financial condition, results of operations and future prospects.

The ongoing implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, could require significant management attention and resources and subject us to more stringent regulatory requirements.

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. While a significant number of regulations have already been promulgated to implement the Dodd-Frank Act, many of the details and much of the impact of the Dodd-Frank Act may not be known for lengthy periods. We may be forced to invest significant management attention and resources to make any necessary changes related to the Dodd-Frank Act and regulations promulgated thereunder, which may adversely affect our business, financial condition, results of operations and future prospects. We cannot predict the specific impact and long-term effects the Dodd-Frank Act and the regulations promulgated thereunder will have on our financial performance, the markets in which we operate or the financial industry generally.

Federal and state bank regulators periodically conduct examinations of our business and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Pennsylvania Department of Banking and Securities periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a bank regulatory agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or TriState Capital Bank were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, TriState Capital Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate TriState Capital Bank’s charter or deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The Bank’s FDIC deposit insurance premiums and assessments may increase.

The deposits of TriState Capital Bank are insured by the FDIC up to legal limits and, accordingly, subject the Bank to the payment of FDIC deposit insurance assessments. The Bank’s regular assessments are determined by its risk category, which is based on a combination of its financial ratios and supervisory ratings, and which, among other things, generally demonstrates its regulatory capital levels and level of supervisory concern. Moreover, the FDIC has the unilateral authority to change deposit insurance assessment rates and the manner in which deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. High levels of bank failures since 2007 and increases in the statutory deposit insurance limits have increased costs to the FDIC to resolve bank failures and have put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act, or the CRA, and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the Department of Justice, the CFPB, the Drug Enforcement Administration, the Office of Foreign Assets Control, (“OFAC”), and the Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. To comply with regulations, guidelines and examination procedures in these areas, we have dedicated significant resources to our anti-money laundering program and OFAC compliance. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are a holding company and we depend upon our subsidiaries for liquidity. Applicable laws and regulations, including capital and liquidity requirements, may restrict our ability to transfer funds from our subsidiaries to us or other subsidiaries.

TriState Capital Holdings, Inc., as the parent company, is a separate and distinct legal entity from our banking and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company. For instance, the parent company depends on distributions and other payments from our banking and nonbank subsidiaries to fund all payments on our other obligations, including debt obligations. Our bank and investment management subsidiaries are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. In addition, our bank and investment management subsidiaries are subject to restrictions on their ability to lend to or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. These limitations may hinder our ability to implement our business strategy and enhance shareholder value which, in turn, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Risks Relating to an Investment in our Common Stock and Preferred Stock

Shares of our common stock and preferred stock are not an insured deposit.

Shares of our common stock and our preferred stock are not bank deposits and are not insured or guaranteed by the FDIC or any other government agency. An investment in our common stock or our preferred stock has risks, and you may lose your entire investment.

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

Our preferred stock is thinly traded.

There is only a limited trading volume in our preferred stock due to the small size of the issue and its largely institutional holder base. Significant sales of our preferred stock, or the expectation of these sales, could cause the price of the preferred stock to fall substantially.

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

The market price of our common stock may be highly volatile, which may make it difficult to resell shares of our common stock at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including, without limitation:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

•	changes in economic or business conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve or in laws or regulations affecting us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	public reaction to our press releases, our other public announcements or our filings with the SEC;

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

Actual or anticipated issuances or sales of our common stock in the future could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.

Actual or anticipated issuances or sales of substantial amounts of our common stock could cause the market price of our common stock to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our common stock in the future also would, and the issuance of equity-related securities could, dilute the percentage ownership interest held by shareholders prior to such issuances. We may issue additional equity securities, or debt securities convertible into or exercisable or exchangeable for equity securities, from time to time to raise additional capital, support growth or to make acquisitions. Further, we expect to issue stock options or other stock awards to retain and motivate our employees, executives and directors. These issuances of securities could dilute the voting and economic interests of our existing shareholders, result in a significant decline in the market price of our common stock and make it more difficult for us to raise capital through future sales of equity securities.

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

The rights of holders of our common stock are generally subordinate to the rights of holders of our debt securities and preferred stock and may be subordinate to the rights of holders of any class of preferred stock or any debt securities that we may issue in the future.

Our board of directors has the authority to issue debt securities as well as an aggregate of up to 150,000 shares of preferred stock on the terms it determines without shareholder approval. In 2018, we issued 40,250 shares of our 6.75% Fixed-to-Floating Rate Series A non-Cumulative Perpetual Preferred Stock, or Series A Preferred Stock, in the form of 1,610,000 depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock. We also have issued subordinated debt which as of December 31, 2018, had an outstanding balance of $35.0 million. Any debt or shares of preferred stock that we may issue in the future will be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

We no longer qualify as an “emerging growth company,” and we will be required to comply with certain provisions of the Sarbanes Oxley Act and can no longer take advantage of reduced disclosure requirements available to emerging growth companies.

As of December 31, 2018, we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we were an emerging growth company, we were permitted to take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These included, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. As we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

We have not paid dividends on our common stock and are subject to regulatory restrictions on our ability to pay dividends in the foreseeable future.

We have not paid any dividends on our common stock since inception. Instead, we have utilized our earnings for working capital to support our operations and to finance the growth and development of our business. In addition, we are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. Moreover, because TriState Capital Bank is our most significant asset, our ability to pay dividends to our shareholders depends in large part on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. Even if we decide to pay dividends on our common stock in the future (and we have not made such a decision), we would also have to comply with these regulatory restrictions. Finally, so long as any shares of our Series A Preferred Stock remain outstanding, unless we have paid in full (or declared and set aside funds sufficient for) applicable dividends on the Series A Preferred Stock, we may not declare or pay any dividend on our common stock, other than a dividend payable solely in shares of common stock or in connection with a shareholder rights plan.

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

Certain provisions of our amended and restated articles of incorporation, our bylaws, as amended, and corporate and federal banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•	empower our board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are set by our board of directors;

•	divide our board of directors into four classes serving staggered four-year terms;

•	eliminate cumulative voting in elections of directors;

•	require the request of holders of at least 10% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

•	require at least 60 days’ advance notice of nominations by shareholders for the election of directors and the presentation of shareholder proposals at meetings of shareholders; and

•	require prior regulatory application and approval of any transaction involving control of our organization.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office consists of leased office space located at One Oxford Centre, Suite 2700, 301 Grant Street, Pittsburgh, Pennsylvania. We also lease office space for each of our four representative bank offices in the metropolitan areas of Philadelphia, Pennsylvania; Cleveland, Ohio; Edison, New Jersey; and New York, New York; and we lease office space for Chartwell Investment Partners, LLC in Berwyn, Pennsylvania. The leases for our facilities have terms expiring at dates ranging from 2020 to 2024, although certain of the leases contain options to extend beyond these dates. We believe that our current facilities are adequate for our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the year ended December 31, 2018, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TSC”. On January 31, 2019, there were approximately 164 holders of record of our common stock, listed with our registered agent.

No cash dividends have ever been paid by us on our common stock. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank and Chartwell subsidiaries. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending December 31, 2018, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2013. The performance graph represents past performance and should not be considered to be an indication of future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended December 31, 2018:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1, 2018 - October 31, 2018	60,000	$23.98	60,000	$3,976,530
November 1, 2018 - November 30, 2018	15,604	25.16	15,604	3,584,011
December 1, 2018 - December 31, 2018	18,000	21.74	18,000	3,192,609
Total	93,604	$23.75	93,604	$3,192,609

*
On January 16, 2018, the Company announced that its board of directors had approved a share repurchase program authorizing the Company to repurchase up to $5 million of its common stock from time to time on the open market or in privately negotiated transactions. On October 16, 2018, the Company announced that its board of directors had approved an additional share repurchase program of up to $5 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions, as well as purchases of shares or the options to acquire shares subject to common stock incentive compensation award agreements from officers, directors or employees of the Company. In accordance with that authorization, in addition to the shares purchased as described in the above table, the Company and holders of certain options agreed to cancel options as set forth in the table below. The approximate dollar value of shares that may yet be purchased under the share repurchase program in the above table has been reduced by the amount expended in connection with the option cancellations.

	Total Number of Shares Subject to Canceled Options	Weighted Average Price Paid per Option Canceled
October 1, 2018 - October 31, 2018	—	$—
November 1, 2018 - November 30, 2018	—	—
December 1, 2018 - December 31, 2018	65,446	14.44
Total	65,446	$14.44

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2018, 2017 and 2016, and the selected balance sheet data as of December 31, 2018 and 2017, from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2015 and 2014, and the selected balance sheet data as of December 31, 2016, 2015 and 2014, from our audited consolidated financial statements not included in this Form 10-K. The performance, asset quality and capital ratios are unaudited and derived from the audited financial statements as of and for the years presented. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Period-end balance sheet data:
Cash and cash equivalents	$189,985	$156,153	$103,994	$96,676	$105,710
Total investment securities	466,759	220,552	238,473	225,411	211,893
Loans held-for-investment	5,132,873	4,184,244	3,401,054	2,841,284	2,400,052
Allowance for loan losses	(13,208)	(14,417)	(18,762)	(17,974)	(20,273)
Loans held-for-investment, net	5,119,665	4,169,827	3,382,292	2,823,310	2,379,779
Goodwill and other intangibles, net	67,863	65,358	67,209	50,816	52,374
Other assets	191,383	166,007	138,489	105,958	96,207
Total assets	$6,035,655	$4,777,897	$3,930,457	$3,302,171	$2,845,963

Deposits	$5,050,461	$3,987,611	$3,286,779	$2,689,844	$2,336,953
Borrowings, net	404,166	335,913	239,510	254,308	164,106
Other liabilities	101,674	65,302	52,361	32,042	39,514
Total liabilities	5,556,301	4,388,826	3,578,650	2,976,194	2,540,573
Preferred stock	38,468	—	—	—	—
Common shareholders' equity	440,886	389,071	351,807	325,977	305,390
Total shareholders' equity	479,354	389,071	351,807	325,977	305,390
Total liabilities and shareholders' equity	$6,035,655	$4,777,897	$3,930,457	$3,302,171	$2,845,963

Income statement data:
Interest income	$199,786	$134,295	$98,312	$83,596	$78,085
Interest expense	86,382	42,942	23,499	15,643	12,251
Net interest income	113,404	91,353	74,813	67,953	65,834
Provision (credit) for loan losses	(205)	(623)	838	13	10,159
Net interest income after provision for loan losses	113,609	91,976	73,975	67,940	55,675
Non-interest income:
Investment management fees	37,647	37,100	37,035	29,618	25,062
Net gain (loss) on the sale and call of debt securities	(70)	310	77	33	1,428
Other non-interest income	10,340	9,556	9,396	5,832	5,059
Total non-interest income	47,917	46,966	46,508	35,483	31,549
Non-interest expense:
Intangible amortization expense	1,968	1,851	1,753	1,558	1,299
Change in fair value of acquisition earn out	(218)	—	(3,687)	—	1,614
Other non-interest expense	99,407	89,621	80,728	68,485	61,414
Non-interest expense	101,157	91,472	78,794	70,043	64,327
Income before tax	60,369	47,470	41,689	33,380	22,897
Income tax expense	5,945	9,482	13,048	10,892	6,969
Net income	$54,424	$37,988	$28,641	$22,488	$15,928
Preferred stock dividends on Series A	2,120	—	—	—	—
Net income available to common shareholders	$52,304	$37,988	$28,641	$22,488	$15,928

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Per share and share data:
Earnings per common share:
Basic	$1.90	$1.38	$1.04	$0.81	$0.56
Diluted	$1.81	$1.32	$1.01	$0.80	$0.55
Book value per common share	$15.27	$13.61	$12.38	$11.62	$10.88
Tangible book value per common share (1)	$12.92	$11.32	$10.02	$9.81	$9.02
Common shares outstanding, at end of period	28,878,674	28,591,101	28,415,654	28,056,195	28,060,888
Weighted average common shares outstanding:
Basic	27,583,519	27,550,833	27,593,725	27,771,345	28,628,631
Diluted	28,833,396	28,711,322	28,359,152	28,237,453	29,017,906

Performance ratios:
Return on average assets	1.00%	0.89%	0.81%	0.74%	0.61%
Return on average common equity	12.57%	10.30%	8.48%	7.13%	5.25%
Net interest margin (2)	2.26%	2.25%	2.23%	2.36%	2.62%
Total revenue (1)	$161,391	$138,009	$121,244	$103,403	$95,955
Bank efficiency ratio (1)	53.09%	57.39%	61.17%	62.30%	59.93%
Non-interest expense to average assets	1.93%	2.15%	2.23%	2.32%	2.44%

Asset quality:
Non-performing loans	$2,237	$3,183	$17,790	$16,660	$30,232
Non-performing assets	$5,661	$6,759	$21,968	$18,390	$31,602
Other real estate owned	$3,424	$3,576	$4,178	$1,730	$1,370
Non-performing assets to total assets	0.09%	0.14%	0.56%	0.56%	1.11%
Non-performing loans to total loans	0.04%	0.08%	0.52%	0.59%	1.26%
Allowance for loan losses to loans	0.26%	0.34%	0.55%	0.63%	0.84%
Allowance for loan losses to non-performing loans	590.43%	452.94%	105.46%	107.89%	67.06%
Net charge-offs	$1,004	$3,722	$50	$2,312	$8,882
Net charge-offs to average total loans	0.02%	0.10%	—%	0.09%	0.41%

Capital ratios:
Average equity to average assets	8.49%	8.65%	9.56%	10.43%	11.53%
Tier 1 leverage ratio	7.28%	7.25%	7.90%	9.05%	9.21%
Common equity tier 1 risk-based capital ratio	9.64%	11.14%	11.49%	12.20%	N/A
Tier 1 risk-based capital ratio	10.58%	11.14%	11.49%	12.20%	9.24%
Total risk-based capital ratio	10.86%	11.72%	12.66%	13.88%	11.02%

Investment Management Segment:
Assets under management	$9,189,000	$8,309,000	$8,055,000	$8,005,000	$7,714,000
EBITDA (1)	$6,900	$7,421	$13,208	$8,481	$5,338

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

“Efficiency ratio” is defined as non-interest expense, excluding acquisition related items, where applicable, divided by our total revenue. We believe this measure allows management and investors to better assess our operating expenses in relation to our core operating revenue by removing the volatility that is associated with certain one-time items that are unrelated to our core business, particularly at the Bank.

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

	December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Tangible book value per common share:
Common shareholders' equity	$440,886	$389,071	$351,807	$325,977	$305,390
Less: goodwill and intangible assets	67,863	65,358	67,209	50,816	52,374
Tangible common equity (numerator)	$373,023	$323,713	$284,598	$275,161	$253,016
Common shares outstanding (denominator)	28,878,674	28,591,101	28,415,654	28,056,195	28,060,888
Tangible book value per common share	$12.92	$11.32	$10.02	$9.81	$9.02

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Total revenue:
Net interest income	$113,404	$91,353	$74,813	$67,953	$65,834
Total non-interest income	47,917	46,966	46,508	35,483	31,549
Less: net gain (loss) on the sale and call of debt securities	(70)	310	77	33	1,428
Total revenue	$161,391	$138,009	$121,244	$103,403	$95,955

BANK SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Bank total revenue:
Net interest income	$115,455	$93,380	$76,727	$69,899	$66,841
Total non-interest income	11,042	9,864	9,470	5,873	6,449
Less: net gain (loss) on the sale and call of debt securities	(70)	310	77	33	1,428
Bank total revenue	$126,567	$102,934	$86,120	$75,739	$71,862

Bank efficiency ratio:
Total non-interest expense	$67,190	$59,073	$52,676	$47,186	$43,115
Less: acquisition related items	—	—	—	—	45
Total non-interest expense, as adjusted (numerator)	$67,190	$59,073	$52,676	$47,186	$43,070
Total revenue (denominator)	$126,567	$102,934	$86,120	$75,739	$71,862
Bank efficiency ratio	53.09%	57.39%	61.17%	62.30%	59.93%

INVESTMENT MANAGEMENT SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Investment Management EBITDA:
Net income	$3,851	$4,551	$6,933	$4,368	$2,479
Interest expense	—	—	—	—	—
Income tax expense	579	522	4,357	2,477	1,527
Depreciation expense	502	497	165	78	33
Intangible amortization expense	1,968	1,851	1,753	1,558	1,299
EBITDA	$6,900	$7,421	$13,208	$8,481	$5,338

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to the financial condition and results of operations as of and for the year ended December 31, 2018. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained herein.

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

2018 Compared to 2017 Operating Performance

For the year ended December 31, 2018, our net income available to common shareholders was $52.3 million compared to $38.0 million in 2017, an increase of $14.3 million, or 37.7%. This increase was primarily due to the net impact of (1) a $22.1 million, or 24.1%, increase in our net interest income; (2) a decrease in the credit to provision for loan losses of $418,000; (3) an increase of $951,000, or 2.0%, in non-interest income; (4) an increase of $9.7 million, or 10.6%, in our non-interest expense; (5) a $3.5 million decrease in income taxes; and (6) an increase in preferred stock dividends of $2.1 million.

Our diluted EPS was $1.81 for the year ended December 31, 2018, compared to $1.32 in 2017. The increase in diluted EPS is a result of our continued growth in net income available to common shareholders.

For the year ended December 31, 2018, total revenue increased $23.4 million, or 16.9%, to $161.4 million from $138.0 million in 2017, driven by higher net interest income and swap fees for the Bank, as well as higher investment management fees for Chartwell.

Our net interest margin was 2.26% for the year ended December 31, 2018, as compared to 2.25% in 2017. The increase in net interest margin for the year ended December 31, 2018, was driven by an increase in the yield on loans, largely offset by an increase in the cost of funds.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $37.6 million for the year ended December 31, 2018, as compared to $37.1 million in 2017. The increase was driven by higher assets under management related to the Columbia acquisition and net inflows, partially offset by market depreciation.

For the year ended December 31, 2018, the Bank’s efficiency ratio was 53.09%, as compared to 57.39% in 2017, primarily as a result of growth in total revenue, tempered by the growth in non-interest expense. Our non-interest expense to average assets for the year ended December 31, 2018, was 1.93%, as compared to 2.15% in 2017.

Our return on average assets was 1.00% for the year ended December 31, 2018, as compared to 0.89% in 2017. Our return on average common equity was 12.57% for the year ended December 31, 2018, as compared to 10.30% in 2017. The increase in these ratios is due to continued growth in earnings.

Total assets of $6.04 billion as of December 31, 2018, increased $1.26 billion, or 26.3%, from December 31, 2017. Loans held-for-investment grew by $948.6 million to $5.13 billion as of December 31, 2018, an increase of 22.7% from December 31, 2017, as a result of growth in our commercial and private banking loan portfolios. Total deposits increased $1.06 billion, or 26.7%, to $5.05 billion as of December 31, 2018, from $3.99 billion as of December 31, 2017.

Our ratio of adverse-rated credits to total loans declined to 0.48% at December 31, 2018, from 0.71% at December 31, 2017. Our ratio of allowance for loan losses to loans decreased to 0.26% as of December 31, 2018, from 0.34% as of December 31, 2017, reflecting low non-performing loans and lower levels of provision required for private banking loans.

Our book value per common share increased $1.66, or 12.2%, to $15.27 as of December 31, 2018, from $13.61 as of December 31, 2017, largely as a result of an increase in our net income available to common shareholders, partially offset by the issuance of restricted stock and the purchase of treasury shares during year ended December 31, 2018.

2017 Compared to 2016 Operating Performance

For the year ended December 31, 2017, our net income was $38.0 million compared to $28.6 million in 2016, an increase of $9.3 million, or 32.6%. This increase was primarily due to the net impact of (1) a $16.5 million, or 22.1%, increase in our net interest income due largely to our continued loan growth; (2) a decrease in provision for loan losses of $1.5 million; (3) an increase of $458,000 in non-interest income largely related to higher swap revenue; (4) an increase of $12.7 million in our non-interest expense largely due to a full year of expenses related to the TKG acquisition as well as higher compensation and FDIC insurance expenses; and (5) a $3.6 million decrease in income taxes largely due to the enactment of the Tax Cuts and Jobs Act in December 2017.

Our diluted EPS was $1.32 for the year ended December 31, 2017, compared to $1.01 in 2016. The increase is a result of an increase of $9.3 million, or 32.6%, in our net income in 2017 which included a $2.4 million, or $0.08 per diluted share, one-time tax adjustment as a result of the enactment of the Tax Cuts and Jobs Act in December 2017.

For the year ended December 31, 2017, total revenue increased $16.8 million, or 13.8%, to $138.0 million from $121.2 million in 2016, driven by higher net interest income and swap fees.

Our net interest margin was 2.25% for the year ended December 31, 2017, as compared to 2.23% in 2016. The increase in net interest margin for the year ended December 31, 2017, was driven by an increase in the yield on loans, partially offset by an increase in the cost of funds.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $37.1 million for the year ended December 31, 2017 as compared to $37.0 million in 2016. The increase included a full year of assets under management related to the TKG acquisition, partially offset by the loss of a sub-advisory relationship.

For the year ended December 31, 2017, the Bank’s efficiency ratio was 57.39%, as compared to 61.17% in 2016, primarily as a result of higher total revenue partially offset by higher compensation and FDIC insurance expenses for the Bank during the year ended December 31, 2017. Our non-interest expense to average assets for the year ended December 31, 2017, was 2.15%, as compared to 2.23% in 2016.

Our return on average assets was 0.89% for the year ended December 31, 2017, as compared to 0.81% in 2016. Our return on average common equity was 10.30% for the year ended December 31, 2017, as compared to 8.48% in 2016. The increase in these ratios is due to continued growth in earnings.

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

Adverse-rated credits to total loans declined to 0.71% at December 31, 2017, from 1.25% at December 31, 2016. The allowance for loan losses to loans decreased to 0.34% as of December 31, 2017, from 0.55% as of December 31, 2016. The trend of our allowance for loan losses reflects the change in composition of our loan portfolio over recent years, with a continued decrease in adverse-rated credits and a much larger percentage of the portfolio in loans secured by marketable securities.

Our book value per common share increased $1.23, or 9.9%, to $13.61 as of December 31, 2017, from $12.38 as of December 31, 2016, largely as a result of an increase in our net income, partially offset by the issuance of restricted stock and the purchase of treasury shares during year ended December 31, 2017.

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 70.3%, 66.2% and 61.7% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2018 and 35.0% for 2017 and 2016.

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest income	$199,786	$134,295	$98,312
Fully taxable equivalent adjustment	112	241	264
Interest income adjusted	199,898	134,536	98,576
Less: interest expense	86,382	42,942	23,499
Net interest income adjusted	$113,516	$91,594	$75,077

Yield on earning assets	3.98%	3.30%	2.92%
Cost of interest-bearing liabilities	1.93%	1.18%	0.79%
Net interest spread	2.05%	2.12%	2.13%
Net interest margin (1)	2.26%	2.25%	2.23%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the years ended December 31, 2018, 2017 and 2016. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 21% for 2018 and 35.0% for 2017 and 2016.

	Years Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$188,921	$3,598	1.90%	$126,888	$1,466	1.16%	$110,455	$595	0.54%
Federal funds sold	8,315	156	1.88%	6,923	68	0.98%	6,116	22	0.36%
Debt securities available-for-sale	205,652	6,195	3.01%	144,735	3,122	2.16%	172,428	2,949	1.71%
Debt securities held-to-maturity	90,895	3,399	3.74%	58,635	2,463	4.20%	48,357	1,958	4.05%
Debt securities trading	—	—	—%	188	4	2.13%	—	—	—%
Equity securities	10,517	277	2.63%	8,539	266	3.12%	8,032	285	3.55%
FHLB stock	15,136	924	6.10%	13,286	603	4.54%	10,363	494	4.77%
Total loans	4,500,117	185,349	4.12%	3,711,701	126,544	3.41%	3,014,645	92,273	3.06%
Total interest-earning assets	5,019,553	199,898	3.98%	4,070,895	134,536	3.30%	3,370,396	98,576	2.92%
Other assets	221,467			193,532			161,054
Total assets	$5,241,020			$4,264,427			$3,531,450

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$612,921	$11,440	1.87%	$336,337	$3,706	1.10%	$171,431	$813	0.47%
Money market deposit accounts	2,429,203	45,106	1.86%	1,999,399	22,350	1.12%	1,676,455	11,376	0.68%
Certificates of deposit	1,071,556	21,947	2.05%	967,503	11,429	1.18%	874,615	7,618	0.87%
Borrowings:
FHLB borrowings	325,356	5,555	1.71%	295,315	3,152	1.07%	228,934	1,477	0.65%
Line of credit borrowings	2,568	119	4.63%	2,214	90	4.07%	—	—	—%
Subordinated notes payable, net	34,807	2,215	6.36%	34,605	2,215	6.40%	34,402	2,215	6.44%
Total interest-bearing liabilities	4,476,411	86,382	1.93%	3,635,373	42,942	1.18%	2,985,837	23,499	0.79%
Noninterest-bearing deposits	244,090			210,860			170,573
Other liabilities	75,473			49,279			37,441
Shareholders' equity	445,046			368,915			337,599
Total liabilities and shareholders' equity	$5,241,020			$4,264,427			$3,531,450

Net interest income (1)		$113,516			$91,594			$75,077
Net interest spread			2.05%			2.12%			2.13%
Net interest margin (1)			2.26%			2.25%			2.23%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Years Ended December 31, 2018 and 2017. Net interest income, calculated on a fully taxable equivalent basis, increased $21.9 million, or 23.9%, to $113.5 million for the year ended December 31, 2018, from $91.6 million in 2017. The increase in net interest income for the year ended December 31, 2018, was primarily attributable to a $948.7 million, or 23.3%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $65.4 million, or 48.6%, in interest income, partially offset by an increase of $43.4 million, or 101.2%, in interest expense. Net interest margin increased to 2.26% for the year ended December 31, 2018, as compared to 2.25% in 2017, driven by a higher yield on our loan portfolio, largely offset by the higher cost of deposits and FHLB borrowings.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $788.4 million, or 21.2% and an increase of 71 basis points in yield on our loans. The most significant factor driving the yield on our loan portfolio was the effect of four Federal Reserve’s increases in 2018 to the target federal funds rate on our floating-rate loans, which was partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 68 basis points to 3.98% for the year ended December 31, 2018, as compared to 3.30% in 2017, primarily from the higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 75 basis points in the average rate paid on our average interest-bearing liabilities, as well as an increase of $841.0 million, or 23.1%, in average interest-bearing liabilities for the year ended December 31, 2018, compared to 2017. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and FHLB borrowings, which was driven by the effect of four Federal Reserve’s increases in 2018 to the target federal funds rate on our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $429.8 million in average money market deposit accounts, an increase of $276.6 million in average interest-bearing checking accounts and an increase of $104.1 million in average certificates of deposit.

Net Interest Income for the Years Ended December 31, 2017 and 2016. Net interest income, calculated on a fully taxable equivalent basis, increased $16.5 million, or 22.0%, to $91.6 million for the year ended December 31, 2017, from $75.1 million in 2016. The increase in net interest income for the year ended December 31, 2017, was primarily attributable to a $700.5 million, or 20.8%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $36.0 million, or 36.5%, in interest income, partially offset by an increase of $19.4 million, or 82.7%, in interest expense. Net interest margin increased to 2.25% for the year ended December 31, 2017, as compared to 2.23% in 2016, driven primarily by a higher yield on the loan portfolio, partially offset by higher interest expense associated with the higher volumes and costs of deposits and FHLB borrowings.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $697.1 million, or 23.1% and an increase of 35 basis points in yield on our loans. The most significant factors driving the yield on our loan portfolio was the effect of three Federal Reserve’s increases in 2017 to the target federal funds rate on our floating-rate loans, partially offset by the shift toward lower-risk marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 38 basis points to 3.30% for the year ended December 31, 2017, as compared to 2.92% in 2016, primarily from higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 39 basis points in the average rate paid on our average interest-bearing liabilities, as well as an increase of $649.5 million, or 21.8%, in average interest-bearing liabilities for the year ended December 31, 2017, compared to 2016. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories and FHLB borrowings driven largely by the effect of three Federal Reserve’s increases in 2017 to the target federal funds rate. The increase in average interest-bearing liabilities was driven primarily by an increase of $322.9 million in average money market deposit accounts, an increase of $164.9 million in average interest-bearing checking accounts, an increase of $92.9 million in average certificates of deposit and an increase of $66.4 million in average FHLB borrowings.

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

	Years Ended December 31,
	2018 over 2017
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$1,216	$916	$2,132
Federal funds sold	72	16	88
Debt securities available-for-sale	1,491	1,582	3,073
Debt securities held-to-maturity	(295)	1,231	936
Debt securities trading	—	(4)	(4)
Equity securities	(45)	56	11
FHLB stock	229	92	321
Total loans	29,100	29,705	58,805
Total increase in interest income	31,768	33,594	65,362
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	3,539	4,195	7,734
Money market deposit accounts	17,172	5,584	22,756
Certificates of deposit	9,174	1,344	10,518
Borrowings:
FHLB borrowings	2,054	349	2,403
Line of credit borrowings	14	15	29
Subordinated notes payable, net	(13)	13	—
Total increase in interest expense	31,940	11,500	43,440
Total increase (decrease) in net interest income	$(172)	$22,094	$21,922

(1)
The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Years Ended December 31,
	2017 over 2016
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$771	$100	$871
Federal funds sold	43	3	46
Debt securities available-for-sale	696	(523)	173
Debt securities held-to-maturity	80	425	505
Debt securities trading	—	4	4
Equity securities	(36)	17	(19)
FHLB stock	(23)	132	109
Total loans	11,509	22,762	34,271
Total increase in interest income	13,040	22,920	35,960
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	1,679	1,214	2,893
Money market deposit accounts	8,471	2,503	10,974
Certificates of deposit	2,943	868	3,811
Borrowings:
FHLB borrowings	1,163	512	1,675
Line of credit borrowings	—	90	90
Subordinated notes payable, net	(9)	9	—
Total increase in interest expense	14,247	5,196	19,443
Total increase (decrease) in net interest income	$(1,207)	$17,724	$16,517

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

We recorded a credit to provision for loan losses of $205,000 for the year ended December 31, 2018, compared to a credit to provision for loan losses of $623,000 for the year ended December 31, 2017, and provision for loan losses of $838,000 for the year ended December 31, 2016.

The credit to provision for loan losses for the year ended December 31, 2018, was comprised of recoveries of $1.1 million related to commercial and industrial loans, partially offset by a net increase of $861,000 in general reserves due to growth of the loan portfolio.

The credit to provision for loan losses for the year ended December 31, 2017, was comprised of a net decrease of $130,000 in specific reserves on non-performing loans and recoveries of $580,000 predominately related to commercial and industrial loans, partially offset by a net increase of $87,000 in general reserves.

The provision for loan losses for the year ended December 31, 2016, was comprised of a net increase of $6.9 million in specific reserves primarily on three commercial and industrial non-performing loans, of which $4.3 million was charged-off, partially offset by recoveries of $4.2 million predominately related to commercial real estate loans and an overall improvement in adverse-rated credits.

Non-Interest Income

Non-interest income is an important component of our revenue and is comprised primarily of investment management fees from Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018				Year Ended December 31, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$37,939	$(292)	$37,647	$—	$37,309	$(209)	$37,100
Service charges on deposits	570	—	—	570	399	—	—	399
Net gain (loss) on the sale and call of debt securities	(70)	—	—	(70)	310	—	—	310
Swap fees	7,311	—	—	7,311	5,353	—	—	5,353
Commitment and other loan fees	1,411	—	—	1,411	1,462	—	—	1,462
Bank owned life insurance income	1,716	—	—	1,716	1,778	—	—	1,778
Other income (loss)	104	1	(773)	(668)	562	2	—	564
Total non-interest income	$11,042	$37,940	$(1,065)	$47,917	$9,864	$37,311	$(209)	$46,966

Non-Interest Income for the Years Ended December 31, 2018 and 2017. Our non-interest income was $47.9 million for the year ended December 31, 2018, an increase of $951,000, or 2.0%, from $47.0 million for 2017. This increase was primarily related to increases in swap fees and investment management fees, partially offset by decreases in net gain (loss) on debt securities and other income (loss), as follows:

Investment Management Segment:

•
Investment management fees increased $630,000 for the year ended December 31, 2018, as compared to 2017, which included higher assets under management related to the Columbia acquisition, which closed on April 6, 2018, and net inflows, partially offset by market depreciation. Assets under management were $9.19 billion as of December 31, 2018, an increase of $880.0 million from December 31, 2017. For additional information on assets under management, refer to Item 1, Business - Investment Management Products.

Bank Segment:

•
Swap fees increased $2.0 million for the year ended December 31, 2018, as compared to 2017, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and loan originations.

•	There was a net loss on the sale and call of debt securities of $70,000 for the year ended December 31, 2018, as compared to a net gain of $310,000 for the year ended December 31, 2017.

•	Other income (loss) decreased $458,000 for the year ended December 31, 2018, as compared to 2017, primarily due to lower gain on the sale of OREO and lower unrealized gains on swaps.

Parent and Other

•
Other income (loss) reflected $775,000 of unrealized losses on equity securities for the year ended December 31, 2018, related to our mutual funds invested in short-duration, corporate bonds and mid-cap value equities.

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017				Year Ended December 31, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$37,309	$(209)	$37,100	$—	$37,258	$(223)	$37,035
Service charges on deposits	399	—	—	399	504	—	—	504
Net gain on the sale and call of debt securities	310	—	—	310	77	—	—	77
Swap fees	5,353	—	—	5,353	4,384	—	—	4,384
Commitment and other loan fees	1,462	—	—	1,462	2,029	—	—	2,029
Bank owned life insurance income	1,778	—	—	1,778	1,796	—	—	1,796
Other income	562	2	—	564	680	3	—	683
Total non-interest income	$9,864	$37,311	$(209)	$46,966	$9,470	$37,261	$(223)	$46,508

Non-Interest Income for the Years Ended December 31, 2017 and 2016. Our non-interest income was $47.0 million for the year ended December 31, 2017, an increase of $458,000, or 1.0%, from $46.5 million for 2016, primarily related to increases in swap fees partially offset by the decreases in commitment and other loan fees.

Investment Management Segment:

•
Investment management fees increased $51,000 for the year ended December 31, 2017, as compared to 2016, driven primarily by the additional four months of revenue provided by the operations of The Killen Group, Inc. (“TKG”), which was acquired at the end of April 2016, partially offset by the loss of a sub-advisory relationship in December 2016.

Bank Segment:

•
Swap fees increased $969,000 for the year ended December 31, 2017, as compared to 2016, driven by increases in customer demand for long-term interest rate protection. The level and frequency of income associated with swap transactions can vary materially from period to period, based on customers’ expectations of market conditions and loan originations.

•	Commitment and other loan fees were $567,000 lower for the year ended December 31, 2017, as compared to 2016, driven largely by lower letter of credit fee income.

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

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018				Year Ended December 31, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$41,226	$23,545	$—	$64,771	$36,415	$22,901	$—	$59,316
Premises and occupancy costs	4,444	1,136	—	5,580	3,850	1,160	—	5,010
Professional fees	3,642	1,058	29	4,729	3,199	789	(115)	3,873
FDIC insurance expense	4,543	—	—	4,543	4,238	—	—	4,238
General insurance expense	762	268	—	1,030	738	309	—	1,047
State capital shares tax	1,521	—	—	1,521	1,546	—	—	1,546
Travel and entertainment expense	2,864	952	—	3,816	2,212	906	—	3,118
Data processing expense	1,565	—	—	1,565	582	—	—	582
Charitable contributions	1,028	11	—	1,039	1,027	30	—	1,057
Intangible amortization expense	—	1,968	—	1,968	—	1,851	—	1,851
Change in fair value of acquisition earn out	—	(218)	—	(218)	—	—	—	—
Other operating expenses (1)	5,595	4,790	428	10,813	5,266	4,292	276	9,834
Total non-interest expense	$67,190	$33,510	$457	$101,157	$59,073	$32,238	$161	$91,472
Full-time equivalent employees (2)	189	68	—	257	167	63	—	230

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2018 and 2017. Our non-interest expense for the year ended December 31, 2018, increased $9.7 million, or 10.6%, as compared to 2017, of which $8.1 million relates to the increase in expenses of the Bank segment and $1.3 million relates to the increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
Compensation and employee benefits of the Bank segment for the year ended December 31, 2018, increased by $4.8 million compared to 2017, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•	Premises and occupancy costs for the year ended December 31, 2018, increased by $594,000 compared to 2017, primarily due to continued improvements to our infrastructure.

•	Professional fees for the year ended December 31, 2018, increased by $443,000 compared to 2017, due to general growth in the business.

•	FDIC insurance expense for the year ended December 31, 2018, increased by $305,000 compared to 2017, due to the increase in the Bank’s assets.

•
Travel and entertainment expense for the year ended December 31, 2018, increased by $652,000 compared to 2017, primarily due to a higher level of officer and relationship manager business development activity consistent with our continued growth.

•	Data processing expense for the year ended December 31, 2018, increased by $983,000 compared to 2017. In 2017, we received certain one-time credits related to certain technology applications.

•
Other operating expenses for the year ended December 31, 2018, increased by $329,000 compared to 2017, primarily due to higher costs of $337,000 related to information services associated with our private banking loans and higher provision for unfunded commitments of $184,000, partially offset by lower marketing expenses of $298,000.

Investment Management Segment:

•	Chartwell’s compensation and employee benefits costs for the year ended December 31, 2018, increased by $644,000 compared to 2017, primarily driven by normal increases in compensation expenses.

•	Professional fees for the year ended December 31, 2018, increased by $269,000 compared to 2017, which included costs related to the Columbia acquisition and general growth in the business.

•
There was a decrease in the fair value of the Columbia acquisition earn out of $218,000 for the year ended December 31, 2018, based on management’s final determination of the annualized run-rate revenue of Columbia at December 31, 2018. For additional information, refer to Note 2, Business Combination, to our consolidated financial statements.

•	Other operating expenses for the year ended December 31, 2018, increased by $498,000 compared to 2017, primarily due to higher investment research fees.

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017				Year Ended December 31, 2016
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$36,415	$22,901	$—	$59,316	$32,247	$22,275	$—	$54,522
Premises and occupancy costs	3,850	1,160	—	5,010	3,859	1,006	—	4,865
Professional fees	3,199	789	(115)	3,873	2,928	1,053	(131)	3,850
FDIC insurance expense	4,238	—	—	4,238	3,058	—	—	3,058
General insurance expense	738	309	—	1,047	745	292	—	1,037
State capital shares tax	1,546	—	—	1,546	1,394	—	—	1,394
Travel and entertainment expense	2,212	906	—	3,118	2,233	829	—	3,062
Data processing expense	582	—	—	582	1,153	—	—	1,153
Charitable contributions	1,027	30	—	1,057	957	39	—	996
Intangible amortization expense	—	1,851	—	1,851	—	1,753	—	1,753
Change in fair value of acquisition earn out	—	—	—	—	—	(3,687)	—	(3,687)
Other operating expenses (1)	5,266	4,292	276	9,834	4,102	2,411	278	6,791
Total non-interest expense	$59,073	$32,238	$161	$91,472	$52,676	$25,971	$147	$78,794
Full-time equivalent employees (2)	167	63	—	230	156	68	—	224

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2017 and 2016. Our non-interest expense for the year ended December 31, 2017, increased $12.7 million, or 16.1%, as compared to 2016, of which $6.4 million relates to the increase in expenses of the Bank segment and $6.3 million relates to the increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are described below.

Bank Segment:

•
Compensation and employee benefits of the Bank segment for the year ended December 31, 2017, increased by $4.2 million compared to 2016, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
FDIC insurance expense for the year ended December 31, 2017, increased by $1.2 million compared to 2016, due to a change in the FDIC assessment methodology effective in the third quarter of 2016, and the increase in the Bank’s assets.

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

Investment Management Segment:

•
There was a decrease in the fair value of the TKG acquisition earn out of $3.7 million for the year ended December 31, 2016, based on management’s final determination of the annualized run-rate EBITDA of TKG at December 31, 2016.

•
Excluding the earnout adjustment, Chartwell’s non-interest expenses for the year ended December 31, 2017, increased by $2.6 million compared to 2016, primarily due to four months of additional expenses contributed by the operations of TKG, which was acquired at the end of April 2016.

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

Income Taxes for the Years Ended December 31, 2018 and 2017. For the year ended December 31, 2018, we recognized income tax expense of $5.9 million, or 9.8% of income before tax, as compared to income tax expense of $9.5 million, or 20.0% of income before tax, for 2017. Our effective tax rate for the year ended December 31, 2018, decreased to 9.8% as compared to the prior year largely due to the decrease in the statutory federal income tax rate from 35% to 21% and additional tax credit investments made in the year ended December 31, 2018.

Income Taxes for the Years Ended December 31, 2017 and 2016. For the year ended December 31, 2017, we recognized income tax expense of $9.5 million, or 20.0% of income before tax, as compared to income tax expense of $13.0 million, or 31.3% of income before tax, for 2016. In December 2017, H.R.1 (“Tax Cuts and Jobs Act”) was signed into law, which lowered the maximum corporate tax rate from 35% to 21%. Due to this enactment, income tax provision for the year ended December 31, 2017, was impacted by a $2.4 million one-time benefit on the re-measurement of the Company’s deferred tax liability. The adjustment was largely related to the acceleration of an incentive compensation deduction for tax purposes and favorable depreciation treatment associated with renewable energy credits.

Financial Condition

Our total assets as of December 31, 2018, were $6.04 billion, an increase of $1.26 billion, or 26.3%, from December 31, 2017, driven primarily by growth in our loan and investment portfolios. As of December 31, 2018, our loan portfolio was $5.13 billion, an increase of $948.6 million, or 22.7%, from $4.18 billion, as of December 31, 2017. Total investment securities increased $246.2 million, or 111.6%, to $466.8 million, as of December 31, 2018, from $220.6 million as of December 31, 2017, largely as a result of securities purchases made to continue to strengthen the balance sheet and liquidity of the Bank. Cash and cash equivalents increased $33.8 million to $190.0 million as of December 31, 2018, from $156.2 million as of December 31, 2017. As of December 31, 2018, our total deposits were $5.05 billion, an increase of $1.06 billion, or 26.7%, from December 31, 2017, and were primarily used to fund loan growth. Net borrowings increased $68.3 million, or 20.3%, to $404.2 million as of December 31, 2018, compared to $335.9 million as of December 31, 2017. Our shareholders’ equity increased $90.3 million to $479.4 million as of December 31, 2018, compared to $389.1 million as of December 31, 2017. This increase was primarily the result of the issuance of $38.5 million in preferred stock, $54.4 million in net income, the impact of $8.2 million in stock-based compensation and $1.7 million in proceeds from the stock option exercises, partially offset by the purchase of $6.8 million in treasury stock, a decrease of $3.1 million in other accumulated comprehensive income (loss) and preferred stock dividends declared of $2.1 million.

Our total assets as of December 31, 2017, totaled $4.78 billion, an increase of $847.4 million, or 21.6%, from December 31, 2016, which was primarily driven by growth in our loan portfolio. Our loan portfolio increased $783.2 million, or 23.0%, to $4.18 billion, as of December 31, 2017, from $3.40 billion, as of December 31, 2016. Total investment securities decreased $17.9 million, or 7.5%, to $220.6 million, as of December 31, 2017, from $238.5 million, as of December 31, 2016, as a result of the net activity of calls, sales, maturities and purchases of certain securities. Cash and cash equivalents increased $52.2 million, to $156.2 million, as of December 31, 2017, from $104.0 million, as of December 31, 2016. As of December 31, 2017, our total deposits of $3.99 billion increased $700.8 million, or 21.3%, from December 31, 2016, which was used to fund loan growth. Net borrowings increased $96.4 million, or 40.3%, to $335.9 million as of December 31, 2017, compared to $239.5 million as of December 31, 2016. Our shareholders’ equity increased $37.3 million to $389.1 million as of December 31, 2017, compared to $351.8 million as of December 31, 2016. This increase was primarily the result of $38.0 million in net income, the impact of $5.9 million in stock-based compensation and $1.7 million in stock option exercises, partially offset by the purchase of $8.7 million in treasury stock.

Loans

Our loan portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans, and real estate loans secured by commercial properties.

The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Private banking loans	$2,869,543	$2,265,737	$1,735,928	$1,344,864	$989,302
Middle-market banking loans:
Commercial and industrial	785,320	667,684	587,423	634,232	677,493
Commercial real estate	1,478,010	1,250,823	1,077,703	862,188	733,257
Total middle-market banking loans	2,263,330	1,918,507	1,665,126	1,496,420	1,410,750
Loans held-for-investment	$5,132,873	$4,184,244	$3,401,054	$2,841,284	$2,400,052

Loans held-for-investment. Loans held-for-investment increased by $948.6 million, or 22.7%, to $5.13 billion as of December 31, 2018, as compared to December 31, 2017. Our growth for the year ended December 31, 2018, was comprised of an increase in private banking loans of $603.8 million, or 26.6%; an increase in commercial real estate loans of $227.2 million, or 18.2%; and an increase in commercial and industrial loans of $117.6 million, or 17.6%.

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

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel (which operates on a national basis), including referral relationships with financial intermediaries. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that are secured by cash, marketable securities, cash value life insurance, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of December 31, 2018, private banking loans were approximately $2.87 billion, or 55.9% of loans held-for-investment, of which $2.77 billion, or 96.7%, were secured by cash, marketable securities or cash value life insurance. As of December 31, 2017, private banking loans were approximately $2.27 billion, or 54.1% of loans held-for-investment, of which $2.14 billion, or 94.6%, were secured by cash, marketable securities or cash value life insurance. Our private banking lines of credit are typically due on demand. The growth in these loans is expected to increase, as a result of our continued focus on this portion of our private banking business. We believe we have strong competitive advantages in this line of business given our proprietary technology and distribution channels. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of loans secured by cash, marketable securities or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

	December 31,
(Dollars in thousands)	2018	2017	2016
Private banking loans:
Secured by cash, marketable securities or cash value life insurance	$2,774,800	$2,142,384	$1,584,373
Secured by real estate	69,766	93,169	110,476
Other	24,977	30,184	41,079
Total private banking loans	$2,869,543	$2,265,737	$1,735,928

As of December 31, 2018, there were $2.75 billion of total private banking loans with a floating interest rate and $122.6 million with a fixed interest rate, as compared to $2.15 billion and $111.8 million, respectively, as of December 31, 2017.

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

As of December 31, 2018, our commercial and industrial loans comprised $785.3 million, or 15.3% of loans held-for-investment, as compared to $667.7 million, or 16.0%, as of December 31, 2017. As of December 31, 2018, there were $645.5 million of total commercial and industrial loans with a floating interest rate and $139.8 million with a fixed interest rate, as compared to $576.5 million and $91.2 million, respectively, as of December 31, 2017.

Middle-Market Banking: Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes, including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property, are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $183.7 million and $144.7 million of owner-occupied commercial real estate loans as of December 31, 2018 and December 31, 2017, respectively.

Commercial real estate loans as of December 31, 2018, totaled $1.48 billion, or 28.8% of loans held-for-investment, as compared to $1.25 billion, or 29.9%, as of December 31, 2017. As of December 31, 2018, $1.34 billion of total commercial real estate loans had a floating interest rate and $137.5 million had a fixed interest rate, as compared to $1.07 billion and $178.1 million, respectively, as of December 31, 2017.

Loan Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed and adjustable rates in each maturity range as of the date indicated.

	December 31, 2018
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Loan maturity:
Private banking	$2,708,695	$69,288	$91,560	$2,869,543
Commercial and industrial	172,294	426,928	186,098	785,320
Commercial real estate	261,883	626,114	590,013	1,478,010
Loans held-for-investment	$3,142,872	$1,122,330	$867,671	$5,132,873

Interest rate sensitivity:
Fixed interest rates	$143,979	$119,460	$136,419	$399,858
Floating or adjustable interest rates	2,998,893	1,002,870	731,252	4,733,015
Loans held-for-investment	$3,142,872	$1,122,330	$867,671	$5,132,873

(1)	The loans outstanding reflected in the One Year or Less category in the table above include $2.67 billion of loans that are due on demand with no stated maturity.

Large Credit Relationships

We originate and maintain large credit relationships with numerous customers in the ordinary course of our business. We have established a preferred limit on loans that is significantly lower than our legal lending limit of approximately $65.7 million as of December 31, 2018. Our present preferred lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made based on the strength of the underlying credit and sponsor, type and composition of the credit exposure, collateral support, structure of the credit facilities as well as the presence of other potential positive credit factors. Additionally, we review this along with other aspects of our credit policy which can change from time to time. As of December 31, 2018, our average commercial loan size was approximately $3.7 million and average private banking loan size was approximately $468,000.

The following table summarizes the aggregate committed and outstanding balances of our larger credit relationships as of December 31, 2018 and December 31, 2017.

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Number of Relationships	Commitment (based on availability)	Outstanding Balance	Number of Relationships	Commitment (based on availability)	Outstanding Balance
Large credit relationships:
>$25 million	6	$211,908	$192,083	3	$92,564	$49,090
>$20 million to $25 million	13	$297,174	$217,061	6	$141,739	$102,330
>$15 million to $20 million	22	$389,673	$259,635	13	$237,189	$166,483
>$10 million to $15 million	65	$832,005	$569,071	38	$476,370	$375,529

Approximately $817.1 million and $478.5 million of commitments to large credit relationships were secured by cash, marketable securities or cash value life insurance as of December 31, 2018 and December 31, 2017, respectively.

Loan Pricing

We generally extend variable-rate loans on which the interest rate fluctuations are based upon a predetermined indicator, such as the LIBOR or United States prime rate. Our use of variable-rate loans is designed to mitigate our interest rate risk to the extent that the rates that we charge on our variable-rate loans will rise or fall in tandem with rates that we must pay to acquire deposits and vice versa. As of December 31, 2018, approximately 92.2% of our loans had a floating rate.

Interest Reserve Loans

As of December 31, 2018, loans with interest reserves totaled $255.4 million, which represented 5.0% of loans held-for-investment, as compared to $205.1 million, or 4.9%, as of December 31, 2017, largely attributable to growth in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Refer to Note 1, Summary of Significant Accounting Policies and Note 6, Allowance for Loan Losses, for more details on the Company’s allowance for loan losses.

The following table summarizes the allowance for loan losses, as of the dates indicated:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
General reserves	$12,771	$11,910	$11,823	$13,429	$14,690
Specific reserves	437	2,507	6,939	4,545	5,583
Total allowance for loan losses	$13,208	$14,417	$18,762	$17,974	$20,273
Allowance for loan losses to loans	0.26%	0.34%	0.55%	0.63%	0.84%

As of December 31, 2018, we had specific reserves totaling $437,000 related to impaired loans with an aggregated total outstanding balance of $2.2 million. As of December 31, 2017, we had specific reserves totaling $2.5 million related to impaired loans with an aggregated total outstanding balance of $3.2 million. All loans with specific reserves were on non-accrual status as of December 31, 2018 and December 31, 2017.

The following tables summarize allowance for loan losses and the percentage of loans by loan category, as of the dates indicated:

	December 31,
	2018		2017		2016		2015		2014
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,942	55.9%	$1,577	54.1%	$1,424	51.0%	$1,566	47.3%	$2,017	41.2%
Commercial and industrial	5,764	15.3%	8,043	16.0%	12,326	17.3%	11,064	22.4%	13,501	28.2%
Commercial real estate	5,502	28.8%	4,797	29.9%	5,012	31.7%	5,344	30.3%	4,755	30.6%
Total allowance for loan losses	$13,208	100.0%	$14,417	100.0%	$18,762	100.0%	$17,974	100.0%	$20,273	100.0%

Allowance for Loan Losses as of December 31, 2018 and 2017. Our allowance for loan losses was $13.2 million, or 0.26% of loans, as of December 31, 2018, as compared to $14.4 million, or 0.34% of loans, as of December 31, 2017, which reflects the change in composition of our loan portfolio over the past year, with a higher percentage of the portfolio in private banking loans secured by marketable securities, and also a decline in our adverse-rated credits. Our allowance for loan losses related to private banking loans increased $365,000 to $1.9 million as of December 31, 2018, as compared to $1.6 million as of December 31, 2017, which was attributable to higher general reserves due to growth in this portfolio and higher specific reserves on non-performing loans. Our allowance for loan losses related to commercial and industrial loans decreased $2.3 million to $5.8 million as of December 31, 2018, as compared to $8.0 million as of December 31, 2017, which was largely attributable to decreased specific reserves related to a charge-off. Our allowance for loan losses related to commercial real estate loans increased $705,000 to $5.5 million as of December 31, 2018, as compared to $4.8 million as of December 31, 2017, which was attributable to higher general reserves primarily due to growth in this portfolio.

Allowance for Loan Losses as of December 31, 2017 and 2016. Our allowance for loan losses was $14.4 million, or 0.34% of loans, as of December 31, 2017, as compared to $18.8 million, or 0.55% of loans, as of December 31, 2016, which reflects the change in composition of our loan portfolio over the past year with a higher percentage of the portfolio in private banking loans secured by marketable securities and also a decline in our adverse-rated credits. Our allowance for loan losses related to private banking loans increased $153,000 to $1.6 million as of December 31, 2017, as compared to $1.4 million as of December 31, 2016, which was attributable to growth in this portfolio partially offset by lower specific reserves related to paydowns on non-performing loans. Our allowance for loan losses related to commercial and industrial loans decreased $4.3 million to $8.0 million as of December 31, 2017, as compared to $12.3 million as of December 31, 2016, which was largely attributable to charge-offs. Our allowance for loan losses related to commercial real estate loans decreased $215,000 to $4.8 million as of December 31, 2017, as compared to $5.0 million as of December 31, 2016, primarily due to the overall strong credit quality of this portfolio partially offset by loan growth.

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

The following table provides an analysis of the allowance for loan losses and charge-offs, recoveries and provision for loan losses for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Beginning balance	$14,417	$18,762	$17,974	$20,273	$18,996
Charge-offs:
Private banking	—	—	—	—	—
Commercial and industrial	(2,068)	(4,302)	(4,258)	(3,353)	(9,521)
Commercial real estate	—	—	—	—	—
Total charge-offs	(2,068)	(4,302)	(4,258)	(3,353)	(9,521)
Recoveries:
Private banking	—	—	—	13	94
Commercial and industrial	1,064	575	797	1,028	545
Commercial real estate	—	5	3,411	—	—
Total recoveries	1,064	580	4,208	1,041	639
Net charge-offs	(1,004)	(3,722)	(50)	(2,312)	(8,882)
Provision (credit) for loan losses	(205)	(623)	838	13	10,159
Ending balance	$13,208	$14,417	$18,762	$17,974	$20,273

Net loan charge-offs to average total loans	0.02%	0.10%	—%	0.09%	0.41%
Provision (credit) for loan losses to average total loans	—%	(0.02)%	0.03%	—%	0.47%

Non-Performing Assets

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and including in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of December 31, 2018, 2017 and 2016, and there was no interest income recognized on loans while on non-accrual status for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, non-performing loans were $2.2 million, or 0.04% of total loans, compared to $3.2 million, or 0.08%, and $17.8 million, or 0.52%, as of December 31, 2017 and 2016, respectively. We had specific reserves of $437,000, $2.5 million and $6.9 million as of December 31, 2018, 2017 and 2016, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 74.3%, 18.4% and 40.5% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of December 31, 2018, 2017 and 2016, respectively.

For additional information on our non-performing loans as of December 31, 2018, 2017 and 2016, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

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

We had non-performing assets of $5.7 million, or 0.09% of total assets, as of December 31, 2018, as compared to $6.8 million, or 0.14% of total assets, as of December 31, 2017. The decrease in non-performing assets was due to $3.1 million in charge-offs and paydowns on non-performing loans, partially offset by the addition of a new non-performing loan of $2.0 million. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2018, we had OREO properties totaling $3.4 million as compared to $3.6 million as of December 31, 2017.

We had non-performing assets of $6.8 million, or 0.14% of total assets, as of December 31, 2017, as compared to $22.0 million, or 0.56% of total assets, as of December 31, 2016. The decrease in non-performing assets was the result of $15.2 million in reductions to non-performing loans including a loan which was restructured and returned to performing status as well as charge-offs, paydowns and sales of OREO in 2017. This decrease was considered within the assessment of the determination of the allowance for loan losses. As of December 31, 2017, we had OREO properties totaling $3.6 million as compared to $4.2 million as of December 31, 2016. During the year ended December 31, 2017, a property was sold from OREO for $597,000.

The following table summarizes our non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Non-performing loans:
Private banking	$2,237	$368	$517	$1,948	$2,069
Commercial and industrial	—	2,815	17,273	11,800	24,665
Commercial real estate	—	—	—	2,912	3,498
Total non-performing loans	2,237	3,183	17,790	16,660	30,232
Other real estate owned	3,424	3,576	4,178	1,730	1,370
Total non-performing assets	$5,661	$6,759	$21,968	$18,390	$31,602

Non-performing troubled debt restructured loans	$237	$3,183	$17,273	$12,894	$14,107
Performing troubled debt restructured loans	$—	$3,371	$471	$510	$528
Non-performing loans to total loans	0.04%	0.08%	0.52%	0.59%	1.26%
Allowance for loan losses to non-performing loans	590.43%	452.94%	105.46%	107.89%	67.06%
Non-performing assets to total assets	0.09%	0.14%	0.56%	0.56%	1.11%

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

For additional information on the age analysis of past due loans segregated by class of loan for December 31, 2018 and 2017, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

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

Loan risk ratings are assigned based on the creditworthiness of the borrower and the quality of the collateral for loans secured by marketable securities. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are believed to have a lower risk of loss than loans that are risk rated as special mention, substandard or doubtful, which are believed to have an increasing risk of loss. Our internal risk ratings are consistent with regulatory guidance. We also monitor the loan portfolio through a formal periodic review process. All non-pass rated loans are reviewed monthly and higher risk-rated loans within the pass category are reviewed three times a year.

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for December 31, 2018 and 2017, refer to Note 6, Allowance for Loan Losses, to our consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting liquidity management and interest rate risk management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities, equity securities and, from time to time, debt securities held for trading purposes. Also included in our investment securities is Federal Home Loan Bank Stock. For additional information on FHLB stock, refer to Note 4, Federal Home Loan Bank Stock, to our consolidated financial statements. Debt securities purchased with the intent to sell under trading activity and equity securities are recorded at fair value and changes to fair value are recognized in non-interest income in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of December 31, 2018 and December 31, 2017, we reported debt securities in available-for-sale and held-to-maturity categories as well as equity securities. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. Quarterly, we validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, securities classified as available-for-sale are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

We perform a quarterly review of our investment securities to identify those that may indicate other-than-temporary impairment (“OTTI”). Our policy for OTTI is based upon a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the investment security’s ability to recover any decline in its estimated fair value and, for debt securities, whether we intend to sell the security or if it is more likely than not that we will be required to sell the security prior to its recovery. If the financial markets experience deterioration, charges to income could occur in future periods as a result of OTTI determinations.

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage and loan obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities portfolio consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as certain securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of December 31, 2018, was approximately 2.2, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $233.3 million and $138.9 million in debt securities available-for-sale as of December 31, 2018 and December 31, 2017, respectively. The increase of $94.4 million was primarily attributable to purchases of $155.6 million made to strengthen the liquidity of the balance sheet, net of repayments, including calls and maturities, of $25.7 million and sales of $31.3 million, of certain securities during the year ended December 31, 2018.

On a fair value basis, 31.4% of our available-for-sale debt securities as of December 31, 2018, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2017, floating-rate securities comprised 52.2% of our available-for-sale debt securities.

On a fair value basis, 27.9% of our available-for-sale debt securities as of December 31, 2018, were U.S. agency securities, which tend to have a lower risk profile, than certain corporate bonds, single-issuer trust preferred securities and non-agency collateralized loan obligations, which comprised the remainder of the portfolio. As of December 31, 2017, agency securities comprised 41.6% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $196.1 million and $59.3 million in debt securities held-to-maturity as of December 31, 2018 and December 31, 2017, respectively. The increase of $136.9 million was primarily attributable to purchases of $144.1 million made to strengthen the liquidity of the balance sheet, net of calls and maturities of $7.2 million, of certain securities during the year ended December 31, 2018. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of December 31, 2018.

Trading Debt Securities. We held no trading debt securities as of December 31, 2018 and December 31, 2017. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. treasury notes with maturities up to ten years.

Equity Securities. Equity securities consists of mutual funds investing in short-duration, corporate bonds and mid-cap value equities. Our investment in these securities was $12.7 million and $8.6 million as of December 31, 2018 and December 31, 2017, respectively.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Total debt securities available-for-sale	138,147	1,078	375	138,850
Debt securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total debt securities held-to-maturity	59,275	910	44	60,141
Total debt securities	$197,422	$1,988	$419	$198,991

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$53,902	$164	$21	$54,045
Trust preferred securities	17,711	159	72	17,798
Non-agency mortgage-backed securities	5,750	14	—	5,764
Non-agency collateralized loan obligations	16,234	—	54	16,180
Agency collateralized mortgage obligations	44,051	49	279	43,821
Agency mortgage-backed securities	24,107	240	198	24,149
Agency debentures	4,760	23	—	4,783
Total debt securities available-for-sale	166,515	649	624	166,540
Debt securities held-to-maturity:
Corporate bonds	28,693	596	30	29,259
Municipal bonds	25,247	88	96	25,239
Total debt securities held-to-maturity	53,940	684	126	54,498
Total debt securities	$220,455	$1,333	$750	$221,038

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of December 31, 2018, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	December 31, 2018
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$17,120	2.31%	$113,097	3.31%	$20,846	3.49%	$—	—%	$151,063	3.22%
Trust preferred securities	—	—%	—	—%	8,825	4.31%	8,024	4.61%	16,849	4.46%
Non-agency collateralized loan obligation	—	—%	—	—%	—	—%	390	4.76%	390	4.76%
Agency collateralized mortgage obligations	—	—%	691	2.80%	—	—%	33,027	2.79%	33,718	2.79%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	21,264	2.85%	21,264	2.85%
Agency debentures	—	—%	—	—%	—	—%	10,012	3.18%	10,012	3.18%
Total debt securities available-for-sale	17,120		113,788		29,671		72,717		233,296
Weighted average yield		2.31%		3.30%		3.73%		3.08%		3.22%
Debt securities held-to-maturity:
Corporate bonds	—	—%	—	—%	27,515	5.33%	—	—%	27,515	5.33%
Agency debentures	—	—%	39,978	3.35%	70,328	3.89%	31,707	4.09%	142,013	3.78%
Municipal bonds	2,129	1.60%	12,441	2.19%	8,343	2.29%	—	—%	22,913	2.17%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	4,382	3.59%	4,382	3.59%
Total debt securities held-to-maturity	2,129		52,419		106,186		36,089		196,823
Weighted average yield		1.60%		3.07%		4.14%		4.02%		3.80%
Total debt securities	$19,249		$166,207		$135,857		$108,806		$430,119
Weighted average yield		2.23%		3.23%		4.04%		3.39%		3.48%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and low all-in cost deposit channels without operating through a traditional branch network. We market liquidity and treasury management products to middle-market commercial clients as well as other deposit products to high-net-worth individuals, family offices, trust companies, wealth management firms, municipalities, endowments and foundations, broker/dealers, futures commission merchants and other financial institutions. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth.

As of December 31, 2018, we consider approximately 87% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® service and reciprocal demand deposits placed through ICS®. As of December 31, 2018, the Bank had CDARS® and ICS® reciprocal deposits totaling $565.3 million, which are classified as non-brokered deposits as a result of recent legislation. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. As of December 31, 2018, brokered deposits were approximately 13% of total deposits. For additional information on our deposits, refer to Note 9, Deposits, to our consolidated financial statements.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018		2017		2016
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$612,921	1.87%	$336,337	1.10%	$171,431	0.47%
Money market deposit accounts	2,429,203	1.86%	1,999,399	1.12%	1,676,455	0.68%
Certificates of deposit	1,071,556	2.05%	967,503	1.18%	874,615	0.87%
Total average interest-bearing deposits	4,113,680	1.91%	3,303,239	1.13%	2,722,501	0.73%
Noninterest-bearing deposits	244,090	—	210,860	—	170,573	—
Total average deposits	$4,357,770	1.80%	$3,514,099	1.07%	$2,893,074	0.68%

Average Deposits for the Years Ended December 31, 2018 and 2017. For the year ended December 31, 2018, our average total deposits were $4.36 billion, representing an increase of $843.7 million, or 24.0%, from 2017. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 78 basis points to 1.91% for the year ended December 31, 2018, from 1.13% in 2017, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 59.1% of total average interest-bearing deposits for the year ended December 31, 2018, from 60.5% in 2017. Average certificates of deposit decreased to 26.0% of total average interest-bearing deposits for the year ended December 31, 2018, compared to 29.3% in 2017. Average interest-bearing checking accounts increased to 14.9% of total average interest-bearing deposits for the year ended December 31, 2018, compared to 10.2% in 2017. Average noninterest-bearing deposits increased $33.2 million, or 15.8%, for the year ended December 31, 2018, from 2017, and the average cost of total deposits increased 73 basis points to 1.80% for the year ended December 31, 2018, from 1.07% for the year ended December 31, 2017.

Average Deposits for the Years Ended December 31, 2017 and 2016. For the year ended December 31, 2017, our average total deposits were $3.51 billion, representing an increase of $621.0 million, or 21.5%, from 2016. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 40 basis points to 1.13% for the year ended December 31, 2017, from 0.73% in 2016, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 60.5% of total average interest-bearing deposits for the year ended December 31, 2017, from 61.6% in 2016. Average certificates of deposit decreased to 29.3% of total average interest-bearing deposits for the year ended December 31, 2017, compared to 32.1% in 2016. Average interest-bearing checking accounts increased to 10.2% of total average interest-bearing deposits for the year ended December 31, 2017, compared to 6.3% in 2016. Average noninterest-bearing deposits increased $40.3 million, or 23.6%, for the year ended December 31, 2017, from 2016, and the average cost of total deposits increased 39 basis points to 1.07% for the year ended December 31, 2017, from 0.68% for the year ended December 31, 2016.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of the date indicated.

December 31,
(Dollars in thousands)	2018
Months to maturity:
Three months or less	$332,643
Over three to six months	224,785
Over six to 12 months	208,285
Over 12 months	184,361
Total	$950,074

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

The following table presents certain information with respect to our outstanding borrowings, as of the following dates.

	December 31, 2018					December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Spot Rate	Maximum Balance at Any Month End	Average Balance During Year	Maximum Original Term	Amount	Weighted Average Spot Rate	Maximum Balance at Any Month End	Average Balance During Year	Maximum Original Term
FHLB borrowings	$365,000	2.61%	$565,000	$325,356	12 months	$295,000	1.60%	$470,000	$295,315	3 months
Line of credit borrowings	4,250	5.47%	6,200	2,568	12 months	6,200	4.56%	6,200	2,214	12 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$404,250	2.91%	$606,200	$362,924		$336,200	2.09%	$511,200	$332,529

	December 31, 2016
(Dollars in thousands)	Amount	Weighted Average Spot Rate	Maximum Balance at Any Month End	Average Balance During Year	Maximum Original Term
FHLB borrowings	$205,000	0.81%	$330,000	$228,934	15 months
Line of credit borrowings	—	—%	—	—
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$240,000	1.53%	$365,000	$263,934

In June 2016, the Company entered into a three-year cash flow hedge transaction to establish the interest rate paid on $100.0 million of the FHLB borrowings at an effective rate of 0.83% plus the difference between the 3-month FHLB advance rate and 3-month LIBOR. In January 2018, the Company entered into a three-year cash flow hedge transaction to establish the interest rate paid on $50.0 million of the FHLB borrowings at an effective rate of 2.21% plus the difference between the 3-month FHLB advance rate and 3-month LIBOR. For additional information on cash flow hedges, refer to Note 17, Derivatives and Hedging Activity, to our consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of December 31, 2018, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of December 31, 2018, our primary liquidity needs at the parent company level were the semi-annual interest payments on the subordinated notes payable, the quarterly dividend on our preferred stock, interest payments on other borrowings, our share repurchase programs and the earn out liability associated with the Columbia acquisition. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the year ended December 31, 2018, the parent company paid $1.3 million related to the Columbia acquisition, $7.8 million related to our share repurchase programs (including stock option cancellations), $2.2 million related to interest payments on our subordinated notes and other borrowings, and $2.1 million related to our preferred stock dividend. During the year ended December 31, 2017, the parent company paid $2.1 million related to interest payments on subordinated notes and $8.7 million related to our share repurchase programs. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of December 31, 2018. In addition, the holding company maintains an unsecured line of credit of $30.0 million with Texas Capital Bank, of which $25.8 million was available as of December 31, 2018.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. Our ALCO, which includes members of executive management, has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, well capitalized regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. The ALCO is designated as the body responsible for the monitoring and implementation of these policies. The ALCO reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, certain unpledged debt and equity securities, loan repayments (scheduled and unscheduled), and future earnings. Sources of liability liquidity include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to reciprocal CDARS® and ICS® deposits and brokered deposits, and the ability to raise debt and equity. Customer deposits, which are an important source of liquidity, depend on the confidence of customers in us. Deposits are supported by our capital position and, up to applicable limits, the protection provided by FDIC insurance.

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position, including a liquidity gap, which measures potential sources and uses of funds over future periods. We have established policy guidelines for a variety of liquidity-related performance metrics, such as net loans to deposits, brokered funding composition, cash to total loans and duration of certificates of deposit, among others, all of which are utilized in measuring and managing our liquidity position. The ALCO also performs contingency funding and capital stress analyses at least annually to determine our ability to meet potential liquidity and capital needs under various stress scenarios.

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 83.7%, 83.5% and 83.6% as of December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had available liquidity of $963.4 million, or 16.0% of total assets. These sources consisted of available cash and cash equivalents totaling $97.7 million, or 1.6% of total assets, certain unpledged investment securities of $389.0 million, or 6.4% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $476.7 million, or 7.9% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

	December 31,
(Dollars in thousands)	2018	2017	2016
Available cash	$97,703	$91,060	$64,816
Certain unpledged debt and equity securities	389,010	143,499	169,830
Net borrowing capacity	476,686	535,907	509,906
Total liquidity	$963,399	$770,466	$744,552

For the year ended December 31, 2018, we generated $82.7 million in cash from operating activities, compared to $38.2 million in 2017. This change in cash flow was primarily the result of an increase in net income of $16.4 million for the year ended December 31, 2018, a net federal income tax refund of $6.5 million and changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $1.21 billion for the year ended December 31, 2018, as compared to a net cash outflow of $776.1 million in 2017. The outflows for the year ended December 31, 2018, were primarily due $956.7 million in net loan growth and $305.0 million for the purchase of investment securities, partially offset by proceeds from the sale, principal repayments and maturities of investments securities of $64.1 million. The outflows for the year ended December 31, 2017, were primarily due to $793.8 million in net loan growth and the purchase of investment securities of $38.9 million, partially offset by proceeds from the sale, principal repayments and maturities of investments securities of $61.1 million.

Financing activities resulted in a net inflow of $1.16 billion for the year ended December 31, 2018, compared to a net inflow of $790.0 million in 2017, primarily as a result of the net growth in deposits of $1.06 billion, an increase of $70.0 million in FHLB advances and the net proceeds from the issuance of preferred stock of $38.5 million, partially offset by payments of $7.8 million for share repurchase programs (including stock option cancellations) for the year ended December 31, 2018, compared to net growth of $700.8 million in deposits and an increase in FHLB advances of $90.0 million, partially offset by payments of $8.7 million for share repurchase programs for the year ended December 31, 2017.

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

Shareholders’ Equity. Shareholders’ equity increased to $479.4 million as of December 31, 2018, compared to $389.1 million as of December 31, 2017. The $90.3 million increase during the year ended December 31, 2018, was primarily attributable to the issuance of $38.5 million in preferred stock, net income of $54.4 million, the impact of $8.2 million in stock-based compensation and $1.7 million in proceeds from stock options exercised, partially offset by the purchase of $6.8 million in treasury stock, preferred stock dividends declared of $2.1 million, $945,000 in cancellation of stock options and a decrease of $3.1 million in accumulated other comprehensive income (loss).

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

Regulatory Capital. As of December 31, 2018 and 2017, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reached 2.5% on January 1, 2019). As of December 31, 2018 and December 31, 2017, the capital conservation buffer was 1.875% and 1.25%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	December 31, 2018
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$3,657,092	$111,177	$50,000	$—	$3,818,269
Certificates of deposit	992,468	239,724	—	—	1,232,192
Borrowings outstanding	404,250	—	—	—	404,250
Interest payments on certificates of deposit and borrowings	25,134	9,838	2,907	—	37,879
Operating leases	2,629	4,017	1,493	320	8,459
Commitments for low income housing and historic tax credits	14,379	8,205	3,312	225	26,121
Commitments for small business investment companies	3,859	—	—	—	3,859
Preferred dividends declared (1)	679	—	—	—	679
Acquisition earn out liability	2,920	—	—	—	2,920
Total contractual obligations	$5,103,410	$372,961	$57,712	$545	$5,534,628

(1)	On January 17, 2019, the Company’s board of directors declared a dividend payable. For more information, refer to Note 24, Subsequent Event, to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Loan commitments are recorded on our financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by cash, marketable securities, cash value life insurance or residential properties, and commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments fund or fully fund. Often customers only draw on a portion of their available credit. We have the liquidity available to fund all unused loan commitments.

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

	December 31, 2018
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$2,970,736	$329,292	$138,103	$40,859	$3,478,990
Standby letters of credit	24,190	29,478	6,363	—	60,031
Total off-balance sheet arrangements	$2,994,926	$358,770	$144,466	$40,859	$3,539,021

(1)
The off-balance sheet amounts reflected in the One Year or Less category in the table above include $2.66 billion in unused loan commitments and $2.0 million in standby letters of credit that are due on demand with no stated maturity.

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

The following NII simulation and EVE metrics were calculated using rate shocks that represent immediate rate changes that move all market rates by the same amount instantaneously. The variance percentages represent the change between the NII simulation and EVE calculated under the particular rate scenario versus the NII simulation and EVE calculated assuming market rates as of the dates indicated.

	December 31, 2018		December 31, 2017
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$26,950	22.28%	$24,558	23.27%
+200	$18,056	14.93%	$16,380	15.52%
+100	$9,399	7.77%	$8,166	7.74%
–100	$(9,712)	(8.03)%	$(8,928)	(8.46)%
–200	$(22,079)	(18.25)%	N/A	N/A

Economic value of equity:
+300	$(19,782)	(4.09)%	$(971)	(0.25)%
+200	$(12,468)	(2.58)%	$43	0.01%
+100	$(3,526)	(0.73)%	$55	0.01%
–100	$(505)	(0.10)%	$(391)	(0.10)%
–200	$(1,380)	(0.29)%	N/A	N/A

Given the current and projected short-term interest rate environment, we will continue to manage an asset sensitive interest rate risk position when it comes to net interest income. Given the longer term nature of the EVE analysis and with longer term interest rates being less certain, we will continue to manage a near neutral interest rate risk position when it comes to economic value of equity.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	December 31, 2018
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$183,625	$—	$—	$—	$—	$—	$—	$183,625
Federal funds sold	5,993	—	—	—	—	—	—	5,993
Total investment securities	127,249	61,532	46,204	140,789	58,970	38,274	(6,259)	466,759
Total loans	4,796,866	40,477	63,499	144,800	53,842	27,453	5,936	5,132,873
Other assets	—	—	—	—	—	—	246,405	246,405
Total assets	$5,113,733	$102,009	$109,703	$285,589	$112,812	$65,727	$246,082	$6,035,655

Liabilities:
Transaction deposits	$3,286,824	$108,500	$3,500	$111,177	$50,000	$—	$258,268	$3,818,269
Certificates of deposit	428,861	313,447	250,160	239,724	—	—	—	1,232,192
Borrowings, net	219,250	100,000	35,000	50,000	—	—	(84)	404,166
Other liabilities	—	—	—	—	—	—	101,674	101,674
Total liabilities	3,934,935	521,947	288,660	400,901	50,000	—	359,858	5,556,301

Equity	—	—	—	—	—	—	479,354	479,354
Total liabilities and equity	$3,934,935	$521,947	$288,660	$400,901	$50,000	$—	$839,212	$6,035,655

Interest rate sensitivity gap	$1,178,798	$(419,938)	$(178,957)	$(115,312)	$62,812	$65,727	$(593,130)
Cumulative interest rate sensitivity gap	$1,178,798	$758,860	$579,903	$464,591	$527,403	$593,130
Cumulative interest rate sensitive assets to rate sensitive liabilities	130.0%	117.0%	112.2%	109.0%	110.1%	111.4%	108.6%
Cumulative gap to total assets	19.5%	12.6%	9.6%	7.7%	8.7%	9.8%
The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 112.2% as of December 31, 2018, as compared to 113.7% as of December 31, 2017.

In June 2016, the Company entered into a cash flow hedge transaction to fix the interest rate on $100.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $100.0 million of borrowings from the less than 90 days re-pricing category to the 91 to 180 days re-pricing category. In January 2018, the Company entered into a cash flow hedge transaction to fix the interest rate on $50.0 million of the Company’s borrowings for a period of three years. This transaction has the effect on our gap analysis of moving $50.0 million of borrowings from the less than 90 days re-pricing category to the one to three years re-pricing category. For additional information on cash flow hedges, refer to Note 17, Derivatives and Hedging Activity, to our consolidated financial statements.

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

Certain accounting policies are based inherently to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views the following accounting policies and estimates as critical accounting policies: investment securities, allowance for loan losses, goodwill and other intangible assets, income taxes, and fair value measurement.

Investment Securities. The Company’s investments are classified as either: (1) held-to-maturity, which are debt securities that the Company intends to hold until maturity and are reported at amortized cost; (2) trading, which are debt securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in non-interest income; (3) available-for-sale, which are debt securities not classified as either held-to-maturity or trading securities and reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), on an after-tax basis; or (4) equity securities, which are reported at fair value, with unrealized gains and losses included in non-interest income.

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded to interest income on investments over the estimated life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements, and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income and the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan portfolio as of December 31, 2018 and 2017. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In estimating probable loan loss of general reserves management considers numerous factors, including historical charge-offs and subsequent recoveries. Management also considers qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, and the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve.

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

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of these assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as trade name, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 25 years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

Fair value must be recorded for certain assets and liabilities every reporting period on a recurring basis or, under certain circumstances, on a non-recurring basis.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part II, Item 7, of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TriState Capital Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of TriState Capital Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Pittsburgh, Pennsylvania
February 19, 2019

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2018	December 31, 2017
ASSETS

Cash	$367	$380
Interest-earning deposits with other institutions	183,625	140,975
Federal funds sold	5,993	14,798
Cash and cash equivalents	189,985	156,153
Debt securities available-for-sale, at fair value	233,296	138,850
Debt securities held-to-maturity, at cost	196,131	59,275
Equity securities, at fair value	12,661	8,635
Federal Home Loan Bank stock	24,671	13,792
Total investment securities	466,759	220,552
Loans held-for-investment	5,132,873	4,184,244
Allowance for loan losses	(13,208)	(14,417)
Loans held-for-investment, net	5,119,665	4,169,827
Accrued interest receivable	20,702	13,519
Investment management fees receivable, net	7,299	7,720
Goodwill and other intangibles, net	67,863	65,358
Office properties and equipment, net	5,126	4,885
Bank owned life insurance	68,309	66,593
Prepaid expenses and other assets	89,947	73,290
Total assets	$6,035,655	$4,777,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$5,050,461	$3,987,611
Borrowings, net	404,166	335,913
Accrued interest payable on deposits and borrowings	5,204	2,499
Deferred tax liability, net	3,513	4,152
Acquisition earn out liability	2,920	—
Other accrued expenses and other liabilities	90,037	58,651
Total liabilities	5,556,301	4,388,826

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A shares issued and outstanding - 40,250 and 0, respectively	38,468	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 30,893,584 and 30,342,471, respectively; Shares outstanding - 28,878,674 and 28,591,101, respectively	293,355	289,507
Additional paid-in capital	15,364	10,290
Retained earnings	164,009	111,732
Accumulated other comprehensive income (loss), net	(1,331)	1,246
Treasury stock (2,014,910 and 1,751,370 shares, respectively)	(30,511)	(23,704)
Total shareholders’ equity	479,354	389,071
Total liabilities and shareholders’ equity	$6,035,655	$4,777,897

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016

Interest income:
Loans	$185,349	$126,544	$92,252
Investments	10,683	6,217	5,443
Interest-earning deposits	3,754	1,534	617
Total interest income	199,786	134,295	98,312
Interest expense:
Deposits	78,493	37,485	19,807
Borrowings	7,889	5,457	3,692
Total interest expense	86,382	42,942	23,499
Net interest income	113,404	91,353	74,813
Provision (credit) for loan losses	(205)	(623)	838
Net interest income after provision for loan losses	113,609	91,976	73,975
Non-interest income:
Investment management fees	37,647	37,100	37,035
Service charges on deposits	570	399	504
Net gain (loss) on the sale and call of debt securities	(70)	310	77
Swap fees	7,311	5,353	4,384
Commitment and other loan fees	1,411	1,462	2,029
Bank owned life insurance income	1,716	1,778	1,796
Other income (loss)	(668)	564	683
Total non-interest income	47,917	46,966	46,508
Non-interest expense:
Compensation and employee benefits	64,771	59,316	54,522
Premises and occupancy costs	5,580	5,010	4,865
Professional fees	4,729	3,873	3,850
FDIC insurance expense	4,543	4,238	3,058
General insurance expense	1,030	1,047	1,037
State capital shares tax	1,521	1,546	1,394
Travel and entertainment expense	3,816	3,118	3,062
Data processing expense	1,565	582	1,153
Charitable contributions	1,039	1,057	996
Intangible amortization expense	1,968	1,851	1,753
Change in fair value of acquisition earn out	(218)	—	(3,687)
Other operating expenses	10,813	9,834	6,791
Total non-interest expense	101,157	91,472	78,794
Income before tax	60,369	47,470	41,689
Income tax expense	5,945	9,482	13,048
Net income	$54,424	$37,988	$28,641
Preferred stock dividends on Series A	2,120	—	—
Net income available to common shareholders	$52,304	$37,988	$28,641

Earnings per common share:
Basic	$1.90	$1.38	$1.04
Diluted	$1.81	$1.32	$1.01

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016

Net income	$54,424	$37,988	$28,641

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities, net of tax expense (benefit) of $(901), $387 and $674, respectively	(2,913)	655	1,166

Reclassification adjustment for losses (gains) included in net income on investment securities, net of tax benefit (expense) of $17, $(109) and $(11), respectively	53	(186)	(20)

Unrealized holding gains on derivatives, net of tax expense of $254, $107 and $650, respectively	773	180	1,100

Reclassification adjustment for losses (gains) included in net income on derivatives, net of tax benefit (expense) of $(330), $(138) and $16, respectively	(1,050)	(233)	27

Other comprehensive income (loss)	(3,137)	416	2,273

Total comprehensive income	$51,287	$38,404	$30,914

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2015	$—	$281,412	$10,809	$45,103	$(1,443)	$(9,904)	$325,977
Net income	—	—	—	28,641	—	—	28,641
Other comprehensive income	—	—	—	—	2,273	—	2,273
Exercise of stock options	—	4,068	(1,394)	—	—	—	2,674
Purchase of treasury stock	—	—	—	—	—	(5,125)	(5,125)
Cancellation of stock options	—	—	(6,200)	—	—	—	(6,200)
Stock-based compensation	—	—	3,567	—	—	—	3,567
Balance, December 31, 2016	$—	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807
Net income	—	—	—	37,988	—	—	37,988
Other comprehensive income	—	—	—	—	416	—	416
Exercise of stock options	—	4,027	(2,364)	—	—	—	1,663
Purchase of treasury stock	—	—	—	—	—	(8,675)	(8,675)
Stock-based compensation	—	—	5,872	—	—	—	5,872
Balance, December 31, 2017	$—	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071
Net income	—	—	—	54,424	—	—	54,424
Impact of adoption of ASU 2014-09 (see Note 1)	—	—	—	533	—	—	533
Reclassification for equity securities under ASU 2016-01 (see Note 1)	—	—	—	(286)	286	—	—
Reclassification for certain income tax effects under ASU 2018-02 (see Note 1)	—	—	—	(274)	274	—	—
Other comprehensive loss	—	—	—	—	(3,137)	—	(3,137)
Issuance of preferred stock (net of offering costs of $1,782)	38,468	—	—	—	—	—	38,468
Preferred stock dividend	—	—	—	(2,120)	—	—	(2,120)
Exercise of stock options	—	3,848	(2,181)	—	—	—	1,667
Purchase of treasury stock	—	—	—	—	—	(6,807)	(6,807)
Cancellation of stock options	—	—	(945)	—	—	—	(945)
Stock-based compensation	—	—	8,200	—	—	—	8,200
Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$54,424	$37,988	$28,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	3,509	3,366	3,077
Amortization of deferred financing costs	203	203	202
Provision (credit) for loan losses	(205)	(623)	838
Net gain on the sale of loans	(19)	(17)	—
Stock-based compensation expense	8,200	5,872	3,567
Net loss (gain) on the sale or call of debt securities available-for-sale	73	(295)	(31)
Net gain on the call of debt securities held-to-maturity	(3)	(15)	(46)
Unrealized loss from equity securities	775	—	—
Income from debt securities trading	—	(48)	—
Purchase of debt securities trading	—	(9,802)	—
Proceeds from the sale of debt securities trading	—	9,850	—
Net amortization of premiums and discounts on debt securities	606	919	883
Decrease (increase) in investment management fees receivable, net	421	29	(646)
Increase in accrued interest receivable	(7,183)	(3,905)	(2,558)
Increase in accrued interest payable	2,705	632	105
Bank owned life insurance income	(1,716)	(1,778)	(1,796)
Change in fair value of acquisition earn out	(218)	—	(3,687)
Increase (decrease) in income taxes payable	(9)	166	(95)
Decrease (increase) in prepaid income taxes	8,369	(10,222)	(5,438)
Deferred tax provision	234	11,110	3,675
Increase (decrease) in accounts payable and other accrued expenses	9,566	(1,508)	3,661
Cash received for allowance for leasehold improvements	—	—	1,050
Other, net	2,966	(3,709)	(1,293)
Net cash provided by operating activities	82,698	38,213	30,109
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(155,632)	(30,204)	(27,211)
Purchase of debt securities held-to-maturity	(144,127)	(8,467)	(9,250)
Purchase of equity securities	(5,224)	(266)	(284)
Proceeds from the sale of debt securities available-for-sale	31,306	2,527	4,691
Principal repayments and maturities of debt securities available-for-sale	25,652	55,621	17,333
Principal repayments and maturities of debt securities held-to-maturity	7,176	3,000	2,500
Purchase of bank owned life insurance	—	—	(3,000)
Investment in low income housing and historic tax credits	(4,834)	(5,502)	(1,625)
Investment in small business investment companies	(736)	(1,405)	—
Net redemption (purchase) of Federal Home Loan Bank stock	(10,879)	(4,151)	161
Net increase in loans	(956,706)	(793,762)	(564,634)
Proceeds from loan sales	7,092	6,867	1,196
Proceeds from the sale of other real estate owned	—	597	1,080
Additions to office properties and equipment	(1,782)	(929)	(2,937)
Acquisition, net of cash	(1,335)	—	(14,095)
Net cash used in investing activities	(1,210,029)	(776,074)	(596,075)
Cash flows from financing activities:
Net increase in deposit accounts	1,062,850	700,832	596,935
Net increase (decrease) in Federal Home Loan Bank advances	70,000	90,000	(15,000)
Net increase (decrease) in line of credit advances	(1,950)	6,200	—
Net proceeds from issuance of preferred stock	38,468	—	—
Net proceeds from exercise of stock options	1,667	1,663	2,674
Cancellation of stock options	(945)	—	(6,200)
Purchase of treasury stock	(6,807)	(8,675)	(5,125)
Dividends paid on preferred stock	(2,120)	—	—
Net cash provided by financing activities	1,161,163	790,020	573,284
Net change in cash and cash equivalents during the period	33,832	52,159	7,318
Cash and cash equivalents at beginning of the period	156,153	103,994	96,676
Cash and cash equivalents at end of the period	$189,985	$156,153	$103,994

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest expense	$83,474	$42,107	$23,192
Income taxes	$(4,331)	$7,266	$14,823
Acquisition of non-cash assets and liabilities:
Assets acquired	$—	$—	$1,038
Liabilities assumed	$—	$—	$1,402
Other non-cash activity:
Loan foreclosures and repossessions	$—	$—	$3,618
Contingent consideration	$2,920	$—	$—

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan losses, valuation of goodwill and other intangible assets and their evaluation for impairment, and deferred income taxes and its related recoverability, each of which is discussed later in this section.

CONSOLIDATION
Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly owned subsidiary, Meadowood Asset Management, LLC (established in 2011 to hold and manage the foreclosed properties for the Bank), after elimination of inter-company accounts and transactions. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying consolidated financial statements, have been included.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, interest-earning deposits with other institutions, federal funds sold, and short-term investments that have an original maturity of 90 days or less.

BUSINESS COMBINATIONS
The Company accounts for business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value as of the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price, which includes an initial measurement of any contingent earn out, and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill. A change in the initial estimate of any contingent earn out amounts is recorded to non-interest expense in the consolidated statements of income.

For additional detail regarding goodwill and other intangible assets, see Note 2.

INVESTMENT SECURITIES
The Company’s investments are classified as either: (1) held-to-maturity, which are debt securities that the Company intends to hold until maturity and are reported at amortized cost; (2) trading, which are debt securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in non-interest income; (3) available-for-sale, which are debt securities not classified as either held-to-maturity or trading securities and reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), on an after-tax basis; or (4) equity securities, which are reported at fair value, with unrealized gains and losses included in non-interest income.

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded to interest income on investments over the estimated life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements, and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more-likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income and the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis.

For additional detail regarding investment securities, see Note 3.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of December 31, 2018 and 2017. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

For additional detail regarding Federal Home Loan Bank stock, see Note 4.

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

The Company considers a loan to be a troubled debt restructuring (“TDR”) when there is a concession made to a financially troubled borrower without adequate consideration provided to the Company. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed on non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to the original contractual terms will be achieved, as well as the borrower’s historical payment performance. A loan is designated and reported as a TDR until such loan is either paid off or sold, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement.

The recognition of interest income on a loan is discontinued when, in management’s opinion, it is probable the borrower is unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first, at which time the loan is placed on non-accrual status. All accrued and unpaid interest on such loans is then reversed. The interest ultimately collected is applied to reduce principal if there is doubt about the collectability of principal. If a borrower brings a loan current for which accrued interest has been reversed, then the recognition of interest income on the loan is resumed once the loan has been current for a period of six consecutive months or greater.

The Company is a party to financial instruments with off-balance sheet risk, such as commitments to extend credit, in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses (i.e., loans due upon demand) and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the unfunded commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management’s credit evaluation of the borrower.

For additional detail regarding loans, see Note 5.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan portfolio as of December 31, 2018 and 2017. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In estimating probable loan loss of general reserves management considers numerous factors, including historical charge-offs and subsequent recoveries. Management also considers qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, and the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve.

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

For additional detail regarding allowance for loan losses, see Note 6.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was $322,000 of bad debt expense associated with a single relationship recorded for the year ended December 31, 2017, which was charged off. There was no bad debt expense recorded for the years ended December 31, 2018 and 2016. There was no allowance for uncollectible accounts recorded as of December 31, 2018 and 2017.

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

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company would assess whether the carrying value of these assets exceeds its fair value, an impairment loss would be recorded in an amount equal to any such excess and these assets would be reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as trade name, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 25 years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

For additional detail regarding goodwill and other intangible assets, see Note 7.

OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Estimated useful lives are dependent upon the nature and condition of the asset and range from three to 10 years. Repairs and maintenance are charged to expense as incurred, while improvements that extend the useful life are capitalized and depreciated to non-interest expense over the estimated remaining life of the asset. When the Bank receives an allowance for improvements to be made to one of its leased offices, we record the allowance as a deferred liability and recognize it as a reduction to rent expense over the life of the related lease.

For additional detail regarding office properties and equipment, see Note 8.

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

For additional detail regarding deposits, see Note 9.

BORROWINGS
The Company records FHLB advances, line of credit borrowings and subordinated notes payable at their principal amount net of debt issuance costs. Interest expense is recognized based on the coupon rate of the obligations. Costs associated with the acquisition of subordinated notes payable are amortized to interest expense over the expected term of the borrowing.

For additional detail regarding borrowings, see Note 10.

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

For additional detail regarding income taxes, see Note 11.

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

For additional detail regarding earnings per common share, see Note 15.

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

For additional detail regarding stock-based compensation, see Note 16.

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

For additional detail regarding derivatives and hedging activities, see Note 17.

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

Fair value must be recorded for certain assets and liabilities every reporting period on a recurring basis or, under certain circumstances, on a non-recurring basis.

For additional detail regarding fair value measurement, see Note 18.

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

Income tax effects in accumulated other comprehensive income are released as investments are sold or matured and as liabilities are extinguished.

For additional detail regarding accumulated other comprehensive income (loss), see Note 19.

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

RECENT ACCOUNTING DEVELOPMENTS
In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2018-16, which adds the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR”) as a benchmark interest rate for hedge accounting purposes. Entities that have not yet adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, must adopt ASU 2018-16 concurrent with ASU 2017-12, which is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period, if an entity has already adopted ASU 2017-12. The adoption of this standard on January 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. Retrospective adoption is required except for the following changes, which are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption: (1) changes in unrealized gains and losses included in other comprehensive income for Level 3 instruments; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements; and (3) the narrative description of measurement uncertainty. Early adoption is permitted. An entity may early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which more closely aligns the accounting for employee and nonemployee share-based payments. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this standard on January 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line item as the hedged item. The standard also provides new alternatives for: applying hedge accounting to additional hedging strategies; measuring the hedged item in fair value hedges of interest rate risk; reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and reducing the risk of material error correction if a company applies the shortcut method inappropriately. This standard is effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2018. The adoption of this standard on January 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which shortens the premium amortization period for purchased non-contingently callable debt securities. Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing on the underlying securities. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. The adoption of this standard on January 1, 2019, did not have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The changes are effective for public business entities that are SEC filers for annual and interim periods in fiscal years beginning after December 15, 2019. Management created a formal working group, consisting of key stakeholders from finance, risk and credit, to govern the implementation of this standard. We are in the process of designing current expected credit loss estimation methodologies and collecting data to be able to comply with this standard. We have engaged a third party software provider to assist during our design and implementation phase. The Company is currently evaluating the impact this standard will have on our results of operations, financial position and related disclosure.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, among other things, requires lessees to recognize most leases on the balance sheet and disclose key information about leasing arrangements. This will result in an increase to a company’s reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, “Leases”. This standard is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for annual and interim periods in fiscal years beginning after December 15, 2018. This standard provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company’s operating leases primarily relate to our six office spaces and other office equipment. We have completed our assessment of this standard and based on our current leases, we will be recognizing a lease liability and related right-of-use asset on our balance sheet, with no impact on our income statement compared to the current lease accounting model. The Company adopted this standard on January 1, 2019, and has elected to apply it as of the beginning of the period of adoption.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. This standard is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2017. The Company was impacted by two main provisions of this standard as follows. First, this standard requires a public entity to use the exit price notion to measure fair value of financial instruments for disclosure purposes. Accordingly, the Company refined the calculation used to determine the disclosed fair value of loans held-for-investment as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures. Second, this standard requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. This standard requires a cumulative effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income. The Company adopted this standard on January 1, 2018, which resulted in a cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $286,000, which is reflected in the Consolidated Statements of Changes in Shareholders’ Equity in the period of adoption.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This standard implements a common approach that clarifies the principles for recognizing revenue. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard establishes a five-step model that entities must follow to recognize revenue. This update is effective for annual periods and interim periods in fiscal years beginning after December 15, 2017, for public business entities. A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. The Company completed its assessment of revenue streams and associated incremental costs of contracts affected by the standard. The Company’s adoption of this standard did not change the method in which we recognize revenue. This standard also requires that certain incremental costs incurred to acquire some of our investment management contracts be capitalized and deferred over the estimated life of the contract. The adoption of this standard altered the timing, measurement and recognition of these costs in the income statement. The Company adopted this standard on January 1, 2018, utilizing the modified retrospective approach with a cumulative positive adjustment to retained earnings of $533,000.

The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, derivatives and investment securities, as these activities are subject to other aspects of GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our consolidated statements of income as components of non-interest income, are as follows:

•
Investment management fees - this represents monthly fees due from investment management customers as consideration for managing the customers’ assets. Revenue is recognized when our performance obligation is completed each month.

•
Service charges on deposits - this represents general service fees for monthly account maintenance and activity-based or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Commitment and other loan fees - this represents letters of credit fees and unused loan commitment fees. Revenue is recognized upon the issuance or renewal of a letter of credit and monthly for unused commitment fees.

Other non-interest income primarily includes items such as income on swap fees, BOLI, gains on sale of loans, and other miscellaneous items, which are not subject to the requirements of ASC Topic 606, and no modification to these items was required under this standard.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] BUSINESS COMBINATION

On April 6, 2018, TriState Capital Holdings, Inc., through its wholly owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of investment management contracts, select personnel and related assets from Columbia Partners, L.L.C. Investment Management (“Columbia”), totaling approximately $1.07 billion in assets under management (the “Columbia acquisition”). Under the terms of the agreement with Columbia, investment management contracts were acquired for a purchase price consisting of $1.3 million paid in cash at closing based on a multiple of run-rate revenue, plus an earn out. The earn out, which is limited to $3.8 million under the terms of the agreement, will be calculated based on a multiple of run-rate revenue at December 31, 2018. The earn out was estimated at closing to be approximately $3.1 million. The foregoing summary of the agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement.

The following table summarizes total consideration at closing and assets acquired in the Columbia acquisition as of April 6, 2018:

(Dollars in thousands)	Columbia Acquisition
Consideration paid:
Cash	$1,335
Estimated earn out, at closing	3,138
Fair value of total consideration, at closing	$4,473

Intangible assets acquired	1,537
Goodwill	2,936
Total net assets purchased	$4,473

During the year ended December 31, 2018, the fair value of the estimated acquisition earn out was decreased by $218,000 based on management’s final determination of Columbia’s annualized run-rate revenue at December 31, 2018. This adjustment to the earn out was credited to non-interest expense during the year ended December 31, 2018. The remaining acquisition earn out liability was $2.9 million as of December 31, 2018.

In connection with the Columbia acquisition, total acquisition-related transaction costs incurred by TriState Capital were not significant. Since the acquisition, the operations acquired in the Columbia acquisition contributed revenues of $1.6 million and approximate earnings of $107,000, which were included in the consolidated statement of income for the year ended December 31, 2018.

Goodwill is not amortized for book purposes, but is deductible for tax purposes. The following table shows the amount of other intangible assets acquired through the Columbia acquisition as of April 6, 2018, by class and estimated useful life.

(Dollars in thousands)	Gross Amount	Weighted Average Estimated Useful Life (months)
Client Relationships:
Sub-advisory client list	115	132
Separate managed accounts client list	1,365	108
Non-compete agreements	57	48
Total finite-lived intangibles	$1,537	108

The following table presents unaudited pro forma financial information, which combines the historical consolidated statements of income of the Company and the contracts acquired from Columbia to give effect to the acquisition as if it had occurred on January 1, 2017, for the periods indicated.

	Pro Forma
	Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017
Total revenue	$161,997	$140,806
Net income available to common shareholders	$52,401	$38,601

Earnings per common share:
Basic	$1.90	$1.40
Diluted	$1.82	$1.34

Total revenue is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of debt securities. Pro forma adjustments include intangible amortization expense and income tax expense.

[3] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Total debt securities available-for-sale	138,147	1,078	375	138,850
Debt securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total debt securities held-to-maturity	59,275	910	44	60,141
Total debt securities	$197,422	$1,988	$419	$198,991

Interest income on investment securities was as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Taxable interest income	$9,062	$4,896	$4,213
Non-taxable interest income	420	452	452
Dividend income	1,201	869	778
Total interest income on investments	$10,683	$6,217	$5,443

As of December 31, 2018, the contractual maturities of the debt securities were:

	December 31, 2018
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,187	$17,120	$2,130	$2,129
Due from one to five years	114,241	113,788	52,385	52,419
Due from five to ten years	31,215	29,671	105,720	106,186
Due after ten years	73,654	72,717	35,896	36,089
Total debt securities	$236,297	$233,296	$196,131	$196,823

The $72.7 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of December 31, 2018, included $44.8 million, or 61.7%, that are floating-rate securities. The $105.7 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of December 31, 2018, included $20.8 million that have call provisions within the next four years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related realized gains and losses were:

	Available-for-Sale			Held-to-Maturity
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2018	2017	2016
Proceeds from sales	$31,306	$2,527	$4,691	$—	$—	$—
Proceeds from calls	6,129	21,675	2,000	1,000	3,000	2,500
Total proceeds	$37,435	$24,202	$6,691	$1,000	$3,000	$2,500

Gross realized gains	$51	$297	$34	$3	$15	$46
Gross realized losses	124	2	3	—	—	—
Net realized gains (losses)	$(73)	$295	$31	$3	$15	$46

Debt securities available-for-sale of $3.3 million, as of December 31, 2018, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$110,200	$789	$22,954	$872	$133,154	$1,661
Trust preferred securities	16,849	1,115	—	—	16,849	1,115
Non-agency collateralized loan obligations	—	—	390	3	390	3
Agency collateralized mortgage obligations	—	—	3,015	4	3,015	4
Agency mortgage-backed securities	5,851	51	8,690	297	14,541	348
Agency debentures	3,487	49	—	—	3,487	49
Total debt securities available-for-sale	136,387	2,004	35,049	1,176	171,436	3,180
Debt securities held-to-maturity:
Corporate bonds	3,978	22	—	—	3,978	22
Agency debentures	1,952	34	—	—	1,952	34
Municipal bonds	16,105	51	2,110	10	18,215	61
Agency mortgage-backed securities	4,382	27	—	—	4,382	27
Total debt securities held-to-maturity	26,417	134	2,110	10	28,527	144
Total temporarily debt impaired securities (1)	$162,804	$2,138	$37,159	$1,186	$199,963	$3,324

(1)	The number of investment positions with unrealized losses totaled 78 for available-for-sale securities and 29 for held-to-maturity securities.

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$29,995	$143	$—	$—	$29,995	$143
Non-agency collateralized loan obligations	—	—	805	6	805	6
Agency collateralized mortgage obligations	1,593	1	32,816	75	34,409	76
Agency mortgage-backed securities	2,960	10	9,437	140	12,397	150
Total debt securities available-for-sale	34,548	154	43,058	221	77,606	375
Debt securities held-to-maturity:
Corporate bonds	2,406	33	—	—	2,406	33
Municipal bonds	6,051	11	—	—	6,051	11
Total debt securities held-to-maturity	8,457	44	—	—	8,457	44
Total temporarily debt impaired securities (1)	$43,005	$198	$43,058	$221	$86,063	$419

(1)	The number of investment positions with unrealized losses totaled 28 for available-for-sale securities and eight for held-to-maturity securities.

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent review did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

There were no debt securities classified as trading outstanding as of December 31, 2018 or December 31, 2017.

Equity securities consist of mutual funds investing in short-duration, corporate bonds and mid-cap value equities. The investments in these securities were $12.7 million and $8.6 million as of December 31, 2018 and 2017, respectively.

[4] FEDERAL HOME LOAN BANK STOCK

The Company is a member of the FHLB system. As a member of the FHLB of Pittsburgh, the Company must maintain a minimum investment in the capital stock of the FHLB in an amount equal to 4.00% of its outstanding advances, 0.75% of its issued letters of credits, and 0.10% of its membership asset value, as defined, with the FHLB. The FHLB has the ability to change the calculation of the required stock investment at any time. At December 31, 2018, $15.5 million of stock was required based on $365.0 million in outstanding advances, $5.6 million in issued letters of credit and the Bank’s membership asset value of approximately $829.1 million. The Company held FHLB stock totaling $24.7 million and $13.8 million at December 31, 2018 and 2017, respectively. The Company received dividends from its holdings in FHLB capital stock of $924,000, $603,000 and $494,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Loans held-for-investment were comprised of the following:

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$2,864,094	$781,836	$1,482,148	$5,128,078
Net deferred loan costs (fees)	5,449	3,484	(4,138)	4,795
Loans held-for-investment, net of deferred fees and costs	2,869,543	785,320	1,478,010	5,132,873
Allowance for loan losses	(1,942)	(5,764)	(5,502)	(13,208)
Loans held-for-investment, net	$2,867,601	$779,556	$1,472,508	$5,119,665

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans held-for-investment, before deferred fees and costs	$2,261,625	$667,028	$1,254,184	$4,182,837
Net deferred loan costs (fees)	4,112	656	(3,361)	1,407
Loans held-for-investment, net of deferred fees and costs	2,265,737	667,684	1,250,823	4,184,244
Allowance for loan losses	(1,577)	(8,043)	(4,797)	(14,417)
Loans held-for-investment, net	$2,264,160	$659,641	$1,246,026	$4,169,827

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under the loan agreement. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of December 31, 2018 and 2017, was $3.54 billion and $2.37 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $542,000 and $504,000 as of December 31, 2018 and 2017, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $64.4 million and $53.3 million as of December 31, 2018 and 2017, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of December 31, 2018 and 2017, included in the total unfunded commitments above, was $60.0 million and $74.8 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the year ended December 31, 2018 and 2017, there were draws on standby letters of credit totaling $6.6 million and $204,000, respectively, which were immediately repaid by the borrowers or converted to an outstanding loan based on the contractual terms and subsequently repaid. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

As of December 31, 2018 and 2017, 90.1% and 90.5%, respectively, of the Company’s commercial loan portfolio was comprised of loans to customers within the Company’s primary market areas of Pennsylvania, Ohio, New Jersey, New York and contiguous states. As a result, the commercial loan portfolio is subject to the general economic conditions within those areas. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the borrower. The Company does not believe it has significant concentrations of credit risk in any one group of borrowers given its underwriting and collateral requirements.

The Company’s loan portfolio is comprised of amortizing loans, where scheduled principal and interest payments are applied according to the terms of the loan agreement, as well as interest-only loans. As of December 31, 2018 and 2017, interest-only loans represented 73.7% and 71.1%, respectively, of the loans held-for-investment, the majority of which were lines of credit.

There were $2.67 billion in loans that are due on demand with no stated maturity and $2.46 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2018, compared to $2.09 billion in loans that are due on demand with no stated maturity and $2.09 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2017. As of December 31, 2018 and 2017, 92.2% and 90.9%, respectively, of the Company’s portfolio was comprised of variable rate loans.

[6] ALLOWANCE FOR LOAN LOSSES

Our allowance for loan losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan losses on an annual basis. The calculation of the allowance for loan losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios: private banking, commercial and industrial and commercial real estate. In addition, management takes into account the historical loss experience of each loan portfolio to ensure that the allowance for loan losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities or cash value life insurance, which were 96.7% and 94.6% of total private banking loans as of December 31, 2018 and 2017, respectively.

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

On a monthly basis, management monitors various credit quality indicators for the loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company monitors the collateral of loans secured by cash, marketable securities or cash value life insurance within the private banking portfolio which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

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

Special Mention – A special mention loan has potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or in our credit position at some future date. Economic and market conditions beyond the customer’s control may in the future necessitate this classification.

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

The following tables present the recorded investment in loans by credit quality indicator:

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,864,774	$767,540	$1,475,793	$5,108,107
Special mention	2,532	12,636	2,217	17,385
Substandard	2,237	5,144	—	7,381
Loans held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,265,369	$639,987	$1,248,972	$4,154,328
Special mention	—	24,882	1,851	26,733
Substandard	368	2,815	—	3,183
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

Changes in the allowance for loan losses were as follows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,577	$8,043	$4,797	$14,417
Provision (credit) for loan losses	365	(1,275)	705	(205)
Charge-offs	—	(2,068)	—	(2,068)
Recoveries	—	1,064	—	1,064
Balance, end of period	$1,942	$5,764	$5,502	$13,208

	Year Ended December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,424	$12,326	$5,012	$18,762
Provision (credit) for loan losses	153	(556)	(220)	(623)
Charge-offs	—	(4,302)	—	(4,302)
Recoveries	—	575	5	580
Balance, end of period	$1,577	$8,043	$4,797	$14,417

	Year Ended December 31, 2016
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,566	$11,064	$5,344	$17,974
Provision (credit) for loan losses	(142)	4,723	(3,743)	838
Charge-offs	—	(4,258)	—	(4,258)
Recoveries	—	797	3,411	4,208
Balance, end of period	$1,424	$12,326	$5,012	$18,762

The following tables present the age analysis of past due loans segregated by class of loan:

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$1,040	$173	$2,000	$3,213	$2,866,330	$2,869,543
Commercial and industrial	—	—	—	—	785,320	785,320
Commercial real estate	—	—	—	—	1,478,010	1,478,010
Loans held-for-investment	$1,040	$173	$2,000	$3,213	$5,129,660	$5,132,873

	December 31, 2017
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Current	Total
Private banking	$1,266	$—	$—	$1,266	$2,264,471	$2,265,737
Commercial and industrial	—	—	—	—	667,684	667,684
Commercial real estate	1,849	—	—	1,849	1,248,974	1,250,823
Loans held-for-investment	$3,115	$—	$—	$3,115	$4,181,129	$4,184,244

Non-Performing and Impaired Loans

Management monitors the delinquency status of the Company’s loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal were 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans as of and for the years ended December 31, 2018, 2017 and 2016:

As of and for the Year Ended December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$2,237	$2,421	$437	$2,293	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	2,237	2,421	437	2,293	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	2,237	2,421	437	2,293	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$2,237	$2,421	$437	$2,293	$—

	As of and for the Year Ended December 31, 2017
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$368	$541	$368	$438	$—
Commercial and industrial	2,815	3,135	2,139	3,067	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	3,183	3,676	2,507	3,505	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	3,371	5,330	—	4,224	146
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	3,371	5,330	—	4,224	146
Total:
Private banking	368	541	368	438	—
Commercial and industrial	6,186	8,465	2,139	7,291	146
Commercial real estate	—	—	—	—	—
Total	$6,554	$9,006	$2,507	$7,729	$146

	As of and for the Year Ended December 31, 2016
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$517	$656	$517	$592	$—
Commercial and industrial	17,273	26,126	6,422	19,158	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	17,790	26,782	6,939	19,750	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	471	487	—	485	26
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	471	487	—	485	26
Total:
Private banking	517	656	517	592	—
Commercial and industrial	17,744	26,613	6,422	19,643	26
Commercial real estate	—	—	—	—	—
Total	$18,261	$27,269	$6,939	$20,235	$26

Impaired loans as of December 31, 2018 and 2017, were $2.2 million and $6.6 million, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $437,000 and $2.5 million as of December 31, 2018 and 2017, respectively.

The following tables present the allowance for loan losses and recorded investment in loans by class:

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$437	$—	$—	$437
Collectively evaluated for impairment	1,505	5,764	5,502	12,771
Total allowance for loan losses	$1,942	$5,764	$5,502	$13,208

Loans held-for-investment:
Individually evaluated for impairment	$2,237	$—	$—	$2,237
Collectively evaluated for impairment	2,867,306	785,320	1,478,010	5,130,636
Loans held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

	December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan losses:
Individually evaluated for impairment	$368	$2,139	$—	$2,507
Collectively evaluated for impairment	1,209	5,904	4,797	11,910
Total allowance for loan losses	$1,577	$8,043	$4,797	$14,417

Loans held-for-investment:
Individually evaluated for impairment	$368	$6,186	$—	$6,554
Collectively evaluated for impairment	2,265,369	661,498	1,250,823	4,177,690
Loans held-for-investment	$2,265,737	$667,684	$1,250,823	$4,184,244

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Accruing interest	$—	$3,371
Non-accrual	237	3,183
Total troubled debt restructurings	$237	$6,554

There were unused commitments on loans designated as troubled debt restructurings of $0 and $708,000 as of December 31, 2018 and 2017, respectively.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with payment defaults during the years ended December 31, 2018, 2017 or 2016.

There were no loans newly designated as TDRs during the year ended December 31, 2018.

The financial effects of our modifications made to loans newly designated as TDRs during the years ended December 31, 2017 and 2016, were as follows:

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

Other Real Estate Owned

As of December 31, 2018 and 2017, the balance of the other real estate owned portfolio was $3.4 million and $3.6 million, respectively. There were no residential mortgage loans that were in the process of foreclosure as of December 31, 2018.

[7] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $2.9 million and other intangible assets of $1.5 million were recorded during the year ended December 31, 2018, related to the Columbia acquisition.

The following table presents the change in goodwill for the years ended December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Balance, beginning of period	$38,724	$38,724
Additions	2,936	—
Balance, end of period	$41,660	$38,724

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the years ended December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Balance, beginning of period	$26,634	$28,485
Additions	1,537	—
Amortization	(1,968)	(1,851)
Balance, end of period	$26,203	$26,634

The following table presents the gross amount of intangible assets and total accumulated amortization by class:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$4,040	$(592)	$3,448	$4,040	$(418)	$3,622
Client Relationships:
Sub-advisory client list	11,645	(4,098)	7,547	11,530	(3,230)	8,300
Separate managed accounts client list	3,175	(779)	2,396	1,810	(505)	1,305
Other institutional client list	5,950	(2,614)	3,336	5,950	(2,074)	3,876
Non-compete agreements	522	(346)	176	465	(234)	231
Total finite-lived intangibles	25,332	(8,429)	16,903	23,795	(6,461)	17,334
Client Relationships:
Mutual fund client relationships (indefinite-lived)	9,300	—	9,300	9,300	—	9,300
Total intangibles assets	$34,632	$(8,429)	$26,203	$33,095	$(6,461)	$26,634

Intangible amortization expense on finite-lived intangible assets totaled $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following is a summary of the expected intangible amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2018:

(Dollars in thousands)	Amount
2019	$2,008
2020	1,943
2021	1,911
2022	1,900
2023	1,897
Thereafter	7,244
Total finite-lived intangibles	$16,903

[8] OFFICE PROPERTIES AND EQUIPMENT

The following is a summary of office properties and equipment by major classification as of December 31, 2018 and 2017:

	December 31,
(Dollars in thousands)	2018	2017
Furniture, fixtures and equipment	$11,594	$9,812
Leasehold improvements	5,917	5,917
Total, at cost	17,511	15,729
Accumulated depreciation	(12,385)	(10,844)
Net office properties and equipment	$5,126	$4,885

Depreciation expense was $1.5 million, $1.5 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company rents office space in its six office locations which are accounted for as operating leases. The remaining lease terms have expirations from 2020 to 2024 and provide for one or more renewal options. These leases provide for annual rent escalations and payment of certain operating expenses applicable to the leased space. The Company records rent expense on a straight-line basis over the term of the lease. Rent expense was $2.2 million, $2.2 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The net deferred rent liability was $661,000 and $877,000 as of December 31, 2018 and 2017, respectively.

At December 31, 2018, future minimum lease payments were as follows:

(Dollars in thousands)	Amount
2019	$2,629
2020	2,579
2021	1,438
2022	906
2023	587
Thereafter	320
Total	$8,459

In conjunction with certain office leases the Company has received an allowance for leasehold improvements, which is recognized as a reduction to rent expense over the life of the corresponding lease. The unamortized amount of the allowance for leasehold improvements was $747,000 and $969,000 as of December 31, 2018 and 2017, respectively.

[9] DEPOSITS

As of December 31, 2018 and 2017, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	December 31, 2018	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$258,268	$248,092
Interest-bearing checking accounts	0.05 to 3.02%	2.29%	1.42%	778,131	455,341
Money market deposit accounts	0.10 to 3.25%	2.45%	1.37%	2,781,870	2,289,789
Total demand and savings accounts				3,818,269	2,993,222
Certificates of deposit	1.15 to 3.22%	2.39%	1.40%	1,232,192	994,389
Total deposits				$5,050,461	$3,987,611
Weighted average rate on interest-bearing accounts		2.41%	1.38%
As of December 31, 2018 and 2017, the Bank had total brokered deposits of $641.4 million and $1.07 billion, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) accounts totaled $565.3 million and $627.5 million as of December 31, 2018 and 2017, respectively. As of December 31, 2017, these reciprocal deposits were included in the total brokered deposits above, however they were considered non-brokered as of December 31, 2018, as a result of recent legislation.

As of December 31, 2018 and 2017, certificates of deposit with balances of $100,000 or more, excluding brokered deposits, totaled $569.8 million and $440.2 million, respectively. As of December 31, 2018 and 2017, certificates of deposit with balances of $250,000 or more, excluding brokered deposits, totaled $230.0 million and $191.4 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
12 months or less	$992,468	$874,733
12 months to 24 months	181,456	96,766
24 months to 36 months	58,268	22,890
Total	$1,232,192	$994,389

Interest expense on deposits for the years ended December 31, 2018, 2017 and 2016, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest-bearing checking accounts	$11,440	$3,706	$813
Money market deposit accounts	45,106	22,350	11,376
Certificates of deposit	21,947	11,429	7,618
Total interest expense on deposits	$78,493	$37,485	$19,807

[10] BORROWINGS

As of December 31, 2018 and 2017, borrowings were comprised of the following:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit	2.62%	$250,000	5/1/2019		$—
Issued 12/31/2018	2.65%	65,000	1/2/2019		—
Issued 10/10/2018	2.54%	50,000	1/8/2019		—
Issued 12/29/2017		—		1.57%	195,000	1/2/2018
Issued 12/29/2017		—		1.66%	100,000	3/29/2018
Line of credit borrowings	5.47%	4,250	9/28/2019	4.56%	6,200	12/28/2018
Subordinated notes payable (net of debt issuance costs of $84 and $287, respectively)	5.75%	34,916	7/1/2019	5.75%	34,713	7/1/2019
Total borrowings, net		$404,166			$335,913

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of December 31, 2018, the Bank’s borrowing capacity is based on the information provided in the September 30, 2018, QCR filing. As of December 31, 2018, the Bank had securities held in safekeeping at the FHLB with a fair value of $3.3 million, combined with pledged loans of $1.11 billion, for a gross borrowing capacity of $791.9 million, of which $365.0 million was outstanding in advances. As of December 31, 2017, there was $295.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of December 31, 2018 and 2017, there were no outstanding borrowings under these lines of credit and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains a $2.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain commercial clients of the Bank.

The holding company maintains an unsecured line of credit of $30.0 million with Texas Capital Bank. As of December 31, 2018 and 2017, there was $4.3 million and $6.2 million outstanding, respectively.

Interest expense on borrowings for the years ended December 31, 2018, 2017 and 2016, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
FHLB borrowings	$5,555	$3,152	$1,477
Line of credit borrowings	119	90	—
Subordinated notes payable	2,215	2,215	2,215
Total interest expense on borrowings	$7,889	$5,457	$3,692

[11] INCOME TAXES

The income tax provision reconciled to taxes computed at the statutory federal rate for the years ended December 31, 2018, 2017 and 2016, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Tax provision at statutory rate	$12,677	$16,615	$14,591
Nondeductible expenses	595	294	279
Bank owned life insurance	(360)	(622)	(629)
Stock option exercises and cancellations	(844)	(674)	(484)
State tax expense, net of federal benefit	1,927	1,024	1,184
Impact of change in tax rates	(332)	(2,351)	—
Adjustments to prior year tax	(133)	215	46
Tax exempt income, net of disallowed interest	(79)	(151)	(162)
Renewable energy tax credits	(6,568)	(4,629)	(1,778)
Low income housing tax credits	(95)	(260)	(17)
Historic tax credits	(860)	—	—
Other	17	21	18
Income tax provision	$5,945	$9,482	$13,048

In December 2017, the Tax Cuts and Jobs Act was signed into law, which lowered the maximum corporate tax rate from 35% to 21%. Due to this enactment, the income tax provision for the year ended December 31, 2017, was impacted by a $2.4 million one-time benefit on the re-measurement of the Company’s deferred tax liability. The adjustment was largely related to the acceleration of an incentive compensation deduction for tax purposes and favorable depreciation treatment associated with renewable energy credits.

The tax credits in the table above relate to transactions for the financing of renewable solar energy facilities, low income housing tax credits and historic tax credits. These transactions provided federal tax credits and state tax credits (where applicable) during the 2018, 2017 and 2016 tax years. The financing of the solar energy facilities is accounted for as direct financing leases included within the C&I loan portfolio. The amortization of the Company’s low income housing tax credit investments has been reflected as income tax expense. The net amount of low income housing tax credits, amortization and tax benefits recorded to income tax expenses during the years ended December 31, 2018, 2017 and 2016, was $95,000, $260,000 and $17,000, respectively. The carrying amount of the investment in low income housing tax credits was $32.1 million, of which $24.3 million was unfunded as of December 31, 2018. The net amount of historic tax credits recorded to income tax expenses was $860,000 during the year ended December 31, 2018. The carrying amount of the investment in historic tax credits was $3.1 million, of which $1.8 million was unfunded as of December 31, 2018.

The income tax provision for the years ended December 31, 2018, 2017 and 2016, consisted of:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Current income tax provision (benefit) - federal	$2,712	$(2,324)	$7,781
Current income tax provision - state	2,999	696	1,592
Deferred tax provision - federal	904	10,050	3,322
Deferred tax provision (benefit) - state	(670)	1,060	353
Income tax provision	$5,945	$9,482	$13,048

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017, were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Deferred tax assets:
Net operating loss - state	$143	$200
Start-up expenses	47	65
Stock compensation	3,376	2,150
Compensation related accruals	3,976	779
Leasehold improvement	205	251
Allowance for loan loss	3,157	3,376
Long-term lease	158	205
Reserve for unfunded commitments	130	118
Supplemental executive retirement plan	871	824
Transaction costs	138	288
Earn out liability non-purchase accounting	298	374
Unrealized loss on investments and derivatives	733	—
State bonus depreciation	1,326	—
General business credits	4,424	—
Other	325	180
Gross deferred tax assets	19,307	8,810

Deferred tax liabilities:
Office properties and equipment	(13,906)	(6,947)
Prepaid expenses	(370)	—
Deferred loan costs	(4,477)	(2,447)
Intangibles	(93)	(9)
Goodwill	(3,813)	(3,003)
State capital shares tax liability	(161)	(101)
Unrealized gain on investments and derivatives	—	(455)
Gross deferred tax liability	(22,820)	(12,962)
Net deferred tax asset (liability)	$(3,513)	$(4,152)

Management believes that, as of December 31, 2018, it is more likely than not that the deferred tax assets will be fully realized upon the generation of future taxable income. The Company has certain pre-tax state net operating loss carryforwards of $1.9 million, which will expire in 2038. The Company has general business credits of $4.4 million, which will expire in 2038.

The change in the net deferred tax asset or liability for the years ended December 31, 2018 and 2017, was detailed as follows:

	December 31,
(Dollars in thousands)	2018	2017
Deferred tax provision	$(234)	$(11,110)
Deferred tax impact from other comprehensive income	873	(246)
Change in net deferred tax asset or liability	$639	$(11,356)

The Company considers uncertain tax positions that it has taken or expects to take on a tax return. The Company recognizes interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. Tax years 2015 through 2018 remain subject to federal and state tax examinations as of December 31, 2018. A federal tax examination of the 2015 tax year is currently in progress.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016, was as follows:

	December 31,
(Dollars in thousands)	2018	2017	2016
Beginning of year balance	$744	$599	$353
Increases in prior period tax positions	—	18	26
Decreases in prior period tax positions	(250)	—	—
Increases in current period tax positions	210	127	220
Settlements	—	—	—
End of year balance	$704	$744	$599

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $605,000, $620,000 and $390,000 as of December 31, 2018, 2017 and 2016, respectively. The impact of interest and penalties was immaterial to the Company’s financial statements for the years ended December 31, 2018, 2017 and 2016. The Company does not expect changes in its unrecognized tax benefits in the next twelve months to have a material impact on its financial statements.

[12] STOCK TRANSACTIONS

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

When, as, and if declared by the board of directors of the Company (the “Board”), dividends will be payable on the Series A Preferred Stock from the date of issuance to, but excluding April 1, 2023, at a rate of 6.75% per annum, payable quarterly, in arrears, and from and including April 1, 2023, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 398.5 basis points per annum, payable quarterly, in arrears. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2023, as described in the prospectus supplement relating to the offering filed with the SEC on March 19, 2018.

On April 27, 2018, the Board declared a dividend payable of approximately $762,000, or $0.47 per depositary share, on the Series A Preferred Stock, which was payable on July 2, 2018, to preferred shareholders of record as of the close of business on June 15, 2018.

On July 17, 2018, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Series A Preferred Stock, which was payable on October 1, 2018, to preferred shareholders of record as of the close of business on September 14, 2018.

On October 16, 2018, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Series A Preferred Stock, which was payable on January 2, 2019, to preferred shareholders of record as of the close of business on December 18, 2018.

Under authorizations by the Board, the Company was permitted to repurchase its common stock up to prescribed amounts, of which $2.2 million remained available as of December 31, 2018. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company.

During the year ended December 31, 2018, the Company repurchased a total of 263,540 shares of common stock for approximately $6.8 million, at an average cost of $25.83 per share. During the year ended December 31, 2017, the Company repurchased a total of 376,641 shares of common stock for approximately $8.7 million, at an average cost of $23.03 per share. During the year ended December 31, 2016, the Company repurchased a total of 374,729 shares of common stock for approximately $5.1 million, at an average cost of $13.68 per share. The repurchased shares are held as treasury stock.

The table below shows the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares (Series A) Outstanding	Number of Common Shares Outstanding
Balance, December 31, 2015	—	28,056,195
Issuance of restricted common stock	—	497,309
Forfeitures of restricted common stock	—	(13,121)
Exercise of stock options	—	250,000
Purchase of treasury stock	—	(374,729)
Balance, December 31, 2016	—	28,415,654
Issuance of restricted common stock	—	396,175
Forfeitures of restricted common stock	—	(14,637)
Exercise of stock options	—	170,550
Purchase of treasury stock	—	(376,641)
Balance, December 31, 2017	—	28,591,101
Issuance of preferred stock	40,250	—
Issuance of restricted common stock	—	423,113
Forfeitures of restricted common stock	—	(27,250)
Exercise of stock options	—	155,250
Purchase of treasury stock	—	(263,540)
Balance, December 31, 2018	40,250	28,878,674

[13] REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of December 31, 2018 and 2017, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and was phased in over a four-year period until it reached 2.5% on January 1, 2019. As of December 31, 2018 and 2017, the capital conservation buffer was 1.875% and 1.25%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of December 31, 2018 and 2017:

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$343,758	11.72%	$234,576	8.00%	N/A	N/A
Bank	$348,378	11.99%	$232,392	8.00%	$290,490	10.00%
Tier 1 risk-based capital ratio
Company	$326,594	11.14%	$175,932	6.00%	N/A	N/A
Bank	$337,656	11.62%	$174,294	6.00%	$232,392	8.00%
Common equity tier 1 risk-based capital ratio
Company	$326,594	11.14%	$131,949	4.50%	N/A	N/A
Bank	$337,656	11.62%	$130,720	4.50%	$188,818	6.50%
Tier 1 leverage ratio
Company	$326,594	7.25%	$180,090	4.00%	N/A	N/A
Bank	$337,656	7.55%	$178,979	4.00%	$223,723	5.00%

[14] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. During the years ended December 31, 2018, 2017 and 2016, the Company automatically contributed three percent of each eligible employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $952,000, $863,000 and $788,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for its Chairman and Chief Executive Officer. The benefits were earned over a five-year period ended January 31, 2018, with the projected payments for this SERP of $25,000 per month for 180 months commencing the latter of retirement or 60 months. For the years ended December 31, 2018, 2017 and 2016, the Company recorded expense related to SERP of $127,000, $513,000 and $919,000, respectively, utilizing a discount rate of 3.70%, 3.59% and 2.15%, respectively. The recorded liability related to the SERP plan was $3.6 million and $3.5 million as of December 31, 2018 and 2017, respectively.

[15] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the years ended December 31, 2018, 2017 and 2016, was as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016

Net income available to common shareholders	$52,304	$37,988	$28,641

Weighted average common shares outstanding:
Basic	27,583,519	27,550,833	27,593,725
Restricted stock - dilutive	780,357	649,956	260,799
Stock options - dilutive	469,520	510,533	504,628
Diluted	28,833,396	28,711,322	28,359,152

Earnings per common share:
Basic	$1.90	$1.38	$1.04
Diluted	$1.81	$1.32	$1.01

	Years Ended December 31,
	2018	2017	2016
Anti-dilutive shares (1)	7,000	27,000	125,500

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[16] STOCK-BASED COMPENSATION PROGRAMS

The Company’s 2006 Stock Option Plan (the “2006 Plan”) provided for the granting of incentive and non-qualifying stock options to the Company’s key employees, key contractors and outside directors at the discretion of the Board. The Omnibus Incentive Plan (the “Omnibus Plan”), which was approved by the Company’s shareholders on May 20, 2014, provides for the granting of incentive and non-qualifying stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights and other equity-based or equity-related awards to the Company’s key employees, key contractors and outside directors at the discretion of the Board. The Omnibus Plan, upon its approval, replaced the 2006 Plan. The total number of shares of common stock that may be granted under the Omnibus Plan is the number of authorized shares of common stock of the Company that remained available under the 2006 Plan as of the date of shareholder approval, plus any shares of common stock issued pursuant to the 2006 Plan that were forfeited, canceled, expired or otherwise terminated. The shares reserved for grants under the 2006 Plan are no longer be available for grants under that plan, but are instead reserved for grants under the Omnibus Plan.

The total shares of common stock which may be issued upon the grant or exercise of stock-based awards, as authorized by shareholders of the Company, was 4,000,000 as of December 31, 2018, under both the 2006 Plan and the Omnibus Plan (combined the “Plans”). As of December 31, 2018, the Company has issued non-qualifying stock options and restricted shares. The aggregate awards outstanding were 2,047,159 under both of the Plans. As of December 31, 2018, 862,793 stock options and restricted shares had been exercised or vested, respectively, leaving 1,090,048 additional awards available for the Company to grant under the Omnibus Plan.

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. Options and restricted shares issued under the Plans typically vest in 2.5 to 5 years. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire grant. The Company’s compensation expense for all awards was $8.2 million, $5.9 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

In 2018 and 2016, the Board approved stock option cancellation programs to allow for certain outstanding and vested stock option awards to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the year ended December 31, 2018, there were 65,446 options canceled for $945,000, which was recorded as a reduction to additional paid-in capital. During the year ended December 31, 2016, there were 1,174,500 options canceled for $6.2 million, which was recorded as a reduction to additional paid-in capital.

STOCK OPTIONS

The fair value of each option award was estimated on the date of the grant using the Black-Scholes option pricing model. Expected term was calculated utilizing the simplified method because the Company had limited historical exercise behavior. Since the Company was newly publicly traded and there was not enough trading history, expected volatility was computed based on median historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The computation assumed that there would be no dividends paid to common shareholders during the contractual life of the options.

There were no stock options granted for the years ended December 31, 2018 and 2017. The weighted average assumptions for stock options granted for the year ended December 31, 2016, were as follows:

December 31,
2016
Valuation Assumptions:
Expected dividend yield	0.0%
Expected volatility	35.9%
Expected term (years)	6.9
Risk-free interest rate	1.7%

Stock option activity during the periods indicated was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Balance, December 31, 2015	2,559,393	$10.30	3.98
Granted	22,000	12.07
Exercised	(250,000)	10.69
Forfeited	(23,500)	11.77
Canceled	(1,174,500)	10.00
Expired	—	—
Balance, December 31, 2016	1,133,393	$10.53	5.76
Granted	—	—
Exercised	(170,550)	9.75
Forfeited	(16,500)	10.30
Canceled	—	—
Expired	—	—
Balance, December 31, 2017	946,343	$10.67	5.01
Granted	—	—
Exercised	(155,250)	10.74
Forfeited	(15,000)	11.74
Canceled	(65,446)	10.30
Expired	(16,500)	13.53
Balance, December 31, 2018	694,147	$10.60	4.26

Exercisable as of December 31, 2016	575,116	$10.01	4.32
Exercisable as of December 31, 2017	617,646	$10.16	4.25
Exercisable as of December 31, 2018	429,450	$9.97	3.49

The weighted average grant date fair value of options granted during the year ended December 31, 2016, was $5.14. The weighted average grant date fair value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $4.94, $4.69 and $4.85, respectively.

A summary of the status of the Company’s non-vested options as of and changes during the years ended December 31, 2018, 2017 and 2016, is presented below:

Non-vested options:	Number of Options	Weighted Average Grant-Date Fair Value
Balance, December 31, 2015	769,643	$4.93
Granted	22,000	5.14
Vested	(209,866)	3.73
Forfeited	(23,500)	5.16
Balance, December 31, 2016	558,277	$4.95
Granted	—	—
Vested	(213,080)	4.97
Forfeited	(16,500)	4.99
Balance, December 31, 2017	328,697	$4.94
Granted	—	—
Vested	(49,000)	4.82
Forfeited	(15,000)	5.01
Balance, December 31, 2018	264,697	$4.96

As of December 31, 2018, there was $249,000 of total unrecognized compensation cost related to non-vested options granted under the Plans, and the unrecognized compensation cost is expected to be recognized over a weighted average period of 1.2 years.

RESTRICTED SHARES

A summary of the status of the Company’s non-vested restricted shares as of and changes during the years ended December 31, 2018, 2017 and 2016, is presented below:

Non-vested restricted shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2015	305,916	$10.55
Granted	497,309	12.96
Vested	(6,799)	11.95
Forfeited	(13,121)	11.76
Balance, December 31, 2016	783,305	$12.05
Granted	396,175	22.07
Vested	(27,000)	10.66
Forfeited	(14,637)	13.87
Balance, December 31, 2017	1,137,843	$15.54
Granted	423,113	23.90
Vested	(180,694)	10.68
Forfeited	(27,250)	20.61
Balance, December 31, 2018	1,353,012	$18.70

As of December 31, 2018, there was $12.5 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Omnibus Plan, and the unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

[17] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts related to certain of the Company’s fixed-rate loan assets and differences in the amount, timing, and duration of the Company's known or expected cash payments related to certain of the Company's FHLB borrowings. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers while at the same time the Company enters into an offsetting derivative transaction in order to eliminate its interest rate risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2018 and 2017:

	Asset Derivatives		Liability Derivatives
	as of December 31, 2018		as of December 31, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,384	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	25,523	Other liabilities	25,518

Total	Other assets	$26,907	Other liabilities	$25,518

	Asset Derivatives		Liability Derivatives
	as of December 31, 2017		as of December 31, 2017
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,650	Other liabilities	$9
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	12,111	Other liabilities	12,069

Total	Other assets	$13,761	Other liabilities	$12,078

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of December 31, 2018 and 2017:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
December 31, 2018	$26,907	$—	$26,907	$(9,587)	$—	$17,320

December 31, 2017	$13,761	$—	$13,761	$(5,677)	$—	$8,084

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
December 31, 2018	$25,518	$—	$25,518	$(9,587)	$(3,941)	$11,990

December 31, 2017	$12,078	$—	$12,078	$(5,677)	$(124)	$6,277

FAIR VALUE HEDGES OF INTEREST RATE RISK

The Company is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in benchmark interest rates, which relate predominantly to LIBOR. Interest rate swaps designated as fair value hedges involve the receipt of variable-rate payments from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without the exchange of the underlying notional amount. As of December 31, 2018, the Company no longer had interest rate swaps that were designated as fair value hedges of interest rate risk associated with the Company’s fixed-rate loan assets.

For the derivatives that were designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings by applying the “fair value long haul” method.

The table below presents the effect of the Company’s fair value hedge instruments in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016:

		Years Ended December 31,
(Dollars in thousands)		2018	2017	2016
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Interest income	$(9)	$(60)	$(88)
Interest rate products	Non-interest income	—	4	4
Total		$(9)	$(56)	$(84)

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2018 and 2017.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of December 31, 2018, were as follows:

(Dollars in thousands)	Notional Amount	Estimated Increase/(Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 6/29/2016	$100,000	$(958)	6/29/2019	6
Issued 1/8/2018	50,000	(245)	1/8/2021	24
Total	$150,000	$(1,203)

The table below presents the effective portion of the Company’s cash flow hedge instruments in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016:

		Years Ended December 31,
(Dollars in thousands)		2018	2017	2016
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Interest expense	$1,380	$371	$(43)

The table below presents the effective portion of the Company’s cash flow hedge instruments in accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Derivatives designated as hedging instruments:	Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	$1,027	$287	$1,750

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2018, the Company had derivative transactions with an aggregate notional amount of $2.04 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the consolidated statements of income for the years ended December 31, 2018, 2017 and 2016:

		Years Ended December 31,
(Dollars in thousands)		2018	2017	2016
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$14	$(1)	$528

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

As of December 31, 2018, the termination value of derivatives for which we had master netting arrangements with the counterparty and in a net liability position was $6.1 million, including accrued interest. As of December 31, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $5.8 million. If the Company had breached any of these provisions as of December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value.

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

FAIR VALUE MEASUREMENTS

In accordance with U.S. GAAP, the Company must account for certain financial assets and liabilities at fair value on a recurring and non-recurring basis. The Company utilizes a three-level fair value hierarchy of valuation techniques to estimate the fair value of its financial assets and liabilities based on whether the inputs to those valuation techniques are observable or unobservable. The fair value hierarchy gives the highest priority to quoted prices with readily available independent data in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable market inputs (Level 3). When various inputs for measurement fall within multiple levels of the fair value hierarchy, the lowest level input that has a significant impact on fair value measurement is used.

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

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived and corroborates the reasonableness of external inputs in the valuation process.

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$151,063	$—	$151,063
Trust preferred securities	—	16,849	—	16,849
Non-agency collateralized loan obligations	—	390	—	390
Agency collateralized mortgage obligations	—	33,718	—	33,718
Agency mortgage-backed securities	—	21,264	—	21,264
Agency debentures	—	10,012	—	10,012
Equity securities	12,661	—	—	12,661
Interest rate swaps	—	26,907	—	26,907
Total financial assets	$12,661	$260,203	$—	$272,864

Financial liabilities:
Interest rate swaps	$—	$25,518	$—	$25,518
Acquisition earn out liability	—	—	2,920	2,920
Total financial liabilities	$—	$25,518	$2,920	$28,438

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$61,689	$—	$61,689
Trust preferred securities	—	18,581	—	18,581
Non-agency collateralized loan obligations	—	805	—	805
Agency collateralized mortgage obligations	—	38,822	—	38,822
Agency mortgage-backed securities	—	18,953	—	18,953
Equity securities	8,635	—	—	8,635
Interest rate swaps	—	13,761	—	13,761
Total financial assets	$8,635	$152,611	$—	$161,246

Financial liabilities:
Interest rate swaps	$—	$12,078	$—	$12,078
Total financial liabilities	$—	$12,078	$—	$12,078

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

ACQUISITION EARN OUT LIABILITY
The fair value of the Columbia acquisition earn out liability is estimated based on management’s estimate of the projected annualized run-rate revenue of Columbia at December 31, 2018, and therefore are classified as Level 3. For additional information on the calculation of the earn out, refer to Note 2, Business Combination.

NON-RECURRING FAIR VALUE MEASUREMENTS

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$1,800	$1,800
Other real estate owned	—	—	3,424	3,424
Total assets	$—	$—	$5,224	$5,224

	December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$4,047	$4,047
Other real estate owned	—	—	3,576	3,576
Total assets	$—	$—	$7,623	$7,623

As of December 31, 2018 and 2017, the Company recorded $437,000 and $2.5 million, respectively, of specific reserves to the allowance for loan losses as a result of adjusting the fair value of impaired loans.

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

OTHER REAL ESTATE OWNED
Other real estate owned is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at fair value, less estimated disposition costs, with the fair value being determined by appraisal. Our policy is to obtain appraisals on collateral supporting OREO on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral and, under certain circumstances, additional factors that may arise and cause us to believe our recoverable value may be less than the independent appraised value. Accordingly, real estate owned is classified as Level 3.

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of December 31, 2018 and 2017:

	December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Multiple/Discount Rate
Acquisition earn out liability	$2,920	Income approach	Run-rate revenue multiple; client retention	1.6 times

Loans measured for impairment, net	$1,800	Appraisal value	Discount due to salability conditions	16%

Other real estate owned	$3,424	Appraisal value	Discount due to salability conditions	10%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of financial instruments as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$189,985	$189,985	$156,153	$156,153
Debt securities available-for-sale	2	233,296	233,296	138,850	138,850
Debt securities held-to-maturity	2	196,131	196,823	59,275	60,141
Equity securities	1	12,661	12,661	8,635	8,635
Federal Home Loan Bank stock	2	24,671	24,671	13,792	13,792
Loans held-for-investment, net	3	5,119,665	5,119,562	4,169,827	4,167,775
Accrued interest receivable	2	20,702	20,702	13,519	13,519
Investment management fees receivable, net	2	7,299	7,299	7,720	7,720
Bank owned life insurance	2	68,309	68,309	66,593	66,593
Other real estate owned	3	3,424	3,424	3,576	3,576
Interest rate swaps	2	26,907	26,907	13,761	13,761

Financial liabilities:
Deposits	2	$5,050,461	$5,048,079	$3,987,611	$3,985,883
Borrowings, net	2	404,166	404,084	335,913	336,051
Acquisition earn out liability	3	2,920	2,920	—	—
Interest rate swaps	2	25,518	25,518	12,078	12,078

During the years ended December 31, 2018, 2017 and 2016, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2018 and 2017:

CASH AND CASH EQUIVALENTS
The carrying amount approximates fair value.

INVESTMENT SECURITIES
The fair values of debt securities available-for-sale, debt securities held-to-maturity, debt securities trading and equity securities are based on quoted market prices for the same or similar securities, recently executed transactions and pricing models.

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

BANK OWNED LIFE INSURANCE
The fair value of general account BOLI is based on the insurance contract net cash surrender value.

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

[19] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) net of tax, for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018			2017			2016
(Dollars in thousands)	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total	Investment Securities	Derivatives	Total
Balance, beginning of period	$172	$1,074	$1,246	$(297)	$1,127	$830	$(1,443)	$—	$(1,443)
Change in unrealized holding gains (losses)	(2,913)	773	(2,140)	655	180	835	1,166	1,100	2,266
Losses (gains) reclassified from other comprehensive income	53	(1,050)	(997)	(186)	(233)	(419)	(20)	27	7
Reclassification for equity securities under ASU 2016-01 (see Note 1)	286	—	286	—	—	—	—	—	—
Reclassification for certain income tax effects under ASU 2018-02 (see Note 1)	39	235	274	—	—	—	—	—	—
Net other comprehensive income (loss)	(2,535)	(42)	(2,577)	469	(53)	416	1,146	1,127	2,273
Balance, end of period	$(2,363)	$1,032	$(1,331)	$172	$1,074	$1,246	$(297)	$1,127	$830

[20] RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company have loan and deposit accounts with the Bank. Such loans and deposits were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with outsiders. As of December 31, 2018, the Bank had four loans outstanding to directors totaling $11.1 million. As of December 31, 2018, the Bank had deposits outstanding from directors, executive officers and their related interests totaling $20.8 million.

During the years ended December 31, 2018, 2017 and 2016, the Bank obtained services from affiliated companies of certain directors in the normal course of business as outlined below:

(Dollars in thousands)			Years Ended December 31,
Related Party	Affiliation	Nature of Transaction	2018	2017	2016
Voyager Jet Center	Owned by a director	Aircraft charter	$145	$109	$104
Total			$145	$109	$104

[21] CONTINGENT LIABILITIES

The Company is not aware of any material unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[22] CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition of the parent company as of December 31, 2018 and 2017, and the related condensed statements of income and cash flows for the years ended December 31, 2018, 2017 and 2016, should be read in conjunction with our Consolidated Financial Statements and related notes:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
PARENT COMPANY ONLY
	December 31,
(Dollars in thousands)	2018	2017
ASSETS

Cash and cash equivalents	$3,561	$3,986
Equity securities	12,661	8,635
Investment in subsidiaries	504,711	418,189
Prepaid expenses and other assets	1,648	541
Total assets	$522,581	$431,351

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings, net	$39,166	$40,913
Other accrued expenses and other liabilities	4,061	1,367
Shareholders’ equity	479,354	389,071
Total liabilities and shareholders’ equity	$522,581	$431,351

CONDENSED STATEMENTS OF INCOME
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Interest income	$284	$279	$301
Dividends received from subsidiaries	3,000	3,000	23,100
Total interest and dividend income	3,284	3,279	23,401
Interest expense	2,334	2,305	2,215
Net interest income	950	974	21,186
Non-interest income (loss)	(774)	—	—
Non-interest expense	749	371	370
Income (loss) before income taxes and undisbursed income of subsidiaries	(573)	603	20,816
Income tax expense (benefit)	(490)	(251)	(877)
Income (loss) before undisbursed income of subsidiaries	(83)	854	21,693
Undisbursed income of subsidiaries	54,507	37,134	6,948
Net income	$54,424	$37,988	$28,641

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$54,424	$37,988	$28,641
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(54,507)	(37,134)	(6,948)
Unrealized loss on equity securities	775	—	—
Amortization of deferred financing costs	203	203	202
Increase (decrease) in accrued interest payable	(19)	19	—
Decrease (increase) in other assets	(784)	238	(913)
Increase (decrease) in other liabilities	2,729	(777)	776
Net cash provided by operating activities	2,821	537	21,758
Cash Flows from Investing Activities:
Purchase of equity securities	(5,224)	(267)	(285)
Net payments for investments in subsidiaries	(26,335)	(200)	(13,030)
Net cash used in investing activities	(31,559)	(467)	(13,315)
Cash Flows from Financing Activities:
Net proceeds from issuance of preferred stock	38,468	—	—
Net increase (decrease) in line of credit advances	(1,950)	6,200	—
Net proceeds from exercise of stock options	1,667	1,663	2,674
Cancellation of stock options	(945)	—	(6,200)
Purchase of treasury stock	(6,807)	(8,675)	(5,125)
Dividends paid on preferred stock	(2,120)	—	—
Net cash provided by (used in) financing activities	28,313	(812)	(8,651)
Net change in cash and cash equivalents	(425)	(742)	(208)
Cash and cash equivalents at beginning of year	3,986	4,728	4,936
Cash and cash equivalents at end of year	$3,561	$3,986	$4,728

[23] SEGMENTS

The Company operates two reportable segments: Bank and Investment Management.

•	The Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals through the TriState Capital Bank subsidiary.

•
The Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors through the Chartwell Investment Partners, LLC subsidiary. It also supports marketing efforts for Chartwell’s proprietary investment products through the Chartwell TSC Securities Corp. subsidiary.

The following tables provide financial information for the two segments of the Company as of and for the years ended December 31, 2018 and 2017. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	December 31, 2018	December 31, 2017
Assets:
Bank	$5,947,165	$4,691,760
Investment management	92,894	84,714
Parent and other	(4,404)	1,423
Total assets	$6,035,655	$4,777,897

	Year Ended December 31, 2018
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$199,510	$—	$276	$199,786
Interest expense	84,055	—	2,327	86,382
Net interest income (loss)	115,455	—	(2,051)	113,404
Provision (credit) for loan losses	(205)	—	—	(205)
Net interest income (loss) after provision for loan losses	115,660	—	(2,051)	113,609
Non-interest income:
Investment management fees	—	37,939	(292)	37,647
Net loss on the sale and call of debt securities	(70)	—	—	(70)
Other non-interest income (loss)	11,112	1	(773)	10,340
Total non-interest income	11,042	37,940	(1,065)	47,917
Non-interest expense:
Intangible amortization expense	—	1,968	—	1,968
Change in fair value of acquisition earn out	—	(218)	—	(218)
Other non-interest expense	67,190	31,760	457	99,407
Total non-interest expense	67,190	33,510	457	101,157
Income (loss) before tax	59,512	4,430	(3,573)	60,369
Income tax expense (benefit)	5,856	579	(490)	5,945
Net income (loss)	$53,656	$3,851	$(3,083)	$54,424

	Year Ended December 31, 2017
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$134,029	$—	$266	$134,295
Interest expense	40,649	—	2,293	42,942
Net interest income (loss)	93,380	—	(2,027)	91,353
Provision (credit) for loan losses	(623)	—	—	(623)
Net interest income (loss) after provision for loan losses	94,003	—	(2,027)	91,976
Non-interest income:
Investment management fees	—	37,309	(209)	37,100
Net gain on the sale and call of debt securities	310	—	—	310
Other non-interest income	9,554	2	—	9,556
Total non-interest income	9,864	37,311	(209)	46,966
Non-interest expense:
Intangible amortization expense	—	1,851	—	1,851
Other non-interest expense	59,073	30,387	161	89,621
Total non-interest expense	59,073	32,238	161	91,472
Income (loss) before tax	44,794	5,073	(2,397)	47,470
Income tax expense (benefit)	9,211	522	(251)	9,482
Net income (loss)	$35,583	$4,551	$(2,146)	$37,988

	Year Ended December 31, 2016
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$98,027	$—	$285	$98,312
Interest expense	21,300	—	2,199	23,499
Net interest income (loss)	76,727	—	(1,914)	74,813
Provision for loan losses	838	—	—	838
Net interest income (loss) after provision for loan losses	75,889	—	(1,914)	73,975
Non-interest income:
Investment management fees	—	37,258	(223)	37,035
Net gain on the sale and call of debt securities	77	—	—	77
Other non-interest income	9,393	3	—	9,396
Total non-interest income	9,470	37,261	(223)	46,508
Non-interest expense:
Intangible amortization expense	—	1,753	—	1,753
Change in fair value of acquisition earn out	—	(3,687)	—	(3,687)
Other non-interest expense	52,676	27,905	147	80,728
Total non-interest expense	52,676	25,971	147	78,794
Income (loss) before tax	32,683	11,290	(2,284)	41,689
Income tax expense (benefit)	9,568	4,357	(877)	13,048
Net income (loss)	$23,115	$6,933	$(1,407)	$28,641

[24] SUBSEQUENT EVENT

On January 17, 2019, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Series A Preferred Stock, which is payable on April 1, 2019, to preferred shareholders of record as of the close of business on March 18, 2019.

SELECTED QUARTERLY FINANCIAL DATA

The tables below summarize our unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	2018
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$58,162	$52,424	$47,784	$41,416
Interest expense	28,630	23,605	18,993	15,154
Net interest income	29,532	28,819	28,791	26,262
Provision (credit) for loan losses	(581)	(234)	415	195
Net interest income after provision for loan losses	30,113	29,053	28,376	26,067
Non-interest income:
Investment management fees	9,225	9,828	9,686	8,908
Net gain (loss) on the sale and call of debt securities	(76)	—	1	5
Other non-interest income	2,426	2,923	2,815	2,176
Total non-interest income	11,575	12,751	12,502	11,089
Non-interest expense:
Intangible amortization expense	503	502	502	461
Change in fair value of acquisition earn out	(218)	—	—	—
Other non-interest expense	26,018	25,184	24,816	23,389
Total non-interest expense	26,303	25,686	25,318	23,850
Income before tax	15,385	16,118	15,560	13,306
Income tax expense	265	1,807	968	2,905
Net income	$15,120	$14,311	$14,592	$10,401
Preferred stock dividends on Series A	679	679	762	—
Net income available to common shareholders	$14,441	$13,632	$13,830	$10,401

Earnings per common share:
Basic	$0.52	$0.49	$0.50	$0.38
Diluted	$0.50	$0.47	$0.48	$0.36

	2017
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$37,868	$35,575	$32,115	$28,737
Interest expense	13,069	11,970	10,082	7,821
Net interest income	24,799	23,605	22,033	20,916
Provision (credit) for loan losses	(1,665)	283	516	243
Net interest income after provision for loan losses	26,464	23,322	21,517	20,673
Non-interest income:
Investment management fees	9,416	9,214	9,130	9,340
Net gain (loss) on the sale and call of debt securities	56	15	241	(2)
Other non-interest income	2,667	2,477	2,341	2,071
Total non-interest income	12,139	11,706	11,712	11,409
Non-interest expense:
Intangible amortization expense	463	463	462	463
Other non-interest expense	25,255	22,349	21,322	20,695
Total non-interest expense	25,718	22,812	21,784	21,158
Income before tax	12,885	12,216	11,445	10,924
Income tax expense	842	2,184	3,024	3,432
Net income	$12,043	$10,032	$8,421	$7,492
Preferred stock dividends on Series A	—	—	—	—
Net income available to common shareholders	$12,043	$10,032	$8,421	$7,492

Earnings per common share:
Basic	$0.44	$0.36	$0.31	$0.27
Diluted	$0.42	$0.35	$0.29	$0.26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with the authorization of management and the directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct any identified deficiencies. Because of inherent limitations, internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of our internal control over financial reporting may vary over time.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2018, the Company’s system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
TriState Capital Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TriState Capital Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2019 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K Management Assertions on the Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 19, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 16, 2019, which proxy materials will be filed with the SEC no later than April 30, 2019, and are incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 16, 2019, which proxy materials will be filed with the SEC no later than April 30, 2019, and are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 16, 2019, which proxy materials will be filed with the SEC no later than April 30, 2019, and are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 16, 2019, which proxy materials will be filed with the SEC no later than April 30, 2019, and are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 16, 2019, which proxy materials will be filed with the SEC no later than April 30, 2019, and are incorporated by reference.

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

4.2
Designation of Rights and Privileges of TriState Capital Holdings, Inc. 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, which is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 20, 2018.

4.3
Deposit Agreement among TriState Capital Holdings, Inc., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein, which is incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 20, 2018.

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

10.7	TriState Capital Holdings, Inc. 2014 Omnibus Incentive Plan, which is incorporated by reference to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.

10.8	Form of Three-Year Officer Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, filed herewith.

10.9	Form of Five-Year Officer Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, filed herewith.

10.10	Form of Non-Employee Director Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, filed herewith.

10.11	TriState Capital Holdings, Inc. Short-Term Incentive Plan, which is incorporated by reference to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.

21	Subsidiaries of TriState Capital Holdings, Inc., filed herewith.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.

24	Power of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

Date:	February 19, 2019	By:	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

Date:	February 19, 2019	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 19, 2019	By:	/s/ James F. Getz
James F. Getz
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 19, 2019	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 19, 2019	By:	/s/ David L. Bonvenuto*
David L. Bonvenuto
Director

Date:	February 19, 2019	By:	/s/ Anthony J. Buzzelli*
Anthony J. Buzzelli
Director

Date:	February 19, 2019	By:	/s/ Helen Hanna Casey*
Helen Hanna Casey
Director

Date:	February 19, 2019	By:	/s/ E.H. (Gene) Dewhurst*
E.H. (Gene) Dewhurst
Director

Date:	February 19, 2019	By:	/s/ James J. Dolan*
James J. Dolan
Director

Date:	February 19, 2019	By:	/s/ Brian S. Fetterolf*
Brian S. Fetterolf
Director

Date:	February 19, 2019	By:	/s/ James E. Minnick*
James E. Minnick
Director

Date:	February 19, 2019	By:	/s/ Kim A. Ruth*
Kim A. Ruth
Director

Date:	February 19, 2019	By:	/s/ A. William Schenck, III*
A. William Schenck, III
Vice Chairman and Director

Date:	February 19, 2019	By:	/s/ Richard B. Seidel*
Richard B. Seidel
Director

Date:	February 19, 2019	By:	/s/ Mark L. Sullivan*
Mark L. Sullivan
Vice Chairman and Director

Date:	February 19, 2019	By:	/s/ John B. Yasinsky*
John B. Yasinsky
Director

	*	By:	/s/ James F. Getz
James F. Getz, Attorney-in-Fact