Form 10-Q
period 2019-03-31
TriState Capital Holdings, Inc.
filed 2019-05-07
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
___________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	TSC	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock	TSCAP	Nasdaq Global Select Market
___________

As of April 30, 2019, there were 29,354,333 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2019	December 31, 2018

ASSETS

Cash	$364	$367
Interest-earning deposits with other institutions	237,203	183,625
Federal funds sold	6,344	5,993
Cash and cash equivalents	243,911	189,985
Debt securities available-for-sale, at fair value	238,722	233,296
Debt securities held-to-maturity, at cost	216,915	196,131
Equity securities, at fair value	11,379	12,661
Federal Home Loan Bank stock	20,071	24,671
Total investment securities	487,087	466,759
Loans and leases held-for-investment	5,336,725	5,132,873
Allowance for loan and lease losses	(14,712)	(13,208)
Loans and leases held-for-investment, net	5,322,013	5,119,665
Accrued interest receivable	23,847	20,702
Investment management fees receivable, net	7,894	7,299
Goodwill	41,660	41,660
Intangible assets, net of accumulated amortization of $8,931 and $8,429, respectively	25,701	26,203
Office properties and equipment, net of accumulated depreciation of $12,789 and $12,385, respectively	5,379	5,126
Operating lease right-of-use asset	24,766	—
Bank owned life insurance	68,729	68,309
Prepaid expenses and other assets	93,023	89,947
Total assets	$6,344,010	$6,035,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$5,337,704	$5,050,461
Borrowings, net	398,216	404,166
Accrued interest payable on deposits and borrowings	5,797	5,204
Deferred tax liability, net	4,315	3,513
Acquisition earn out liability	—	2,920
Operating lease liability	24,766	—
Other accrued expenses and other liabilities	76,655	90,037
Total liabilities	5,847,453	5,556,301

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 31,386,743 and 30,893,584, respectively; Shares outstanding - 29,351,833 and 28,878,674, respectively	293,697	293,355
Additional paid-in capital	16,940	15,364
Retained earnings	177,894	164,009
Accumulated other comprehensive income (loss), net	502	(1,331)
Treasury stock (2,034,910 and 2,014,910 shares, respectively)	(30,944)	(30,511)
Total shareholders’ equity	496,557	479,354
Total liabilities and shareholders’ equity	$6,344,010	$6,035,655

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018

Interest income:
Loans and leases	$57,262	$39,027
Investments	4,353	1,784
Interest-earning deposits	1,287	605
Total interest income	62,902	41,416

Interest expense:
Deposits	29,333	13,401
Borrowings	3,197	1,753
Total interest expense	32,530	15,154
Net interest income	30,372	26,262
Provision (credit) for loan and lease losses	(377)	195
Net interest income after provision for loan and lease losses	30,749	26,067
Non-interest income:
Investment management fees	9,424	8,908
Service charges on deposits	136	134
Net gain on the sale and call of debt securities	28	5
Swap fees	1,803	1,248
Commitment and other loan fees	531	332
Other income	1,147	462
Total non-interest income	13,069	11,089
Non-interest expense:
Compensation and employee benefits	16,775	15,468
Premises and occupancy costs	1,270	1,290
Professional fees	995	1,095
FDIC insurance expense	1,421	1,146
General insurance expense	294	247
State capital shares tax	380	427
Travel and entertainment expense	835	646
Intangible amortization expense	502	461
Other operating expenses	4,200	3,070
Total non-interest expense	26,672	23,850
Income before tax	17,146	13,306
Income tax expense	2,582	2,905
Net income	$14,564	$10,401
Preferred stock dividends on Series A	679	—
Net income available to common shareholders	$13,885	$10,401

Earnings per common share:
Basic	$0.50	$0.38
Diluted	$0.48	$0.36

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018

Net income	$14,564	$10,401

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $766 and $(222), respectively	2,430	(758)

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $(4) and $(1), respectively	(13)	(4)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $(44) and $220, respectively	(162)	722

Reclassification adjustment for gains included in net income on derivatives, net of tax expense of $(139) and $(37), respectively	(422)	(121)

Other comprehensive income (loss)	1,833	(161)

Total comprehensive income	$16,397	$10,240

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock (Series A)	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	$—	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071
Impact of adoption of ASU 2014-09	—	—	—	534	—	—	534
Reclassification for equity securities under ASU 2016-01	—	—	—	(286)	286	—	—
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	(274)	274	—	—
Net income	—	—	—	10,401	—	—	10,401
Other comprehensive loss	—	—	—	—	(161)	—	(161)
Issuance of preferred stock (net of offering costs of $1,810)	38,440	—	—	—	—	—	38,440
Exercise of stock options	—	1,211	(690)	—	—	—	521
Purchase of treasury stock	—	—	—	—	—	(575)	(575)
Stock-based compensation	—	—	1,998	—	—	—	1,998
Balance, March 31, 2018	$38,440	$290,718	$11,598	$122,107	$1,645	$(24,279)	$440,229

Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354
Net income	—	—	—	14,564	—	—	14,564
Other comprehensive income	—	—	—	—	1,833	—	1,833
Preferred stock dividend	—	—	—	(679)	—	—	(679)
Exercise of stock options	—	342	(154)	—	—	—	188
Purchase of treasury stock	—	—	—	—	—	(433)	(433)
Stock-based compensation	—	—	1,730	—	—	—	1,730
Balance, March 31, 2019	$38,468	$293,697	$16,940	$177,894	$502	$(30,944)	$496,557

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$14,564	$10,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and intangible amortization expense	906	842
Amortization of deferred financing costs	51	50
Provision (credit) for loan losses	(377)	195
Net gain on the sale of loans	—	(19)
Stock-based compensation expense	1,730	1,998
Net gain on the sale or call of debt securities available-for-sale	(17)	(2)
Net gain on the call of debt securities held-to-maturity	(11)	(3)
Income from equity securities	(719)	—
Net amortization (accretion) of premiums and discounts on debt securities	(5)	234
Decrease (increase) in investment management fees receivable, net	(595)	194
Increase in accrued interest receivable	(3,145)	(1,493)
Increase (decrease) in accrued interest payable	593	(65)
Bank owned life insurance income	(420)	(426)
Decrease in income taxes payable	(488)	—
Decrease in prepaid income taxes	7,066	12,164
Deferred tax provision	223	582
Decrease in accounts payable and other accrued expenses	(19,323)	(10,405)
Other, net	(4,173)	634
Net cash provided by (used in) operating activities	(4,140)	14,881
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(12,425)	(28,951)
Purchase of debt securities held-to-maturity	(42,367)	—
Purchase of equity securities	—	(66)
Proceeds from the sale of debt securities available-for-sale	—	2,037
Proceeds from the sale of equity securities	2,000	—
Principal repayments and maturities of debt securities available-for-sale	10,202	3,074
Principal repayments and maturities of debt securities held-to-maturity	21,595	895
Investment in low income housing and historic tax credits	(311)	—
Net redemption (purchase) of Federal Home Loan Bank stock	4,600	(3,000)
Net increase in loans and leases	(201,971)	(121,641)
Proceeds from loan sales	—	3,342
Additions to office properties and equipment	(656)	(221)
Net cash used in investing activities	(219,333)	(144,531)
Cash flows from financing activities:
Net increase in deposit accounts	287,243	111,344
Net decrease in Federal Home Loan Bank advances	(5,000)	(25,000)
Net decrease in line of credit advances	(1,000)	(6,200)
Net proceeds from issuance of preferred stock	—	38,440
Net proceeds from exercise of stock options	188	521
Payment of contingent consideration	(2,920)	—
Purchase of treasury stock	(433)	(575)
Dividends paid on preferred stock	(679)	—
Net cash provided by financing activities	277,399	118,530
Net change in cash and cash equivalents during the period	53,926	(11,120)
Cash and cash equivalents at beginning of the period	189,985	156,153
Cash and cash equivalents at end of the period	$243,911	$145,033

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest expense	$31,886	$15,169
Income taxes	$(4,219)	$(9,841)
Other non-cash activity:
Operating lease right-of-use asset	$24,766	$—

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

The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities and the Board of Governors of the Federal Reserve System and its Reserve Banks, which we refer to as the Federal Reserve. Chartwell is a registered investment adviser regulated by the Securities and Exchange Commission (“SEC”). CTSC Securities is regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of related revenues and expenses during the reporting period. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than those anticipated in the estimates, which could materially affect the financial results of our operations and financial condition.

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan and lease losses, valuation of goodwill and other intangible assets and their evaluation for impairment, and deferred income taxes and their related recoverability, each of which is discussed later in this section.

CONSOLIDATION
Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly owned subsidiary, Meadowood Asset Management, LLC (established in 2011 to hold and manage the foreclosed properties for the Bank), after elimination of inter-company accounts and transactions. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to SEC rules for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures, considered necessary for the fair presentation of the accompanying unaudited condensed consolidated financial statements, have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the related notes for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2019.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, interest-earning deposits with other institutions, federal funds sold and short-term investments that have an original maturity of 90 days or less.

BUSINESS COMBINATIONS
The Company accounts for business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value as of the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price, which includes an initial measurement of any contingent earn out, and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill in the consolidated statements of financial condition. A change in the initial estimate of any contingent earn out amounts is recorded to non-interest expense in the consolidated statements of income.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded to interest income on investments over the estimated life of the security utilizing the level yield method. We evaluate impaired investment securities quarterly to determine if impairments are temporary or other-than-temporary. For impaired debt and equity securities, management first determines whether it intends to sell or if it is more likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements, and securities portfolio management. If the Company intends to sell a security with a fair value below amortized cost or if it is more likely than not that it will be required to sell such a security before recovery, an other-than-temporary impairment (“OTTI”) charge is recorded through current period earnings for the full decline in fair value below amortized cost. For debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, an OTTI charge is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income and the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of March 31, 2019 and December 31, 2018. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

LOANS AND LEASES
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

The Company is a party to financial instruments with off-balance sheet risk, such as commitments to extend credit, in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the lending agreement. Commitments generally have fixed expiration dates or other termination clauses (i.e., loans due on demand) and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the unfunded commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management’s credit evaluation of the borrower.

OTHER REAL ESTATE OWNED
Real estate owned, other than bank premises, is recorded at fair value less estimated selling costs. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings when incurred. Depreciation is not recorded on other real estate owned (“OREO”) properties.

ALLOWANCE FOR LOAN AND LEASE LOSSES
The allowance for loan and lease losses is established through provisions for loan and lease losses that are recorded in the consolidated statements of income. Loans and leases are charged off against the allowance for loan and lease losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans and leases previously charged off, the recovered amount is credited to the allowance for loan and lease losses.

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan and lease portfolio as of March 31, 2019 and December 31, 2018. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan and lease losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan and lease losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

The two components of the allowance for loan and lease losses represent estimates of general reserves based upon Accounting Standards Codification (“ASC”) Topic 450, Contingencies; and specific reserves based upon ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

In management’s opinion, a loan or lease is impaired, based upon current information and events, when it is probable that the loan or lease will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans and leases to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

In estimating probable loan and lease loss of general reserves, management considers numerous factors, including historical charge-offs and subsequent recoveries. Management also considers qualitative factors that influence our credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, and the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve.

Management bases the computation of the allowance for loan and lease losses of general reserves on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio in addition to the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios: private banking loans, commercial and industrial (“C&I”) loans and leases, and commercial real estate (“CRE”) loans. As the loan loss history, mix and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan and lease losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories, or risk factors, and applies a quantitative percentage that drives the secondary factor. There are nine risk factors and each risk factor is assigned a reserve level based on management’s judgment as to the probable impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

The Company also maintains a reserve for losses on unfunded commitments. This reserve is reflected as a component of other liabilities and, in management’s judgment, is sufficient to cover probable losses inherent in the loan commitments. Management tracks the level and trends in unused commitments and takes into consideration the same factors as those considered for purposes of the allowance for loan and lease losses on outstanding loans.

INVESTMENT MANAGEMENT FEES
The Company recognizes investment management fee revenue when advisory services are performed. Fees are based on assets under management and are calculated pursuant to individual client contracts. Investment management fees are generally received on a quarterly basis. Certain incremental costs incurred to acquire some of our investment management contracts are deferred and amortized to non-interest expense over the estimated life of the contract.

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary, and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the three months ended March 31, 2019, and no allowance for uncollectible accounts as of March 31, 2019. There was no bad debt expense recorded for the three months ended March 31, 2018, and there was no allowance for uncollectible accounts as of December 31, 2018.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing the two-step goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two-step goodwill impairment test is not required. Goodwill is evaluated for potential impairment by determining if the fair value has fallen below carrying value.

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of these assets exceeds its fair value. If the carrying value exceeds the fair value of the asset, an impairment loss is recorded in an amount equal to any such excess and the assets are reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as trade name, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 25 years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are stated at cost less accumulated depreciation. Office properties include furniture, fixtures and leasehold improvements. Equipment includes computer equipment and internal use software. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Estimated useful lives are dependent upon the nature and condition of the asset and range from three to 10 years. Repairs and maintenance are charged to expense as incurred, while improvements that extend the useful life are capitalized and depreciated to non-interest expense over the estimated remaining life of the asset. When the Bank receives an allowance for improvements to be made to one of its leased offices, we record the allowance as a deferred liability and recognize it as a reduction to rent expense over the life of the related lease.

OPERATING LEASES
The Company is a lessee in noncancellable operating leases, primarily for its office spaces and other office equipment. The Company accounts for leases in accordance with ASC Topic 842, “Leases,” and records operating leases as a right-of-use asset and an offsetting lease liability in the consolidated statements of financial condition at the present value of the unpaid lease payments. The Company generally uses its incremental borrowing rate as the discount rate for operating leases. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

BANK OWNED LIFE INSURANCE
Bank owned life insurance (“BOLI”) policies on certain officers and employees are recorded at net cash surrender value on the consolidated statements of financial condition. Upon termination of a BOLI policy, the Company receives the cash surrender value. BOLI benefits are payable to the Company upon the death of the insured. Changes in net cash surrender value are recognized as non-interest income in the consolidated statements of income.

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

INCOME TAXES
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities with regard to a change in tax rates is recognized in income in the period that includes the enactment date. Management assesses all available evidence to determine the amount of deferred tax assets that are more likely than not to be realized. The available evidence used in connection with the assessments includes taxable income in prior periods, projected taxable income, potential tax planning strategies and projected reversals of deferred tax items. These assessments involve a degree of subjectivity and may undergo significant change. Changes to the evidence used in the assessments could have a material adverse effect on the Company’s results of operations in the period in which they occur. The Company considers uncertain tax positions that it has taken or expects to take on a tax return. Any interest and penalties related to unrecognized tax benefits would be recognized in income tax expense in the consolidated statements of income.

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

STOCK-BASED COMPENSATION
Compensation cost for all stock-based payments is based on the estimated grant-date fair value. The value of the portion of the award that is ultimately expected to vest is included in compensation and employee benefits expense in the consolidated statements of income and recorded as a component of additional paid-in capital. Compensation expense for all awards is recognized on a straight-line basis over the requisite service period for the entire grant.

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

FAIR VALUE MEASUREMENT
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date, using assumptions market participants would use when pricing such an asset or liability. An orderly transaction assumes exposure to the market for a customary period for marketing activities prior to the measurement date and not a forced liquidation or distressed sale. Fair value measurement and disclosure guidance provides a three-level hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories:

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains and the non-credit component of unrealized losses on the Company’s debt securities available-for-sale are included in accumulated other comprehensive income (loss), net of applicable income taxes. Also included in accumulated other comprehensive income (loss) is the remaining unamortized balance of the unrealized holding gains (non-credit losses) net of applicable income taxes, that existed on the transfer date for debt securities reclassified into the held-to-maturity category from the available-for-sale category.

Unrealized holding gains (losses) on the effective portion of the Company’s cash flow hedge derivatives are included in accumulated other comprehensive income (loss), net of applicable income taxes, which will be reclassified to interest expense as interest payments are made on the Company’s debt.

Income tax effects in accumulated other comprehensive income (loss) are released as investments are sold or matured and as liabilities are extinguished.

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

RECENT ACCOUNTING DEVELOPMENTS
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. Retrospective adoption is required except for the following changes, which are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption: (1) changes in unrealized gains and losses included in other comprehensive income for Level 3 instruments; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements; and (3) the narrative description of measurement uncertainty. Early adoption is permitted. An entity may early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, among other things, requires lessees to recognize most leases on the balance sheet and disclose key information about leasing arrangements. This will result in an increase to a company’s reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, “Leases” and replaces it with Topic 842 “Leases.” This standard is effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for annual and interim periods in fiscal years beginning after December 15, 2018. This standard provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company’s operating leases primarily relate to our six office spaces and other office equipment. We have completed our assessment of this standard and have recognized a lease liability and related right-of-use asset on our balance sheet, with no impact on our income statement. The Company adopted this standard and all standards related to Topic 842 on January 1, 2019, and elected to apply it as of the beginning of the period of adoption. Of the optional practical expedients available under ASU 2016-02, all have been adopted except for the hindsight practical expedient.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$157,923	$1,244	$721	$158,446
Trust preferred securities	17,996	—	518	17,478
Agency collateralized mortgage obligations	32,438	18	50	32,406
Agency mortgage-backed securities	20,194	123	183	20,134
Agency debentures	10,000	258	—	10,258
Total debt securities available-for-sale	238,551	1,643	1,472	238,722
Debt securities held-to-maturity:
Corporate bonds	27,182	236	41	27,377
Agency debentures	163,861	745	2	164,604
Municipal bonds	21,475	102	2	21,575
Agency mortgage-backed securities	4,397	183	—	4,580
Total debt securities held-to-maturity	216,915	1,266	45	218,136
Total debt securities	$455,466	$2,909	$1,517	$456,858

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

Interest income on investment securities was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Taxable interest income	$3,872	$1,414
Non-taxable interest income	104	110
Dividend income	377	260
Total interest income on investment securities	$4,353	$1,784

As of March 31, 2019, the contractual maturities of the debt securities were:

	March 31, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$13,425	$13,415	$2,124	$2,127
Due from one to five years	111,769	112,899	38,495	38,595
Due from five to ten years	42,663	42,016	140,515	141,032
Due after ten years	70,694	70,392	35,781	36,382
Total debt securities	$238,551	$238,722	$216,915	$218,136

The $70.4 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of March 31, 2019, included $42.5 million, or 60.4%, that are floating-rate securities. The $140.5 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of March 31, 2019, included $20.8 million that have call provisions within the next four years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2019	2018	2019	2018
Proceeds from sales	$—	$2,037	$—	$—
Proceeds from calls	1,224	—	21,460	895
Total proceeds	$1,224	$2,037	$21,460	$895

Gross realized gains	$17	$2	$11	$3
Gross realized losses	—	—	—	—
Net realized gains	$17	$2	$11	$3

Debt securities available-for-sale of $3.2 million as of March 31, 2019, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$14,862	$19	$38,191	$702	$53,053	$721
Trust preferred securities	17,478	518	—	—	17,478	518
Agency collateralized mortgage obligations	24,099	40	2,944	10	27,043	50
Agency mortgage-backed securities	2,832	31	8,361	152	11,193	183
Total debt securities available-for-sale	59,271	608	49,496	864	108,767	1,472
Debt securities held-to-maturity:
Corporate bonds	2,978	22	980	19	3,958	41
Agency debentures	—	—	1,984	2	1,984	2
Municipal bonds	—	—	891	2	891	2
Total debt securities held-to-maturity	2,978	22	3,855	23	6,833	45
Total temporarily impaired debt securities (1)	$62,249	$630	$53,351	$887	$115,600	$1,517

(1)	The number of investment positions with unrealized losses totaled 37 for available-for-sale securities and 6 for held-to-maturity securities.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$110,200	$789	$22,954	$872	$133,154	$1,661
Trust preferred securities	16,849	1,115	—	—	16,849	1,115
Non-agency collateralized loan obligations	—	—	390	3	390	3
Agency collateralized mortgage obligations	—	—	3,015	4	3,015	4
Agency mortgage-backed securities	5,851	51	8,690	297	14,541	348
Agency debentures	3,487	49	—	—	3,487	49
Total debt securities available-for-sale	136,387	2,004	35,049	1,176	171,436	3,180
Debt securities held-to-maturity:
Corporate bonds	3,978	22	—	—	3,978	22
Agency debentures	1,952	34	—	—	1,952	34
Municipal bonds	16,105	51	2,110	10	18,215	61
Agency mortgage-backed securities	4,382	27	—	—	4,382	27
Total debt securities held-to-maturity	26,417	134	2,110	10	28,527	144
Total temporarily impaired debt securities (1)	$162,804	$2,138	$37,159	$1,186	$199,963	$3,324

(1)	The number of investment positions with unrealized losses totaled 78 for available-for-sale securities and 29 for held-to-maturity securities.

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

There were no outstanding debt securities classified as trading as of March 31, 2019 and December 31, 2018.

Equity securities consist of mutual funds investing in short-duration, corporate bonds and mid-cap value equities. There were $11.4 million and $12.7 million in equity securities outstanding as of March 31, 2019 and December 31, 2018, respectively.

There was $20.1 million and $24.7 million in FHLB stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

[3] LOANS AND LEASES

The Company generates loans through the private banking and middle-market banking channels. The private banking channel primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash, marketable securities or cash value life insurance. The middle-market banking channel consists of our C&I loan and lease portfolio and CRE loan portfolio, which serve middle-market businesses and real estate developers in our primary markets.

Loans and leases held-for-investment were comprised of the following:

	March 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$2,976,451	$859,480	$1,496,493	$5,332,424
Deferred loan costs (fees)	5,522	2,925	(4,146)	4,301
Loans and leases held-for-investment, net of deferred fees and costs	2,981,973	862,405	1,492,347	5,336,725
Allowance for loan and lease losses	(2,001)	(7,041)	(5,670)	(14,712)
Loans and leases held-for-investment, net	$2,979,972	$855,364	$1,486,677	$5,322,013

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$2,864,094	$781,836	$1,482,148	$5,128,078
Deferred loan costs (fees)	5,449	3,484	(4,138)	4,795
Loans and leases held-for-investment, net of deferred fees and costs	2,869,543	785,320	1,478,010	5,132,873
Allowance for loan and lease losses	(1,942)	(5,764)	(5,502)	(13,208)
Loans and leases held-for-investment, net	$2,867,601	$779,556	$1,472,508	$5,119,665

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of March 31, 2019 and December 31, 2018, was $3.88 billion and $3.54 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $550,000 and $542,000 as of March 31, 2019 and December 31, 2018, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $58.0 million and $64.4 million as of March 31, 2019 and December 31, 2018, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of March 31, 2019 and December 31, 2018, included in the total unfunded commitments above, was $71.3 million and $60.0 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the three months ended March 31, 2019 and 2018, there were draws on standby letters of credit totaling $48,000 and $2.1 million, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

[4] ALLOWANCE FOR LOAN AND LEASE LOSSES

Our allowance for loan and lease losses represents our estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the Company’s three loan portfolios (private banking loans, C&I loans and leases, and CRE loans) improves. Management evaluates the adequacy of the allowance quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan and lease losses on an annual basis. The calculation of the allowance for loan and lease losses takes into consideration the inherent risk identified within each of the Company’s three loan portfolios. In addition, management takes into account the historical loss experience of each loan portfolio to ensure that the allowance for loan and lease losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for more details on the Company’s allowance for loan and lease losses policy.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities or cash value life insurance, which were 96.9% and 96.7% of total private banking loans as of March 31, 2019 and December 31, 2018, respectively.

Middle-Market Banking: Commercial and Industrial Loans and Leases
This loan portfolio primarily includes loans and leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases, except for certain commercial loans that are secured by marketable securities.

The borrower’s industry and local and regional economic conditions are important indicators of risk for this loan portfolio. Collateral for these types of loans at times does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. C&I loans collateralized by marketable securities are treated the same as private banking loans for purposes of the allowance for loan and lease loss calculation.

Middle-Market Banking: Commercial Real Estate Loans
This loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. The primary source of repayment for CRE loans secured by owner-occupied properties is cash flow from the borrower’s operations. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for CRE loans secured by investment properties. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk for these loans is generally confined to the construction period. If there are problems the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose and collateral of the loans are important indicators of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as the condition of the local and regional economies, whether or not the project is owner-occupied, the type of project, and the experience and resources of the developer.

On a monthly basis, management monitors various credit quality indicators for the loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company monitors the collateral of loans secured by cash, marketable securities or cash value life insurance within the private banking portfolio, which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for the Company’s policy for determining past due status of loans.

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

The following tables present the recorded investment in loans by credit quality indicator:

	March 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,979,766	$837,922	$1,489,947	$5,307,635
Special mention	—	19,361	2,400	21,761
Substandard	2,207	5,122	—	7,329
Loans and leases held-for-investment	$2,981,973	$862,405	$1,492,347	$5,336,725

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,864,774	$767,540	$1,475,793	$5,108,107
Special mention	2,532	12,636	2,217	17,385
Substandard	2,237	5,144	—	7,381
Loans and leases held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

Changes in the allowance for loan and lease losses were as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,942	$5,764	$5,502	$13,208
Provision (credit) for loan losses	59	(604)	168	(377)
Charge-offs	—	—	—	—
Recoveries	—	1,881	—	1,881
Balance, end of period	$2,001	$7,041	$5,670	$14,712

	Three Months Ended March 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,577	$8,043	$4,797	$14,417
Provision (credit) for loan losses	(21)	217	(1)	195
Charge-offs	—	—	—	—
Recoveries	—	206	—	206
Balance, end of period	$1,556	$8,466	$4,796	$14,818

The following tables present the age analysis of past due loans and leases segregated by class:

	March 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$13	$—	$2,173	$2,186	$2,979,787	$2,981,973
Commercial and industrial	—	—	—	—	862,405	862,405
Commercial real estate	—	—	—	—	1,492,347	1,492,347
Loans and leases held-for-investment	$13	$—	$2,173	$2,186	$5,334,539	$5,336,725

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$1,040	$173	$2,000	$3,213	$2,866,330	$2,869,543
Commercial and industrial	—	—	—	—	785,320	785,320
Commercial real estate	—	—	—	—	1,478,010	1,478,010
Loans and leases held-for-investment	$1,040	$173	$2,000	$3,213	$5,129,660	$5,132,873

Non-Performing and Impaired Loans

Management monitors the delinquency status of the Company’s loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

Management determines loans to be impaired when, based upon current information and events, it is probable that the loan will not be repaid according to the original contractual terms of the loan agreement, including both principal and interest, or if a loan is designated as a TDR. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for the Company’s policy on evaluating loans for impairment and interest income.

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Three Months Ended March 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$2,207	$2,393	$557	$2,216	$—
Commercial and industrial	5,122	5,191	1,200	5,122	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	7,329	7,584	1,757	7,338	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	2,207	2,393	557	2,216	—
Commercial and industrial	5,122	5,191	1,200	5,122	—
Commercial real estate	—	—	—	—	—
Total	$7,329	$7,584	$1,757	$7,338	$—

As of and for the Twelve Months Ended December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$2,237	$2,421	$437	$2,293	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	2,237	2,421	437	2,293	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	2,237	2,421	437	2,293	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$2,237	$2,421	$437	$2,293	$—

Impaired loans as of March 31, 2019 and December 31, 2018, were $7.3 million and $2.2 million, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the three months ended March 31, 2019, and the twelve months ended December 31, 2018. As of March 31, 2019 and December 31, 2018, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $1.8 million and $437,000 as of March 31, 2019 and December 31, 2018, respectively.

The following tables present the allowance for loan and lease losses and recorded investment in loans by class:

	March 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$557	$1,200	$—	$1,757
Collectively evaluated for impairment	1,444	5,841	5,670	12,955
Total allowance for loan and lease losses	$2,001	$7,041	$5,670	$14,712
Loans and leases held-for-investment:
Individually evaluated for impairment	$2,207	$5,122	$—	$7,329
Collectively evaluated for impairment	2,979,766	857,283	1,492,347	5,329,396
Loans and leases held-for-investment	$2,981,973	$862,405	$1,492,347	$5,336,725

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$437	$—	$—	$437
Collectively evaluated for impairment	1,505	5,764	5,502	12,771
Total allowance for loan and lease losses	$1,942	$5,764	$5,502	$13,208
Loans and leases held-for-investment:
Individually evaluated for impairment	$2,237	$—	$—	$2,237
Collectively evaluated for impairment	2,867,306	785,320	1,478,010	5,130,636
Loans and leases held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$—	$—
Non-accrual loans	207	237
Total troubled debt restructurings	$207	$237

There were no unused commitments on loans designated as troubled debt restructurings as of March 31, 2019 and December 31, 2018.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2019, and a loan totaling $196,000 modified as a TDR within 12 months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2018.

There were no loans newly designated as TDRs during the three months ended March 31, 2019 and 2018.

Other Real Estate Owned

As of March 31, 2019 and December 31, 2018, the balance of the other real estate owned portfolio was $3.1 million and $3.4 million, respectively. There were no residential mortgage loans in the process of foreclosure as of March 31, 2019.

[5] OPERATING LEASES

The Company has noncancellable operating leases primarily for its six office spaces and other office equipment that expire between 2019 and 2036. These leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain that it will exercise these renewal options, the options are not considered in determining the lease terms, and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for many of the Company’s leases, variable payments. Variable payments for office space leases include the Company’s proportionate share of the building’s property taxes, insurance and common area maintenance. For office equipment leases for which the Company has elected not to separate lease and nonlease components, maintenance services are provided by the lessor at a fixed cost and are included in the fixed lease payments for the single, combined lease component.

Operating lease cost for the three months ended March 31, 2019, was $368,000. As of March 31, 2019, the weighted average remaining lease term was 14.3 years and the weighted average discount rate as 4.25%.

Maturities of lease liabilities under noncancellable leases as of March 31, 2019, are as follows:

(Dollars in thousands)	Amount
March 31,
2020	$2,510
2021	2,539
2022	2,793
2023	2,292
2024	2,174
Thereafter	21,664
Total undiscounted lease payments	$33,972
Imputed interest	(9,206)
Operating lease liability	$24,766

[6] DEPOSITS

As of March 31, 2019 and December 31, 2018, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	March 31, 2019	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$292,188	$258,268
Interest-bearing checking accounts	0.05 to 3.04%	2.31%	2.29%	895,948	778,131
Money market deposit accounts	0.10 to 3.25%	2.53%	2.45%	2,760,147	2,781,870
Total demand and savings accounts				3,948,283	3,818,269
Certificates of deposit	1.29 to 3.25%	2.63%	2.39%	1,389,421	1,232,192
Total deposits				$5,337,704	$5,050,461
Weighted average rate on interest-bearing accounts		2.52%	2.41%

As of March 31, 2019 and December 31, 2018, the Bank had total brokered deposits of $618.1 million and $641.4 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $799.5 million and $565.3 million as of March 31, 2019 and December 31, 2018, respectively, and were considered non-brokered.

As of March 31, 2019 and December 31, 2018, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $631.0 million and $569.8 million, respectively. As of March 31, 2019 and December 31, 2018, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $282.1 million and $230.0 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	March 31, 2019	December 31, 2018
12 months or less	$1,096,823	$992,468
12 months to 24 months	237,847	181,456
24 months to 36 months	54,751	58,268
Total	$1,389,421	$1,232,192

Interest expense on deposits was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Interest-bearing checking accounts	$4,542	$1,621
Money market deposit accounts	16,540	8,113
Certificates of deposit	8,251	3,667
Total interest expense on deposits	$29,333	$13,401

[7] BORROWINGS

As of March 31, 2019 and December 31, 2018, borrowings were comprised of the following:

	March 31, 2019			December 31, 2018
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit	2.70%	$140,000	5/1/2019	2.62%	$250,000	5/1/2019
Issued 3/29/2019	2.73%	100,000	7/1/2019		—
Issued 3/29/2019	2.70%	70,000	4/1/2019		—
Issued 1/8/2019	2.73%	50,000	4/8/2019		—
Issued 12/31/2018		—		2.65%	65,000	1/2/2019
Issued 10/10/2018		—		2.54%	50,000	1/8/2019
Line of credit borrowings	5.48%	3,250	10/17/2019	5.47%	4,250	9/28/2019
Subordinated notes payable (net of debt issuance costs of $34 and $84)	5.75%	34,966	7/1/2019	5.75%	34,916	7/1/2019
Total borrowings, net		$398,216			$404,166

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of March 31, 2019, the Bank’s borrowing capacity is based on the information provided in the December 31, 2018, QCR filing. As of March 31, 2019, the Bank had securities held in safekeeping at the FHLB with a fair value of $3.2 million, combined with pledged loans of $1.18 billion, for a gross borrowing capacity of $841.3 million, of which $360.0 million was outstanding in advances. As of December 31, 2018, there was $365.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of March 31, 2019 and December 31, 2018, there were no outstanding borrowings under these lines of credit and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain commercial clients of the Bank.

The holding company maintains an unsecured line of credit of $50.0 million with Texas Capital Bank. As of March 31, 2019 and December 31, 2018, there was $3.3 million and $4.3 million outstanding under this line of credit, respectively.

Interest expense on borrowings was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
FHLB borrowings	$2,585	$1,147
Line of credit borrowings	58	52
Subordinated notes payable	554	554
Total interest expense on borrowings	$3,197	$1,753

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

When, as, and if declared by the board of directors (the “Board”) of the Company, dividends will be payable on the Series A Preferred Stock from the date of issuance to, but excluding April 1, 2023, at a rate of 6.75% per annum, payable quarterly, in arrears, and from and including April 1, 2023, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 398.5 basis points per annum, payable quarterly, in arrears. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2023, as described in the prospectus supplement relating to the offering filed with the SEC on March 19, 2018.

During the three months ended March 31, 2019, the Company paid dividends of $679,000, or $0.42 per depositary share, on its Series A Preferred Stock.

Under authorization by the Board, the Company was permitted to repurchase its common stock up to prescribed amounts, of which $1.8 million remained available as of March 31, 2019. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company. During the three months ended March 31, 2019, the Company repurchased a total of 20,000 shares for approximately $433,000, at an average cost of $21.65 per share, which are held as treasury stock. During the three months ended March 31, 2018, the Company repurchased a total of 24,200 shares for approximately $575,000, at an average cost of $23.76 per share, which are held as treasury stock.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares (Series A) Outstanding	Number of Common Shares Outstanding
Balance, December 31, 2017	—	28,591,101
Issuance of preferred stock	40,250	—
Issuance of restricted common stock	—	359,613
Forfeitures of restricted common stock	—	(2,000)
Exercise of stock options	—	51,700
Purchase of treasury stock	—	(24,200)
Balance, March 31, 2018	40,250	28,976,214

Balance, December 31, 2018	40,250	28,878,674
Issuance of restricted common stock	—	538,703
Forfeitures of restricted common stock	—	(61,474)
Exercise of stock options	—	15,930
Purchase of treasury stock	—	(20,000)
Balance, March 31, 2019	40,250	29,351,833

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of March 31, 2019 and December 31, 2018, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The Basel III regulatory capital framework (the “Basel III”), which began phasing in on January 1, 2015, has replaced the regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new CET 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments, and established a new standardized approach for risk weightings.

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and was phased in ratably over a four-year period until it reached 2.5% on January 1, 2019. As of March 31, 2019 and December 31, 2018, the capital conservation buffer was 2.5% and 1.875%, respectively, in addition to the minimum capital adequacy levels shown in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$444,937	11.26%	$316,146	8.00%	N/A	N/A
Bank	$454,670	11.57%	$314,293	8.00%	$392,866	10.00%
Tier 1 risk-based capital ratio
Company	$431,428	10.92%	$237,110	6.00%	N/A	N/A
Bank	$439,408	11.18%	$235,720	6.00%	$314,293	8.00%
Common equity tier 1 risk-based capital ratio
Company	$394,213	9.98%	$177,832	4.50%	N/A	N/A
Bank	$439,408	11.18%	$176,790	4.50%	$255,363	6.50%
Tier 1 leverage ratio
Company	$431,428	7.13%	$242,001	4.00%	N/A	N/A
Bank	$439,408	7.29%	$241,042	4.00%	$301,303	5.00%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2019	2018

Net income available to common shareholders	$13,885	$10,401
Weighted average common shares outstanding:
Basic	27,832,839	27,594,691
Restricted stock - dilutive	538,711	642,789
Stock options - dilutive	332,086	473,626
Diluted	28,703,636	28,711,106

Earnings per common share:
Basic	$0.50	$0.38
Diluted	$0.48	$0.36

	Three Months Ended March 31,
	2019	2018
Anti-dilutive shares (1)	146,579	34,188

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[11] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments related to certain of the Company’s FHLB borrowings. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers while at the same time the Company enters into an offsetting derivative transaction in order to eliminate its interest rate risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of March 31, 2019 and December 31, 2018:

	Asset Derivatives		Liability Derivatives
	as of March 31, 2019		as of March 31, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$668	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	32,342	Other liabilities	32,351

Total	Other assets	$33,010	Other liabilities	$32,351

	Asset Derivatives		Liability Derivatives
	as of December 31, 2018		as of December 31, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,384	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	25,523	Other liabilities	25,518

Total	Other assets	$26,907	Other liabilities	$25,518

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of March 31, 2019 and December 31, 2018:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
March 31, 2019	$33,010	$—	$33,010	$(5,659)	$—	$27,351

December 31, 2018	$26,907	$—	$26,907	$(9,587)	$—	$17,320

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
March 31, 2019	$32,351	$—	$32,351	$(5,659)	$(21,565)	$5,127

December 31, 2018	$25,518	$—	$25,518	$(9,587)	$(3,941)	$11,990

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2019.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of March 31, 2019, were as follows:

(Dollars in thousands)	Notional Amount	Estimated Increase/(Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 6/29/2016	$100,000	$(445)	7/1/2019	3
Issued 1/8/2018	50,000	(145)	1/8/2021	21
Total	$150,000	$(590)

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)		2019	2018	2019	2018
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$561	$158	$(206)	$942

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2019, the Company had derivative transactions with an aggregate notional amount of $2.21 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended March 31,
(Dollars in thousands)		2019	2018
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$(20)	$25

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

As of March 31, 2019, the termination value of derivatives for which we had master netting arrangements with the counterparty and in a net liability position was $21.6 million, including accrued interest. As of March 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $24.4 million. If the Company had breached any of these provisions as of March 31, 2019, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$158,446	$—	$158,446
Trust preferred securities	—	17,478	—	17,478
Agency collateralized mortgage obligations	—	32,406	—	32,406
Agency mortgage-backed securities	—	20,134	—	20,134
Agency debentures	—	10,258	—	10,258
Equity securities	11,379	—	—	11,379
Interest rate swaps	—	33,010	—	33,010
Total financial assets	11,379	271,732	—	283,111

Financial liabilities:
Interest rate swaps	—	32,351	—	32,351
Acquisition earn out liability	—	—	—	—
Total financial liabilities	$—	$32,351	$—	$32,351

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$151,063	$—	$151,063
Trust preferred securities	—	16,849	—	16,849
Non-agency collateralized loan obligations	—	390	—	390
Agency collateralized mortgage obligations	—	33,718	—	33,718
Agency mortgage-backed securities	—	21,264	—	21,264
Agency debentures	—	10,012	—	10,012
Equity securities	12,661	—	—	12,661
Interest rate swaps	—	26,907	—	26,907
Total financial assets	12,661	260,203	—	272,864

Financial liabilities:
Interest rate swaps	—	25,518	—	25,518
Acquisition earn out liability	—	—	2,920	2,920
Total financial liabilities	$—	$25,518	$2,920	$28,438

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

ACQUISITION EARN OUT LIABILITY
The fair value of the Columbia Partners, L.L.C. Investment Management (“Columbia”) acquisition earn out liability was estimated based on management’s estimate of the projected annualized run-rate revenue of Columbia at December 31, 2018, and therefore are classified as Level 3. The earn out liability was fully paid in the three months ended March 31, 2019, and there is no remaining earn out liability.

NON-RECURRING FAIR VALUE MEASUREMENTS

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$5,572	$5,572
Other real estate owned	—	—	3,124	3,124
Total assets	$—	$—	$8,696	$8,696

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$1,800	$1,800
Other real estate owned	—	—	3,424	3,424
Total assets	$—	$—	$5,224	$5,224

As of March 31, 2019 and December 31, 2018, the Company recorded $1.8 million and $437,000, respectively, of specific reserves to allowance for loan and lease losses as a result of adjusting the fair value of impaired loans.

IMPAIRED LOANS
A loan is considered impaired when management determines it is probable that all of the principal and interest due under the original terms of the loan may not be collected or if a loan is designated as a TDR. Impairment is measured based on a discounted cash flow of ongoing operations, discounted at the loan’s original effective interest rate, or a calculation of the fair value of the underlying collateral less estimated selling costs. Our policy is to obtain appraisals on collateral supporting impaired loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and cause us to believe our recoverable value may be less than the independent appraised value. Accordingly, impaired loans are classified as Level 3. The Company measures impairment on all loans as part of the allowance for loan and lease losses.

OTHER REAL ESTATE OWNED
OREO is comprised of property acquired through foreclosure or voluntarily conveyed by borrowers. These assets are recorded on the date acquired at fair value, less estimated disposition costs, with the fair value being determined by appraisal. Our policy is to obtain appraisals on collateral supporting OREO on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral and, under certain circumstances, additional factors that may arise and cause us to believe our recoverable value may be less than the independent appraised value. Accordingly, OREO is classified as Level 3.

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$5,572	Collateral	Appraisal value or liquidation analysis and discount due to salability conditions	63%

Other real estate owned	$3,124	Collateral	Appraisal value and discount due to salability conditions	18%

(1)
Fair value is generally determined through independent appraisals or liquidation analysis of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow of ongoing operations if the loan is not collateral dependent.

	December 31, 2018
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Multiple/ Discount Rate
Acquisition earn out liability	$2,920	Income approach	Run-rate revenue multiple; client retention	1.6 times

Loans measured for impairment, net	$1,800	Collateral	Appraisal value and discount due to salability conditions	16%

Other real estate owned	$3,424	Collateral	Appraisal value and discount due to salability conditions	10%

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow of ongoing operations if the loan is not collateral dependent.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes of the carrying amounts and estimated fair values of financial instruments:

		March 31, 2019		December 31, 2018
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$243,911	$243,911	$189,985	$189,985
Debt securities available-for-sale	2	238,722	238,722	233,296	233,296
Debt securities held-to-maturity	2	216,915	218,136	196,131	196,823
Equity securities	1	11,379	11,379	12,661	12,661
Federal Home Loan Bank stock	2	20,071	20,071	24,671	24,671
Loans and leases held-for-investment, net	3	5,322,013	5,323,241	5,119,665	5,119,562
Accrued interest receivable	2	23,847	23,847	20,702	20,702
Investment management fees receivable, net	2	7,894	7,894	7,299	7,299
Bank owned life insurance	2	68,729	68,729	68,309	68,309
Other real estate owned	3	3,124	3,124	3,424	3,424
Interest rate swaps	2	33,010	33,010	26,907	26,907

Financial liabilities:
Deposits	2	$5,337,704	$5,342,816	$5,050,461	$5,048,079
Borrowings, net	2	398,216	398,174	404,166	404,084
Acquisition earn out liability	3	—	—	2,920	2,920
Interest rate swaps	2	32,351	32,351	25,518	25,518

During the three months ended March 31, 2019 and 2018, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2019 and December 31, 2018:

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

LOANS AND LEASES HELD-FOR-INVESTMENT
The fair value of loans and leases held-for-investment is estimated by discounting the future cash flows using market rates (utilizing both unobservable and certain observable inputs when applicable) at which similar loans would be made to borrowers with similar credit ratings over the estimated remaining maturities. Impaired loans are generally valued at the fair value of the associated collateral.

ACCRUED INTEREST RECEIVABLE
The carrying amount approximates fair value.

INVESTMENT MANAGEMENT FEES RECEIVABLE
The carrying amount approximates fair value.

BANK OWNED LIFE INSURANCE
The fair value of the general account BOLI is based on the insurance contract net cash surrender value.

OTHER REAL ESTATE OWNED
OREO is recorded at fair value, less estimated disposition costs, with the fair value being determined by appraisal.

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

INTEREST RATE SWAPS
The fair value of interest rate swaps is estimated through the assistance of an independent third party and compared to the fair value determined by the swap counterparty to establish reasonableness.

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$(2,363)	$1,032	$(1,331)	$172	$1,074	$1,246
Change in unrealized holding gains (losses)	2,430	(162)	2,268	(758)	722	(36)
Gains reclassified from other comprehensive income	(13)	(422)	(435)	(4)	(121)	(125)
Reclassification for equity securities under ASU 2016-01	—	—	—	286	—	286
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	39	235	274
Net other comprehensive income (loss)	2,417	(584)	1,833	(437)	836	399
Balance, end of period	$54	$448	$502	$(265)	$1,910	$1,645

[14] CONTINGENT LIABILITIES

The Company is not aware of any material unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[15] SEGMENTS

The Company operates two reportable segments: Bank and Investment Management.

•	The Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals through the Bank subsidiary.

•
The Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors through the Chartwell subsidiary. It also supports marketing efforts for Chartwell’s proprietary investment products through the CTSC Securities subsidiary.

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

(Dollars in thousands)	March 31, 2019	December 31, 2018
Assets:
Bank	$6,254,361	$5,947,165
Investment management	90,517	92,894
Parent and other	(868)	(4,404)
Total assets	$6,344,010	$6,035,655

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$62,830	$—	$72	$62,902	$41,350	$—	$66	$41,416
Interest expense	31,919	—	611	32,530	14,549	—	605	15,154
Net interest income (loss)	30,911	—	(539)	30,372	26,801	—	(539)	26,262
Provision (credit) for loan and lease losses	(377)	—	—	(377)	195	—	—	195
Net interest income (loss) after provision for loan and lease losses	31,288	—	(539)	30,749	26,606	—	(539)	26,067
Non-interest income:
Investment management fees	—	9,533	(109)	9,424	—	8,963	(55)	8,908
Net gain on the sale and call of debt securities	28	—	—	28	5	—	—	5
Other non-interest income	2,877	21	719	3,617	2,176	—	—	2,176
Total non-interest income	2,905	9,554	610	13,069	2,181	8,963	(55)	11,089
Non-interest expense:
Intangible amortization expense	—	502	—	502	—	461	—	461
Other non-interest expense	19,021	7,058	91	26,170	15,786	7,573	30	23,389
Total non-interest expense	19,021	7,560	91	26,672	15,786	8,034	30	23,850
Income (loss) before tax	15,172	1,994	(20)	17,146	13,001	929	(624)	13,306
Income tax expense (benefit)	2,024	563	(5)	2,582	2,854	227	(176)	2,905
Net income (loss)	$13,148	$1,431	$(15)	$14,564	$10,147	$702	$(448)	$10,401

[16] SUBSEQUENT EVENT

On April 15, 2019, the Company’s Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock, which is payable on July 1, 2019, to preferred shareholders of record as of the close of business on June 14, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three months ended March 31, 2019. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this quarterly report and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” below and “Item 1A. Risk Factors.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. These statements are often, but not always, made through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “maintain,” “may,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, and beliefs of assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

•
our ability to prudently manage our growth and execute our strategy, including the successful integration of past and future acquisitions, our ability to fully realize the cost savings and other benefits of our acquisitions, manage risks related to business disruption following those acquisitions, and customer disintermediation;

•	deterioration of our asset quality;

•	possible loan and lease losses and changes in the value of collateral securing our loans;

•	possible changes in the speed of loan prepayments by customers and loan origination or sales volumes;

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	changes in management personnel;

•	volatility and direction of market interest rates;

•	our ability to provide investment management performance competitive with our peers and benchmarks;

•	operational risks associated with our business, including cyber-security related risks;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	negative perceptions or publicity with respect to any products or services we offer;

•	adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceedings;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

•	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms;

•	regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to shareholders;

•	further government intervention in the U.S. financial system;

•	natural disasters and adverse weather, acts of terrorism, cyber-attacks, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	other factors that are discussed in the section entitled “Risk Factors,” in our Annual Report on Form 10-K, filed with the SEC, which is accessible at www.sec.gov.

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

General

We are a bank holding company that operates through two reportable segments: Bank and Investment Management. Through TriState Capital Bank, a Pennsylvania chartered bank (the “Bank”), the Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals and trusts. The Bank segment generates most of its revenue from interest on loans and investments, loan-related fees (including swap fees), and liquidity and treasury management-related fees. Its primary source of funding for loans is deposits and its secondary source of funding is borrowings. The Bank’s largest expenses are interest on these deposits and borrowings, and salaries and related employee benefits. Through Chartwell Investment Partners, LLC, an SEC registered investment adviser (“Chartwell”), the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through Chartwell TSC Securities Corp., our registered broker/dealer subsidiary (“CTSC Securities”). The Investment Management segment generates its revenue from investment management fees earned on assets under management, and its largest expenses are salaries and related employee benefits.

This discussion and analysis presents our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our net income available to common shareholders, earnings per common share (“EPS”) and total revenue. Other salient metrics include the ratio of allowance for loan and lease losses to loans; net interest margin; the efficiency ratio of the Bank segment; return on average assets; return on average common equity; regulatory leverage and risk-based capital ratios and assets under management; EBITDA of the Investment Management segment.

Executive Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $9.73 billion as of March 31, 2019. CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products that require SEC or Financial Industry Regulatory Authority, Inc. (“FINRA”) licensing.

For the three months ended March 31, 2019, our net income available to common shareholders was $13.9 million compared to $10.4 million for the same period in 2018, an increase of $3.5 million, or 33.5%. This increase was primarily due to the impact of (1) a $4.1 million, or 15.6%, increase in net interest income; (2) lower provision for loan and lease losses of $572,000; (3) an increase in non-interest income of $2.0 million, or 17.9%; (4) an increase of $2.8 million, or 11.8%, in non-interest expense; (5) a $323,000 decrease in income taxes; and (6) an increase in preferred stock dividends of $679,000.

Our diluted EPS was $0.48 for the three months ended March 31, 2019, compared to $0.36 for the same period in 2018. The increase in diluted EPS was a result of our continued growth of our business lines, which was the driver of additional net income available to common shareholders.

For the three months ended March 31, 2019, total revenue increased $6.1 million, or 16.2%, to $43.4 million from $37.3 million for the same period in 2018. The increase in total revenue for the three months ended March 31, 2019, was driven largely by higher net interest income and swap fees for the Bank, as well as higher investment management fees for Chartwell.

Our annualized net interest margin was 2.10% and 2.35% for the three months ended March 31, 2019 and 2018, respectively. The decrease in net interest margin for the three months ended March 31, 2019, was driven by an increase of 69 basis points in the yield on loans, more than offset by an increase of 99 basis points in the cost of interest-bearing liabilities.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $9.4 million for the three months ended March 31, 2019, as compared to $8.9 million for the same period in 2018. The increase was driven by higher assets under management from the Columbia acquisition of $1.07 billion, market appreciation of $288.0 million and net inflows of $33.0 million.

Our annualized ratio of non-interest expense to average assets was 1.77% and 2.03% for the three months ended March 31, 2019 and 2018, respectively. The Bank’s efficiency ratio was 56.30% and 54.48% for the three months ended March 31, 2019 and 2018, respectively. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 16.6% and growth in the Bank’s non-interest expense of 20.5%.

Our annualized return on average assets was 0.92% and 0.89% for the three months ended March 31, 2019 and 2018, respectively. Our annualized return on average common equity was 12.50% and 10.65% for the three months ended March 31, 2019 and 2018, respectively. Both of these ratios increased primarily due to continued growth in earnings.

Out total assets were $6.34 billion as of March 31, 2019, an increase of $308.4 million, or 20.7% on an annualized basis, from December 31, 2018. Loans held-for-investment grew by $203.9 million to $5.34 billion as of March 31, 2019, an annualized increase of 16.1%, from December 31, 2018, as a result of growth in our commercial and private banking loan portfolios. Total deposits increased $287.2 million, or 23.1% on an annualized basis, to $5.34 billion as of March 31, 2019, from December 31, 2018.

Our ratio of adverse rated credits to total loans increased to 0.55% at March 31, 2019, from 0.48% at December 31, 2018. Our ratio of allowance for loan and leases losses to loans was 0.28% and 0.26% as of March 31, 2019 and December 31, 2018, respectively. We had a credit to provision for loan and lease losses of $377,000 for the three months ended March 31, 2019, compared to provision expense of $195,000 for the three months ended March 31, 2018.

Our book value per common share increased $0.34 to $15.61 as of March 31, 2019, from $15.27 as of December 31, 2018, largely as a result of an increase in our net income available to common shareholders, which was partially offset by the issuance of restricted stock during the three months ended March 31, 2019.

Non-GAAP Financial Measures

The information set forth above contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “efficiency ratio” and “EBITDA.” Although we believe these non-GAAP financial measures provide management and our investors with a more detailed understanding of our performance, these measures are not necessarily comparable to similar measures that may be presented by other companies. The non-GAAP financial measures presented herein are calculated as follows:

“Tangible common equity” is defined as common shareholders’ equity reduced by intangible assets, including goodwill. We believe this measure is important to management and investors so that they can better understand and assess changes from period to period in common shareholders’ equity exclusive of changes in intangible assets associated with prior acquisitions. Intangible assets are created when we buy businesses that add relationships and revenue to our Company. Intangible assets have the effect of increasing both equity and assets, while not increasing our tangible equity or tangible assets.

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

“Efficiency ratio” is defined as total non-interest expense divided by our total revenue. We believe this measure allows management and investors to better assess our operating expenses in relation to our core operating revenue, particularly at the Bank.

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

(Dollars in thousands, except per share data)	March 31, 2019	December 31, 2018
Tangible book value per common share:
Common shareholders’ equity	$458,089	$440,886
Less: goodwill and intangible assets	67,361	67,863
Tangible common equity (numerator)	$390,728	$373,023
Common shares outstanding (denominator)	29,351,833	28,878,674
Tangible book value per common share	$13.31	$12.92

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Total revenue:
Net interest income	$30,372	$26,262
Total non-interest income	13,069	11,089
Less: net gain on the sale and call of debt securities	28	5
Total revenue	$43,413	$37,346

BANK SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Bank total revenue:
Net interest income	$30,911	$26,801
Total non-interest income	2,905	2,181
Less: net gain on the sale and call of debt securities	28	5
Bank total revenue	$33,788	$28,977

Bank efficiency ratio:
Total non-interest expense (numerator)	$19,021	$15,786
Total revenue (denominator)	$33,788	$28,977
Bank efficiency ratio	56.30%	54.48%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Investment Management EBITDA:
Net income	$1,431	$702
Interest expense	—	—
Income tax expense	563	227
Depreciation expense	125	125
Intangible amortization expense	502	461
EBITDA	$2,621	$1,515

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 70.0% and 70.3% of total revenue for the three months ended March 31, 2019 and 2018, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2019 and 2018.

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Interest income	$62,902	$41,416
Fully taxable equivalent adjustment	28	29
Interest income adjusted	62,930	41,445
Less: interest expense	32,530	15,154
Net interest income adjusted	$30,400	$26,291

Yield on earning assets	4.35%	3.70%
Cost of interest-bearing liabilities	2.50%	1.51%
Net interest spread	1.85%	2.19%
Net interest margin (1)	2.10%	2.35%

(1)	Net interest margin is calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended March 31, 2019 and 2018. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis, and have been adjusted based on the statutory federal income tax rate of 21% for 2019 and 2018.

	Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$202,474	$1,256	2.52%	$150,121	$579	1.56%
Federal funds sold	8,595	31	1.46%	7,042	26	1.50%
Debt securities available-for-sale	236,235	1,986	3.41%	142,323	958	2.73%
Debt securities held-to-maturity	211,833	2,018	3.86%	58,953	595	4.09%
Equity securities	12,755	72	2.29%	8,627	66	3.10%
FHLB stock	20,498	305	6.03%	14,195	194	5.54%
Total loans and leases	5,177,844	57,262	4.49%	4,165,180	39,027	3.80%
Total interest-earning assets	5,870,234	62,930	4.35%	4,546,441	41,445	3.70%
Other assets	242,553			208,679
Total assets	$6,112,787			$4,755,120

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$792,690	$4,542	2.32%	$464,247	$1,621	1.42%
Money market deposit accounts	2,682,390	16,540	2.50%	2,281,606	8,113	1.44%
Certificates of deposit	1,300,296	8,251	2.57%	977,689	3,667	1.52%
Borrowings:
FHLB borrowings	459,333	2,585	2.28%	310,000	1,147	1.50%
Line of credit borrowings	4,139	58	5.68%	5,373	52	3.92%
Subordinated notes payable, net	34,933	554	6.43%	34,731	554	6.47%
Total interest-bearing liabilities	5,273,781	32,530	2.50%	4,073,646	15,154	1.51%
Noninterest-bearing deposits	261,682			228,257
Other liabilities	88,485			56,655
Shareholders’ equity	488,839			396,562
Total liabilities and shareholders’ equity	$6,112,787			$4,755,120

Net interest income (1)		$30,400			$26,291
Net interest spread			1.85%			2.19%
Net interest margin (1)			2.10%			2.35%

(1)	Interest income and net interest margin are calculated on a fully taxable equivalent basis.

Net Interest Income for the Three Months Ended March 31, 2019 and 2018. Net interest income, calculated on a fully taxable equivalent basis, increased $4.1 million, or 15.6%, to $30.4 million for the three months ended March 31, 2019, from $26.3 million for the same period in 2018. The increase in net interest income for the three months ended March 31, 2019, was primarily attributable to a $1.32 billion, or 29.1%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $21.5 million, or 51.8%, in interest income, partially offset by an increase of $17.4 million, or 114.7%, in interest expense. Net interest margin was 2.10% for the three months ended March 31, 2019, compared to 2.35% for the same period in 2018, driven by higher cost of deposits and Federal Home Loan Bank (“FHLB”) borrowings, partially offset by higher yield on our loan portfolio.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $1.01 billion, or 24.3%, as well as an increase of 69 basis points in yield on our loans for the three months ended March 31, 2019, compared to the same period in 2018. The most significant factor driving the yield on our loan portfolio was the four increases in 2018 to the Federal Reserve’s target federal funds rate impacting our floating-rate loans. This was partially offset by the continuing shift between lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets increased 65 basis points to 4.35% for the three months ended March 31, 2019, as compared to 3.70% for the same period in 2018, primarily from the higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 99 basis points in the average rate paid on our interest-bearing liabilities, as well as an increase of $1.20 billion, or 29.5%, in average interest-bearing liabilities for the three months ended March 31, 2019, compared to the same period in 2018. The increase in average rate paid was reflective of increases in rates paid in all deposit categories and FHLB borrowings, which was driven by the four increases in 2018 to the Federal Reserve’s target federal funds rate impacting our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $400.8 million in average money market deposit accounts, an increase of $328.4 million in average interest-bearing checking accounts and an increase of $322.6 million in average certificates of deposit.

The following table analyzes the dollar amount of the change in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended March 31, 2019 compared to the same period in 2018. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2019 over 2018
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$430	$247	$677
Federal funds sold	(1)	6	5
Debt securities available-for-sale	282	746	1,028
Debt securities held-to-maturity	(35)	1,458	1,423
Equity securities	(20)	26	6
FHLB stock	18	93	111
Total loans	7,764	10,471	18,235
Total increase in interest income	8,438	13,047	21,485

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	1,389	1,532	2,921
Money market deposit accounts	6,800	1,627	8,427
Certificates of deposit	3,104	1,480	4,584
Borrowings:
FHLB borrowings	747	691	1,438
Line of credit borrowings	20	(14)	6
Subordinated notes payable, net	(3)	3	—
Total increase in interest expense	12,057	5,319	17,376
Total increase (decrease) in net interest income	$(3,619)	$7,728	$4,109

(1)
The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents our determination of the amount necessary to be recorded against the current period’s earnings to maintain the allowance for loan and lease losses at a level that is considered adequate in relation to the estimated losses inherent in the loan and lease portfolio. For additional information regarding our allowance for loan losses, see “Allowance for Loan and Lease Losses.”

Provision for Loan and Lease Losses for the Three Months Ended March 31, 2019 and 2018. We recorded a credit to provision for loan and lease losses of $377,000 for the three months ended March 31, 2019, compared to a provision expense of $195,000 for the three months ended March 31, 2018. The provision for loan and lease losses for the three months ended March 31, 2019, was comprised of a net increase of $1.3 million in specific reserves on non-performing loans and an increase in general reserves of $184,000, which were more than offset by recoveries of $1.9 million. The provision for loan and lease losses for the three months ended March 31, 2018, was comprised of a net increase in general reserves of $431,000, partially offset by recoveries of $206,000 and a decrease to specific reserves of $30,000 on non-performing loans.

Non-Interest Income

Non-interest income is an important component of our total revenue and is comprised primarily of investment management fees from Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. The information provided in the table below under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,533	$(109)	$9,424	$—	$8,963	$(55)	$8,908
Service charges on deposits	136	—	—	136	134	—	—	134
Net gain on the sale and call of debt securities	28	—	—	28	5	—	—	5
Swap fees	1,803	—	—	1,803	1,248	—	—	1,248
Commitment and other loan fees	531	—	—	531	332	—	—	332
Other income (1)	407	21	719	1,147	462	—	—	462
Total non-interest income	$2,905	$9,554	$610	$13,069	$2,181	$8,963	$(55)	$11,089

(1)
Other income largely includes items such as income from bank-owned life insurance, change in fair value on swaps and equity securities, gains on the sale of loans or other real estate owned (“OREO”), and other general operating income.

Non-Interest Income for the Three Months Ended March 31, 2019 and 2018. Our non-interest income was $13.1 million for the three months ended March 31, 2019, an increase of $2.0 million, or 17.9%, from $11.1 million for the same period in 2018. This increase was primarily related to increases in investment management fees, swap fees, commitment and other loan fees, and other income, as follows:

Investment Management Segment:

•
Investment management fees increased $570,000 for the three months ended March 31, 2019, compared to the same period in 2018, which was driven by higher assets under management partially related to the Columbia acquisition as well as market appreciation and net inflows. Assets under management were $9.73 billion as of March 31, 2019, an increase of $1.39 billion from March 31, 2018.

Bank Segment:

•
Swap fees increased $555,000 for the three months ended March 31, 2019, compared to the same period in 2018, driven by ongoing demand for long-term interest rate protection from both new and existing customers. The level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations.

•	Commitment and other loan fees increased $199,000 for the three months ended March 31, 2019, compared to the same period in 2018, driven largely by certain one-time loan fees.

Parent and Other:

•
Other income reflected $719,000 of unrealized gains on equity securities for the three months ended March 31, 2019, related to our mutual funds invested in short-duration, corporate bonds and mid-cap value equities.

Non-Interest Expense

Our non-interest expense represents the operating cost of maintaining and growing our business. The largest portion of non-interest expense for each segment is compensation and employee benefits, which include employee payroll expense as well as the cost of incentive compensation, benefit plans, health insurance and payroll taxes, all of which are impacted by the growth in our employee base, coupled with increases in the level of compensation and benefits of our existing employees. The information provided in the table below under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest expense by operating segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$11,799	$4,976	$—	$16,775	$9,899	$5,569	$—	$15,468
Premises and occupancy costs	975	295	—	1,270	1,009	281	—	1,290
Professional fees	934	142	(81)	995	770	373	(48)	1,095
FDIC insurance expense	1,421	—	—	1,421	1,146	—	—	1,146
General insurance expense	227	67	—	294	179	68	—	247
State capital shares tax	380	—	—	380	427	—	—	427
Travel and entertainment expense	612	223	—	835	465	181	—	646
Intangible amortization expense	—	502	—	502	—	461	—	461
Other operating expenses (1)	2,673	1,355	172	4,200	1,891	1,101	78	3,070
Total non-interest expense	$19,021	$7,560	$91	$26,672	$15,786	$8,034	$30	$23,850

Full-time equivalent employees (2)	197	62	—	259	169	63	—	232

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended March 31, 2019 and 2018. Our non-interest expense for the three months ended March 31, 2019, increased $2.8 million, or 11.8%, as compared to the same period in 2018, which included a $3.2 million increase in expenses of the Bank segment and a $474,000 decrease in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended March 31, 2019, increased by $1.9 million compared to the same period in 2018, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
Federal Deposit Insurance Corporation (“FDIC”) insurance expense for the three months ended March 31, 2019, increased by $275,000 compared to the same period in 2018, due to the increase in the Bank’s assets.

•
Other operating expenses for the three months ended March 31, 2019, increased by $782,000 compared to the same period in 2018, primarily related to a valuation adjustment on OREO, higher marketing expenses, an increase in organization dues and subscriptions, and higher data processing expenses.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the three months ended March 31, 2019, decreased by $593,000 compared to the same period in 2018, primarily due to decreases in incentive and stock-based compensation expenses.

•
Professional fees for the three months ended March 31, 2019, decreased by $231,000 compared to the same period in 2018. The prior year period included higher legal fees incurred in connection with the 2018 acquisition of Columbia.

•	Other operating expenses for the three months ended March 31, 2019, increased by $254,000 compared to the same period in 2018, primarily due to higher investment research fees.

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

Income Taxes for the Three Months Ended March 31, 2019 and 2018. For the three months ended March 31, 2019, we recognized income tax expense of $2.6 million, or 15.1% of income before tax, as compared to income tax expense of $2.9 million, or 21.8% of income before tax, for the same period in 2018. Our effective tax rate of 15.1% for the three months ended March 31, 2019, decreased as compared to the same period in the prior year largely due to the tax credits to be recognized in 2019.

Financial Condition

Our total assets as of March 31, 2019, were $6.34 billion, an increase of $308.4 million, or 20.7% on an annualized basis, from December 31, 2018, driven primarily by growth in our loan and investment portfolios. As of March 31, 2019, our loan portfolio totaled $5.34 billion, an increase of $203.9 million, or 16.1% on an annualized basis, from December 31, 2018. Total investment securities increased $20.3 million, or 17.7% on an annualized basis, to $487.1 million as of March 31, 2019, from December 31, 2018, primarily as a result of purchases made to continue to strengthen the balance sheet and liquidity of the Bank. Cash and cash equivalents increased $53.9 million to $243.9 million as of March 31, 2019, from December 31, 2018. As of March 31, 2019, our total deposits were $5.34 billion, an increase of $287.2 million, or 23.1% annualized, from December 31, 2018. Net borrowings decreased $6.0 million to $398.2 million as of March 31, 2019, from December 31, 2018. Our shareholders’ equity increased $17.2 million to $496.6 million as of March 31, 2019, from December 31, 2018. This increase was primarily the result of net income of $14.6 million, an increase of $1.8 million in accumulated other comprehensive income (loss), and $1.7 million in stock-based compensation, partially offset by purchases of treasury stock totaling $433,000 and preferred stock dividends of $679,000.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of March 31, 2019, 92.7% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$2,981,973	55.9%	$2,869,543	55.9%
Middle-market banking loans:
Commercial and industrial	862,405	16.1%	785,320	15.3%
Commercial real estate	1,492,347	28.0%	1,478,010	28.8%
Total middle-market banking loans	2,354,752	44.1%	2,263,330	44.1%
Loans and leases held-for-investment	$5,336,725	100.0%	$5,132,873	100.0%

Loans and Leases Held-for-Investment. Loans held-for-investment increased by $203.9 million, or 16.1% on an annualized basis, to $5.34 billion as of March 31, 2019, as compared to December 31, 2018. Our growth for the three months ended March 31, 2019, was comprised of an increase in private banking loans of $112.4 million, an increase in commercial and industrial loans and leases of $77.1 million and an increase in commercial real estate loans of $14.3 million.

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

As of March 31, 2019, $2.89 billion, or 96.9%, of our private banking loans were secured by cash, marketable securities or cash value life insurance as compared to $2.77 billion, or 96.7%, as of December 31, 2018. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our private banking business. We believe we have strong competitive advantages in this line of business given our proprietary technology and distribution channels. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2019	December 31, 2018
Private banking loans:
Secured by cash, marketable securities or cash value life insurance	$2,890,030	$2,774,800
Secured by real estate	68,075	69,766
Other	23,868	24,977
Total private banking loans	$2,981,973	$2,869,543

As of March 31, 2019, there were $2.85 billion of total private banking loans with a floating interest rate and $135.4 million with a fixed interest rate, as compared to $2.75 billion and $122.6 million, respectively, as of December 31, 2018.

Middle-Market Banking - Commercial and Industrial Loans and Leases. Our commercial and industrial loan and lease portfolio primarily includes loans and leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases, except for certain commercial loans that are secured by marketable securities.

As of March 31, 2019, there were $722.2 million of total commercial and industrial loans with a floating interest rate and $140.2 million with a fixed interest rate, as compared to $645.5 million and $139.8 million, respectively, as of December 31, 2018.

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $184.7 million and $183.7 million of owner-occupied commercial real estate loans as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, there were $1.38 billion of total commercial real estate loans with a floating interest rate and $115.3 million with a fixed interest rate, as compared to $1.34 billion and $137.5 million, respectively, as of December 31, 2018.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	March 31, 2019
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$2,820,537	$53,160	$108,276	$2,981,973
Commercial and industrial	175,461	517,633	169,311	862,405
Commercial real estate	246,965	640,227	605,155	1,492,347
Loans and leases held-for-investment	$3,242,963	$1,211,020	$882,742	$5,336,725

Interest rate sensitivity:
Fixed interest rates	$143,631	$117,648	$129,646	$390,925
Floating or adjustable interest rates	3,099,332	1,093,372	753,096	4,945,800
Loans and leases held-for-investment	$3,242,963	$1,211,020	$882,742	$5,336,725

(1)	The amounts outstanding reflected in the “One Year or Less” column include $2.77 billion of loans that are due on demand with no stated maturity.

Interest Reserve Loans

As of March 31, 2019, loans with interest reserves totaled $254.9 million, which represented 4.8% of loans and leases held-for-investment, as compared to $255.4 million, or 5.0%, as of December 31, 2018. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents our estimate of probable loan and lease losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan and lease portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans and lease are charged off or when the credit history of any of the three loan portfolios improves. Refer to Note 1, Summary of Significant Accounting Policies and Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements for more details on the Company’s allowance for loan and lease losses.

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018
General reserves	$12,955	$12,771
Specific reserves	1,757	437
Total allowance for loan and lease losses	$14,712	$13,208
Allowance for loan and lease losses to loans and leases	0.28%	0.26%

As of March 31, 2019, we had specific reserves totaling $1.8 million related to impaired loans with an aggregated total outstanding balance of $7.3 million. As of December 31, 2018, we had specific reserves totaling $437,000 related to impaired loans, with an aggregated total outstanding balance of $2.2 million. These loans were on non-accrual status as of March 31, 2019 and December 31, 2018.

The following table summarizes allowance for loan and lease losses and the percentage of loans and leases by category, as of the dates indicated:

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$2,001	55.9%	$1,942	55.9%
Commercial and industrial	7,041	16.1%	5,764	15.3%
Commercial real estate	5,670	28.0%	5,502	28.8%
Total allowance for loan and lease losses	$14,712	100.0%	$13,208	100.0%

Allowance for Loan and Lease Losses as of March 31, 2019 and December 31, 2018. Our allowance for loan and lease losses increased to $14.7 million, or 0.28% of loans, as of March 31, 2019, as compared to $13.2 million, or 0.26% of loans, as of December 31, 2018. Our allowance for loan and lease losses related to private banking loans increased $59,000 from December 31, 2018 to March 31, 2019, which was primarily attributable to higher specific reserves on a non-performing loan secured by residential real estate. Our allowance for loan and lease losses related to commercial and industrial loans increased $1.3 million from December 31, 2018 to March 31, 2019, which was primarily attributable to higher specific reserves related to a loan that has been placed on non-accrual. Our allowance for loan and lease losses related to commercial real estate loans increased by $168,000 from December 31, 2018 to March 31, 2019, which was attributable to higher general reserves primarily due to growth in this portfolio.

Charge-Offs and Recoveries

Our charge-off policy for commercial and private banking loans and leases requires that obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan or lease. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. An obligation is not required to be charged off, regardless of delinquency status, if we have determined there exists sufficient collateral to protect the remaining loan or lease balance and there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including: the status of a bankruptcy proceeding, the value of collateral and probability of successful liquidation, and the status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan and lease losses, charge-offs, recoveries and provision for loan and lease losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Beginning balance	$13,208	$14,417
Charge-offs:
Private banking	—	—
Commercial and industrial	—	—
Commercial real estate	—	—
Total charge-offs	—	—
Recoveries:
Private banking	—	—
Commercial and industrial	1,881	206
Commercial real estate	—	—
Total recoveries	1,881	206
Net recoveries	1,881	206
Provision (credit) for loan and lease losses	(377)	195
Ending balance	$14,712	$14,818

Net loan recoveries to average total loans, annualized	(0.15)%	(0.02)%
Provision (credit) for loan losses to average total loans, annualized	(0.03)%	0.02%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of March 31, 2019 and December 31, 2018, and there was no interest income recognized on loans while on non-accrual status for the three months ended March 31, 2019 and 2018. As of March 31, 2019, non-performing loans were $7.3 million, or 0.14% of total loans, compared to $2.2 million, or 0.04% of total loans, as of December 31, 2018. We had specific reserves of $1.8 million and $437,000 as of March 31, 2019 and December 31, 2018, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 73.5% and 74.3% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of March 31, 2019 and December 31, 2018, respectively.

For additional information on our non-performing loans as of March 31, 2019 and December 31, 2018, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

Once the determination is made that a foreclosure is necessary, the loan is reclassified as “in-substance foreclosure” until a sale date and title to the property is finalized. Once we own the property, it is maintained, marketed, and rented or sold to repay the original loan. Historically, foreclosure trends in our loan portfolio have been low due to the improved credit quality of the commercial real estate portfolio. Any loans that are modified or extended are reviewed for potential classification as a troubled debt restructuring (“TDR”) loan. For borrowers that are experiencing financial difficulty, we complete a process that outlines the terms of the modification, the reasons for the proposed modification, and documents the current status of the borrower.

We had non-performing assets of $10.5 million, or 0.16% of total assets, as of March 31, 2019, as compared to $5.7 million, or 0.09% of total assets, as of December 31, 2018. The increase in non-performing assets was due to the addition of a new non-performing loan of $5.1 million, partially offset by $330,000 in write-downs on OREO and paydowns on non-performing loans during the three months ended March 31, 2019. This increase was considered within the assessment of the determination of the allowance for loan and lease losses. As of March 31, 2019 and December 31, 2018, we had OREO properties totaling $3.1 million and $3.4 million, respectively.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Non-performing loans:
Private banking	$2,207	$2,237
Commercial and industrial	5,122	—
Commercial real estate	—	—
Total non-performing loans	$7,329	$2,237
Other real estate owned	3,124	3,424
Total non-performing assets	$10,453	$5,661

Non-performing troubled debt restructured loans	$207	$237
Performing troubled debt restructured loans	$—	$—
Non-performing loans to total loans	0.14%	0.04%
Allowance for loan and lease losses to non-performing loans	200.74%	590.43%
Non-performing assets to total assets	0.16%	0.09%

Potential Problem Loans

Potential problem loans are those loans that are not categorized as non-performing loans, but where current information indicates that the borrower may not be able to comply with repayment terms. Among other factors, we monitor the past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal and/or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans as we would with other problem loans and consider the effect of any potential loss in determining any provision for loan and lease losses. We also assess alternatives to maximize collection of any past due loans, including and without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral, or other planned action.

For additional information on the age analysis of past due loans segregated by class of loan for March 31, 2019 and December 31, 2018, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for March 31, 2019 and December 31, 2018, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting liquidity management and interest rate risk management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities, equity securities and, from time to time, debt securities held for trading purposes. Also included in our investment securities is FHLB stock. For additional information on FHLB stock, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements. Debt securities purchased with the intent to sell under trading activity and equity securities are recorded at fair value and changes to fair value are recognized in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are securities that the Company intends to hold until maturity and are recorded at amortized cost.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of March 31, 2019 and December 31, 2018, we reported debt securities in available-for-sale and held-to-maturity categories as well as equity securities. In general, fair value is based on quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties on a quarterly basis by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale or trading and equity securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

We perform a quarterly review of our investment securities to identify those that may indicate other-than-temporary impairment (“OTTI”). Our policy for OTTI is based on a number of factors, including, but not limited to the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the investment security’s ability to recover any decline in its estimated fair value and, for debt securities, whether we intend to sell the security or if it is more likely than not that we will be required to sell the security prior to its recovery. If the financial markets experience deterioration, charges to income could occur in future periods as a result of OTTI determinations.

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of March 31, 2019, was approximately 1.9, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset/Liability Management Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $238.7 million and $233.3 million in debt securities available-for-sale as of March 31, 2019 and December 31, 2018, respectively. The increase of $5.4 million was primarily attributable to purchases of $12.4 million, net of repayments, including calls and maturities, of $10.2 million, of certain securities during the three months ended March 31, 2019.

On a fair value basis, 32.8% of our available-for-sale debt securities as of March 31, 2019, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2018, floating-rate securities comprised 31.4% of our available-for-sale debt securities.

On a fair value basis, 26.3% of our available-for-sale debt securities as of March 31, 2019, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2018, agency securities comprised 27.9% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $216.9 million and $196.1 million in debt securities held-to-maturity as of March 31, 2019 and December 31, 2018, respectively. The increase of $20.8 million was primarily attributable to purchases of $42.4 million, net of calls and maturities of $21.6 million of certain securities during the three months ended March 31, 2019. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of March 31, 2019 and December 31, 2018.

Trading Debt Securities. We held no trading debt securities as of March 31, 2019 and December 31, 2018. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. treasury notes with maturities up to 10 years. The level and frequency of income generated from these transactions can vary materially based on market conditions.

Equity Securities. Equity securities consists of mutual funds investing in short-duration, corporate bonds and mid-cap value equities. We had $11.4 million and $12.7 million in equity securities outstanding as of March 31, 2019 and December 31, 2018, respectively. The decrease was primarily attributable to the sale of $2.0 million of certain equity securities during the three months ended March 31, 2019.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	March 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$157,923	$1,244	$721	$158,446
Trust preferred securities	17,996	—	518	17,478
Agency collateralized mortgage obligations	32,438	18	50	32,406
Agency mortgage-backed securities	20,194	123	183	20,134
Agency debentures	10,000	258	—	10,258
Total debt securities available-for-sale	238,551	1,643	1,472	238,722
Debt securities held-to-maturity:
Corporate bonds	27,182	236	41	27,377
Agency debentures	163,861	745	2	164,604
Municipal bonds	21,475	102	2	21,575
Agency mortgage-backed securities	4,397	183	—	4,580
Total debt securities held-to-maturity	216,915	1,266	45	218,136
Total debt securities	$455,466	$2,909	$1,517	$456,858

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

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

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of March 31, 2019, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	March 31, 2019
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$13,415	2.55%	$112,246	3.31%	$32,785	3.90%	$—	—%	$158,446	3.37%
Trust preferred securities	—	—%	—	—%	9,231	4.76%	8,247	4.86%	17,478	4.81%
Agency collateralized mortgage obligations	—	—%	653	2.81%	—	—%	31,753	2.92%	32,406	2.92%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	20,134	2.83%	20,134	2.83%
Agency debentures	—	—%	—	—%	—	—%	10,258	3.18%	10,258	3.18%
Total debt securities available-for-sale	13,415		112,899		42,016		70,392		238,722
Weighted average yield		2.55%		3.31%		4.09%		3.17%		3.37%
Debt securities held-to-maturity:
Corporate bonds	—	—%	—	—%	27,377	5.33%	—	—%	27,377	5.33%
Agency debentures	—	—%	24,988	3.41%	107,814	3.75%	31,802	4.09%	164,604	3.76%
Municipal bonds	2,127	1.60%	13,607	2.14%	5,841	2.60%	—	—%	21,575	2.21%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	4,580	3.59%	4,580	3.59%
Total debt securities held-to-maturity	2,127		38,595		141,032		36,382		218,136
Weighted average yield		1.60%		2.96%		4.01%		4.03%		3.80%
Total debt securities	$15,542		$151,494		$183,048		$106,774		$456,858
Weighted average yield		2.42%		3.22%		4.03%		3.46%		3.57%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Our total assets under management of $9.73 billion increased $543.0 million, or 5.9%, as of March 31, 2019, from $9.19 billion as of December 31, 2018.

The following table shows the changes of our assets under management by investment style for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,419,000	$120,000	$(131,000)	$410,000	$3,818,000
Fixed income investment styles	4,263,000	90,000	(57,000)	123,000	4,419,000
Balanced investment styles	1,507,000	69,000	(137,000)	56,000	1,495,000
Total assets under management	$9,189,000	$279,000	$(325,000)	$589,000	$9,732,000

(1)	Inflows consist of new business and contributions to existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

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

As of March 31, 2019, we consider approximately 88% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of March 31, 2019, the Bank had CDARS® and ICS® reciprocal deposits totaling $799.5 million, which are classified as non-brokered deposits, as a result of recent legislation. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. As of March 31, 2019, brokered deposits were approximately 12% of total deposits. For additional information on our deposits, refer to Note 6, Deposits, to our unaudited condensed consolidated financial statements.

The table below depicts average balances of and rates paid on our deposit portfolio broken out by deposit type, for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$792,690	2.32%	$464,247	1.42%
Money market deposit accounts	2,682,390	2.50%	2,281,606	1.44%
Certificates of deposit	1,300,296	2.57%	977,689	1.52%
Total average interest-bearing deposits	4,775,376	2.49%	3,723,542	1.46%
Noninterest-bearing deposits	261,682	—	228,257	—
Total average deposits	$5,037,058	2.36%	$3,951,799	1.38%

Average Deposits for the Three Months Ended March 31, 2019 and 2018. For the three months ended March 31, 2019, our average total deposits were $5.04 billion, representing an increase of $1.09 billion, or 27.5%, from the same period in 2018. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 103 basis points to 2.49% for the three months ended March 31, 2019, from 1.46% for the same period in 2018, as average rates paid were higher in all interest-bearing deposit categories, which was driven by the four increases in 2018 to the Federal Reserve’s target federal funds rate impacting our variable-rate deposits. Average money market deposits decreased to 56.2% of total average interest-bearing deposits for the three months ended March 31, 2019, from 61.3% for the same period in 2018. Average certificates of deposit increased to 27.2% of total average interest-bearing deposits for the three months ended March 31, 2019, compared to 26.2% for the same period in 2018. Average interest-bearing checking accounts increased to 16.6% of total average interest-bearing deposits for the three months ended March 31, 2019, compared to 12.5% for the same period in 2018. Average noninterest-bearing deposits increased $33.4 million, or 14.6%, in the three months ended March 31, 2019, from the three months ended March 31, 2018, and the average cost of total deposits increased 98 basis points to 2.36% for the three months ended March 31, 2019, from 1.38% for the same period in 2018.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of March 31, 2019.

(Dollars in thousands)	March 31, 2019
Months to maturity:
Three months or less	$420,321
Over three to six months	276,965
Over six to 12 months	243,894
Over 12 months	177,064
Total	$1,118,244

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

The following table presents certain information with respect to our outstanding borrowings, as of March 31, 2019 and December 31, 2018.

	March 31, 2019					December 31, 2018
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term
FHLB borrowings	$360,000	2.71%	$605,000	$459,333	12 months	$365,000	2.61%	$565,000	$325,356	12 months
Line of credit borrowings	3,250	5.48%	4,250	4,139	12 months	4,250	5.47%	6,200	2,568	12 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$398,250	3.00%	$644,250	$498,472		$404,250	2.91%	$606,200	$362,924

In June 2016, the Company entered into a three-year cash flow hedge transaction to establish the interest rate paid on $100.0 million of its FHLB borrowings at an effective rate of 0.83% plus the difference between the three-month FHLB advance rate and three-month LIBOR. In January 2018, the Company entered into a three-year cash flow hedge transaction to establish the interest rate paid on $50.0 million of its FHLB borrowings at an effective rate of 2.21% plus the difference between the three-month FHLB advance rate and three-month LIBOR. For additional information on cash flow hedges, refer to Note 11, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of March 31, 2019, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of March 31, 2019, our primary liquidity needs at the parent company level were the semi-annual interest payments on our subordinated notes payable, the quarterly dividend on our preferred stock, interest payments on other borrowings and our share repurchase program. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the three months ended March 31, 2019, the parent company paid $1.1 million related to interest payments on our subordinated notes and other borrowings, $679,000 related to our preferred stock dividend and $433,000 related to our share repurchase program. During the three months ended March 31, 2018, the parent company paid $1.1 million related to interest payments on our subordinated notes and other borrowings, and $575,000 related to our share repurchase program. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of March 31, 2019. In addition, the holding company maintains an unsecured line of credit of $50.0 million with Texas Capital Bank, of which $46.8 million was available as of March 31, 2019.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. Our ALCO, which includes members of executive management, has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, well capitalized regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. The ALCO is designated as the body responsible for the monitoring and implementation of these policies. The ALCO reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

Sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, certain unpledged debt and equity securities, loan repayments (scheduled and unscheduled) and future earnings. Sources of liability liquidity include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to reciprocal CDARS® and ICS® deposits and brokered deposits, and the ability to raise debt and equity. Customer deposits, which are an important source of liquidity, depend on the confidence of customers in us. Deposits are supported by our capital position and, up to applicable limits, the protection provided by FDIC insurance.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 84.1% and 83.7% as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, we had available liquidity of $1.09 billion, or 17.1% of total assets. These sources consisted of available cash totaling $117.4 million, or 1.9% of total assets, unpledged investment securities totaling $416.1 million, or 6.6% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $552.1 million, or 8.7% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2019	December 31, 2018
Available cash	$117,402	$97,703
Certain unpledged debt and equity securities	416,058	389,010
Net borrowing capacity	552,060	476,686
Total liquidity	$1,085,520	$963,399

For the three months ended March 31, 2019, we used $4.1 million of cash for operating activities, compared to cash generated of $14.9 million for the same period in 2018. This change in cash flow was primarily the result of an increase in net income of $4.2 million for the three months ended March 31, 2019, more than offset by changes in working capital items largely related to timing. In addition, we received a federal income tax refund of $5.0 million during the three months ended March 31, 2019, compared to a $10 million refund during the three months ended March 31, 2018.

Investing activities resulted in a net cash outflow of $219.3 million for the three months ended March 31, 2019, as compared to a net cash outflow of $144.5 million for the same period in 2018. The outflows for the three months ended March 31, 2019, were primarily due to net loan growth of $202.0 million and purchases of investment securities totaling $54.8 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $33.8 million. The outflows for the three months ended March 31, 2018, included net loan growth of $121.6 million and purchases of investment securities totaling $29.0 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $6.0 million.

Financing activities resulted in a net inflow of $277.4 million for the three months ended March 31, 2019, compared to a net inflow of $118.5 million for the same period in 2018. The inflows for the three months ended March 31, 2019, were primarily a result of a net increase in deposits of $287.2 million, partially offset by a net decrease in FHLB borrowings of $5.0 million. The inflows for the three months ended March 31, 2018, included a net increase in deposits of $111.3 million and proceeds from the issuance of preferred stock of $38.4 million, partially offset by a net decrease in FHLB borrowings of $25.0 million.

We continue to evaluate the potential impact on liquidity management of various regulatory proposals, including those being established under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as government regulators continue the final rule-making process.

Capital Resources

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a registration statement on Form S-3 with the SEC on December 15, 2017, which was declared effective on December 21, 2017, and which provides a means to allow us to issue registered securities to finance our growth objectives.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity was $496.6 million as of March 31, 2019, compared to $479.4 million as of December 31, 2018. The $17.2 million increase during the three months ended March 31, 2019, was primarily attributable to net income of $14.6 million, an increase of $1.8 million in accumulated other comprehensive income (loss), $1.7 million in stock-based compensation and $188,000 in exercises of stock options, partially offset by the purchase of $433,000 in treasury stock and preferred stock dividends of $679,000.

In March 2018, the Company completed the issuance and sale of a registered, underwritten public offering of 1,610,000 depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $38.5 million from the offering, after deducting underwriting discounts, commissions and direct offering expenses. Our Series A Preferred Stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

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

Regulatory Capital. As of March 31, 2019 and December 31, 2018, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

The Basel III regulatory capital framework (the “Basel III”), which began phasing in on January 1, 2015, has replaced the regulatory capital rules for the Company and the Bank. The Basel III final rules required new minimum capital ratio standards, established a new common equity tier 1 to total risk-weighted assets ratio, subjected banking organizations to certain limitations on capital distributions and discretionary bonus payments, and established a new standardized approach for risk weightings.

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and was phased in ratably over a four-year period until it reached 2.5% on January 1, 2019. As of March 31, 2019 and December 31, 2018, the capital conservation buffer was 2.5% and 1.875%, respectively, in addition to the minimum capital adequacy levels shown in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$444,937	11.26%	$316,146	8.00%	N/A	N/A
Bank	$454,670	11.57%	$314,293	8.00%	$392,866	10.00%
Tier 1 risk-based capital ratio
Company	$431,428	10.92%	$237,110	6.00%	N/A	N/A
Bank	$439,408	11.18%	$235,720	6.00%	$314,293	8.00%
Common equity tier 1 risk-based capital ratio
Company	$394,213	9.98%	$177,832	4.50%	N/A	N/A
Bank	$439,408	11.18%	$176,790	4.50%	$255,363	6.50%
Tier 1 leverage ratio
Company	$431,428	7.13%	$242,001	4.00%	N/A	N/A
Bank	$439,408	7.29%	$241,042	4.00%	$301,303	5.00%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the three months ended March 31, 2019, that were outside the ordinary course of business.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Loan commitments are recorded on our financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by cash, marketable securities, cash value life insurance or residential properties, and commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit. We have the ability to generate the liquidity necessary to fund anticipated draws under unused loan commitments.

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

	March 31, 2019
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$3,247,582	$371,073	$152,862	$37,465	$3,808,982
Standby letters of credit	42,962	19,995	8,368	—	71,325
Total off-balance sheet arrangements	$3,290,544	$391,068	$161,230	$37,465	$3,880,307

(1)
The off-balance sheet amounts reflected in the “One Year or Less” column include $2.95 billion in unused loan commitments and $835,000 in standby letters of credit that are due on demand with no stated maturity.

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

We utilize an asset/liability model to measure and manage interest rate risk. The specific measurement tools used by management on at least a quarterly basis include net interest income (“NII”) simulation, economic value of equity (“EVE”) analysis and gap analysis. All are static measures that do not incorporate assumptions regarding future business. All are also measures of interest rate sensitivity used to help us develop strategies for managing exposure to interest rate risk rather than projecting future earnings.

In our view, all three measures have specific benefits and shortcomings. NII simulation explicitly measures exposure to earnings from changes in market rates of interest but does not provide a long-term view of value. EVE analysis helps identify changes in optionality and price over a longer term horizon, but its liquidation perspective does not convey the earnings-based measures that are typically the focus of managing and valuing a going concern. Gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to re-pricing over a period of time but only captures a single rate environment. Reviewing these various measures together helps management obtain a comprehensive view of our interest risk rate profile.

The following NII simulation and EVE analysis metrics were calculated using rate shocks that represent immediate rate changes that move all market rates by the same amount instantaneously. The variance percentages represent the change between the NII simulation and EVE calculated under the particular rate scenario versus the NII simulation and EVE analysis calculated assuming market rates as of the dates indicated.

	March 31, 2019		December 31, 2018
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$32,411	26.65%	$26,950	22.28%
+200	$21,800	17.92%	$18,056	14.93%
+100	$11,478	9.44%	$9,399	7.77%
–100	$(11,876)	(9.76)%	$(9,712)	(8.03)%
–200	$(24,998)	(20.55)%	$(22,079)	(18.25)%

Economic value of equity:
+300	$(9,138)	(1.85)%	$(19,782)	(4.09)%
+200	$(4,481)	(0.91)%	$(12,468)	(2.58)%
+100	$2,046	0.41%	$(3,526)	(0.73)%
–100	$(4,905)	(0.99)%	$(505)	(0.10)%
–200	$(9,759)	(1.98)%	$(1,380)	(0.29)%

We plan to continue to manage an asset sensitive interest rate risk position when it comes to net interest income due to the ongoing desire for some duration in the liability portfolio. Given the longer term nature of the EVE analysis and with longer term interest rates being less certain, we plan to continue to manage a near neutral interest rate risk position when it comes to economic value of equity.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	March 31, 2019
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$237,203	$—	$—	$—	$—	$—	$—	$237,203
Federal funds sold	6,344	—	—	—	—	—	—	6,344
Total investment securities	206,337	1,534	66,119	134,215	42,406	38,841	(2,365)	487,087
Total loans	5,015,504	24,378	72,827	144,772	49,861	19,238	10,145	5,336,725
Other assets	—	—	—	—	—	—	276,651	276,651
Total assets	$5,465,388	$25,912	$138,946	$278,987	$92,267	$58,079	$284,431	$6,344,010

Liabilities:
Transaction deposits	$3,399,190	$—	$13,500	$193,405	$50,000	$—	$292,188	$3,948,283
Certificates of deposit	554,968	265,317	276,538	292,598	—	—	—	1,389,421
Borrowings, net	213,250	135,000	—	50,000	—	—	(34)	398,216
Other liabilities	—	—	—	—	—	—	111,533	111,533
Total liabilities	4,167,408	400,317	290,038	536,003	50,000	—	403,687	5,847,453

Equity	—	—	—	—	—	—	496,557	496,557
Total liabilities and equity	$4,167,408	$400,317	$290,038	$536,003	$50,000	$—	$900,244	$6,344,010

Interest rate sensitivity gap	$1,297,980	$(374,405)	$(151,092)	$(257,016)	$42,267	$58,079	$(615,813)
Cumulative interest rate sensitivity gap	$1,297,980	$923,575	$772,483	$515,467	$557,734	$615,813
Cumulative interest rate sensitive assets to rate sensitive liabilities	131.1%	120.2%	115.9%	109.6%	110.2%	111.3%	108.5%
Cumulative gap to total assets	20.5%	14.6%	12.2%	8.1%	8.8%	9.7%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 115.9% as of March 31, 2019, from 112.2% as of December 31, 2018.

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

Additionally, in all of these analyses (NII, EVE and gap), we use what we believe is a conservative treatment of non-maturity, interest-bearing deposits. In our gap analysis, the allocation of non-maturity, interest-bearing deposits is fully reflected in the less than 90 days re-pricing category. The allocation of non-maturity, noninterest-bearing deposits is fully reflected in the non-sensitive category. In taking this approach, we provide ourselves with no benefit to either NII or EVE from a potential time lag in the rate increase of our non-maturity, interest-bearing deposits.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2019, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended March 31, 2019:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 - January 31, 2019	—	$—	—	$2,247,442
February 1, 2019 - February 28, 2019	5,000	21.52	5,000	2,139,822
March 1, 2019 - March 31, 2019	15,000	21.71	15,000	1,814,244
Total	20,000	$21.66	20,000	$1,814,244

(1)
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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Date: May 7, 2019