Form 10-Q
period 2019-06-30
TriState Capital Holdings, Inc.
filed 2019-08-06
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
(Zip Code)

(412) 304-0304
(Registrant’s telephone number, including area code)
___________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	TSC	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock	TSCAP	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock	TSCBP	Nasdaq Global Select Market
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
___________

As of July 31, 2019, there were 29,325,771 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. These statements are often, but not always, made through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “maintain,” “may,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, and beliefs of assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

•
our ability to prudently manage our growth and execute our strategy, including the successful integration of past and future acquisitions, our ability to fully realize the cost savings and other benefits of our acquisitions, manage risks related to business disruption following those acquisitions, and manage customer disintermediation;

•	deterioration of our asset quality;

•	our level of non-performing assets and the costs associated with resolving problem loans, including litigation and other costs;

•	possible loan and lease losses and impairment, changes in the value of collateral securing our loans and leases and the collectability of loans and leases;

•	possible changes in the speed of loan prepayments by customers and loan origination or sales volumes;

•
business and economic conditions and trends generally and in the financial services industry, nationally and within our local market areas, including the effects of an increase in unemployment levels, slowdowns in economic growth and changes in demand for products or services or the value of assets under management;

•	our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	changes in management personnel;

•	our ability to recruit and retain key employees;

•	volatility and direction of market interest rates;

•	any impairment of our goodwill or other intangible assets;

•	our ability to develop and provide competitive products and services that appeal to our customers and target markets;

•	our ability to provide investment management performance competitive with our peers and benchmarks;

•
fluctuations in the carrying value of the assets under management held by our Chartwell Investment Partners, LLC subsidiary, as well as the relative and absolute investment performance of such subsidiary’s investment products;

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

•
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, and potential expenses associated with complying with such laws and regulations;

•	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms;

•	regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to shareholders;

•	further government intervention in the U.S. financial system;

•	natural disasters and adverse weather, acts of terrorism, cyber-attacks, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control;

•	the effects of any reputation, credit, interest rate, market, operational, legal, liquidity, regulatory or compliance risk resulting from developments related to any of the risks discussed above; and

•	other factors that are discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC, which is accessible at www.sec.gov.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	June 30, 2019	December 31, 2018
ASSETS

Cash	$358	$367
Interest-earning deposits with other institutions	452,439	183,625
Federal funds sold	5,472	5,993
Cash and cash equivalents	458,269	189,985
Debt securities available-for-sale, at fair value	264,466	233,296
Debt securities held-to-maturity, at cost	139,092	196,131
Equity securities, at fair value	4,744	12,661
Federal Home Loan Bank stock	23,124	24,671
Total investment securities	431,426	466,759
Loans and leases held-for-investment	5,664,934	5,132,873
Allowance for loan and lease losses	(14,016)	(13,208)
Loans and leases held-for-investment, net	5,650,918	5,119,665
Accrued interest receivable	21,957	20,702
Investment management fees receivable, net	7,807	7,299
Goodwill	41,660	41,660
Intangible assets, net of accumulated amortization of $9,433 and $8,429, respectively	25,199	26,203
Office properties and equipment, net of accumulated depreciation of $13,189 and $12,385, respectively	6,490	5,126
Operating lease right-of-use asset	23,778	—
Bank owned life insurance	69,164	68,309
Prepaid expenses and other assets	109,335	89,947
Total assets	$6,846,003	$6,035,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$5,786,983	$5,050,461
Borrowings, net	335,000	404,166
Accrued interest payable on deposits and borrowings	7,671	5,204
Deferred tax liability, net	4,316	3,513
Acquisition earn out liability	—	2,920
Operating lease liability	24,433	—
Other accrued expenses and other liabilities	98,619	90,037
Total liabilities	6,257,022	5,556,301

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 0, respectively	77,674	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 31,389,062 and 30,893,584, respectively; Shares outstanding - 29,339,152 and 28,878,674, respectively	293,837	293,355
Additional paid-in capital	19,182	15,364
Retained earnings	191,435	164,009
Accumulated other comprehensive income (loss), net	(360)	(1,331)
Treasury stock (2,049,910 and 2,014,910 shares, respectively)	(31,255)	(30,511)
Total shareholders’ equity	588,981	479,354
Total liabilities and shareholders’ equity	$6,846,003	$6,035,655

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Interest income:
Loans and leases	$60,579	$44,614	$117,841	$83,641
Investments	4,151	2,300	8,504	4,084
Interest-earning deposits	1,609	870	2,896	1,475
Total interest income	66,339	47,784	129,241	89,200

Interest expense:
Deposits	32,155	16,696	61,488	30,097
Borrowings	2,881	2,297	6,078	4,050
Total interest expense	35,036	18,993	67,566	34,147
Net interest income	31,303	28,791	61,675	55,053
Provision (credit) for loan and lease losses	(712)	415	(1,089)	610
Net interest income after provision for loan and lease losses	32,015	28,376	62,764	54,443
Non-interest income:
Investment management fees	9,254	9,686	18,678	18,594
Service charges on deposits	78	140	214	274
Net gain on the sale and call of debt securities	112	1	140	6
Swap fees	1,692	1,937	3,495	3,185
Commitment and other loan fees	256	331	787	663
Other income	587	407	1,734	869
Total non-interest income	11,979	12,502	25,048	23,591
Non-interest expense:
Compensation and employee benefits	16,985	15,742	33,760	31,210
Premises and occupancy costs	1,834	1,264	3,104	2,554
Professional fees	1,406	1,554	2,401	2,649
FDIC insurance expense	1,047	1,134	2,468	2,280
General insurance expense	259	242	553	489
State capital shares tax	380	484	760	911
Travel and entertainment expense	1,040	1,006	1,875	1,652
Intangible amortization expense	502	502	1,004	963
Other operating expenses	4,132	3,390	8,332	6,460
Total non-interest expense	27,585	25,318	54,257	49,168
Income before tax	16,409	15,560	33,555	28,866
Income tax expense	1,718	968	4,300	3,873
Net income	$14,691	$14,592	$29,255	$24,993
Preferred stock dividends	1,150	762	1,829	762
Net income available to common shareholders	$13,541	$13,830	$27,426	$24,231

Earnings per common share:
Basic	$0.49	$0.50	$0.98	$0.88
Diluted	$0.47	$0.48	$0.95	$0.84

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018

Net income	$14,691	$14,592	$29,255	$24,993

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $427, $(174), $1,194 and $(396), respectively	1,259	(567)	3,689	(1,325)

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $(26), $0, $(30) and $(1), respectively	(83)	(1)	(96)	(5)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $(506), $79, $(556) and $299, respectively	(1,612)	261	(1,769)	983

Reclassification adjustment for gains included in net income on derivatives, net of tax expense of $(134), $(89), $(268) and $(126), respectively	(426)	(293)	(853)	(414)

Other comprehensive income (loss)	(862)	(600)	971	(761)

Total comprehensive income	$13,829	$13,992	$30,226	$24,232

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	$—	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071
Impact of adoption of ASU 2014-09	—	—	—	534	—	—	534
Reclassification for equity securities under ASU 2016-01	—	—	—	(286)	286	—	—
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	(274)	274	—	—
Net income	—	—	—	24,993	—	—	24,993
Other comprehensive loss	—	—	—	—	(761)	—	(761)
Issuance of preferred stock (net of offering costs of $1,818)	38,432	—	—	—	—	—	38,432
Preferred stock dividends	—	—	—	(762)	—	—	(762)
Exercise of stock options	—	2,101	(1,194)	—	—	—	907
Purchase of treasury stock	—	—	—	—	—	(2,462)	(2,462)
Stock-based compensation	—	—	3,942	—	—	—	3,942
Balance, June 30, 2018	$38,432	$291,608	$13,038	$135,937	$1,045	$(26,166)	$453,894

Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354
Net income	—	—	—	29,255	—	—	29,255
Other comprehensive income	—	—	—	—	971	—	971
Issuance of preferred stock (net of offering costs of $2,826)	77,674	—	—	—	—	—	77,674
Preferred stock dividends	—	—	—	(1,829)	—	—	(1,829)
Exercise of stock options	—	482	(225)	—	—	—	257
Purchase of treasury stock	—	—	—	—	—	(744)	(744)
Stock-based compensation	—	—	4,043	—	—	—	4,043
Balance, June 30, 2019	$116,142	$293,837	$19,182	$191,435	$(360)	$(31,255)	$588,981

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$29,255	$24,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,807	1,729
Amortization of deferred financing costs	84	101
Provision (credit) for loan losses	(1,089)	610
Net gain on the sale of loans	—	(19)
Stock-based compensation expense	4,043	3,942
Net gain on the sale or call of debt securities available-for-sale	(126)	(3)
Net gain on the call of debt securities held-to-maturity	(14)	(3)
Loss (income) from equity securities	(850)	36
Net amortization of premiums and discounts on debt securities	21	431
Increase in investment management fees receivable, net	(508)	(115)
Increase in accrued interest receivable	(1,255)	(2,668)
Increase (decrease) in accrued interest payable	2,467	(66)
Bank owned life insurance income	(855)	(858)
Decrease in income taxes payable	339	—
Increase in prepaid income taxes	9,130	9,424
Deferred tax provision	464	763
Decrease in accounts payable and other accrued expenses	(15,269)	(6,061)
Other, net	(1,684)	174
Net cash provided by operating activities	25,960	32,410
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(52,120)	(61,489)
Purchase of debt securities held-to-maturity	(61,905)	(19,878)
Purchase of equity securities	—	(130)
Proceeds from the sale of debt securities available-for-sale	4,993	2,037
Proceeds from the sale of equity securities	8,844	—
Principal repayments and maturities of debt securities available-for-sale	20,837	9,837
Principal repayments and maturities of debt securities held-to-maturity	118,941	2,000
Investment in low income housing and historic tax credits	(6,193)	(1,930)
Net redemption (purchase) of Federal Home Loan Bank stock	1,547	(2,687)
Net increase in loans and leases	(530,163)	(371,714)
Proceeds from loan sales	—	3,342
Additions to office properties and equipment	(2,167)	(755)
Acquisition	—	(1,335)
Net cash used in investing activities	(497,386)	(442,702)
Cash flows from financing activities:
Net increase in deposit accounts	736,522	453,591
Net decrease in Federal Home Loan Bank advances	(65,000)	(65,000)
Net decrease in line of credit advances	(4,250)	(6,200)
Net proceeds from issuance of preferred stock	77,674	38,432
Net proceeds from exercise of stock options	257	907
Payment of contingent consideration	(2,920)	—
Purchase of treasury stock	(744)	(2,462)
Dividends paid on preferred stock	(1,829)	(762)
Net cash provided by financing activities	739,710	418,506
Net change in cash and cash equivalents during the period	268,284	8,214
Cash and cash equivalents at beginning of the period	189,985	156,153
Cash and cash equivalents at end of the period	$458,269	$164,367

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest expense	$65,015	$34,112
Income taxes	$(5,633)	$(6,314)
Other non-cash activity:
Operating lease right-of-use asset	$23,778	$—
Contingent consideration	$—	$3,138

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] BASIS OF INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly owned subsidiaries: TriState Capital Bank, a Pennsylvania-chartered state bank (the “Bank”); Chartwell Investment Partners, LLC, a registered investment adviser (“Chartwell”); and Chartwell TSC Securities Corp., a registered broker/dealer (“CTSC Securities”).

The Bank was established to serve the commercial banking needs of middle-market businesses and private banking needs of high-net-worth individuals. The Bank has two wholly owned subsidiaries: TSC Equipment Finance LLC (“TSC Equipment Finance”), established to hold and manage loans and leases of our equipment finance business, and Meadowood Asset Management, LLC (“Meadowood”), established to hold and manage foreclosed properties for the Bank. Chartwell provides investment management services primarily to institutional investors, mutual funds and individual investors. CTSC Securities supports marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell.

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

CONSOLIDATION
Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly owned subsidiaries, TSC Equipment Finance and Meadowood, after elimination of inter-company accounts and transactions. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to SEC rules for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the related notes for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 19, 2019.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, interest-earning deposits with other institutions, federal funds sold and short-term investments that have an original maturity of 90 days or less.

BUSINESS COMBINATIONS
The Company accounts for business combinations using the acquisition method of accounting. Under this method of accounting, the acquired company’s net assets are recorded at fair value as of the date of acquisition, and the results of operations of the acquired company are combined with our results from that date forward. Acquisition costs are expensed when incurred. The difference between the purchase price, which includes an initial measurement of any contingent earn out, and the fair value of the net assets acquired (including identified intangibles) is recorded as goodwill in the consolidated statements of financial condition. A change in the initial estimate of any contingent earn out amount is recorded to non-interest expense in the consolidated statements of income.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of June 30, 2019 and December 31, 2018. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

LOANS AND LEASES
Loans and leases held-for-investment are stated at unpaid principal balances, net of deferred loan fees and costs. Loans held-for-sale are stated at the lower of cost or fair value. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. Deferred loan fees and costs are amortized to interest income over the estimated life of the loan, taking into consideration scheduled payments and prepayments.

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

The Company is a party to financial instruments with off-balance sheet risk, such as commitments to extend credit, in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the lending agreement with such customer. Commitments generally have fixed expiration dates or other termination clauses (i.e., loans due on demand) and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the unfunded commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management’s credit evaluation of the borrower.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan and lease portfolio as of June 30, 2019 and December 31, 2018. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan and lease losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan and lease losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In estimating probable loan and lease loss of general reserves, management considers numerous factors, including historical charge-offs and subsequent recoveries. Management also considers qualitative factors that influence our credit quality, including, but not limited to, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, and the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the six months ended June 30, 2019, and no allowance for uncollectible accounts as of June 30, 2019. There was no bad debt expense recorded for the six months ended June 30, 2018, and there was no allowance for uncollectible accounts as of December 31, 2018.

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

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of these assets exceeds its fair value. If the carrying value exceeds the fair value of the asset, an impairment loss is recorded in an amount equal to any such excess and the assets are reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as its trade names, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 25 years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The changes are effective for public business entities that are SEC filers for annual and interim periods in fiscal years beginning after December 15, 2019. Management created a formal working group, consisting of key stakeholders from finance, risk and credit, to govern the implementation of this standard. We are in the process of designing current expected credit loss estimation methodologies and analyzing data to be able to comply with this standard. We have engaged a third party software provider to assist during our design and implementation phase. The Company is currently evaluating the impact this standard will have on our results of operations, financial position and related disclosure.

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

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$185,906	$2,417	$529	$187,794
Trust preferred securities	18,028	—	859	17,169
Agency collateralized mortgage obligations	29,905	17	40	29,882
Agency mortgage-backed securities	19,409	248	34	19,623
Agency debentures	9,479	519	—	9,998
Total debt securities available-for-sale	262,727	3,201	1,462	264,466
Debt securities held-to-maturity:
Corporate bonds	27,181	497	—	27,678
Agency debentures	87,297	1,081	—	88,378
Municipal bonds	20,229	153	1	20,381
Agency mortgage-backed securities	4,385	284	—	4,669
Total debt securities held-to-maturity	139,092	2,015	1	141,106
Total debt securities	$401,819	$5,216	$1,463	$405,572

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

Interest income on investment securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Taxable interest income	$3,641	$1,901	$7,513	$3,314
Non-taxable interest income	101	105	205	216
Dividend income	409	294	786	554
Total interest income on investment securities	$4,151	$2,300	$8,504	$4,084

As of June 30, 2019, the contractual maturities of the debt securities were:

	June 30, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$31,138	$31,248	$1,464	$1,466
Due from one to five years	123,707	125,870	37,433	37,580
Due from five to ten years	40,953	40,492	74,686	75,601
Due after ten years	66,929	66,856	25,509	26,459
Total debt securities	$262,727	$264,466	$139,092	$141,106

The $66.9 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of June 30, 2019, included $39.5 million, or 59.1%, that are floating-rate securities. The $74.7 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of June 30, 2019, included $20.8 million that have call provisions within the next four years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity		Available-for-Sale		Held-to-Maturity
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Proceeds from sales	$4,993	$—	$—	$—	$4,993	$2,037	$—	$—
Proceeds from calls	2,858	4,081	95,835	105	4,082	4,081	117,295	1,000
Total proceeds	$7,851	$4,081	$95,835	$105	$9,075	$6,118	$117,295	$1,000

Gross realized gains	$109	$4	$3	$—	$126	$6	$14	$3
Gross realized losses	—	3	—	—	—	3	—	—
Net realized gains	$109	$1	$3	$—	$126	$3	$14	$3

Debt securities available-for-sale of $3.1 million as of June 30, 2019, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $11.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$4,687	$8	$25,091	$521	$29,778	$529
Trust preferred securities	17,169	859	—	—	17,169	859
Agency collateralized mortgage obligations	21,734	31	2,832	9	24,566	40
Agency mortgage-backed securities	—	—	7,027	34	7,027	34
Total debt securities available-for-sale	43,590	898	34,950	564	78,540	1,462
Debt securities held-to-maturity:
Municipal bonds	—	—	325	1	325	1
Total debt securities held-to-maturity	—	—	325	1	325	1
Total temporarily impaired debt securities (1)	$43,590	$898	$35,275	$565	$78,865	$1,463

(1)	The number of investment positions with unrealized losses totaled 26 for available-for-sale securities and 1 for held-to-maturity securities.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$110,200	$789	$22,954	$872	$133,154	$1,661
Trust preferred securities	16,849	1,115	—	—	16,849	1,115
Non-agency collateralized loan obligations	—	—	390	3	390	3
Agency collateralized mortgage obligations	—	—	3,015	4	3,015	4
Agency mortgage-backed securities	5,851	51	8,690	297	14,541	348
Agency debentures	3,487	49	—	—	3,487	49
Total debt securities available-for-sale	136,387	2,004	35,049	1,176	171,436	3,180
Debt securities held-to-maturity:
Corporate bonds	3,978	22	—	—	3,978	22
Agency debentures	1,952	34	—	—	1,952	34
Municipal bonds	16,105	51	2,110	10	18,215	61
Agency mortgage-backed securities	4,382	27	—	—	4,382	27
Total debt securities held-to-maturity	26,417	134	2,110	10	28,527	144
Total temporarily impaired debt securities (1)	$162,804	$2,138	$37,159	$1,186	$199,963	$3,324

(1)	The number of investment positions with unrealized losses totaled 78 for available-for-sale securities and 29 for held-to-maturity securities.

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. The most recent assessment for credit impairment did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

There were no outstanding debt securities classified as trading as of June 30, 2019 and December 31, 2018.

Equity securities as of June 30, 2019, consisted of a mutual fund investment in mid-cap value equities. There were $4.7 million and $12.7 million in equity securities outstanding as of June 30, 2019 and December 31, 2018, respectively.

There was $23.1 million and $24.7 million in FHLB stock outstanding as of June 30, 2019 and December 31, 2018, respectively.

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

Loans and leases held-for-investment were comprised of the following:

	June 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$3,182,790	$905,318	$1,572,597	$5,660,705
Deferred loan costs (fees)	5,878	2,736	(4,385)	4,229
Loans and leases held-for-investment, net of deferred fees and costs	3,188,668	908,054	1,568,212	5,664,934
Allowance for loan and lease losses	(2,140)	(5,911)	(5,965)	(14,016)
Loans and leases held-for-investment, net	$3,186,528	$902,143	$1,562,247	$5,650,918

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$2,864,094	$781,836	$1,482,148	$5,128,078
Deferred loan costs (fees)	5,449	3,484	(4,138)	4,795
Loans and leases held-for-investment, net of deferred fees and costs	2,869,543	785,320	1,478,010	5,132,873
Allowance for loan and lease losses	(1,942)	(5,764)	(5,502)	(13,208)
Loans and leases held-for-investment, net	$2,867,601	$779,556	$1,472,508	$5,119,665

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of June 30, 2019 and December 31, 2018, was $4.18 billion and $3.54 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $595,000 and $542,000 as of June 30, 2019 and December 31, 2018, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $48.5 million and $64.4 million as of June 30, 2019 and December 31, 2018, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of June 30, 2019 and December 31, 2018, included in the total unfunded commitments above, was $71.6 million and $60.0 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the six months ended June 30, 2019 and 2018, there were draws on letters of credit totaling $85,000 and $5.7 million, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

[4] ALLOWANCE FOR LOAN AND LEASE LOSSES

Our allowance for loan and lease losses represents our estimate of probable loan and lease losses inherent in the portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans and leases, as well as estimated probable credit losses inherent in the remainder of the loan and lease portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans and leases are charged off or when the credit history of any of the Company’s three loan portfolios (private banking loans, C&I loans and leases, and CRE loans) improves. Management evaluates the adequacy of the allowance quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan and lease losses on an annual basis. The calculation of the allowance for loan and lease losses takes into consideration the inherent risk identified within each of the Company’s three loan portfolios. In addition, management considers the historical loss experience of each loan portfolio to ensure that the allowance for loan and lease losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for more details on the Company’s allowance for loan and lease losses policy.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities or cash value life insurance, which were 97.2% and 96.7% of total private banking loans as of June 30, 2019 and December 31, 2018, respectively.

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

The following tables present the recorded investment in loans by credit quality indicator:

	June 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$3,186,479	$885,950	$1,565,859	$5,638,288
Special mention	—	14,441	2,072	16,513
Substandard	2,189	7,663	281	10,133
Loans and leases held-for-investment	$3,188,668	$908,054	$1,568,212	$5,664,934

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,864,774	$767,540	$1,475,793	$5,108,107
Special mention	2,532	12,636	2,217	17,385
Substandard	2,237	5,144	—	7,381
Loans and leases held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

Changes in the allowance for loan and lease losses were as follows for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,001	$7,041	$5,670	$14,712
Provision (credit) for loan losses	139	(1,146)	295	(712)
Charge-offs	—	—	—	—
Recoveries	—	16	—	16
Balance, end of period	$2,140	$5,911	$5,965	$14,016

	Three Months Ended June 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,556	$8,466	$4,796	$14,818
Provision for loan losses	1	232	182	415
Charge-offs	—	—	—	—
Recoveries	—	88	—	88
Balance, end of period	$1,557	$8,786	$4,978	$15,321

Changes in the allowance for loan and lease losses were as follows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,942	$5,764	$5,502	$13,208
Provision (credit) for loan losses	198	(1,750)	463	(1,089)
Charge-offs	—	—	—	—
Recoveries	—	1,897	—	1,897
Balance, end of period	$2,140	$5,911	$5,965	$14,016

	Six Months Ended June 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,577	$8,043	$4,797	$14,417
Provision (credit) for loan losses	(20)	449	181	610
Charge-offs	—	—	—	—
Recoveries	—	294	—	294
Balance, end of period	$1,557	$8,786	$4,978	$15,321

The following tables present the age analysis of past due loans and leases segregated by class:

	June 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$—	$134	$2,184	$2,318	$3,186,350	$3,188,668
Commercial and industrial	—	—	—	—	908,054	908,054
Commercial real estate	—	—	—	—	1,568,212	1,568,212
Loans and leases held-for-investment	$—	$134	$2,184	$2,318	$5,662,616	$5,664,934

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$1,040	$173	$2,000	$3,213	$2,866,330	$2,869,543
Commercial and industrial	—	—	—	—	785,320	785,320
Commercial real estate	—	—	—	—	1,478,010	1,478,010
Loans and leases held-for-investment	$1,040	$173	$2,000	$3,213	$5,129,660	$5,132,873

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Six Months Ended June 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$2,176	$2,363	$626	$2,201	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	2,176	2,363	626	2,201	—
Without a related allowance recorded:
Private banking	13	13	—	13	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	13	13	—	13	—
Total:
Private banking	2,189	2,376	626	2,214	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$2,189	$2,376	$626	$2,214	$—

As of and for the Twelve Months Ended December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$2,237	$2,421	$437	$2,293	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	2,237	2,421	437	2,293	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	2,237	2,421	437	2,293	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$2,237	$2,421	$437	$2,293	$—

Impaired loans as of June 30, 2019 and December 31, 2018, were $2.2 million and $2.2 million, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the six months ended June 30, 2019, and the twelve months ended December 31, 2018. As of June 30, 2019 and December 31, 2018, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $626,000 and $437,000 as of June 30, 2019 and December 31, 2018, respectively.

The following tables present the allowance for loan and lease losses and recorded investment in loans by class:

	June 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$626	$—	$—	$626
Collectively evaluated for impairment	1,514	5,911	5,965	13,390
Total allowance for loan and lease losses	$2,140	$5,911	$5,965	$14,016
Loans and leases held-for-investment:
Individually evaluated for impairment	$2,189	$—	$—	$2,189
Collectively evaluated for impairment	3,186,479	908,054	1,568,212	5,662,745
Loans and leases held-for-investment	$3,188,668	$908,054	$1,568,212	$5,664,934

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$437	$—	$—	$437
Collectively evaluated for impairment	1,505	5,764	5,502	12,771
Total allowance for loan and lease losses	$1,942	$5,764	$5,502	$13,208
Loans and leases held-for-investment:
Individually evaluated for impairment	$2,237	$—	$—	$2,237
Collectively evaluated for impairment	2,867,306	785,320	1,478,010	5,130,636
Loans and leases held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$—	$—
Non-accrual loans	176	237
Total troubled debt restructurings	$176	$237

There were no unused commitments on loans designated as troubled debt restructurings as of June 30, 2019 and December 31, 2018.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with a payment default during the six months ended June 30, 2019, and a loan totaling $186,000 modified as a TDR within 12 months of the corresponding balance sheet date with a payment default during the six months ended June 30, 2018.

There were no loans newly designated as TDRs during the six months ended June 30, 2019 and 2018.

Other Real Estate Owned

As of June 30, 2019 and December 31, 2018, the balance of the other real estate owned portfolio was $3.0 million and $3.4 million, respectively. There were no residential mortgage loans in the process of foreclosure as of June 30, 2019.

[5] OPERATING LEASES

The Company has noncancellable operating leases primarily for its six office spaces and other office equipment that expire between 2019 and 2036. These leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain that it will exercise these renewal options, the options are not considered in determining the lease terms and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for many of the Company’s leases, variable payments. Variable payments for office space leases include the Company’s proportionate share of the building’s property taxes, insurance and common area maintenance. For office equipment leases for which the Company has elected not to separate lease and nonlease components, maintenance services are provided by the lessor at a fixed cost and are included in the fixed lease payments for the single, combined lease component.

Operating lease cost for the three and six months ended June 30, 2019, was $781,000 and $1.1 million, respectively. As of June 30, 2019, the weighted average remaining lease term was 14.2 years and the weighted average discount rate as 4.25%.

Maturities of lease liabilities under noncancellable leases as of June 30, 2019, are as follows:

(Dollars in thousands)	Amount
June 30,
2020	$2,599
2021	2,589
2022	2,755
2023	2,174
2024	2,147
Thereafter	21,149
Total undiscounted lease payments	$33,413
Imputed interest	(8,980)
Operating lease liability	$24,433

[6] DEPOSITS

As of June 30, 2019 and December 31, 2018, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	June 30, 2019	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$270,435	$258,268
Interest-bearing checking accounts	0.05 to 2.95%	2.12%	2.29%	971,081	778,131
Money market deposit accounts	0.10 to 3.25%	2.55%	2.45%	3,021,610	2,781,870
Total demand and savings accounts				4,263,126	3,818,269
Certificates of deposit	1.29 to 3.25%	2.62%	2.39%	1,523,857	1,232,192
Total deposits				$5,786,983	$5,050,461
Weighted average rate on interest-bearing accounts		2.49%	2.41%

As of June 30, 2019 and December 31, 2018, the Bank had total brokered deposits of $662.0 million and $641.4 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $799.3 million and $565.3 million as of June 30, 2019 and December 31, 2018, respectively, and were considered non-brokered.

As of June 30, 2019 and December 31, 2018, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $614.1 million and $569.8 million, respectively. As of June 30, 2019 and December 31, 2018, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $268.9 million and $230.0 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	June 30, 2019	December 31, 2018
12 months or less	$1,242,103	$992,468
12 months to 24 months	240,096	181,456
24 months to 36 months	41,658	58,268
Total	$1,523,857	$1,232,192

Interest expense on deposits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest-bearing checking accounts	$4,965	$2,576	$9,508	$4,198
Money market deposit accounts	18,200	9,722	34,739	17,834
Certificates of deposit	8,990	4,398	17,241	8,065
Total interest expense on deposits	$32,155	$16,696	$61,488	$30,097

[7] BORROWINGS

As of June 30, 2019 and December 31, 2018, borrowings were comprised of the following:

	June 30, 2019			December 31, 2018
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit		$—	5/1/2020	2.62%	$250,000	5/1/2019
Issued 5/30/2019	2.65%	150,000	9/3/2019		—
Issued 4/8/2019	2.70%	50,000	7/8/2019		—
Issued 3/29/2019	2.73%	100,000	7/1/2019		—
Issued 12/31/2018		—		2.65%	65,000	1/2/2019
Issued 10/10/2018		—		2.54%	50,000	1/8/2019
Line of credit borrowings		—	10/17/2019	5.47%	4,250	9/28/2019
Subordinated notes payable (net of debt issuance costs of $0 and $84)	5.75%	35,000	7/1/2019	5.75%	34,916	7/1/2019
Total borrowings, net		$335,000			$404,166

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualified Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of June 30, 2019, the Bank’s borrowing capacity is based on the information provided in the March 31, 2019, QCR filing. As of June 30, 2019, the Bank had securities held in safekeeping at the FHLB with a fair value of $3.1 million, combined with pledged loans of $1.18 billion, for a gross borrowing capacity of $843.1 million, of which $300.0 million was outstanding in advances. As of December 31, 2018, there was $365.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings under these lines of credit and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $2.5 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC, however if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from our customer as part of the existing credit facility of that customer.

The holding company maintains an unsecured line of credit of $50.0 million with Texas Capital Bank. As of June 30, 2019 and December 31, 2018, there was $0 and $4.3 million outstanding under this line of credit, respectively.

Interest expense on borrowings was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
FHLB borrowings	$2,334	$1,743	$4,920	$2,890
Line of credit borrowings	10	—	68	52
Subordinated notes payable	537	554	1,090	1,108
Total interest expense on borrowings	$2,881	$2,297	$6,078	$4,050

[8] STOCK TRANSACTIONS

In May 2019, the Company completed the issuance and sale of a registered, underwritten public offering of 3,220,000 depositary shares, each representing a 1/40th interest in a share of its 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $77.7 million from the sale of 80,500 shares of its Series B Preferred Stock (equivalent to 3,220,000 depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

When, as, and if declared by the board of directors (the “Board”) of the Company, dividends will be payable on the Series B Preferred Stock from the date of issuance to, but excluding July 1, 2026, at a rate of 6.375% per annum, payable quarterly, in arrears, and from and including July 1, 2026, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 408.8 basis points per annum (subject to potential adjustment as provided in the definition of three-month LIBOR), payable quarterly, in arrears. The Company may redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after July 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on May 23, 2019.

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

When, as, and if declared by the Board, dividends will be payable on the Series A Preferred Stock from the date of issuance to, but excluding April 1, 2023, at a rate of 6.75% per annum, payable quarterly, in arrears, and from and including April 1, 2023, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 398.5 basis points per annum (subject to potential adjustment), payable quarterly, in arrears. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2023, as described in the prospectus supplement relating to the offering filed with the SEC on March 19, 2018.

During the six months ended June 30, 2019, the Company paid dividends of $679,000, or $0.42 per depositary share, on its Series A Preferred Stock and $471,000, or $0.15 per depositary share, on its Series B Preferred Stock. During the six months ended June 30, 2018, the Company paid dividends of $762,000, or $0.47 per depositary share, on its Series A Preferred Stock.

Under authorization by the Board, the Company was permitted to repurchase its common stock up to prescribed amounts, of which $1.5 million remained available as of June 30, 2019. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company. During the six months ended June 30, 2019, the Company repurchased a total of 35,000 shares for approximately $744,000, at an average cost of $21.26 per share, which are held as treasury stock. During the six months ended June 30, 2018, the Company repurchased a total of 97,031 shares for approximately $2.5 million, at an average cost of $25.37 per share, which are held as treasury stock.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding
Balance, December 31, 2017	—	28,591,101
Issuance of preferred stock	40,250	—
Issuance of restricted common stock	—	389,113
Forfeitures of restricted common stock	—	(22,000)
Exercise of stock options	—	86,700
Purchase of treasury stock	—	(97,031)
Balance, June 30, 2018	40,250	28,947,883

Balance, December 31, 2018	40,250	28,878,674
Issuance of preferred stock	80,500	—
Issuance of restricted common stock	—	542,703
Forfeitures of restricted common stock	—	(69,605)
Exercise of stock options	—	22,380
Purchase of treasury stock	—	(35,000)
Balance, June 30, 2019	120,750	29,339,152

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of June 30, 2019 and December 31, 2018, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and was phased in ratably over a four-year period until it reached 2.5% on January 1, 2019. As of June 30, 2019 and December 31, 2018, the capital conservation buffer was 2.5% and 1.875%, respectively, in addition to the minimum capital adequacy levels shown in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$535,650	12.82%	$334,208	8.00%	N/A	N/A
Bank	$487,613	11.73%	$332,677	8.00%	$415,847	10.00%
Tier 1 risk-based capital ratio
Company	$524,586	12.56%	$250,656	6.00%	N/A	N/A
Bank	$473,393	11.38%	$249,508	6.00%	$332,677	8.00%
Common equity tier 1 risk-based capital ratio
Company	$410,567	9.83%	$187,992	4.50%	N/A	N/A
Bank	$473,393	11.38%	$187,131	4.50%	$270,300	6.50%
Tier 1 leverage ratio
Company	$524,586	8.21%	$255,595	4.00%	N/A	N/A
Bank	$473,393	7.43%	$254,764	4.00%	$318,455	5.00%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Net income available to common shareholders	$13,541	$13,830	$27,426	$24,231
Weighted average common shares outstanding:
Basic	27,887,599	27,628,120	27,860,370	27,611,498
Restricted stock - dilutive	562,226	741,050	550,903	696,278
Stock options - dilutive	340,848	479,799	336,445	478,412
Diluted	28,790,673	28,848,969	28,747,718	28,786,188

Earnings per common share:
Basic	$0.49	$0.50	$0.98	$0.88
Diluted	$0.47	$0.48	$0.95	$0.84

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive shares (1)	6,000	19,000	13,000	22,500

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[11] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments related to certain of the Company’s FHLB borrowings and to manage the volatility of the change in fair value related to certain of the Company’s equity investments. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers while at the same time the Company enters into an offsetting derivative transaction in order to eliminate its interest rate risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of June 30, 2019 and December 31, 2018:

	Asset Derivatives		Liability Derivatives
	as of June 30, 2019		as of June 30, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$1,522

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	52,066	Other liabilities	52,119
Equity products	Other assets	—	Other liabilities	77

Total	Other assets	$52,066	Other liabilities	$53,718

	Asset Derivatives		Liability Derivatives
	as of December 31, 2018		as of December 31, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,384	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	25,523	Other liabilities	25,518

Total	Other assets	$26,907	Other liabilities	$25,518

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of June 30, 2019 and December 31, 2018:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
June 30, 2019	$52,066	$—	$52,066	$(1,451)	$—	$50,615

December 31, 2018	$26,907	$—	$26,907	$(9,587)	$—	$17,320

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
June 30, 2019	$53,718	$—	$53,718	$(1,451)	$(51,526)	$741

December 31, 2018	$25,518	$—	$25,518	$(9,587)	$(3,941)	$11,990

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2019.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of June 30, 2019, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/ (Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 6/29/2016	$100,000	0.83%	$—	7/1/2019	0
Issued 1/8/2018	50,000	2.21%	163	1/8/2021	18
Issued 5/30/2019	50,000	2.05%	442	6/1/2022	35
Issued 5/30/2019	50,000	2.03%	593	6/1/2023	47
Issued 5/30/2019	50,000	2.04%	714	6/1/2024	59
Total	$300,000		$1,912

(1)	The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)		2019	2018	2019	2018
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$560	$382	$(2,118)	$340

		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2019	2018	2019	2018
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$1,121	$540	$(2,325)	$1,282

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2019, the Company had interest rate derivative transactions with an aggregate notional amount of $2.29 billion related to this program.

In addition, the Company also has executed equity derivatives to economically hedge certain of its equity investments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2019, the Company had equity derivative transactions with an aggregate notional amount of $2.5 million.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2019	2018	2019	2018
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$(22)	$(3)	$(42)	$22
Equity products	Non-interest income	(77)	—	(77)	—
Total		$(99)	$(3)	$(119)	$22

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

As of June 30, 2019, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $51.9 million, including accrued interest. As of June 30, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $54.6 million. If the Company had breached any of these provisions as of June 30, 2019, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$187,794	$—	$187,794
Trust preferred securities	—	17,169	—	17,169
Agency collateralized mortgage obligations	—	29,882	—	29,882
Agency mortgage-backed securities	—	19,623	—	19,623
Agency debentures	—	9,998	—	9,998
Equity securities	4,744	—	—	4,744
Interest rate swaps	—	52,066	—	52,066
Total financial assets	4,744	316,532	—	321,276

Financial liabilities:
Interest rate swaps	—	53,641	—	53,641
Equity swaps	77	—	—	77
Total financial liabilities	$77	$53,641	$—	$53,718

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$151,063	$—	$151,063
Trust preferred securities	—	16,849	—	16,849
Non-agency collateralized loan obligations	—	390	—	390
Agency collateralized mortgage obligations	—	33,718	—	33,718
Agency mortgage-backed securities	—	21,264	—	21,264
Agency debentures	—	10,012	—	10,012
Equity securities	12,661	—	—	12,661
Interest rate swaps	—	26,907	—	26,907
Total financial assets	12,661	260,203	—	272,864

Financial liabilities:
Interest rate swaps	—	25,518	—	25,518
Acquisition earn out liability	—	—	2,920	2,920
Total financial liabilities	$—	$25,518	$2,920	$28,438

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

EQUITY SWAPS
Equity swaps are classified as Level 1 because the price of derivative contracts is quoted in actively traded markets.

ACQUISITION EARN OUT LIABILITY
The fair value of the Columbia Partners, L.L.C. Investment Management (“Columbia”) acquisition earn out liability was estimated based on management’s estimate of the projected annualized run-rate revenue of Columbia at December 31, 2018, and therefore is classified as Level 3. The earn out liability was fully paid during the three months ended March 31, 2019, and there is no remaining earn out liability.

NON-RECURRING FAIR VALUE MEASUREMENTS

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$1,563	$1,563
Other real estate owned	—	—	3,024	3,024
Total assets	$—	$—	$4,587	$4,587

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$1,800	$1,800
Other real estate owned	—	—	3,424	3,424
Total assets	$—	$—	$5,224	$5,224

As of June 30, 2019 and December 31, 2018, the Company recorded $626,000 and $437,000, respectively, of specific reserves to allowance for loan and lease losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$1,563	Collateral	Appraisal value and discount due to salability conditions	27%

Other real estate owned	$3,024	Collateral	Appraisal value and discount due to salability conditions	20%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes of the carrying amounts and estimated fair values of financial instruments:

		June 30, 2019		December 31, 2018
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$458,269	$458,269	$189,985	$189,985
Debt securities available-for-sale	2	264,466	264,466	233,296	233,296
Debt securities held-to-maturity	2	139,092	141,106	196,131	196,823
Equity securities	1	4,744	4,744	12,661	12,661
Federal Home Loan Bank stock	2	23,124	23,124	24,671	24,671
Loans and leases held-for-investment, net	3	5,650,918	5,648,620	5,119,665	5,119,562
Accrued interest receivable	2	21,957	21,957	20,702	20,702
Investment management fees receivable, net	2	7,807	7,807	7,299	7,299
Bank owned life insurance	2	69,164	69,164	68,309	68,309
Other real estate owned	3	3,024	3,024	3,424	3,424
Interest rate swaps	2	52,066	52,066	26,907	26,907

Financial liabilities:
Deposits	2	$5,786,983	$5,796,288	$5,050,461	$5,048,079
Borrowings, net	2	335,000	335,046	404,166	404,084
Acquisition earn out liability	3	—	—	2,920	2,920
Interest rate swaps	2	53,641	53,641	25,518	25,518
Equity swaps	1	77	77	—	—

During the six months ended June 30, 2019 and 2018, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2019 and December 31, 2018:

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

EQUITY SWAPS
Equity swaps are classified as Level 1 because the price of derivative contracts is quoted in actively traded markets.

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$54	$448	$502	$(265)	$1,910	$1,645
Change in unrealized holding gains (losses)	1,259	(1,612)	(353)	(567)	261	(306)
Gains reclassified from other comprehensive income	(83)	(426)	(509)	(1)	(293)	(294)
Net other comprehensive income (loss)	1,176	(2,038)	(862)	(568)	(32)	(600)
Balance, end of period	$1,230	$(1,590)	$(360)	$(833)	$1,878	$1,045

	Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$(2,363)	$1,032	$(1,331)	$172	$1,074	$1,246
Change in unrealized holding gains (losses)	3,689	(1,769)	1,920	(1,325)	983	(342)
Gains reclassified from other comprehensive income	(96)	(853)	(949)	(5)	(414)	(419)
Reclassification for equity securities under ASU 2016-01	—	—	—	286	—	286
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	39	235	274
Net other comprehensive income (loss)	3,593	(2,622)	971	(1,005)	804	(201)
Balance, end of period	$1,230	$(1,590)	$(360)	$(833)	$1,878	$1,045

[14] CONTINGENT LIABILITIES

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

(Dollars in thousands)	June 30, 2019	December 31, 2018
Assets:
Bank	$6,759,256	$5,947,165
Investment management	90,240	92,894
Parent and other	(3,493)	(4,404)
Total assets	$6,846,003	$6,035,655

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$66,311	$—	$28	$66,339	$47,720	$—	$64	$47,784
Interest expense	34,517	—	519	35,036	18,440	—	553	18,993
Net interest income (loss)	31,794	—	(491)	31,303	29,280	—	(489)	28,791
Provision (credit) for loan and lease losses	(712)	—	—	(712)	415	—	—	415
Net interest income (loss) after provision for loan and lease losses	32,506	—	(491)	32,015	28,865	—	(489)	28,376
Non-interest income:
Investment management fees	—	9,364	(110)	9,254	—	9,743	(57)	9,686
Net gain on the sale and call of debt securities	112	—	—	112	1	—	—	1
Other non-interest income	2,478	4	131	2,613	2,849	1	(35)	2,815
Total non-interest income	2,590	9,368	21	11,979	2,850	9,744	(92)	12,502
Non-interest expense:
Intangible amortization expense	—	502	—	502	—	502	—	502
Other non-interest expense	18,903	7,930	250	27,083	16,223	8,242	351	24,816
Total non-interest expense	18,903	8,432	250	27,585	16,223	8,744	351	25,318
Income (loss) before tax	16,193	936	(720)	16,409	15,492	1,000	(932)	15,560
Income tax expense (benefit)	1,658	264	(204)	1,718	955	277	(264)	968
Net income (loss)	$14,535	$672	$(516)	$14,691	$14,537	$723	$(668)	$14,592

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$129,142	$—	$99	$129,241	$89,071	$—	$129	$89,200
Interest expense	66,436	—	1,130	67,566	32,990	—	1,157	34,147
Net interest income (loss)	62,706	—	(1,031)	61,675	56,081	—	(1,028)	55,053
Provision (credit) for loan and lease losses	(1,089)	—	—	(1,089)	610	—	—	610
Net interest income (loss) after provision for loan and lease losses	63,795	—	(1,031)	62,764	55,471	—	(1,028)	54,443
Non-interest income:
Investment management fees	—	18,896	(218)	18,678	—	18,707	(113)	18,594
Net gain on the sale and call of debt securities	140	—	—	140	6	—	—	6
Other non-interest income	5,355	25	850	6,230	5,026	1	(36)	4,991
Total non-interest income	5,495	18,921	632	25,048	5,032	18,708	(149)	23,591
Non-interest expense:
Intangible amortization expense	—	1,004	—	1,004	—	963	—	963
Other non-interest expense	37,923	14,987	343	53,253	32,010	15,815	380	48,205
Total non-interest expense	37,923	15,991	343	54,257	32,010	16,778	380	49,168
Income (loss) before tax	31,367	2,930	(742)	33,555	28,493	1,930	(1,557)	28,866
Income tax expense (benefit)	3,683	827	(210)	4,300	3,809	504	(440)	3,873
Net income (loss)	$27,684	$2,103	$(532)	$29,255	$24,684	$1,426	$(1,117)	$24,993

[16] SUBSEQUENT EVENTS

On July 1, 2019, the Company repaid in full its subordinated notes payable of $35.0 million, which were issued in 2014, in accordance with their contractual maturity.

On July 15, 2019, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depositary share, on the Company’s Series B Preferred Stock, each of which is payable on October 1, 2019, to preferred shareholders of record as of the close of business on September 13, 2019.

On July 15, 2019, the Board approved a new share repurchase program of up to $10 million, which is subject to customary regulatory approval. Under the authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three and six months ended June 30, 2019. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this quarterly report and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this document and “Item 1A. Risk Factors.”

General

We are a bank holding company that operates through two reportable segments: Bank and Investment Management. Through TriState Capital Bank, a Pennsylvania chartered bank (the “Bank”), the Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals and trusts. The Bank segment generates most of its revenue from interest on loans and investments, loan-related fees (including swap fees), and liquidity and treasury management related fees. Its primary source of funding for loans is deposits and its secondary source of funding is borrowings. The Bank’s largest expenses are interest on these deposits and borrowings, and salaries and related employee benefits. Through Chartwell Investment Partners, LLC, an SEC-registered investment adviser (“Chartwell”), the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through Chartwell TSC Securities Corp., our registered broker/dealer subsidiary (“CTSC Securities”). The Investment Management segment generates its revenue from investment management fees earned on assets under management, and its largest expenses are salaries and related employee benefits.

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

Executive Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $9.49 billion as of June 30, 2019. CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products that require SEC or Financial Industry Regulatory Authority, Inc. (“FINRA”) licensing.

For the three months ended June 30, 2019, our net income available to common shareholders was $13.5 million compared to $13.8 million for the same period in 2018, a decrease of $289,000, or 2.1%. This decrease was due to the following: (1) a $2.5 million, or 8.7%, increase in net interest income; (2) lower provision for loan and lease losses of $1.1 million; (3) a decrease in non-interest income of $523,000, or 4.2%; (4) an increase of $2.3 million, or 9.0%, in non-interest expense; (5) a $750,000 increase in income tax expense; and (6) an increase in preferred stock dividends of $388,000.

For the six months ended June 30, 2019, our net income available to common shareholders was $27.4 million compared to $24.2 million for the same period in 2018, an increase of $3.2 million, or 13.2%. This increase was due to the following: (1) a $6.6 million, or 12.0%, increase in net interest income; (2) lower provision for loan and lease losses of $1.7 million; (3) an increase in non-interest income of $1.5 million, or 6.2%; (4) an increase of $5.1 million, or 10.4%, in non-interest expense; (5) a $427,000 increase in income tax expense; and (6) an increase in preferred stock dividends of $1.1 million.

Our diluted EPS was $0.47 for the three months ended June 30, 2019, compared to $0.48 for the same period in 2018, and $0.95 for the six months ended June 30, 2019, compared to $0.84 for the same period in 2018. The increase in diluted EPS for the six months ended June 30, 2019, was a result of our continued growth of our business lines, which was the driver of additional net income available to common shareholders.

For the three months ended June 30, 2019, total revenue increased $1.9 million, or 4.5%, to $43.2 million from $41.3 million for the same period in 2018. For the six months ended June 30, 2019, total revenue increased $7.9 million, or 10.1%, to $86.6 million from $78.6 million for the same period in 2018. The increase in total revenue for the six months ended June 30, 2019, was driven largely by higher net interest income and swap fees for the Bank, as well as higher investment management fees for Chartwell.

Our annualized net interest margin was 2.03% and 2.38% for the three months ended June 30, 2019 and 2018, respectively, and 2.06% and 2.36% for the six months ended June 30, 2019 and 2018, respectively. The decrease in net interest margin for the three months ended June 30, 2019, was driven by an increase of 36 basis points in the yield on loans, more than offset by an increase of 76 basis points in the cost of interest-bearing liabilities. The decrease in net interest margin for the six months ended June 30, 2019, was driven by an increase of 52 basis points in the yield on loans, more than offset by an increase of 88 basis points in the cost of interest-bearing liabilities.

Our loans are predominantly variable rate loans indexed to 1-month LIBOR and our deposits are a combination of fixed-rate time deposits and variable rate deposits, many of which are indexed to the Effective Federal Funds Rate. When the financial markets anticipate a rate cut, LIBOR typically decreases in advance of action taken by the Federal Reserve, which compresses and can invert the historical spread between 1-month LIBOR and the Effective Federal Funds Rate. This occurred during the three months ended June 30, 2019, compressing our net interest margin, which impacted our net interest income and our rate of revenue growth as well as other ratios such as the Bank’s efficiency ratio, return on average assets and return on average common equity.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $9.3 million for the three months ended June 30, 2019, as compared to $9.7 million for the same period in 2018 and $18.7 million for the six months ended June 30, 2019, as compared to $18.6 million for the same period in 2018. Assets under management were $9.49 billion as of June 30, 2019, a decrease of $69.0 million from June 30, 2018, driven by market appreciation of $297.0 million, which was more than offset by net outflows of $366.0 million.

Our annualized ratio of non-interest expense to average assets was 1.71% and 2.00% for the three months ended June 30, 2019 and 2018, respectively, and 1.74% and 2.02% for the six months ended June 30, 2019 and 2018, respectively. The Bank’s efficiency ratio was 55.16% and 50.49% for the three months ended June 30, 2019 and 2018, respectively, and 55.72% and 52.38% for the six months ended June 30, 2019 and 2018, respectively. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 11.4% offset by the growth in the Bank’s non-interest expense of 18.5% for the six months ended June 30, 2019.

Our annualized return on average assets (net income to average total assets) was 0.91% and 1.16% for the three months ended June 30, 2019 and 2018, respectively, and 0.94% and 1.03% for the six months ended June 30, 2019 and 2018, respectively. Our annualized return on average common equity (net income available to common shareholders to average common equity) was 11.63% and 13.57% for the three months ended June 30, 2019 and 2018, respectively, and 12.06% and 12.14% for the six months ended June 30, 2019 and 2018, respectively.

Our total assets were $6.85 billion as of June 30, 2019, an increase of $810.3 million, or 27.1% on an annualized basis, from December 31, 2018. Loans and leases held-for-investment grew by $532.1 million to $5.66 billion as of June 30, 2019, an annualized increase of 20.9%, from December 31, 2018, as a result of growth in our commercial and private banking loan portfolios. Total deposits increased $736.5 million, or 29.4% on an annualized basis, to $5.79 billion as of June 30, 2019, from December 31, 2018.

Our ratio of adverse rated credits to total loans declined to 0.47% at June 30, 2019, from 0.48% at December 31, 2018. Our ratio of allowance for loan and leases losses to loans was 0.25% and 0.26% as of June 30, 2019 and December 31, 2018, respectively. We had a credit to provision for loan losses of $712,000 for the three months ended June 30, 2019, compared to provision expense of $415,000 for the three months ended June 30, 2018, and we had a credit to provision for loan and lease losses of $1.1 million for the six months ended June 30, 2019, compared to provision expense of $610,000 for the six months ended June 30, 2018.

Our book value per common share increased $0.85 to $16.12 as of June 30, 2019, from $15.27 as of December 31, 2018, largely as a result of our net income available to common shareholders during the six months ended June 30, 2019, which was partially offset by the issuance of restricted stock during the same period.

Non-GAAP Financial Measures

We report certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “efficiency ratio” and “EBITDA.” Although we believe these non-GAAP financial measures provide management and our investors with a more detailed understanding of our performance, these measures are not necessarily comparable to similar measures that may be presented by other companies. The non-GAAP financial measures presented herein are calculated as follows:

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

“Total revenue” is defined as net interest income and total non-interest income, excluding gains and losses on the sale and call of debt securities. We believe adjustments made to our operating revenue allow management and investors to better assess our core operating revenue by removing the volatility that is associated with certain items that are unrelated to our core business.

“Efficiency ratio” is defined as total non-interest expense divided by total revenue. We believe this measure allows management and investors to better assess our operating expenses in relation to our core operating revenue, particularly at the Bank.

“EBITDA” is defined as net income before interest expense, income tax expense, depreciation expense and intangible amortization expense. We use EBITDA particularly to assess the strength of our investment management business. We believe this measure is important because it allows management and investors to better assess our investment management performance in relation to our core operating earnings by excluding certain non-cash items that are unrelated to our core business and its ability to generate cash earnings.

The following tables present the financial measures calculated and presented in accordance with GAAP that are most directly comparable to the non-GAAP financial measures and a reconciliation of the differences between the GAAP financial measures and the non-GAAP financial measures.

(Dollars in thousands, except per share data)	June 30, 2019	December 31, 2018
Tangible book value per common share:
Common shareholders’ equity	$472,839	$440,886
Less: goodwill and intangible assets	66,859	67,863
Tangible common equity (numerator)	$405,980	$373,023
Common shares outstanding (denominator)	29,339,152	28,878,674
Tangible book value per common share	$13.84	$12.92

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Total revenue:
Net interest income	$31,303	$28,791	$61,675	$55,053
Total non-interest income	11,979	12,502	25,048	23,591
Less: net gain on the sale and call of debt securities	112	1	140	6
Total revenue	$43,170	$41,292	$86,583	$78,638

BANK SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Bank total revenue:
Net interest income	$31,794	$29,280	$62,706	$56,081
Total non-interest income	2,590	2,850	5,495	5,032
Less: net gain on the sale and call of debt securities	112	1	140	6
Bank total revenue	$34,272	$32,129	$68,061	$61,107

Bank efficiency ratio:
Total non-interest expense (numerator)	$18,903	$16,223	$37,923	$32,010
Total revenue (denominator)	$34,272	$32,129	$68,061	$61,107
Bank efficiency ratio	55.16%	50.49%	55.72%	52.38%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Investment Management EBITDA:
Net income	$672	$723	$2,103	$1,426
Interest expense	—	—	—	—
Income tax expense	264	277	827	504
Depreciation expense	119	125	244	250
Intangible amortization expense	502	502	1,004	963
EBITDA	$1,557	$1,627	$4,178	$3,143

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 71.2% and 70.0% of total revenue for the six months ended June 30, 2019 and 2018, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest income	$66,339	$47,784	$129,241	$89,200
Fully taxable equivalent adjustment	27	28	55	57
Interest income adjusted	66,366	47,812	129,296	89,257
Less: interest expense	35,036	18,993	67,566	34,147
Net interest income adjusted	$31,330	$28,819	$61,730	$55,110

Yield on earning assets (1) (2)	4.30%	3.95%	4.32%	3.83%
Cost of interest-bearing liabilities (1)	2.53%	1.77%	2.52%	1.64%
Net interest spread (1) (2)	1.77%	2.18%	1.80%	2.19%
Net interest margin (1) (2)	2.03%	2.38%	2.06%	2.36%

(1)	Annualized.

(2)	Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended June 30, 2019 and 2018. Non-accrual loans are included in the calculation of average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2019 and 2018.

	Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$255,697	$1,542	2.42%	$186,009	$842	1.82%
Federal funds sold	11,218	67	2.40%	6,650	28	1.69%
Debt securities available-for-sale	249,281	2,053	3.30%	181,718	1,356	2.99%
Debt securities held-to-maturity	181,495	1,712	3.78%	72,166	678	3.77%
Equity securities	7,701	28	1.46%	8,620	64	2.98%
FHLB stock	20,235	385	7.63%	19,061	230	4.84%
Total loans and leases	5,462,489	60,579	4.45%	4,378,514	44,614	4.09%
Total interest-earning assets	6,188,116	66,366	4.30%	4,852,738	47,812	3.95%
Other assets	266,905			213,320
Total assets	$6,455,021			$5,066,058

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$868,721	$4,965	2.29%	$604,324	$2,576	1.71%
Money market deposit accounts	2,855,795	18,200	2.56%	2,319,320	9,722	1.68%
Certificates of deposit	1,361,372	8,990	2.65%	928,210	4,398	1.90%
Borrowings:
FHLB borrowings	430,770	2,334	2.17%	418,187	1,743	1.67%
Line of credit borrowings	857	10	4.68%	—	—	—%
Subordinated notes payable, net	34,984	537	6.16%	34,781	554	6.39%
Total interest-bearing liabilities	5,552,499	35,036	2.53%	4,304,822	18,993	1.77%
Noninterest-bearing deposits	256,404			245,412
Other liabilities	113,031			68,491
Shareholders’ equity	533,087			447,333
Total liabilities and shareholders’ equity	$6,455,021			$5,066,058

Net interest income (1)		$31,330			$28,819
Net interest spread (1)			1.77%			2.18%
Net interest margin (1)			2.03%			2.38%

(1)	Calculated on a fully taxable equivalent basis.

(2)	Annualized.

Net Interest Income for the Three Months Ended June 30, 2019 and 2018. Net interest income, calculated on a fully taxable equivalent basis, increased $2.5 million, or 8.7%, to $31.3 million for the three months ended June 30, 2019, from $28.8 million for the same period in 2018. The increase in net interest income for the three months ended June 30, 2019, was primarily attributable to a $1.34 billion, or 27.5%, increase in average interest-earning assets driven primarily by loan growth. This increase in net interest income also reflects an increase of $18.6 million, or 38.8%, in interest income, partially offset by an increase of $16.0 million, or 84.5%, in interest expense. Net interest margin decreased to 2.03% for the three months ended June 30, 2019, as compared to 2.38% for the same period in 2018, driven by higher cost of funds, partially offset by higher yield on our loan portfolio.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which is our primary earning asset, of $1.08 billion, or 24.8%, as well as an increase of 36 basis points in yield on our loans for the three months ended June 30, 2019, compared to the same period in 2018. The most significant factors driving the yield on our loan portfolio were the two increases in the second half of 2018 to the Federal Reserve’s target Federal Funds Rate, which impacted our floating-rate loans. This was partially offset by our continuing shift between lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets increased 35 basis points to 4.30% for the three months ended June 30, 2019, as compared to 3.95% for the same period in 2018, primarily due to the higher yield on loans.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 76 basis points in the average rate paid on our interest-bearing liabilities, as well as an increase of $1.25 billion, or 29.0%, in average interest-bearing liabilities for the three months ended June 30, 2019, compared to the same period in 2018. The increase in the average rate paid on our interest-bearing liabilities reflected increases in rates paid in all deposit categories and FHLB borrowings, which was largely driven by the two increases in the second half of 2018 to the Federal Reserve’s target Federal Funds Rate, which impacted our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $536.5 million in average money market deposit accounts, an increase of $264.4 million in average interest-bearing checking accounts and an increase of $433.2 million in average certificates of deposits.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended June 30, 2019, compared to the same period in 2018. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30,
	2019 over 2018
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$329	$371	$700
Federal funds sold	15	24	39
Debt securities available-for-sale	152	545	697
Debt securities held-to-maturity	3	1,031	1,034
Equity securities	(30)	(6)	(36)
FHLB stock	140	15	155
Total loans	4,201	11,764	15,965
Total increase in interest income	4,810	13,744	18,554

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	1,046	1,343	2,389
Money market deposit accounts	5,869	2,609	8,478
Certificates of deposit	2,101	2,491	4,592
Borrowings:
FHLB borrowings	537	54	591
Line of credit borrowings	—	10	10
Subordinated notes payable, net	(20)	3	(17)
Total increase in interest expense	9,533	6,510	16,043
Total increase (decrease) in net interest income	$(4,723)	$7,234	$2,511

(1)
The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the six months ended June 30, 2019 and 2018. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2019 and 2018.

	Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$229,232	$2,798	2.46%	$168,164	$1,421	1.70%
Federal funds sold	9,914	98	1.99%	6,845	54	1.59%
Debt securities available-for-sale	242,794	4,040	3.36%	162,129	2,314	2.88%
Debt securities held-to-maturity	196,580	3,730	3.83%	65,596	1,273	3.91%
Equity securities	10,214	99	1.95%	8,624	130	3.04%
FHLB stock	20,366	690	6.83%	16,641	424	5.14%
Total loans and leases	5,320,953	117,841	4.47%	4,272,437	83,641	3.95%
Total interest-earning assets	6,030,053	129,296	4.32%	4,700,436	89,257	3.83%
Other assets	254,796			211,012
Total assets	$6,284,849			$4,911,448

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$830,915	$9,508	2.31%	$534,673	$4,198	1.58%
Money market deposit accounts	2,769,572	34,739	2.53%	2,300,567	17,834	1.56%
Certificates of deposit	1,331,003	17,241	2.61%	952,813	8,065	1.71%
Borrowings:
FHLB borrowings	444,973	4,920	2.23%	364,392	2,890	1.60%
Line of credit borrowings	2,489	68	5.51%	2,672	52	3.92%
Subordinated notes payable, net	34,958	1,090	6.29%	34,756	1,108	6.43%
Total interest-bearing liabilities	5,413,910	67,566	2.52%	4,189,873	34,147	1.64%
Noninterest-bearing deposits	259,028			236,882
Other liabilities	100,826			62,605
Shareholders’ equity	511,085			422,088
Total liabilities and shareholders’ equity	$6,284,849			$4,911,448

Net interest income (1)		$61,730			$55,110
Net interest spread (1)			1.80%			2.19%
Net interest margin (1)			2.06%			2.36%

(1)	Calculated on a fully taxable equivalent basis.

(2)	Annualized.

Net Interest Income for the Six Months Ended June 30, 2019 and 2018. Net interest income, calculated on a fully taxable equivalent basis, increased $6.6 million, or 12.0%, to $61.7 million for the six months ended June 30, 2019, from $55.1 million for the same period in 2018. The increase in net interest income for the six months ended June 30, 2019, was primarily attributable to a $1.33 billion, or 28.3%, increase in average interest-earning assets driven primarily by loan growth. This increase in net interest income also reflects an increase of $40.0 million, or 44.9%, in interest income, partially offset by an increase of $33.4 million, or 97.9%, in interest expense. Net interest margin was 2.06% for the six months ended June 30, 2019, compared to 2.36% for the same period in 2018, driven by higher cost of funds, partially offset by higher yield on our loan portfolio.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $1.05 billion, or 24.5%, as well as an increase of 52 basis points in yield on our loans for the six months ended June 30, 2019, compared to the same period in 2018. The most significant factors driving the yield on our loan portfolio were the two increases in the second half of 2018 to the Federal Reserve’s target Federal Funds Rate, which impacted our floating-rate loans. This was partially offset by our continuing shift between lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets increased 49 basis points to 4.32% for the six months ended June 30, 2019, as compared to 3.83% for the same period in 2018, primarily due to the higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 88 basis points in the average rate paid on our interest-bearing liabilities, as well as an increase of $1.22 billion, or 29.2%, in average interest-bearing liabilities for the six months ended June 30, 2019, compared to the same period in 2018. The increase in average rate paid on our interest-bearing liabilities reflected increases in rates paid in all deposit categories and FHLB borrowings, which was largely driven by the two increases in the second half of 2018 to the Federal Reserve’s target Federal Funds Rate, which impacted our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $469.0 million in average money market deposit accounts, an increase of $296.2 million in average interest-bearing checking accounts and an increase of $378.2 million in average certificates of deposit.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the six months ended June 30, 2019, compared to the same period in 2018. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Six Months Ended June 30,
	2019 over 2018
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$758	$619	$1,377
Federal funds sold	16	28	44
Debt securities available-for-sale	431	1,295	1,726
Debt securities held-to-maturity	(29)	2,486	2,457
Equity securities	(52)	21	(31)
FHLB stock	158	108	266
Total loans	11,918	22,282	34,200
Total increase in interest income	13,200	26,839	40,039

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	2,401	2,909	5,310
Money market deposit accounts	12,712	4,193	16,905
Certificates of deposit	5,248	3,928	9,176
Borrowings:
FHLB borrowings	1,300	730	2,030
Line of credit borrowings	20	(4)	16
Subordinated notes payable, net	(24)	6	(18)
Total increase in interest expense	21,657	11,762	33,419
Total increase (decrease) in net interest income	$(8,457)	$15,077	$6,620

(1)
The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan and Lease Losses

The provision for loan and lease losses represents our determination of the amount necessary to be recorded against the current period’s earnings to maintain the allowance for loan and lease losses at a level that is considered adequate in relation to the estimated losses inherent in the loan and lease portfolio. For additional information regarding our allowance for loan and lease losses, see “Allowance for Loan and Lease Losses.”

Provision for Loan and Lease Losses for the Three Months Ended June 30, 2019 and 2018. We recorded a credit to provision for loan and lease losses of $712,000 for the three months ended June 30, 2019, compared to provision expense of $415,000 for the three months ended June 30, 2018. The credit to provision for loan and lease losses for the three months ended June 30, 2019, was comprised of an increase of $435,000 in general reserves more than offset by a decrease in specific reserves of $1.1 million on non-performing loans and recoveries of $16,000. The provision for loan and lease losses for the three months ended June 30, 2018, was comprised of a net increase of $543,000 in general reserves, partially offset by recoveries of $88,000 and a decrease in specific reserves of $40,000 on non-performing loans.

Provision for Loan and Lease Losses for the Six Months Ended June 30, 2019 and 2018. We recorded a credit to provision for loan and lease losses of $1.1 million for the six months ended June 30, 2019, compared to a provision expense of $610,000 for the six months ended June 30, 2018. The credit to provision for loan and lease losses for the six months ended June 30, 2019, was comprised of an increase in general reserves of $619,000 and an increase of $189,000 in specific reserves on non-performing loans, which were more than offset by recoveries of $1.9 million. The provision for loan and lease losses for the six months ended June 30, 2018, was comprised of a net increase of $974,000 in general reserves, partially offset by recoveries of $294,000 and a decrease in specific reserves of $70,000 on non-performing loans.

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

The following table presents the components of our non-interest income by operating segment for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,364	$(110)	$9,254	$—	$9,743	$(57)	$9,686
Service charges on deposits	78	—	—	78	140	—	—	140
Net gain on the sale and call of debt securities	112	—	—	112	1	—	—	1
Swap fees	1,692	—	—	1,692	1,937	—	—	1,937
Commitment and other loan fees	256	—	—	256	331	—	—	331
Other income (1)	452	4	131	587	441	1	(35)	407
Total non-interest income	$2,590	$9,368	$21	$11,979	$2,850	$9,744	$(92)	$12,502

(1)
Other income largely includes items such as income from bank owned life insurance (“BOLI”), change in fair value on swaps and equity securities, gains on the sale of loans or other real estate owned (“OREO”), and other general operating income.

Non-Interest Income for the Three Months Ended June 30, 2019 and 2018. Our non-interest income was $12.0 million for the three months ended June 30, 2019, a decrease of $523,000, or 4.2%, from $12.5 million for the same period in 2018. This decrease was primarily related to decreases in swap fees and investment management fees, partially offset by higher net gain on debt securities and an increase in other income, as follows:

Bank Segment:

•
Swap fees decreased $245,000 for the three months ended June 30, 2019, compared to the same period in 2018, due to a decrease in the number of customer swap transactions closed during the quarter. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is still strong customer demand for long-term interest rate protection.

•	There was a net gain on the sale and call of debt securities of $112,000 for the three months ended June 30, 2019, as compared to a net gain of $1,000 for the same period in 2018.

Investment Management Segment:

•
Investment management fees decreased $379,000 for the three months ended June 30, 2019, compared to the same period in 2018, due to lower assets under management. Assets under management were $9.49 billion as of June 30, 2019, a decrease of $69.0 million from June 30, 2018, driven by market appreciation of $297.0 million, which was more than offset by net outflows of $366.0 million.

Parent and Other:

•
Other income reflected $131,000 of unrealized gains on equity securities for the three months ended June 30, 2019, related to a mutual fund investment in mid-cap value equities, compared to unrealized losses of $36,000 for the same period in 2018.

The following table presents the components of our non-interest income by operating segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$18,896	$(218)	$18,678	$—	$18,707	$(113)	$18,594
Service charges on deposits	214	—	—	214	274	—	—	274
Net gain on the sale and call of debt securities	140	—	—	140	6	—	—	6
Swap fees	3,495	—	—	3,495	3,185	—	—	3,185
Commitment and other loan fees	787	—	—	787	663	—	—	663
Other income (1)	859	25	850	1,734	904	1	(36)	869
Total non-interest income	$5,495	$18,921	$632	$25,048	$5,032	$18,708	$(149)	$23,591

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Six Months Ended June 30, 2019 and 2018. Our non-interest income was $25.0 million for the six months ended June 30, 2019, an increase of $1.5 million, or 6.2%, from $23.6 million for the same period in 2018. This increase was primarily related to increases in swap fees, net gain on debt securities, commitment and other loan fees, investment management fees and other income, as follows:

Bank Segment:

•
Swap fees increased $310,000 for the six months ended June 30, 2019, compared to the same period in 2018, driven by ongoing demand for long-term interest rate protection from both new and existing customers. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is still strong customer demand for long-term interest rate protection.

•	There was a net gain on the sale and call of debt securities of $140,000 for the six months ended June 30, 2019, as compared to a net gain of $6,000 for the same period in 2018.

•	Commitment and other loan fees increased $124,000 for the six months ended June 30, 2019, compared to the same period in 2018, driven largely by certain one-time loan fees.

Investment Management Segment:

•
Investment management fees increased $189,000 for the six months ended June 30, 2019, compared to the same period in 2018, which was driven primarily by the additional three months of revenue provided by the acquisition of Columbia, which closed on April 6, 2018.

Parent and Other:

•	Other income reflected $850,000 of unrealized gains on equity securities for the six months ended June 30, 2019, related to our mutual funds investment in mid-cap value equities.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$11,188	$5,797	$—	$16,985	$9,706	$6,036	$—	$15,742
Premises and occupancy costs	1,536	298	—	1,834	980	284	—	1,264
Professional fees	1,110	250	46	1,406	985	316	253	1,554
FDIC insurance expense	1,047	—	—	1,047	1,134	—	—	1,134
General insurance expense	191	68	—	259	175	67	—	242
State capital shares tax	380	—	—	380	484	—	—	484
Travel and entertainment expense	744	296	—	1,040	723	283	—	1,006
Intangible amortization expense	—	502	—	502	—	502	—	502
Other operating expenses (1)	2,707	1,221	204	4,132	2,036	1,256	98	3,390
Total non-interest expense	$18,903	$8,432	$250	$27,585	$16,223	$8,744	$351	$25,318

Full-time equivalent employees (2)	209	67	—	276	183	67	—	250

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended June 30, 2019 and 2018. Our non-interest expense for the three months ended June 30, 2019, increased $2.3 million, or 9.0%, as compared to the same period in 2018, which included a $2.7 million increase in expenses of the Bank segment and a $312,000 decrease in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended June 30, 2019, increased by $1.5 million compared to the same period in 2018, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
Premises and occupancy costs for the three months ended June 30, 2019, increased by $556,000 compared to the same period in 2018, primarily due to continued investments in our infrastructure, including additional office space in our Pittsburgh headquarters and investments in technology.

•
Other operating expenses for the three months ended June 30, 2019, increased by $671,000 compared to the same period in 2018, primarily related to higher organizational dues and subscriptions and a valuation adjustment on OREO.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the three months ended June 30, 2019, decreased by $239,000 compared to the same period in 2018, primarily due to decreases in incentive compensation expense.

The following table presents the components of our non-interest expense by operating segment for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$22,986	$10,774	$—	$33,760	$19,605	$11,605	$—	$31,210
Premises and occupancy costs	2,512	592	—	3,104	1,990	564	—	2,554
Professional fees	2,044	391	(34)	2,401	1,756	689	204	2,649
FDIC insurance expense	2,468	—	—	2,468	2,280	—	—	2,280
General insurance expense	418	135	—	553	354	135	—	489
State capital shares tax	760	—	—	760	911	—	—	911
Travel and entertainment expense	1,355	520	—	1,875	1,189	463	—	1,652
Intangible amortization expense	—	1,004	—	1,004	—	963	—	963
Other operating expenses (1)	5,380	2,575	377	8,332	3,925	2,359	176	6,460
Total non-interest expense	$37,923	$15,991	$343	$54,257	$32,010	$16,778	$380	$49,168

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Six Months Ended June 30, 2019 and 2018. Our non-interest expense for the six months ended June 30, 2019, increased $5.1 million, or 10.4%, as compared to the same period in 2018, which included a $5.9 million increase in expenses of the Bank segment and a $787,000 decrease in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the six months ended June 30, 2019, increased by $3.4 million compared to the same period in 2018, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
Premises and occupancy costs for the six months ended June 30, 2019, increased by $522,000 compared to the same period in 2018, primarily due to continued investments in our infrastructure, including additional office space in our Pittsburgh headquarters and investments in technology.

•	Professional fees for the six months ended June 30, 2019, increased by $288,000 compared to the same period in 2018, due to continued growth in loan production and certain regulatory matters.

•
Other operating expenses for the six months ended June 30, 2019, increased by $1.5 million compared to the same period in 2018, primarily related to a valuation adjustment on OREO, higher marketing expenses, an increase in organization dues and subscriptions, and higher data processing expenses.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the six months ended June 30, 2019, decreased by $831,000 compared to the same period in 2018, primarily due to decreases in incentive and stock-based compensation expenses.

•
Professional fees for the six months ended June 30, 2019, decreased by $298,000 compared to the same period in 2018. The prior year period included higher legal fees incurred in connection with the acquisition of Columbia.

•	Other operating expenses for the six months ended June 30, 2019, increased by $216,000 compared to the same period in 2018, primarily due to higher investment research fees.

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

Income Taxes for the Three Months Ended June 30, 2019 and 2018. For the three months ended June 30, 2019, we recognized income tax expense of $1.7 million, or 10.5% of income before tax, as compared to income tax expense of $1.0 million, or 6.2% of income before tax, for the same period in 2018. Our effective tax rate of 10.5% for the three months ended June 30, 2019, increased as compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2019 compared to 2018.

Income Taxes for the Six Months Ended June 30, 2019 and 2018. For the six months ended June 30, 2019, we recognized income tax expense of $4.3 million, or 12.8% of income before tax, as compared to income tax expense of $3.9 million, or 13.4% of income before tax, for the same period in 2018. Our effective tax rate of 12.8% for the six months ended June 30, 2019, decreased as compared to the same period in the prior year primarily due to a larger amount of tax credits recognized year to date in 2019 compared to 2018.

Financial Condition

Our total assets as of June 30, 2019, were $6.85 billion, an increase of $810.3 million, or 27.1% on an annualized basis, from December 31, 2018, driven primarily by growth in our loan portfolio and cash and cash equivalents. As of June 30, 2019, our loan portfolio totaled $5.66 billion, an increase of $532.1 million, or 20.9% on an annualized basis, from December 31, 2018. Total investment securities decreased $35.3 million, or 15.3% on an annualized basis, to $431.4 million as of June 30, 2019, from December 31, 2018, primarily as a result of called securities offset by purchases made to continue to strengthen the balance sheet and liquidity of the Bank. Cash and cash equivalents increased $268.3 million to $458.3 million as of June 30, 2019, from December 31, 2018. Our Asset and Liability Committee (“ALCO”) is responsible for managing the investment portfolio and liquidity of the Bank, among other responsibilities. Given the current interest rate curve and overall interest rate environment, our ALCO has kept excess liquidity in interest-bearing cash deposits and other short-term, high-grade investments rather than deploying this excess liquidity in the Bank’s investment portfolio.

As of June 30, 2019, our total deposits were $5.79 billion, an increase of $736.5 million, or 29.4% annualized, from December 31, 2018. Net borrowings decreased $69.2 million to $335.0 million as of June 30, 2019, from December 31, 2018. Our shareholders’ equity increased $109.6 million to $589.0 million as of June 30, 2019, from December 31, 2018, due primarily to the net proceeds of $77.7 million from our issuance of preferred stock in May 2019 and net income of $29.3 million.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of June 30, 2019, 92.7% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$3,188,668	56.3%	$2,869,543	55.9%
Middle-market banking loans:
Commercial and industrial	908,054	16.0%	785,320	15.3%
Commercial real estate	1,568,212	27.7%	1,478,010	28.8%
Total middle-market banking loans	2,476,266	43.7%	2,263,330	44.1%
Loans and leases held-for-investment	$5,664,934	100.0%	$5,132,873	100.0%

Loans and Leases Held-for-Investment. Loans held-for-investment increased by $532.1 million, or 20.9% on an annualized basis, to $5.66 billion as of June 30, 2019, from December 31, 2018. Our growth for the six months ended June 30, 2019, was comprised of an increase in private banking loans of $319.1 million, an increase in commercial and industrial loans and leases of $122.7 million and an increase in commercial real estate loans of $90.2 million.

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

As of June 30, 2019, $3.10 billion, or 97.2%, of our private banking loans were secured by cash, marketable securities or cash value life insurance as compared to $2.77 billion, or 96.7%, as of December 31, 2018. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our private banking business. We believe we have strong competitive advantages in this line of business given our proprietary technology and distribution channels. These loans usually have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	June 30, 2019	December 31, 2018
Private banking loans:
Secured by cash, marketable securities or cash value life insurance	$3,100,693	$2,774,800
Secured by real estate	67,564	69,766
Other	20,411	24,977
Total private banking loans	$3,188,668	$2,869,543

As of June 30, 2019, there were $3.04 billion of total private banking loans with a floating interest rate and $151.3 million with a fixed interest rate, as compared to $2.75 billion and $122.6 million, respectively, as of December 31, 2018.

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

As of June 30, 2019, there were $768.4 million of total commercial and industrial loans with a floating interest rate and $139.7 million with a fixed interest rate, as compared to $645.5 million and $139.8 million, respectively, as of December 31, 2018.

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $185.0 million and $183.7 million of owner-occupied commercial real estate loans as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, there were $1.45 billion of total commercial real estate loans with a floating interest rate and $123.1 million with a fixed interest rate, as compared to $1.34 billion and $137.5 million, respectively, as of December 31, 2018.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	June 30, 2019
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$3,030,690	$55,189	$102,789	$3,188,668
Commercial and industrial	194,496	529,608	183,950	908,054
Commercial real estate	247,208	693,022	627,982	1,568,212
Loans and leases held-for-investment	$3,472,394	$1,277,819	$914,721	$5,664,934

Interest rate sensitivity:
Fixed interest rates	$150,129	$132,305	$131,672	$414,106
Floating or adjustable interest rates	3,322,265	1,145,514	783,049	5,250,828
Loans and leases held-for-investment	$3,472,394	$1,277,819	$914,721	$5,664,934

(1)	The amounts outstanding reflected in the “One Year or Less” column include $2.98 billion of loans that are due on demand with no stated maturity.

Interest Reserve Loans

As of June 30, 2019, loans with interest reserves totaled $262.5 million, which represented 4.6% of loans and leases held-for-investment, as compared to $255.4 million, or 5.0%, as of December 31, 2018. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents our estimate of probable losses inherent in the loan and lease portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan and lease portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans and lease are charged off or when the credit history of any of the three loan portfolios improves. Refer to Note 1, Summary of Significant Accounting Policies and Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements for more details on the Company’s allowance for loan and lease losses.

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
General reserves	$13,390	$12,771
Specific reserves	626	437
Total allowance for loan and lease losses	$14,016	$13,208
Allowance for loan and lease losses to loans and leases	0.25%	0.26%

As of June 30, 2019, we had specific reserves totaling $626,000 related to impaired loans with an aggregated total outstanding balance of $2.2 million. As of December 31, 2018, we had specific reserves totaling $437,000 related to impaired loans, with an aggregated total outstanding balance of $2.2 million. These loans were on non-accrual status as of June 30, 2019 and December 31, 2018, respectively.

The following table summarizes allowance for loan and lease losses and the percentage of loans and leases by category, as of the dates indicated:

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$2,140	56.3%	$1,942	55.9%
Commercial and industrial	5,911	16.0%	5,764	15.3%
Commercial real estate	5,965	27.7%	5,502	28.8%
Total allowance for loan and lease losses	$14,016	100.0%	$13,208	100.0%

Allowance for Loan and Lease Losses as of June 30, 2019 and December 31, 2018. Our allowance for loan and lease losses increased to $14.0 million, or 0.25% of loans, as of June 30, 2019, as compared to $13.2 million, or 0.26% of loans, as of December 31, 2018. Our allowance for loan and lease losses related to private banking loans increased $198,000 from December 31, 2018 to June 30, 2019, which was primarily attributable to higher specific reserves on a non-performing loan secured by residential real estate. Our allowance for loan and lease losses related to commercial and industrial loans increased $147,000 from December 31, 2018 to June 30, 2019, which was primarily attributable to higher general reserves related to growth in this portfolio. Our allowance for loan and lease losses related to commercial real estate loans increased by $463,000 from December 31, 2018 to June 30, 2019, which was attributable to higher general reserves related to growth in this portfolio.

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

The following table provides an analysis of the allowance for loan and lease losses, charge-offs, recoveries and provision for loan and lease losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$14,712	$14,818	$13,208	$14,417
Charge-offs:
Private banking	—	—	—	—
Commercial and industrial	—	—	—	—
Commercial real estate	—	—	—	—
Total charge-offs	—	—	—	—
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	16	88	1,897	294
Commercial real estate	—	—	—	—
Total recoveries	16	88	1,897	294
Net recoveries	16	88	1,897	294
Provision (credit) for loan and lease losses	(712)	415	(1,089)	610
Ending balance	$14,016	$15,321	$14,016	$15,321

Net loan recoveries to average total loans, annualized	—%	(0.01)%	(0.07)%	(0.01)%
Provision (credit) for loan and lease losses to average total loans, annualized	(0.05)%	0.04%	(0.04)%	0.03%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of June 30, 2019 and December 31, 2018, and there was no interest income recognized on loans while on non-accrual status for the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, non-performing loans were $2.2 million, or 0.04% of total loans. We had specific reserves of $626,000 and $437,000 as of June 30, 2019 and December 31, 2018, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 65.8% and 74.3% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of June 30, 2019 and December 31, 2018, respectively.

For additional information on our non-performing loans as of June 30, 2019 and December 31, 2018, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

We had non-performing assets of $5.2 million, or 0.08% of total assets, as of June 30, 2019, as compared to $5.7 million, or 0.09% of total assets, as of December 31, 2018. The decrease in non-performing assets was due to the addition of new non-performing loans of $5.1 million, more than offset by $5.6 million in paydowns on non-performing loans and write-downs on OREO during the six months ended June 30, 2019. This decrease was considered within the assessment of the determination of the allowance for loan and lease losses. As of June 30, 2019 and December 31, 2018, we had OREO properties totaling $3.0 million and $3.4 million, respectively.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Non-performing loans:
Private banking	$2,189	$2,237
Commercial and industrial	—	—
Commercial real estate	—	—
Total non-performing loans	$2,189	$2,237
Other real estate owned	3,024	3,424
Total non-performing assets	$5,213	$5,661

Non-performing troubled debt restructured loans	$176	$237
Performing troubled debt restructured loans	$—	$—
Non-performing loans to total loans	0.04%	0.04%
Allowance for loan and lease losses to non-performing loans	640.29%	590.43%
Non-performing assets to total assets	0.08%	0.09%

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

For additional information on the age analysis of past due loans segregated by class of loan for June 30, 2019 and December 31, 2018, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for June 30, 2019 and December 31, 2018, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

As of June 30, 2019 and December 31, 2018, we reported debt securities in available-for-sale and held-to-maturity categories as well as equity securities. In general, fair value is based on quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties on a quarterly basis by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale, trading and equity securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

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

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of June 30, 2019, was approximately 1.5, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our ALCO reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $264.5 million and $233.3 million in debt securities available-for-sale as of June 30, 2019 and December 31, 2018, respectively. The increase of $31.2 million was primarily attributable to purchases of $52.1 million, net of prepayments, calls and maturities of $20.8 million and sales of $5.0 million for certain securities during the six months ended June 30, 2019.

On a fair value basis, 43.5% of our available-for-sale debt securities as of June 30, 2019, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2018, floating-rate securities comprised 31.4% of our available-for-sale debt securities.

On a fair value basis, 22.5% of our available-for-sale debt securities as of June 30, 2019, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2018, agency securities comprised 27.9% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $139.1 million and $196.1 million in debt securities held-to-maturity as of June 30, 2019 and December 31, 2018, respectively. The decrease of $57.0 million was primarily attributable to calls and maturities of $118.9 million, net of purchases of $61.9 million for certain securities during the six months ended June 30, 2019. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of June 30, 2019 and December 31, 2018.

Trading Debt Securities. We held no trading debt securities as of June 30, 2019 and December 31, 2018.

Equity Securities. Equity securities as of June 30, 2019, consisted of a mutual fund investment in mid-cap value equities. We had $4.7 million and $12.7 million in equity securities outstanding as of June 30, 2019 and December 31, 2018, respectively. The decrease was primarily attributable to the sale of $8.8 million of mutual funds investing in short-duration, corporate bonds during the six months ended June 30, 2019.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	June 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$185,906	$2,417	$529	$187,794
Trust preferred securities	18,028	—	859	17,169
Agency collateralized mortgage obligations	29,905	17	40	29,882
Agency mortgage-backed securities	19,409	248	34	19,623
Agency debentures	9,479	519	—	9,998
Total debt securities available-for-sale	262,727	3,201	1,462	264,466
Debt securities held-to-maturity:
Corporate bonds	27,181	497	—	27,678
Agency debentures	87,297	1,081	—	88,378
Municipal bonds	20,229	153	1	20,381
Agency mortgage-backed securities	4,385	284	—	4,669
Total debt securities held-to-maturity	139,092	2,015	1	141,106
Total debt securities	$401,819	$5,216	$1,463	$405,572

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. The most recent assessment for credit impairment did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

Debt securities available-for-sale of $3.1 million as of June 30, 2019, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $11.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of June 30, 2019, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	June 30, 2019
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$31,248	3.05%	$125,279	3.38%	$31,267	3.78%	$—	—%	$187,794	3.39%
Trust preferred securities	—	—%	—	—%	9,225	4.52%	7,944	4.53%	17,169	4.52%
Agency collateralized mortgage obligations	—	—%	591	3.04%	—	—%	29,291	2.88%	29,882	2.88%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	19,623	2.89%	19,623	2.89%
Agency debentures	—	—%	—	—%	—	—%	9,998	3.18%	9,998	3.18%
Total debt securities available-for-sale	31,248		125,870		40,492		66,856		264,466
Weighted average yield		3.05%		3.38%		3.94%		3.14%		3.37%
Debt securities held-to-maturity:
Corporate bonds	—	—%	—	—%	27,678	5.33%	—	—%	27,678	5.33%
Agency debentures	—	—%	23,019	2.83%	43,569	3.74%	21,790	4.07%	88,378	3.58%
Municipal bonds	1,466	1.45%	14,561	2.06%	4,354	2.39%	—	—%	20,381	2.09%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	4,669	3.69%	4,669	3.69%
Total debt securities held-to-maturity	1,466		37,580		75,601		26,459		141,106
Weighted average yield		1.45%		2.53%		4.24%		4.01%		3.71%
Total debt securities	$32,714		$163,450		$116,093		$93,315		$405,572
Weighted average yield		2.98%		3.18%		4.13%		3.38%		3.49%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Chartwell’s total assets under management of $9.49 billion increased $296.0 million, or 3.2%, as of June 30, 2019, from $9.19 billion as of December 31, 2018.

The following table shows the changes of our assets under management by investment style for the six months ended June 30, 2019.

	Six Months Ended June 30, 2019
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,419,000	$150,000	$(283,000)	$562,000	$3,848,000
Fixed income investment styles	4,263,000	157,000	(217,000)	192,000	4,395,000
Balanced investment styles	1,507,000	104,000	(441,000)	72,000	1,242,000
Total assets under management	$9,189,000	$411,000	$(941,000)	$826,000	$9,485,000

(1)	Inflows consist of new business and contributions to existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

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

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $978.5 million as of June 30, 2019, increasing $375.2 million, or 62.2%, from December 31, 2018.

The table below depicts average balances of and rates paid on our deposit portfolio by major deposit category for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019		2018
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$868,721	2.29%	$604,324	1.71%
Money market deposit accounts	2,855,795	2.56%	2,319,320	1.68%
Certificates of deposit	1,361,372	2.65%	928,210	1.90%
Total average interest-bearing deposits	5,085,888	2.54%	3,851,854	1.74%
Noninterest-bearing deposits	256,404	—	245,412	—
Total average deposits	$5,342,292	2.41%	$4,097,266	1.63%

Average Deposits for the Three Months Ended June 30, 2019 and 2018. For the three months ended June 30, 2019, our average total deposits were $5.34 billion, representing an increase of $1.25 billion, or 30.4%, from the same period in 2018. The deposit growth was driven by increases in all deposit categories. Average noninterest-bearing deposits increased $11.0 million, or 4.5%, in the three months ended June 30, 2019, from the three months ended June 30, 2018, and the average cost of total deposits increased 78 basis points to 2.41% for the three months ended June 30, 2019, from 1.63% for the same period in 2018. Our average cost of interest-bearing deposits increased 80 basis points to 2.54% for the three months ended June 30, 2019, from 1.74% for the same period in 2018, as average rates paid were higher in all interest-bearing deposit categories, which was driven by the two increases in the second half of 2018 to the Federal Reserve’s target Federal Funds Rate, which impacted our variable-rate deposits. Average money market deposits decreased to 56.1% of total average interest-bearing deposits for the three months ended June 30, 2019, from 60.2% for the same period in 2018. Average certificates of deposit increased to 26.8% of total average interest-bearing deposits for the three months ended June 30, 2019, compared to 24.1% for the same period in 2018. Average interest-bearing checking accounts increased to 17.1% of total average interest-bearing deposits for the three months ended June 30, 2019, compared to 15.7% for the same period in 2018.

The table below depicts average balances of and rates paid on our deposit portfolio by deposit type for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019		2018
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$830,915	2.31%	$534,673	1.58%
Money market deposit accounts	2,769,572	2.53%	2,300,567	1.56%
Certificates of deposit	1,331,003	2.61%	952,813	1.71%
Total average interest-bearing deposits	4,931,490	2.51%	3,788,053	1.60%
Noninterest-bearing deposits	259,028	—	236,882	—
Total average deposits	$5,190,518	2.39%	$4,024,935	1.51%

Average Deposits for the Six Months Ended June 30, 2019 and 2018. For the six months ended June 30, 2019, our average total deposits were $5.19 billion, representing an increase of $1.17 billion, or 29.0%, from the same period in 2018. The average deposit growth was driven by increases in all deposit categories. Average noninterest-bearing deposits increased $22.1 million, or 9.3%, in the six months ended June 30, 2019, from the six months ended June 30, 2018, and the average cost of total deposits increased 88 basis points to 2.39%

for the six months ended June 30, 2019, from 1.51% for the same period in 2018. Our average cost of interest-bearing deposits increased 91 basis points to 2.51% for the six months ended June 30, 2019, from 1.60% for the same period in 2018, as average rates paid were higher in all interest-bearing deposit categories, which was driven by the two increases in the second half of 2018 to the Federal Reserve’s target Federal Funds Rate, which impacted our variable-rate deposits. Average money market deposits decreased to 56.2% of total average interest-bearing deposits for the six months ended June 30, 2019, from 60.7% for the same period in 2018. Average certificates of deposit increased to 27.0% of total average interest-bearing deposits for the six months ended June 30, 2019, compared to 25.2% for the same period in 2018. Average interest-bearing checking accounts increased to 16.8% of total average interest-bearing deposits for the six months ended June 30, 2019, compared to 14.1% for the same period in 2018.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of June 30, 2019.

(Dollars in thousands)	June 30, 2019
Months to maturity:
Three months or less	$509,261
Over three to six months	111,272
Over six to 12 months	292,501
Over 12 months	238,518
Total	$1,151,552

Reciprocal and Brokered Deposits

As of June 30, 2019, we consider approximately 89% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of June 30, 2019, the Bank had CDARS® and ICS® reciprocal deposits totaling $799.3 million, which were classified as non-brokered deposits. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances. As of June 30, 2019, brokered deposits were approximately 11% of total deposits. For additional information on our deposits, refer to Note 6, Deposits, to our unaudited condensed consolidated financial statements.

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

The following table presents certain information with respect to our outstanding borrowings, as of June 30, 2019 and December 31, 2018.

	June 30, 2019					December 31, 2018
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term
FHLB borrowings	$300,000	2.69%	$605,000	$444,973	12 months	$365,000	2.61%	$565,000	$325,356	12 months
Line of credit borrowings	—	—%	4,250	2,489	12 months	4,250	5.47%	6,200	2,568	12 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$335,000	3.01%	$644,250	$482,462		$404,250	2.91%	$606,200	$362,924

The Company entered into cash flow hedge transactions to establish the interest rate paid on $300.0 million of its FHLB borrowings at varying effective rates and maturities. For additional information on the detail of each cash flow hedge transaction, refer to Note 11, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of June 30, 2019, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of June 30, 2019, our primary liquidity needs at the parent company level were the final interest and maturity payments on our subordinated notes payable, the quarterly dividends on our preferred stock, interest payments on other borrowings and our share repurchase program. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the six months ended June 30, 2019, the parent company paid $1.1 million related to interest payments on our subordinated notes and other borrowings, $1.8 million related to our preferred stock dividends and $744,000 related to our share repurchase program. During the six months ended June 30, 2018, the parent company paid $1.3 million related to the acquisition of Columbia, $2.1 million related to interest payments on our subordinated notes and other borrowings, $2.5 million related to our share repurchase program and $762,000 related to our preferred stock dividend. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of June 30, 2019. In addition, the holding company maintains an unsecured line of credit of $50.0 million with Texas Capital Bank, of which the full amount was available for borrowing as of June 30, 2019.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 84.5% and 83.7% as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, we had available liquidity of $1.26 billion, or 18.4% of total assets. These sources consisted of available cash totaling $296.8 million, or 4.3% of total assets, unpledged investment securities totaling $348.0 million, or 5.1% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $615.7 million, or 9.0% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	June 30, 2019	December 31, 2018
Available cash	$296,807	$97,703
Certain unpledged debt and equity securities	348,045	389,010
Net borrowing capacity	615,740	476,686
Total liquidity	$1,260,592	$963,399

For the six months ended June 30, 2019, we generated $26.0 million of cash from operating activities, compared to $32.4 million for the same period in 2018. This change in cash flow was primarily the result of an increase in net income of $4.3 million for the six months ended June 30, 2019, more than offset by changes in working capital items largely related to timing. In addition, we received a federal income tax refund of $7.7 million during the six months ended June 30, 2019, compared to a $6.5 million refund during the six months ended June 30, 2018.

Investing activities resulted in a net cash outflow of $497.4 million for the six months ended June 30, 2019, as compared to a net cash outflow of $442.7 million for the same period in 2018. The outflows for the six months ended June 30, 2019, were primarily due to net loan growth of $530.2 million and purchases of investment securities totaling $114.0 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $153.6 million. The outflows for the six months ended June 30, 2018, included net loan growth of $371.7 million and purchases of investment securities totaling $81.5 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $13.9 million.

Financing activities resulted in a net inflow of $739.7 million for the six months ended June 30, 2019, compared to a net inflow of $418.5 million for the same period in 2018. The inflows for the six months ended June 30, 2019, were primarily a result of a net increase in deposits of $736.5 million and proceeds from the issuance of preferred stock of $77.7 million, partially offset by a net decrease in FHLB borrowings of $65.0 million. The inflows for the six months ended June 30, 2018, included a net increase in deposits of $453.6 million and proceeds from the issuance of preferred stock of $38.4 million, partially offset by a net decrease in FHLB borrowings of $65.0 million.

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

Shareholders’ Equity. Shareholders’ equity was $589.0 million as of June 30, 2019, compared to $479.4 million as of December 31, 2018. The $109.6 million increase during the six months ended June 30, 2019, was primarily attributable to net proceeds of $77.7 million from the issuance of preferred stock, net income of $29.3 million, $4.0 million in stock-based compensation, an increase of $971,000 in accumulated other comprehensive income (loss), and $257,000 in exercises of stock options, partially offset by preferred stock dividends paid of $1.8 million and the purchase of $744,000 in treasury stock.

In May 2019, the Company completed the issuance and sale of a registered, underwritten public offering of 3,220,000 depositary shares, each representing a 1/40th interest in a share of its 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $77.7 million from the offering, after deducting underwriting discounts, commissions and direct offering expenses. Our Series B Preferred Stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

When, as, and if declared by the board of directors of the Company (the “Board”), dividends will be payable on the Series B Preferred Stock from the date of issuance to, but excluding July 1, 2026, at a rate of 6.375% per annum, payable quarterly, in arrears, and from and including July 1, 2026, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 408.8 basis points per annum, payable quarterly, in arrears. The Company may redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after July 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on May 23, 2019.

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

When, as, and if declared by the Board, dividends will be payable on the Series A Preferred Stock from the date of issuance to, but excluding April 1, 2023 at a rate of 6.75% per annum, payable quarterly, in arrears, and from and including April 1, 2023, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 398.5 basis points per annum, payable quarterly, in arrears. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2023, as described in the prospectus supplement relating to the offering filed with the SEC on March 19, 2018.

Regulatory Capital. As of June 30, 2019 and December 31, 2018, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and was phased in ratably over a four-year period until it reached 2.5% on January 1, 2019. As of June 30, 2019 and December 31, 2018, the capital conservation buffer was 2.5% and 1.875%, respectively, in addition to the minimum capital adequacy levels shown in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	June 30, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$535,650	12.82%	$334,208	8.00%	N/A	N/A
Bank	$487,613	11.73%	$332,677	8.00%	$415,847	10.00%
Tier 1 risk-based capital ratio
Company	$524,586	12.56%	$250,656	6.00%	N/A	N/A
Bank	$473,393	11.38%	$249,508	6.00%	$332,677	8.00%
Common equity tier 1 risk-based capital ratio
Company	$410,567	9.83%	$187,992	4.50%	N/A	N/A
Bank	$473,393	11.38%	$187,131	4.50%	$270,300	6.50%
Tier 1 leverage ratio
Company	$524,586	8.21%	$255,595	4.00%	N/A	N/A
Bank	$473,393	7.43%	$254,764	4.00%	$318,455	5.00%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the six months ended June 30, 2019, that were outside the ordinary course of business.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Loan commitments, including standby letters of credit, are recorded on our statement of financial condition as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by cash, marketable securities, cash value life insurance or residential properties, and commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit. We have the ability to generate the liquidity necessary to fund anticipated draws under unused loan commitments.

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

	June 30, 2019
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$3,511,831	$382,480	$183,022	$30,390	$4,107,723
Standby letters of credit	50,858	11,006	9,754	—	71,618
Total off-balance sheet arrangements	$3,562,689	$393,486	$192,776	$30,390	$4,179,341

(1)
The off-balance sheet amounts reflected in the “One Year or Less” column include $3.21 billion in unused loan commitments and $339,000 in standby letters of credit that are due on demand with no stated maturity.

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

	June 30, 2019		December 31, 2018
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$43,898	34.35%	$26,950	22.28%
+200	$29,449	23.05%	$18,056	14.93%
+100	$14,858	11.63%	$9,399	7.77%
–100	$(15,167)	(11.87)%	$(9,712)	(8.03)%
–200	$(31,840)	(24.92)%	$(22,079)	(18.25)%

Economic value of equity:
+300	$24,869	4.30%	$(19,782)	(4.09)%
+200	$18,315	3.17%	$(12,468)	(2.58)%
+100	$10,869	1.88%	$(3,526)	(0.73)%
–100	$(10,865)	(1.88)%	$(505)	(0.10)%
–200	$(25,306)	(4.37)%	$(1,380)	(0.29)%

We plan to continue to manage an asset sensitive interest rate risk position when it comes to net interest income due to the ongoing desire for some duration in the liability portfolio. Given the longer term nature of the EVE analysis and with longer term interest rates being less certain, we plan to continue to manage a near neutral interest rate risk position when it comes to economic value of equity, although our EVE position will continue to add more bias toward asset sensitivity as interest rates decline.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities that are subject to re-pricing within the periods indicated.

	June 30, 2019
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$452,439	$—	$—	$—	$—	$—	$—	$452,439
Federal funds sold	5,472	—	—	—	—	—	—	5,472
Total investment securities	171,342	44,633	44,212	108,537	31,676	31,633	(607)	431,426
Total loans and leases	5,330,232	55,219	46,764	162,746	50,427	17,534	2,012	5,664,934
Other assets	—	—	—	—	—	—	291,732	291,732
Total assets	$5,959,485	$99,852	$90,976	$271,283	$82,103	$49,167	$293,137	$6,846,003

Liabilities:
Transaction deposits	$3,620,812	$44,042	$82,000	$195,837	$50,000	$—	$270,435	$4,263,126
Certificates of deposit	673,282	214,110	354,711	281,754	—	—	—	1,523,857
Borrowings, net	135,000	—	—	100,000	100,000	—	—	335,000
Other liabilities	—	—	—	—	—	—	135,039	135,039
Total liabilities	4,429,094	258,152	436,711	577,591	150,000	—	405,474	6,257,022

Equity	—	—	—	—	—	—	588,981	588,981
Total liabilities and equity	$4,429,094	$258,152	$436,711	$577,591	$150,000	$—	$994,455	$6,846,003

Interest rate sensitivity gap	$1,530,391	$(158,300)	$(345,735)	$(306,308)	$(67,897)	$49,167	$(701,318)
Cumulative interest rate sensitivity gap	$1,530,391	$1,372,091	$1,026,356	$720,048	$652,151	$701,318
Cumulative interest rate sensitive assets to rate sensitive liabilities	134.6%	129.3%	120.0%	112.6%	111.1%	112.0%	109.4%
Cumulative gap to total assets	22.4%	20.0%	15.0%	10.5%	9.5%	10.2%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 120.0% as of June 30, 2019, from 112.2% as of December 31, 2018.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. These transactions have the effect on our gap analysis of moving $200.0 million of borrowings from the less than 90 days re-pricing category to the one to three years re-pricing category and the three to five years re-pricing category of $100.0 million each. For additional information on cash flow hedge transactions, refer to Note 11, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

Other Matters

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of June 30, 2019, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR. The selection of SOFR as the alternative reference rate currently presents certain market concerns, because a term structure for SOFR has not yet developed, and there is not yet a generally accepted methodology for adjusting SOFR, which represents an overnight, risk-free rate, so that it will be comparable to LIBOR, which has various tenors and reflects a risk component.

In early 2019, the ARRC released final recommended fallback contract language for new issuances of LIBOR-indexed bilateral business loans, syndicated loans, floating rate notes and securitizations. The International Swaps and Derivatives Association, Inc. (“ISDA”) is also expected to provide guidance on fallback contract language related to derivative transactions in late 2019.

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of 2021. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company has already: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; and (3) implemented more robust fallback contract language for new loans. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended June 30, 2019, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC, except for the risk factor included below:

The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition and results of operations.

The FCA announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of the LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. While Intercontinental Exchange Inc., the company that administers LIBOR, plans to continue publishing LIBOR, liquidity in the interbank markets that those LIBOR estimates are based upon has been declining. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. Whether or not SOFR attains market acceptance as a LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. We have a significant amount of loans, derivatives and other financial obligations or extensions of credit that may be adversely affected by the discontinuation of LIBOR and uncertainty regarding its replacement. In addition, uncertainty regarding the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for securities on which the interest or dividend is determined by reference to LIBOR, including the depositary shares underlying our Series A Preferred Stock and Series B Preferred Stock during their respective floating rate periods. The discontinuation of LIBOR also could result in operational, legal and compliance risks, and if we are unable to adequately manage such risks, they could have a material adverse impact on our reputation and on our business, financial condition, results of operations or future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended June 30, 2019:

	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 - April 30, 2019	—	$—	—	$1,814,244
May 1, 2019 - May 31, 2019	15,000	20.73	15,000	1,503,236
June 1, 2019 - June 30, 2019	—	—	—	1,503,236
Total	15,000	$20.73	15,000	$1,503,236

(1)
On October 16, 2018, the Board approved an additional share repurchase program of up to $5 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions, as well as purchases of shares or the options to acquire shares subject to common stock incentive compensation award agreements from officers, directors or employees of the Company.

On July 15, 2019, the Board approved an additional share repurchase program of up to $10 million, which is subject to customary regulatory approval. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions, as well as purchases of shares or the options to acquire shares subject to common stock incentive compensation award agreements from officers, directors or employees of the Company. That program is not included in the approximate dollar value of shares that may yet be purchased in the above table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.    Description

3.1
Amended and Restated Articles of Incorporation, which are incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 16, 2013.

3.2
Articles of Amendment for 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, which are incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2018.

3.3
Statement of Correction to the Articles of Amendment of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, which are incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2019.

3.4
Articles of Amendment for 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, which are incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the SEC on May 28, 2019.

3.5	By-Laws, as amended, which are incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 16, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Date: August 6, 2019