Form 10-Q
period 2019-09-30
TriState Capital Holdings, Inc.
filed 2019-11-05
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
___________

As of October 31, 2019, there were 29,303,970 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other measures of future financial or business performance, strategies or expectations. These statements are often, but not always, indicated through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “maintain,” “may,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable statements of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections and beliefs or assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

•
our ability to prudently manage our growth and execute our strategy; including the successful integration of past and future acquisitions, our ability to fully realize the cost savings and other benefits of our acquisitions, manage risks related to business disruption following those acquisitions, and manage customer disintermediation;

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

•	our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	changes in management personnel;

•	our ability to recruit and retain key employees;

•	volatility and direction of interest rates;

•
changes in accounting policies, accounting standards, or authoritative accounting guidance, including the current expected credit loss (“CECL”) model, which may increase the level of our allowance for credit losses after adoption on January 1, 2020;

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

•	operational risks associated with our business, including technology and cyber-security related risks;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	negative perceptions or publicity with respect to any products or services we offer;

•	adverse judgments or other resolutions of pending and future legal proceedings, and costs incurred in defending such proceedings;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	September 30, 2019	December 31, 2018
ASSETS

Cash	$355	$367
Interest-earning deposits with other institutions	378,182	183,625
Federal funds sold	5,411	5,993
Cash and cash equivalents	383,948	189,985
Debt securities available-for-sale, at fair value	261,180	233,296
Debt securities held-to-maturity, at cost	187,210	196,131
Equity securities, at fair value	4,807	12,661
Federal Home Loan Bank stock	15,524	24,671
Total investment securities	468,721	466,759
Loans and leases held-for-investment	6,016,680	5,132,873
Allowance for loan and lease losses	(13,374)	(13,208)
Loans and leases held-for-investment, net	6,003,306	5,119,665
Accrued interest receivable	22,157	20,702
Investment management fees receivable, net	7,453	7,299
Goodwill	41,660	41,660
Intangible assets, net of accumulated amortization of $9,935 and $8,429, respectively	24,697	26,203
Office properties and equipment, net of accumulated depreciation of $13,591 and $12,385, respectively	7,764	5,126
Operating lease right-of-use asset	23,088	—
Bank owned life insurance	69,607	68,309
Prepaid expenses and other assets	146,048	89,947
Total assets	$7,198,449	$6,035,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$6,094,605	$5,050,461
Borrowings, net	330,000	404,166
Accrued interest payable on deposits and borrowings	5,705	5,204
Deferred tax liability, net	4,529	3,513
Acquisition earn out liability	—	2,920
Operating lease liability	24,037	—
Other accrued expenses and other liabilities	135,066	90,037
Total liabilities	6,593,942	5,556,301

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 0, respectively	77,596	—
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 31,410,262 and 30,893,584, respectively; Shares outstanding - 29,296,970 and 28,878,674, respectively	294,188	293,355
Additional paid-in capital	21,480	15,364
Retained earnings	205,807	164,009
Accumulated other comprehensive income (loss), net	(530)	(1,331)
Treasury stock (2,113,292 and 2,014,910 shares, respectively)	(32,502)	(30,511)
Total shareholders’ equity	604,507	479,354
Total liabilities and shareholders’ equity	$7,198,449	$6,035,655

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Interest income:
Loans and leases	$61,551	$48,470	$179,392	$132,111
Investments	3,993	2,893	12,497	6,977
Interest-earning deposits	2,188	1,061	5,084	2,536
Total interest income	67,732	52,424	196,973	141,624

Interest expense:
Deposits	34,114	22,182	95,602	52,279
Borrowings	1,302	1,423	7,380	5,473
Total interest expense	35,416	23,605	102,982	57,752
Net interest income	32,316	28,819	93,991	83,872
Provision (credit) for loan and lease losses	(607)	(234)	(1,696)	376
Net interest income after provision for loan and lease losses	32,923	29,053	95,687	83,496
Non-interest income:
Investment management fees	8,902	9,828	27,580	28,422
Service charges on deposits	129	146	343	420
Net gain on the sale and call of debt securities	206	—	346	6
Swap fees	4,171	1,881	7,666	5,066
Commitment and other loan fees	464	373	1,251	1,036
Other income	371	523	2,105	1,392
Total non-interest income	14,243	12,751	39,291	36,342
Non-interest expense:
Compensation and employee benefits	18,707	16,967	52,467	48,177
Premises and occupancy costs	1,704	1,432	4,808	3,986
Professional fees	1,305	889	3,706	3,538
FDIC insurance expense	994	1,053	3,462	3,333
General insurance expense	258	278	811	767
State capital shares tax	(720)	485	40	1,396
Travel and entertainment expense	1,339	986	3,214	2,638
Intangible amortization expense	502	502	1,506	1,465
Other operating expenses	3,684	3,094	12,016	9,554
Total non-interest expense	27,773	25,686	82,030	74,854
Income before tax	19,393	16,118	52,948	44,984
Income tax expense	3,059	1,807	7,359	5,680
Net income	$16,334	$14,311	$45,589	$39,304
Preferred stock dividends	1,962	679	3,791	1,441
Net income available to common shareholders	$14,372	$13,632	$41,798	$37,863

Earnings per common share:
Basic	$0.52	$0.49	$1.50	$1.37
Diluted	$0.50	$0.47	$1.45	$1.31

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018

Net income	$16,334	$14,311	$45,589	$39,304

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $272, $(59), $1,466 and $(455), respectively	787	(192)	4,477	(1,517)

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $(32), $0, $(62) and $(1), respectively	(101)	—	(198)	(5)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $(231), $37, $(787) and $336, respectively	(736)	120	(2,506)	1,103

Reclassification adjustment for gains included in net income on derivatives, net of tax expense of $(37), $(96), $(305) and $(222), respectively	(120)	(316)	(972)	(730)

Other comprehensive income (loss)	(170)	(388)	801	(1,149)

Total comprehensive income	$16,164	$13,923	$46,390	$38,155

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2017	$—	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071
Impact of adoption of ASU 2014-09	—	—	—	534	—	—	534
Reclassification for equity securities under ASU 2016-01	—	—	—	(286)	286	—	—
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	(274)	274	—	—
Net income	—	—	—	39,304	—	—	39,304
Other comprehensive loss	—	—	—	—	(1,149)	—	(1,149)
Issuance of preferred stock (net of offering costs of $1,782)	38,468	—	—	—	—	—	38,468
Preferred stock dividends	—	—	—	(1,441)	—	—	(1,441)
Exercise of stock options	—	3,314	(1,968)	—	—	—	1,346
Purchase of treasury stock	—	—	—	—	—	(4,584)	(4,584)
Stock-based compensation	—	—	6,071	—	—	—	6,071
Balance, September 30, 2018	$38,468	$292,821	$14,393	$149,569	$657	$(28,288)	$467,620

Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354
Net income	—	—	—	45,589	—	—	45,589
Other comprehensive income	—	—	—	—	801	—	801
Issuance of preferred stock (net of offering costs of $2,904)	77,596	—	—	—	—	—	77,596
Preferred stock dividends	—	—	—	(3,791)	—	—	(3,791)
Exercise of stock options	—	833	(375)	—	—	—	458
Purchase of treasury stock	—	—	—	—	—	(1,991)	(1,991)
Stock-based compensation	—	—	6,491	—	—	—	6,491
Balance, September 30, 2019	$116,064	$294,188	$21,480	$205,807	$(530)	$(32,502)	$604,507

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Cash flows from operating activities:
Net income	$45,589	$39,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	2,711	2,625
Amortization of deferred financing costs	84	152
Provision (credit) for loan losses	(1,696)	376
Net gain on the sale of loans	—	(19)
Stock-based compensation expense	6,491	6,071
Net gain on the sale or call of debt securities available-for-sale	(260)	(3)
Net gain on the call of debt securities held-to-maturity	(86)	(3)
Income from equity securities	(881)	(38)
Net amortization of premiums and discounts on debt securities	40	551
Increase in investment management fees receivable, net	(154)	(346)
Increase in accrued interest receivable	(1,455)	(4,951)
Increase in accrued interest payable	501	1,572
Bank owned life insurance income	(1,298)	(1,285)
Increase in income taxes payable	1,997	—
Increase in prepaid income taxes	9,130	10,790
Deferred tax provision	705	944
Decrease in accounts payable and other accrued expenses	(9,951)	(313)
Other, net	(2,735)	129
Net cash provided by operating activities	48,732	55,556
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(59,110)	(150,556)
Purchase of debt securities held-to-maturity	(174,614)	(38,928)
Purchase of equity securities	—	(5,200)
Proceeds from the sale of debt securities available-for-sale	4,993	2,037
Proceeds from the sale of equity securities	8,844	—
Principal repayments and maturities of debt securities available-for-sale	32,171	18,657
Principal repayments and maturities of debt securities held-to-maturity	183,585	7,004
Investment in low income housing and historic tax credits	(12,201)	(3,541)
Investment in small business investment companies	(1,043)	(736)
Net redemption (purchase) of Federal Home Loan Bank stock	9,147	(3,087)
Net increase in loans and leases	(881,944)	(582,394)
Proceeds from loan sales	—	7,092
Additions to office properties and equipment	(3,843)	(1,253)
Acquisition	—	(1,335)
Net cash used in investing activities	(894,015)	(752,240)
Cash flows from financing activities:
Net increase in deposit accounts	1,044,144	766,977
Net decrease in Federal Home Loan Bank advances	(35,000)	(70,000)
Net decrease in line of credit advances	(4,250)	(3,700)
Net proceeds from issuance of preferred stock	77,596	38,468
Repayment of subordinated debt	(35,000)	—
Net proceeds from exercise of stock options	458	1,346
Payment of contingent consideration	(2,920)	—
Purchase of treasury stock	(1,991)	(4,584)
Dividends paid on preferred stock	(3,791)	(1,441)
Net cash provided by financing activities	1,039,246	727,066
Net change in cash and cash equivalents during the period	193,963	30,382
Cash and cash equivalents at beginning of the period	189,985	156,153
Cash and cash equivalents at end of the period	$383,948	$186,535

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest expense	$102,397	$56,028
Income taxes	$(4,473)	$(6,054)
Other non-cash activity:
Operating lease right-of-use asset	$23,088	$—
Loan foreclosures and repossessions	$1,492	$—
Unsettled purchase of debt securities held-to-maturity	$—	$5,000
Contingent consideration	$—	$3,138

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of September 30, 2019 and December 31, 2018. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan and lease portfolio as of September 30, 2019 and December 31, 2018. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan and lease losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan and lease losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Management bases the computation of the allowance for loan and lease losses of general reserves on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio in addition to the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios: private banking loans, commercial and industrial (“C&I”) loans and leases, and commercial real estate (“CRE”) loans. As the loan loss history, mix and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan and lease losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories, or risk factors, and applies a quantitative percentage that drives the secondary factor. Nine risk factors have been identified and each risk factor is assigned a reserve level based on management’s judgment as to the probable impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the nine months ended September 30, 2019, and 2018 and no allowance for uncollectible accounts as of September 30, 2019 and December 31, 2018.

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

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The new impairment methodology, known as the current expected credit loss ("CECL") model, replaces the current incurred loss model and requires financial assets measured at amortized cost basis, such as loans, debt securities, net investments in leases, and off-balance-sheet credit exposures, to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The changes are effective for public business entities that are SEC filers for annual and interim periods in fiscal years beginning after December 15, 2019.

Management created a formal working group, consisting of key stakeholders from finance, risk management and credit management, to govern the implementation of this accounting standard. Management is in the process of designing current expected credit loss estimation methodologies and analyzing data to be able to comply with this standard. Management has engaged a third-party software model to determine the current expected credit loss within the requirements of the accounting standard. Management has begun parallel runs and continue to analyze initial results. Management is also in the process of developing a governance process, a qualitative framework, and an operational and control structure. The adoption of this standard could have a material impact on the Company’s financial statements depending on the composition, characteristics and quality of its loan portfolio, as well as the current and forecasted economic conditions as of the date of adoption and thereafter. The Company is continuing to evaluate the quantitative and qualitative effects of the standard on our estimated credit losses, results of operations, financial position and related disclosure.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, among other things, requires lessees to recognize most leases on the balance sheet and disclose key information about leasing arrangements. This has resulted in an increase to a company’s reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP. ASU 2016-02 supersedes Topic 840, “Leases” and replaces it with Topic 842 “Leases.” This standard was effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for annual and interim periods in fiscal years beginning after December 15, 2018. This standard provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company’s operating leases primarily relate to our six office spaces and other office equipment. We have completed our assessment of this standard and have recognized a lease liability and related right-of-use asset on our balance sheet, with no impact on our income statement. The Company adopted this standard and all standards related to Topic 842 on January 1, 2019, and elected to apply it as of the beginning of the period of adoption. Of the optional practical expedients available under ASU 2016-02, all have been adopted except for the hindsight practical expedient.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$183,621	$2,788	$444	$185,965
Trust preferred securities	18,060	—	706	17,354
Agency collateralized mortgage obligations	28,887	17	38	28,866
Agency mortgage-backed securities	18,469	426	—	18,895
Agency debentures	9,486	614	—	10,100
Total debt securities available-for-sale	258,523	3,845	1,188	261,180
Debt securities held-to-maturity:
Corporate bonds	27,180	585	—	27,765
Agency debentures	136,892	969	105	137,756
Municipal bonds	18,765	150	—	18,915
Agency mortgage-backed securities	4,373	409	—	4,782
Total debt securities held-to-maturity	187,210	2,113	105	189,218
Total debt securities	$445,733	$5,958	$1,293	$450,398

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

Interest income on investment securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Taxable interest income	$3,521	$2,408	$11,034	$5,722
Non-taxable interest income	90	101	295	317
Dividend income	382	384	1,168	938
Total interest income on investment securities	$3,993	$2,893	$12,497	$6,977

As of September 30, 2019, the contractual maturities of the debt securities were:

	September 30, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$45,082	$45,284	$3,306	$3,316
Due from one to five years	107,420	109,664	20,622	20,892
Due from five to ten years	40,983	40,816	127,952	128,597
Due after ten years	65,038	65,416	35,330	36,413
Total debt securities	$258,523	$261,180	$187,210	$189,218

The $65.4 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of September 30, 2019, included $38.6 million, or 58.9%, that are floating-rate securities. The $128.0 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of September 30, 2019, included $20.8 million that have call provisions within the next four years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity		Available-for-Sale		Held-to-Maturity
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Proceeds from sales	$—	$—	$—	$—	$4,993	$2,037	$—	$—
Proceeds from calls	9,435	—	63,529	—	13,517	4,081	180,824	1,000
Total proceeds	$9,435	$—	$63,529	$—	$18,510	$6,118	$180,824	$1,000

Gross realized gains	$134	$—	$72	$—	$260	$6	$86	$3
Gross realized losses	—	—	—	—	—	3	—	—
Net realized gains	$134	$—	$72	$—	$260	$3	$86	$3

Debt securities available-for-sale of $3.0 million as of September 30, 2019, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$—	$—	$20,660	$444	$20,660	$444
Trust preferred securities	17,353	706	—	—	17,353	706
Agency collateralized mortgage obligations	22,319	29	2,720	9	25,039	38
Total debt securities available-for-sale	39,672	735	23,380	453	63,052	1,188
Debt securities held-to-maturity:
Agency debentures	31,922	105	—	—	31,922	105
Total debt securities held-to-maturity	31,922	105	—	—	31,922	105
Total temporarily impaired debt securities (1)	$71,594	$840	$23,380	$453	$94,974	$1,293

(1)	The number of investment positions with unrealized losses totaled 20 for available-for-sale securities and 4 for held-to-maturity securities.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$110,200	$789	$22,954	$872	$133,154	$1,661
Trust preferred securities	16,849	1,115	—	—	16,849	1,115
Non-agency collateralized loan obligations	—	—	390	3	390	3
Agency collateralized mortgage obligations	—	—	3,015	4	3,015	4
Agency mortgage-backed securities	5,851	51	8,690	297	14,541	348
Agency debentures	3,487	49	—	—	3,487	49
Total debt securities available-for-sale	136,387	2,004	35,049	1,176	171,436	3,180
Debt securities held-to-maturity:
Corporate bonds	3,978	22	—	—	3,978	22
Agency debentures	1,952	34	—	—	1,952	34
Municipal bonds	16,105	51	2,110	10	18,215	61
Agency mortgage-backed securities	4,382	27	—	—	4,382	27
Total debt securities held-to-maturity	26,417	134	2,110	10	28,527	144
Total temporarily impaired debt securities (1)	$162,804	$2,138	$37,159	$1,186	$199,963	$3,324

(1)	The number of investment positions with unrealized losses totaled 78 for available-for-sale securities and 29 for held-to-maturity securities.

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

There were no outstanding debt securities classified as trading as of September 30, 2019 and December 31, 2018.

Equity securities as of September 30, 2019, consisted of an investment in a mid-cap value equity mutual fund. There were $4.8 million and $12.7 million in equity securities outstanding as of September 30, 2019 and December 31, 2018, respectively.

There was $15.5 million and $24.7 million in FHLB stock outstanding as of September 30, 2019 and December 31, 2018, respectively.

[3] LOANS AND LEASES

The Company generates loans through the private banking and middle-market banking channels. The private banking channel primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash, marketable securities and/or cash value life insurance. The middle-market banking channel consists of our C&I loan and lease portfolio and CRE loan portfolio, which serve middle-market businesses and real estate developers in our primary markets.

Loans and leases held-for-investment were comprised of the following:

	September 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$3,361,987	$989,769	$1,660,564	$6,012,320
Deferred loan costs (fees)	6,155	2,739	(4,534)	4,360
Loans and leases held-for-investment, net of deferred fees and costs	3,368,142	992,508	1,656,030	6,016,680
Allowance for loan and lease losses	(1,851)	(5,316)	(6,207)	(13,374)
Loans and leases held-for-investment, net	$3,366,291	$987,192	$1,649,823	$6,003,306

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$2,864,094	$781,836	$1,482,148	$5,128,078
Deferred loan costs (fees)	5,449	3,484	(4,138)	4,795
Loans and leases held-for-investment, net of deferred fees and costs	2,869,543	785,320	1,478,010	5,132,873
Allowance for loan and lease losses	(1,942)	(5,764)	(5,502)	(13,208)
Loans and leases held-for-investment, net	$2,867,601	$779,556	$1,472,508	$5,119,665

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of September 30, 2019 and December 31, 2018, was $4.54 billion and $3.54 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $595,000 and $542,000 as of September 30, 2019 and December 31, 2018, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $36.1 million and $64.4 million as of September 30, 2019 and December 31, 2018, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of September 30, 2019 and December 31, 2018, included in the total unfunded commitments above, was $71.1 million and $60.0 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the nine months ended September 30, 2019 and 2018, there were draws on letters of credit totaling $135,000 and $6.0 million, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

4] ALLOWANCE FOR LOAN AND LEASE LOSSES

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

The following discusses key characteristics and risks within each primary loan portfolio:

Private Banking Loans
Our private banking lending activities are conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash, marketable securities and/or cash value life insurance. This portfolio also has some loans that are secured by residential real estate or other financial assets, lines of credit and unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower.

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 97.2% and 96.7% of total private banking loans as of September 30, 2019 and December 31, 2018, respectively.

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

Middle-Market Banking: Commercial Real Estate Loans
This loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. The primary source of repayment for CRE loans secured by owner-occupied properties is cash flow from the borrower’s operations. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for CRE loans secured by investment properties. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk for these loans is generally confined to the construction period. If problems arise, the project may not be completed, and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose and collateral of the loans are important indicators of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as the condition of the local and regional economies, whether or not the project is owner-occupied, the type of project, and the experience and resources of the developer.

On a monthly basis, management monitors various credit quality indicators for the loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company monitors the collateral of loans secured by cash, marketable securities and/or cash value life insurance within the private banking portfolio, which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for the Company’s policy for determining past due status of loans.

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

The following tables present the recorded investment in loans by credit quality indicator:

	September 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$3,364,566	$976,204	$1,649,303	$5,990,073
Special mention	3,392	9,745	6,467	19,604
Substandard	184	6,559	260	7,003
Loans and leases held-for-investment	$3,368,142	$992,508	$1,656,030	$6,016,680

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,864,774	$767,540	$1,475,793	$5,108,107
Special mention	2,532	12,636	2,217	17,385
Substandard	2,237	5,144	—	7,381
Loans and leases held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

Changes in the allowance for loan and lease losses were as follows for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,140	$5,911	$5,965	$14,016
Provision (credit) for loan losses	(177)	(672)	242	(607)
Charge-offs	(112)	—	—	(112)
Recoveries	—	77	—	77
Balance, end of period	$1,851	$5,316	$6,207	$13,374

	Three Months Ended September 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,557	$8,786	$4,978	$15,321
Provision (credit) for loan losses	337	(838)	267	(234)
Charge-offs	—	(2,068)	—	(2,068)
Recoveries	—	564	—	564
Balance, end of period	$1,894	$6,444	$5,245	$13,583

Changes in the allowance for loan and lease losses were as follows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,942	$5,764	$5,502	$13,208
Provision (credit) for loan losses	21	(2,422)	705	(1,696)
Charge-offs	(112)	—	—	(112)
Recoveries	—	1,974	—	1,974
Balance, end of period	$1,851	$5,316	$6,207	$13,374

	Nine Months Ended September 30, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,577	$8,043	$4,797	$14,417
Provision (credit) for loan losses	317	(389)	448	376
Charge-offs	—	(2,068)	—	(2,068)
Recoveries	—	858	—	858
Balance, end of period	$1,894	$6,444	$5,245	$13,583

The following tables present the age analysis of past due loans and leases segregated by class:

	September 30, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$—	$808	$184	$992	$3,367,150	$3,368,142
Commercial and industrial	—	—	—	—	992,508	992,508
Commercial real estate	—	—	—	—	1,656,030	1,656,030
Loans and leases held-for-investment	$—	$808	$184	$992	$6,015,688	$6,016,680

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$1,040	$173	$2,000	$3,213	$2,866,330	$2,869,543
Commercial and industrial	—	—	—	—	785,320	785,320
Commercial real estate	—	—	—	—	1,478,010	1,478,010
Loans and leases held-for-investment	$1,040	$173	$2,000	$3,213	$5,129,660	$5,132,873

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Nine Months Ended September 30, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$171	$193	$171	$171	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	171	193	171	171	—
Without a related allowance recorded:
Private banking	13	13	—	13	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	13	13	—	13	—
Total:
Private banking	184	206	171	184	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$184	$206	$171	$184	$—

As of and for the Twelve Months Ended December 31, 2018
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$2,237	$2,421	$437	$2,293	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	2,237	2,421	437	2,293	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	2,237	2,421	437	2,293	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$2,237	$2,421	$437	$2,293	$—

Impaired loans as of September 30, 2019 and December 31, 2018, were $184,000 and $2.2 million, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the nine months ended September 30, 2019, and the twelve months ended December 31, 2018. As of September 30, 2019 and December 31, 2018, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $171,000 and $437,000 as of September 30, 2019 and December 31, 2018, respectively.

The following tables present the allowance for loan and lease losses and recorded investment in loans by class:

	September 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$171	$—	$—	$171
Collectively evaluated for impairment	1,680	5,316	6,207	13,203
Total allowance for loan and lease losses	$1,851	$5,316	$6,207	$13,374
Loans and leases held-for-investment:
Individually evaluated for impairment	$184	$—	$—	$184
Collectively evaluated for impairment	3,367,958	992,508	1,656,030	6,016,496
Loans and leases held-for-investment	$3,368,142	$992,508	$1,656,030	$6,016,680

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$437	$—	$—	$437
Collectively evaluated for impairment	1,505	5,764	5,502	12,771
Total allowance for loan and lease losses	$1,942	$5,764	$5,502	$13,208
Loans and leases held-for-investment:
Individually evaluated for impairment	$2,237	$—	$—	$2,237
Collectively evaluated for impairment	2,867,306	785,320	1,478,010	5,130,636
Loans and leases held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

Troubled Debt Restructuring

The following table provides additional information on the Company’s loans designated as troubled debt restructurings:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring:
Performing loans accruing interest	$—	$—
Non-accrual loans	171	237
Total troubled debt restructurings	$171	$237

There were no unused commitments on loans designated as troubled debt restructurings as of September 30, 2019 and December 31, 2018.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with a payment default during the nine months ended September 30, 2019 and 2018.

There were no loans newly designated as TDRs during the nine months ended September 30, 2019 and 2018.

Other Real Estate Owned

As of September 30, 2019 and December 31, 2018, the balance of the other real estate owned portfolio was $4.3 million and $3.4 million, respectively. During the three and nine months ended September 30, 2019, collateral related to an impaired loan was transferred to OREO at a fair value of $1.5 million based on the appraised value, less estimated selling costs. In addition, a property was sold from other real estate owned totaling $169,000 with a net loss of $97,000 during the nine months ended September 30, 2019. There were no residential mortgage loans in the process of foreclosure as of September 30, 2019.

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

Operating lease cost for the three and nine months ended September 30, 2019, was $805,000 and $2.0 million, respectively. As of September 30, 2019, the weighted average remaining lease term was 14.1 years and the weighted average discount rate as 4.25%.

Maturities of lease liabilities under noncancellable leases as of September 30, 2019, are as follows:

(Dollars in thousands)	Amount
September 30,
2020	$2,594
2021	2,637
2022	2,621
2023	2,151
2024	2,046
Thereafter	20,709
Total undiscounted lease payments	$32,758
Imputed interest	(8,721)
Operating lease liability	$24,037

[6] DEPOSITS

As of September 30, 2019 and December 31, 2018, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	September 30, 2019	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$312,285	$258,268
Interest-bearing checking accounts	0.05 to 3.15%	1.83%	2.29%	1,333,189	778,131
Money market deposit accounts	0.10 to 3.25%	2.10%	2.45%	3,149,346	2,781,870
Total demand and savings accounts				4,794,820	3,818,269
Certificates of deposit	1.29 to 3.25%	2.50%	2.39%	1,299,785	1,232,192
Total deposits				$6,094,605	$5,050,461
Weighted average rate on interest-bearing accounts		2.13%	2.41%

As of September 30, 2019 and December 31, 2018, the Bank had total brokered deposits of $618.1 million and $641.4 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $883.6 million and $565.3 million as of September 30, 2019 and December 31, 2018, respectively, and were considered non-brokered.

As of September 30, 2019 and December 31, 2018, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $552.3 million and $569.8 million, respectively. As of September 30, 2019 and December 31, 2018, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $223.7 million and $230.0 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
12 months or less	$1,082,409	$992,468
12 months to 24 months	176,331	181,456
24 months to 36 months	41,045	58,268
Total	$1,299,785	$1,232,192

Interest expense on deposits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest-bearing checking accounts	$5,795	$3,267	$15,303	$7,464
Money market deposit accounts	18,870	12,428	53,608	30,263
Certificates of deposit	9,449	6,487	26,691	14,552
Total interest expense on deposits	$34,114	$22,182	$95,602	$52,279

[7] BORROWINGS

As of September 30, 2019 and December 31, 2018, borrowings were comprised of the following:

	September 30, 2019			December 31, 2018
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit	2.08%	$130,000	5/1/2020	2.62%	$250,000	5/1/2019
Issued 9/3/2019	2.26%	150,000	12/2/2019		—
Issued 7/8/2019	2.50%	50,000	10/8/2019		—
Issued 12/31/2018		—		2.65%	65,000	1/2/2019
Issued 10/10/2018		—		2.54%	50,000	1/8/2019
Line of credit borrowings		—		5.47%	4,250	9/28/2019
Subordinated notes payable (net of debt issuance costs of $0 and $84)		—		5.75%	34,916	7/1/2019
Total borrowings, net		$330,000			$404,166

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of September 30, 2019, the Bank’s borrowing capacity is based on the information provided in the June 30, 2019, QCR filing. As of September 30, 2019, the Bank had securities held in safekeeping at the FHLB with a fair value of $3.0 million, combined with pledged loans of $1.18 billion, for a gross borrowing capacity of $843.0 million, of which $330.0 million was outstanding in advances. As of December 31, 2018, there was $365.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of September 30, 2019 and December 31, 2018, there were no outstanding borrowings under these lines of credit and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $2.6 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC, however if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from our customer as part of the existing credit facility of that customer.

The holding company maintains an unsecured line of credit of $50.0 million with Texas Capital Bank. As of September 30, 2019 and December 31, 2018, there was $0 and $4.3 million outstanding under this line of credit, respectively.

Interest expense on borrowings was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
FHLB borrowings	$1,302	$853	$6,222	$3,743
Line of credit borrowings	—	16	68	69
Subordinated notes payable	—	554	1,090	1,661
Total interest expense on borrowings	$1,302	$1,423	$7,380	$5,473

[8] STOCK TRANSACTIONS

In May 2019, the Company completed the issuance and sale of a registered, underwritten public offering of 3.2 million depositary shares, each representing a 1/40th interest in a share of its 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $77.6 million from the sale of 80,500 shares of its Series B Preferred Stock (equivalent to 3.2 million depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

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

In March 2018, the Company completed the issuance and sale of a registered, underwritten public offering of 1.6 million depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $38.5 million from the sale of 40,250 shares of its Series A Preferred Stock (equivalent to 1.6 million depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

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

During the nine months ended September 30, 2019, the Company paid dividends of $2.0 million on its Series A Preferred Stock and $1.8 million on its Series B Preferred Stock. During the nine months ended September 30, 2018, the Company paid dividends of $1.4 million on its Series A Preferred Stock.

Under authorization by the Board, the Company was permitted to repurchase its common stock up to prescribed amounts, of which $10.4 million remained available as of September 30, 2019. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company. During the nine months ended September 30, 2019, the Company repurchased a total of 90,000 shares for approximately $1.8 million, at an average cost of $20.21 per share, which are held as treasury stock. During the nine months ended September 30, 2018, the Company repurchased a total of 169,936 shares for approximately $4.6 million, at an average cost of $26.97 per share, which are held as treasury stock.

In addition to the shares purchased in the market, the Company acquired 8,382 shares of treasury stock for approximately $173,000 in connection with the exercise, net settlement or vesting of equity awards during the nine months ended September 30, 2019.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding
Balance, December 31, 2017	—	28,591,101
Issuance of preferred stock	40,250	—
Issuance of restricted common stock	—	396,113
Forfeitures of restricted common stock	—	(24,000)
Exercise of stock options	—	127,700
Purchase of treasury stock	—	(169,936)
Balance, September 30, 2018	40,250	28,920,978

Balance, December 31, 2018	40,250	28,878,674
Issuance of preferred stock	80,500	—
Issuance of restricted common stock	—	550,453
Forfeitures of restricted common stock	—	(74,355)
Exercise of stock options	—	40,580
Purchase of treasury stock	—	(98,382)
Balance, September 30, 2019	120,750	29,296,970

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of September 30, 2019 and December 31, 2018, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and was phased in ratably over a four-year period until it reached 2.5% on January 1, 2019. As of September 30, 2019 and December 31, 2018, the capital conservation buffer was 2.5% and 1.875%, respectively, in addition to the minimum capital adequacy levels shown in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$552,734	12.40%	$356,596	8.00%	N/A	N/A
Bank	$505,370	11.38%	$355,135	8.00%	$443,919	10.00%
Tier 1 risk-based capital ratio
Company	$541,505	12.15%	$267,447	6.00%	N/A	N/A
Bank	$491,401	11.07%	$266,352	6.00%	$355,135	8.00%
Common equity tier 1 risk-based capital ratio
Company	$427,084	9.58%	$200,585	4.50%	N/A	N/A
Bank	$491,401	11.07%	$199,764	4.50%	$288,547	6.50%
Tier 1 leverage ratio
Company	$541,505	7.91%	$273,931	4.00%	N/A	N/A
Bank	$491,401	7.20%	$273,036	4.00%	$341,295	5.00%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

[10] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018

Net income available to common shareholders	$14,372	$13,632	$41,798	$37,863
Weighted average common shares outstanding:
Basic	27,863,767	27,588,607	27,861,515	27,603,784
Restricted stock - dilutive	600,985	863,084	569,260	757,572
Stock options - dilutive	313,919	498,233	328,633	488,570
Diluted	28,778,671	28,949,924	28,759,408	28,849,926

Earnings per common share:
Basic	$0.52	$0.49	$1.50	$1.37
Diluted	$0.50	$0.47	$1.45	$1.31

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive shares (1)	9,000	4,000	13,000	7,000

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of September 30, 2019 and December 31, 2018:

	Asset Derivatives		Liability Derivatives
	as of September 30, 2019		as of September 30, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$3,191

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	73,030	Other liabilities	73,100
Equity products	Other assets	—	Other liabilities	109

Total	Other assets	$73,030	Other liabilities	$76,400

	Asset Derivatives		Liability Derivatives
	as of December 31, 2018		as of December 31, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,384	Other liabilities	$—

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	25,523	Other liabilities	25,518

Total	Other assets	$26,907	Other liabilities	$25,518

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of September 30, 2019 and December 31, 2018:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
September 30, 2019	$73,030	$—	$73,030	$(248)	$—	$72,782

December 31, 2018	$26,907	$—	$26,907	$(9,587)	$—	$17,320

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
September 30, 2019	$76,400	$—	$76,400	$(248)	$(75,789)	$363

December 31, 2018	$25,518	$—	$25,518	$(9,587)	$(3,941)	$11,990

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2019.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of September 30, 2019, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/ (Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 1/8/2018	$50,000	2.21%	$207	1/8/2021	15
Issued 5/30/2019	50,000	2.05%	125	6/1/2022	32
Issued 5/30/2019	50,000	2.03%	118	6/1/2023	44
Issued 5/30/2019	50,000	2.04%	123	6/1/2024	56
Total	$200,000		$573

(1)	The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)		2019	2018	2019	2018
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$156	$412	$(967)	$157

		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2019	2018	2019	2018
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$1,277	$952	$(3,293)	$1,439

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2019, the Company had interest rate derivative transactions with an aggregate notional amount of $2.59 billion related to this program.

In addition, the Company also has executed equity derivatives to economically hedge certain of its equity investments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2019, the Company had equity derivative transactions with an aggregate notional amount of $2.5 million.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2019	2018	2019	2018
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$(17)	$—	$(59)	$22
Equity products	Non-interest income	(32)	—	(109)	—
Total		$(49)	$—	$(168)	$22

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

As of September 30, 2019, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $75.8 million, including accrued interest. As of September 30, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $80.1 million. If the Company had breached any of these provisions as of September 30, 2019, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$185,965	$—	$185,965
Trust preferred securities	—	17,354	—	17,354
Agency collateralized mortgage obligations	—	28,866	—	28,866
Agency mortgage-backed securities	—	18,895	—	18,895
Agency debentures	—	10,100	—	10,100
Equity securities	4,807	—	—	4,807
Interest rate swaps	—	73,030	—	73,030
Total financial assets	4,807	334,210	—	339,017

Financial liabilities:
Interest rate swaps	—	76,291	—	76,291
Equity swaps	109	—	—	109
Total financial liabilities	$109	$76,291	$—	$76,400

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$151,063	$—	$151,063
Trust preferred securities	—	16,849	—	16,849
Non-agency collateralized loan obligations	—	390	—	390
Agency collateralized mortgage obligations	—	33,718	—	33,718
Agency mortgage-backed securities	—	21,264	—	21,264
Agency debentures	—	10,012	—	10,012
Equity securities	12,661	—	—	12,661
Interest rate swaps	—	26,907	—	26,907
Total financial assets	12,661	260,203	—	272,864

Financial liabilities:
Interest rate swaps	—	25,518	—	25,518
Acquisition earn out liability	—	—	2,920	2,920
Total financial liabilities	$—	$25,518	$2,920	$28,438

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$13	$13
Other real estate owned	—	—	4,250	4,250
Total assets	$—	$—	$4,263	$4,263

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$1,800	$1,800
Other real estate owned	—	—	3,424	3,424
Total assets	$—	$—	$5,224	$5,224

As of September 30, 2019 and December 31, 2018, the Company recorded $171,000 and $437,000, respectively, of specific reserves to allowance for loan and lease losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$13	Collateral	Appraisal value and discount due to salability conditions	—%

Other real estate owned	$4,250	Collateral	Appraisal value and discount due to salability conditions	18%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes of the carrying amounts and estimated fair values of financial instruments:

		September 30, 2019		December 31, 2018
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$383,948	$383,948	$189,985	$189,985
Debt securities available-for-sale	2	261,180	261,180	233,296	233,296
Debt securities held-to-maturity	2	187,210	189,218	196,131	196,823
Equity securities	1	4,807	4,807	12,661	12,661
Federal Home Loan Bank stock	2	15,524	15,524	24,671	24,671
Loans and leases held-for-investment, net	3	6,003,306	5,994,960	5,119,665	5,119,562
Accrued interest receivable	2	22,157	22,157	20,702	20,702
Investment management fees receivable, net	2	7,453	7,453	7,299	7,299
Bank owned life insurance	2	69,607	69,607	68,309	68,309
Other real estate owned	3	4,250	4,250	3,424	3,424
Interest rate swaps	2	73,030	73,030	26,907	26,907

Financial liabilities:
Deposits	2	$6,094,605	$6,108,128	$5,050,461	$5,048,079
Borrowings, net	2	330,000	330,020	404,166	404,084
Acquisition earn out liability	3	—	—	2,920	2,920
Interest rate swaps	2	76,291	76,291	25,518	25,518
Equity swaps	1	109	109	—	—

During the nine months ended September 30, 2019 and 2018, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2019 and December 31, 2018:

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

[13] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$1,230	$(1,590)	$(360)	$(833)	$1,878	$1,045
Change in unrealized holding gains (losses)	787	(736)	51	(192)	120	(72)
Gains reclassified from other comprehensive income	(101)	(120)	(221)	—	(316)	(316)
Net other comprehensive income (loss)	686	(856)	(170)	(192)	(196)	(388)
Balance, end of period	$1,916	$(2,446)	$(530)	$(1,025)	$1,682	$657

	Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$(2,363)	$1,032	$(1,331)	$172	$1,074	$1,246
Change in unrealized holding gains (losses)	4,477	(2,506)	1,971	(1,517)	1,103	(414)
Gains reclassified from other comprehensive income	(198)	(972)	(1,170)	(5)	(730)	(735)
Reclassification for equity securities under ASU 2016-01	—	—	—	286	—	286
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	39	235	274
Net other comprehensive income (loss)	4,279	(3,478)	801	(1,197)	608	(589)
Balance, end of period	$1,916	$(2,446)	$(530)	$(1,025)	$1,682	$657

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

(Dollars in thousands)	September 30, 2019	December 31, 2018
Assets:
Bank	$7,113,983	$5,947,165
Investment management	92,283	92,894
Parent and other	(7,817)	(4,404)
Total assets	$7,198,449	$6,035,655

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$67,720	$—	$12	$67,732	$52,354	$—	$70	$52,424
Interest expense	35,455	—	(39)	35,416	23,038	—	567	23,605
Net interest income (loss)	32,265	—	51	32,316	29,316	—	(497)	28,819
Provision (credit) for loan and lease losses	(607)	—	—	(607)	(234)	—	—	(234)
Net interest income (loss) after provision for loan and lease losses	32,872	—	51	32,923	29,550	—	(497)	29,053
Non-interest income:
Investment management fees	—	9,016	(114)	8,902	—	9,914	(86)	9,828
Net gain on the sale and call of debt securities	206	—	—	206	—	—	—	—
Other non-interest income	5,113	(9)	31	5,135	2,850	—	73	2,923
Total non-interest income	5,319	9,007	(83)	14,243	2,850	9,914	(13)	12,751
Non-interest expense:
Intangible amortization expense	—	502	—	502	—	502	—	502
Other non-interest expense	18,949	8,186	136	27,271	17,002	8,173	9	25,184
Total non-interest expense	18,949	8,688	136	27,773	17,002	8,675	9	25,686
Income (loss) before tax	19,242	319	(168)	19,393	15,398	1,239	(519)	16,118
Income tax expense (benefit)	3,142	3	(86)	3,059	1,676	282	(151)	1,807
Net income (loss)	$16,100	$316	$(82)	$16,334	$13,722	$957	$(368)	$14,311

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$196,862	$—	$111	$196,973	$141,424	$—	$200	$141,624
Interest expense	101,891	—	1,091	102,982	56,027	—	1,725	57,752
Net interest income (loss)	94,971	—	(980)	93,991	85,397	—	(1,525)	83,872
Provision (credit) for loan and lease losses	(1,696)	—	—	(1,696)	376	—	—	376
Net interest income (loss) after provision for loan and lease losses	96,667	—	(980)	95,687	85,021	—	(1,525)	83,496
Non-interest income:
Investment management fees	—	27,912	(332)	27,580	—	28,621	(199)	28,422
Net gain on the sale and call of debt securities	346	—	—	346	6	—	—	6
Other non-interest income	10,467	17	881	11,365	7,875	1	38	7,914
Total non-interest income	10,813	27,929	549	39,291	7,881	28,622	(161)	36,342
Non-interest expense:
Intangible amortization expense	—	1,506	—	1,506	—	1,465	—	1,465
Other non-interest expense	56,872	23,174	478	80,524	49,011	23,988	390	73,389
Total non-interest expense	56,872	24,680	478	82,030	49,011	25,453	390	74,854
Income (loss) before tax	50,608	3,249	(909)	52,948	43,891	3,169	(2,076)	44,984
Income tax expense (benefit)	6,825	830	(296)	7,359	5,485	786	(591)	5,680
Net income (loss)	$43,783	$2,419	$(613)	$45,589	$38,406	$2,383	$(1,485)	$39,304

[16] SUBSEQUENT EVENTS

On October 15, 2019, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depositary share, on the Company’s Series B Preferred Stock, each of which is payable on January 2, 2020, to preferred shareholders of record as of the close of business on December 18, 2019.

On October 17, 2019, the Company amended it’s $50.0 million unsecured line of credit agreement with Texas Capital Bank to extend the maturity until October 17, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three and nine months ended September 30, 2019. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this quarterly report and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

This discussion and analysis present our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our net income available to common shareholders, earnings per common share (“EPS”) and total revenue. Other salient metrics include the ratio of allowance for loan and lease losses to loans; net interest margin; the efficiency ratio of the Bank segment; return on average assets; return on average common equity; regulatory leverage and risk-based capital ratios, assets under management and EBITDA of the Investment Management segment.

Executive Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $9.62 billion as of September 30, 2019. CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products that require SEC or Financial Industry Regulatory Authority, Inc. (“FINRA”) licensing.

For the three months ended September 30, 2019, our net income available to common shareholders was $14.4 million compared to $13.6 million for the same period in 2018, an increase of $740,000, or 5.4%. This increase was due to the following: (1) a $3.5 million, or 12.1%, increase in net interest income; (2) lower provision for loan and lease losses of $373,000; (3) an increase in non-interest income of $1.5 million, or 11.7%; (4) an increase of $2.1 million, or 8.1%, in non-interest expense; (5) a $1.3 million increase in income tax expense; and (6) an increase in preferred stock dividends of $1.3 million.

For the nine months ended September 30, 2019, our net income available to common shareholders was $41.8 million compared to $37.9 million for the same period in 2018, an increase of $3.9 million, or 10.4%. This increase was due to the following: (1) a $10.1 million, or 12.1%, increase in net interest income; (2) lower provision for loan and lease losses of $2.1 million; (3) an increase in non-interest income of $2.9 million, or 8.1%; (4) an increase of $7.2 million, or 9.6%, in non-interest expense; (5) a $1.7 million increase in income tax expense; and (6) an increase in preferred stock dividends of $2.4 million.

Our diluted EPS was $0.50 for the three months ended September 30, 2019, compared to $0.47 for the same period in 2018, and $1.45 for the nine months ended September 30, 2019, compared to $1.31 for the same period in 2018. The increase in diluted EPS for the nine months ended September 30, 2019, was a result of our continued growth of our business lines, which was the driver of additional net income available to common shareholders.

For the three months ended September 30, 2019, total revenue increased $4.8 million, or 11.5%, to $46.4 million from $41.6 million for the same period in 2018. For the nine months ended September 30, 2019, total revenue increased $12.7 million, or 10.6%, to $132.9 million from $120.2 million for the same period in 2018. The increase in total revenue for the nine months ended September 30, 2019, was driven largely by higher net interest income and swap fees for the Bank.

Our annualized net interest margin was 1.94% and 2.22% for the three months ended September 30, 2019 and 2018, respectively, and 2.02% and 2.31% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in net interest margin for the three months ended September 30, 2019, was driven by an increase of four basis points in the yield on loans, more than offset by an increase of 33 basis points in the cost of interest-bearing liabilities. The decrease in net interest margin for the nine months ended September 30, 2019, was driven by an increase of 35 basis points in the yield on loans, more than offset by an increase of 68 basis points.

Our loans are predominantly variable rate loans indexed to 1-month LIBOR and our deposits are a combination of fixed-rate time deposits and variable rate deposits, many of which are indexed to the Effective Federal Funds Rate. When the financial markets anticipate a rate cut by the FOML, LIBOR rates typically decrease in advance of action taken by the Federal Reserve, which compresses and can invert the historical spread between 1-month LIBOR and the Effective Federal Funds Rate. This occurred at certain times during the three and nine months ended September 30, 2019, compressing our net interest margin, and impacting our net interest income and our rate of revenue growth as well as other ratios such as the Bank’s efficiency ratio, return on average assets and return on average common equity.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $8.9 million for the three months ended September 30, 2019, as compared to $9.8 million for the same period in 2018, and $27.6 million for the nine months ended September 30, 2019, as compared to $28.4 million for the same period in 2018. Assets under management were $9.62 billion as of September 30, 2019, a decrease of $250.0 million from September 30, 2018, driven by market appreciation of $279.0 million, which was more than offset by net outflows of $529.0 million.

Our annualized ratio of non-interest expense to average assets was 1.59% and 1.90% for the three months ended September 30, 2019 and 2018, respectively, and 1.69% and 1.98% for the nine months ended September 30, 2019 and 2018, respectively. The Bank’s efficiency ratio was 50.70% and 52.86% for the three months ended September 30, 2019 and 2018, respectively, and 53.94% and 52.55% for the nine months ended September 30, 2019 and 2018, respectively. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 13.0% offset by the growth in the Bank’s non-interest expense of 16.0% for the nine months ended September 30, 2019.

Our annualized return on average assets (net income to average total assets) was 0.94% and 1.06% for the three months ended September 30, 2019 and 2018, respectively, and 0.94% and 1.04% for the nine months ended September 30, 2019 and 2018, respectively. Our annualized return on average common equity (net income available to common shareholders to average common equity) was 11.82% and 12.78% for the three months ended September 30, 2019 and 2018, respectively, and 11.97% and 12.36% for the nine months ended September 30, 2019 and 2018, respectively.

Our total assets were $7.20 billion as of September 30, 2019, an increase of $1.16 billion, or 25.8% on an annualized basis, from December 31, 2018. Loans and leases held-for-investment grew by $883.8 million to $6.02 billion as of September 30, 2019, an annualized increase of 23.0%, from December 31, 2018, as a result of growth in our commercial and private banking loan portfolios. Total deposits increased $1.04 billion, or 27.6% on an annualized basis, to $6.09 billion as of September 30, 2019, from December 31, 2018.

Our ratio of adverse rated credits to total loans declined to 0.44% at September 30, 2019, from 0.48% at December 31, 2018. Our ratio of allowance for loan and lease losses to loans was 0.22% and 0.26% as of September 30, 2019 and December 31, 2018, respectively. We had a credit to provision for loan losses of $607,000 for the three months ended September 30, 2019 primarily due to a decrease in specific reserves related to a loan moving into other real estate owned (“OREO”) at fair value as well as a decrease in general reserves, compared to provision credit of $234,000 for the three months ended September 30, 2018. We had a credit to provision for loan and lease losses of $1.7 million for the nine months ended September 30, 2019 primarily due to recoveries of $2.0 million in the commercial and industrial portfolio, partially offset by an increase in general reserves in the commercial real estate portfolio due to increased loan growth, compared to provision expense of $376,000 for the nine months ended September 30, 2018.

Our book value per common share increased $1.40 to $16.67 as of September 30, 2019, from $15.27 as of December 31, 2018, largely as a result of our net income available to common shareholders during the nine months ended September 30, 2019, which was partially offset by the issuance of restricted stock during the same period.

Non-GAAP Financial Measures

We report certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “Pre-tax, pre-provision net revenue,” “efficiency ratio” and “EBITDA.” These non-GAAP financial measures are supplemental measures that we believe provide management and our investors with a more detailed understanding of our performance, although these measures are not necessarily comparable to similar measures that may be presented by other companies. The non-GAAP financial measures presented herein are calculated as follows:

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

“Pre-tax, pre-provision net revenue” is defined as net income, without giving effect to loan and lease loss provision and income taxes and excluding gains and losses on the sale and call of investment securities. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for loan losses or other items that are unrelated to our core business.

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

(Dollars in thousands, except per share data)	September 30, 2019	December 31, 2018
Tangible common equity and tangible book value per common share:
Common shareholders’ equity	$488,443	$440,886
Less: goodwill and intangible assets	66,357	67,863
Tangible common equity (numerator)	$422,086	$373,023
Common shares outstanding (denominator)	29,296,970	28,878,674
Tangible book value per common share	$14.41	$12.92

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Total revenue and Pre-tax, pre-provision net revenue:
Net interest income	$32,316	$28,819	$93,991	$83,872
Total non-interest income	14,243	12,751	39,291	36,342
Less: net gain on the sale and call of debt securities	206	—	346	6
Total revenue	$46,353	$41,570	$132,936	$120,208
Less: total non-interest expense	27,773	25,686	82,030	74,854
Pre-tax, pre-provision net revenue	$18,580	$15,884	$50,906	$45,354

BANK SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Bank total revenue:
Net interest income	$32,265	$29,316	$94,971	$85,397
Total non-interest income	5,319	2,850	10,813	7,881
Less: net gain on the sale and call of debt securities	206	—	346	6
Bank total revenue	$37,378	$32,166	$105,438	$93,272

Bank efficiency ratio:
Total non-interest expense (numerator)	$18,949	$17,002	$56,872	$49,011
Total revenue (denominator)	$37,378	$32,166	$105,438	$93,272
Bank efficiency ratio	50.70%	52.86%	53.94%	52.55%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Investment Management EBITDA:
Net income	$316	$957	$2,419	$2,383
Interest expense	—	—	—	—
Income tax expense	3	282	830	786
Depreciation expense	111	126	355	376
Intangible amortization expense	502	502	1,506	1,465
EBITDA	$932	$1,867	$5,110	$5,010

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 70.7% and 69.8% of total revenue for the nine months ended September 30, 2019 and 2018, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Interest income	$67,732	$52,424	$196,973	$141,624
Fully taxable equivalent adjustment	24	27	79	84
Interest income adjusted	67,756	52,451	197,052	141,708
Less: interest expense	35,416	23,605	102,982	57,752
Net interest income adjusted	$32,340	$28,846	$94,070	$83,956

Yield on earning assets (1) (2)	4.06%	4.04%	4.23%	3.91%
Cost of interest-bearing liabilities (1)	2.38%	2.05%	2.47%	1.79%
Net interest spread (1) (2)	1.68%	1.99%	1.76%	2.12%
Net interest margin (1) (2)	1.94%	2.22%	2.02%	2.31%

(1)	Annualized.

(2)	Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended September 30, 2019 and 2018. Non-accrual loans are included in the calculation of average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2019 and 2018.

	Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$388,274	$2,144	2.19%	$207,346	$1,015	1.94%
Federal funds sold	8,424	44	2.07%	9,563	46	1.91%
Debt securities available-for-sale	262,665	2,085	3.15%	236,053	1,836	3.09%
Debt securities held-to-maturity	174,331	1,537	3.50%	76,341	699	3.63%
Equity securities	4,720	12	1.01%	11,219	71	2.51%
FHLB stock	10,585	382	14.32%	11,342	314	10.98%
Total loans and leases	5,776,652	61,552	4.23%	4,594,755	48,470	4.19%
Total interest-earning assets	6,625,651	67,756	4.06%	5,146,619	52,451	4.04%
Other assets	288,216			223,996
Total assets	$6,913,867			$5,370,615

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$1,116,624	$5,795	2.06%	$657,402	$3,267	1.97%
Money market deposit accounts	3,106,186	18,870	2.41%	2,506,334	12,428	1.97%
Certificates of deposit	1,462,521	9,449	2.56%	1,155,888	6,487	2.23%
Borrowings:
FHLB borrowings	224,130	1,302	2.30%	221,576	853	1.53%
Line of credit borrowings	—	—	—%	1,277	16	4.97%
Subordinated notes payable, net	—	—	—%	34,832	554	6.31%
Total interest-bearing liabilities	5,909,461	35,416	2.38%	4,577,309	23,605	2.05%
Noninterest-bearing deposits	268,013			253,033
Other liabilities	137,934			78,802
Shareholders’ equity	598,459			461,471
Total liabilities and shareholders’ equity	$6,913,867			$5,370,615

Net interest income (1)		$32,340			$28,846
Net interest spread (1)			1.68%			1.99%
Net interest margin (1)			1.94%			2.22%

(1)	Calculated on a fully taxable equivalent basis.

(2)	Annualized.

Net Interest Income for the Three Months Ended September 30, 2019 and 2018. Net interest income, calculated on a fully taxable equivalent basis, increased $3.5 million, or 12.1%, to $32.3 million for the three months ended September 30, 2019, from $28.8 million for the same period in 2018. The increase in net interest income for the three months ended September 30, 2019, was primarily attributable to a $1.48 billion, or 28.7%, increase in average interest-earning assets driven primarily by loan growth. This increase in net interest income also reflects an increase of $15.3 million, or 29.2%, in interest income, partially offset by an increase of $11.8 million, or 50.0%, in interest expense. Net interest margin decreased to 1.94% for the three months ended September 30, 2019, as compared to 2.22% for the same period in 2018, driven by higher cost of funds, partially offset by higher yield on our loan portfolio.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which is our primary earning asset, of $1.18 billion, or 25.7%, as well as an increase of four basis points in yield on our loans for the three months ended September 30, 2019, compared to the same period in 2018. The yield on our loan portfolio was primarily driven by the direction and timing of the Federal Reserve’s target Federal Funds Rate changes, which impacted our floating-rate loans. The change in yield is also attributable to our continuing gradual shift towards lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets increased two basis points to 4.06% for the three months ended September 30, 2019, as compared to 4.04% for the same period in 2018, primarily due to the higher yield on loans.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of $1.33 billion, or 29.1%, in average interest-bearing liabilities for the three months ended September 30, 2019, compared to the same period in 2018, as well as an increase of 33 basis points in the average rate paid on our interest-bearing liabilities. The increase in the average rate paid on our interest-bearing liabilities reflected increases in rates paid in all deposit categories and FHLB borrowings, which was largely driven by the direction and timing of the Federal Reserve’s target Federal Funds Rate changes, which impacted our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $599.9 million in average money market deposit accounts, an increase of $459.2 million in average interest-bearing checking accounts and an increase of $306.6 million in average certificates of deposits.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended September 30, 2019, compared to the same period in 2018. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30,
	2019 over 2018
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$144	$985	$1,129
Federal funds sold	4	(6)	(2)
Debt securities available-for-sale	38	211	249
Debt securities held-to-maturity	(27)	865	838
Equity securities	(30)	(29)	(59)
FHLB stock	90	(22)	68
Total loans	493	12,589	13,082
Total increase in interest income	712	14,593	15,305

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	151	2,377	2,528
Money market deposit accounts	3,122	3,320	6,442
Certificates of deposit	1,075	1,887	2,962
Borrowings:
FHLB borrowings	439	10	449
Line of credit borrowings	—	(16)	(16)
Subordinated notes payable, net	—	(554)	(554)
Total increase in interest expense	4,787	7,024	11,811
Total increase (decrease) in net interest income	$(4,075)	$7,569	$3,494

(1)
The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the nine months ended September 30, 2019 and 2018. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2019 and 2018.

	Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$282,828	$4,942	2.34%	$181,368	$2,436	1.80%
Federal funds sold	9,412	142	2.02%	7,761	100	1.72%
Debt securities available-for-sale	249,490	6,125	3.28%	187,041	4,150	2.97%
Debt securities held-to-maturity	189,083	5,267	3.72%	69,217	1,973	3.81%
Equity securities	8,363	112	1.79%	9,498	200	2.82%
FHLB stock	17,069	1,072	8.40%	14,856	738	6.64%
Total loans and leases	5,474,522	179,392	4.38%	4,381,057	132,111	4.03%
Total interest-earning assets	6,230,767	197,052	4.23%	4,850,798	141,708	3.91%
Other assets	266,059			215,388
Total assets	$6,496,826			$5,066,186

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$927,198	$15,303	2.21%	$576,032	$7,464	1.73%
Money market deposit accounts	2,883,009	53,608	2.49%	2,369,910	30,263	1.71%
Certificates of deposit	1,375,324	26,691	2.59%	1,021,248	14,552	1.91%
Borrowings:
FHLB borrowings	370,550	6,222	2.24%	316,264	3,743	1.58%
Line of credit borrowings	1,650	68	5.51%	2,202	69	4.19%
Subordinated notes payable, net	23,178	1,090	6.29%	34,781	1,661	6.38%
Total interest-bearing liabilities	5,580,909	102,982	2.47%	4,320,437	57,752	1.79%
Noninterest-bearing deposits	262,056			242,325
Other liabilities	113,331			68,064
Shareholders’ equity	540,530			435,360
Total liabilities and shareholders’ equity	$6,496,826			$5,066,186

Net interest income (1)		$94,070			$83,956
Net interest spread (1)			1.76%			2.12%
Net interest margin (1)			2.02%			2.31%

(1)	Calculated on a fully taxable equivalent basis.

(2)	Annualized.

Net Interest Income for the Nine Months Ended September 30, 2019 and 2018. Net interest income, calculated on a fully taxable equivalent basis, increased $10.1 million, or 12.0%, to $94.1 million for the nine months ended September 30, 2019, from $84.0 million for the same period in 2018. The increase in net interest income for the nine months ended September 30, 2019, was primarily attributable to a $1.38 billion, or 28.4%, increase in average interest-earning assets driven primarily by loan growth. This increase in net interest income also reflects an increase of $55.3 million, or 39.1%, in interest income, partially offset by an increase of $45.2 million, or 78.3%, in interest expense. Net interest margin was 2.02% for the nine months ended September 30, 2019, compared to 2.31% for the same period in 2018, driven by higher cost of funds, partially offset by higher yield on our loan portfolio.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $1.09 billion, or 25.0%, as well as an increase of 35 basis points in yield on our loans for the nine months ended September 30, 2019, compared to the same period in 2018. The yield on our loan portfolio was primarily driven by the direction and timing of the Federal Reserve’s target Federal Funds Rate changes, which impacted our floating-rate loans. The change in yield is also attributable to our continuing gradual shift towards lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets increased 32 basis points to 4.23% for the nine months ended September 30, 2019, as compared to 3.91% for the same period in 2018, primarily due to the higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 68 basis points in the average rate paid on our interest-bearing liabilities, as well as an increase of $1.26 billion, or 29.2%, in average interest-bearing liabilities for the nine months ended September 30, 2019, compared to the same period in 2018. The increase in average rate paid on our interest-bearing liabilities reflected increases in rates paid in all deposit categories and FHLB borrowings, which was largely driven by the direction and timing of the Federal Reserve’s target Federal Funds Rate changes, which impacted our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $513.1 million in average money market deposit accounts, an increase of $351.2 million in average interest-bearing checking accounts and an increase of $354.1 million in average certificates of deposit.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the nine months ended September 30, 2019, compared to the same period in 2018. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Nine Months Ended September 30,
	2019 over 2018
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$877	$1,629	$2,506
Federal funds sold	19	23	42
Debt securities available-for-sale	478	1,497	1,975
Debt securities held-to-maturity	(46)	3,340	3,294
Equity securities	(66)	(22)	(88)
FHLB stock	214	120	334
Total loans	12,186	35,095	47,281
Total increase in interest income	13,662	41,682	55,344

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	2,429	5,410	7,839
Money market deposit accounts	15,831	7,514	23,345
Certificates of deposit	6,200	5,939	12,139
Borrowings:
FHLB borrowings	1,758	721	2,479
Line of credit borrowings	19	(20)	(1)
Subordinated notes payable, net	(25)	(546)	(571)
Total increase in interest expense	26,212	19,018	45,230
Total increase (decrease) in net interest income	$(12,550)	$22,664	$10,114

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

Provision for Loan and Lease Losses for the Three Months Ended September 30, 2019 and 2018. We recorded a credit to provision for loan and lease losses of $607,000 for the three months ended September 30, 2019, compared to credit to provision of $234,000 for the three months ended September 30, 2018. The credit to provision for loan and lease losses for the three months ended September 30, 2019, was comprised of a net decrease of $455,000 in specific reserves on non-performing loans in our private banking portfolio, largely driven by a residential mortgage that moved to OREO, a decrease of $187,000 in general reserves due to improved credit loss history, partially offset by increased loan growth, and recoveries of $77,000 in our commercial and industrial portfolio, partially offset by charge-offs of $112,000 in private banking residential mortgages. The credit to provision for loan and lease losses for the three months ended September 30, 2018, was comprised of a net increase of $230,000 in general reserves and an increase of $100,000 in specific reserves on non-performing loans, more than offset by recoveries of $564,000.

Provision for Loan and Lease Losses for the Nine Months Ended September 30, 2019 and 2018. We recorded a credit to provision for loan and lease losses of $1.7 million for the nine months ended September 30, 2019, compared to a provision expense of $376,000 for the nine months ended September 30, 2018. The credit to provision for loan and lease losses for the nine months ended September 30, 2019, was comprised of recoveries of $2.0 million in our commercial and industrial portfolio and a net decrease of $266,000 in specific reserves primarily due to paydowns on these non-performing loans and previously mentioned loan to other real estate owned, partially offset by a net increase in general reserves of $432,000 and charge-offs of $112,000. The provision for loan and lease losses for the nine months ended September 30, 2018, was comprised of a net increase of $1.2 million in general reserves and an increase in specific reserves of $30,000 on non-performing loans, partially offset by recoveries of $858,000.

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

The following table presents the components of our non-interest income by operating segment for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,016	$(114)	$8,902	$—	$9,914	$(86)	$9,828
Service charges on deposits	129	—	—	129	146	—	—	146
Net gain on the sale and call of debt securities	206	—	—	206	—	—	—	—
Swap fees	4,171	—	—	4,171	1,881	—	—	1,881
Commitment and other loan fees	464	—	—	464	373	—	—	373
Other income (1)	349	(9)	31	371	450	—	73	523
Total non-interest income	$5,319	$9,007	$(83)	$14,243	$2,850	$9,914	$(13)	$12,751

(1)
Other income largely includes items such as income from bank owned life insurance (“BOLI”), change in fair value on swaps and equity securities, gains on the sale of loans or other real estate owned (“OREO”), and other general operating income.

Non-Interest Income for the Three Months Ended September 30, 2019 and 2018. Our non-interest income was $14.2 million for the three months ended September 30, 2019, an increase of $1.5 million, or 11.7%, from $12.8 million for the same period in 2018. This increase was primarily related to increases in swap fees and higher net gain on debt securities, partially offset by lower investment management fees and other income, as follows:

Bank Segment:

•
Swap fees increased $2.3 million for the three months ended September 30, 2019, compared to the same period in 2018, due to an increase in the number of customer swap transactions closed during the quarter. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is strong customer demand for long-term interest rate protection in the current interest rate environment.

•	There was a net gain on the sale and call of debt securities of $206,000 for the three months ended September 30, 2019, as compared to no gain or loss for the same period in 2018.

Investment Management Segment:

•
Investment management fees decreased $898,000 for the three months ended September 30, 2019, compared to the same period in 2018, due to lower assets under management. Assets under management were $9.62 billion as of September 30, 2019, a decrease of $250.0 million from September 30, 2018, driven by market appreciation of $279.0 million, which was more than offset by net outflows of $529.0 million.

Parent and Other:

•
Other income reflected $31,000 of unrealized gains on equity securities for the three months ended September 30, 2019, related to a mutual fund investment in mid-cap value equities, compared to unrealized gains of $73,000 for the same period in 2018.

The following table presents the components of our non-interest income by operating segment for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$27,912	$(332)	$27,580	$—	$28,621	$(199)	$28,422
Service charges on deposits	343	—	—	343	420	—	—	420
Net gain on the sale and call of debt securities	346	—	—	346	6	—	—	6
Swap fees	7,666	—	—	7,666	5,066	—	—	5,066
Commitment and other loan fees	1,251	—	—	1,251	1,036	—	—	1,036
Other income (1)	1,207	17	881	2,105	1,353	1	38	1,392
Total non-interest income	$10,813	$27,929	$549	$39,291	$7,881	$28,622	$(161)	$36,342

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Nine Months Ended September 30, 2019 and 2018. Our non-interest income was $39.3 million for the nine months ended September 30, 2019, an increase of $2.9 million, or 8.1%, from $36.3 million for the same period in 2018. This increase was primarily related to increases in swap fees, other income, net gain on debt securities, commitment and other loan fees, partially offset by decreases in investment management fees, as follows:

Bank Segment:

•
Swap fees increased $2.6 million for the nine months ended September 30, 2019, compared to the same period in 2018, driven by ongoing demand for long-term interest rate protection from both new and existing customers. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is strong customer demand for long-term interest rate protection in the current interest rate environment.

•	There was a net gain on the sale and call of debt securities of $346,000 for the nine months ended September 30, 2019, as compared to a net gain of $6,000 for the same period in 2018.

Investment Management Segment:

•
Investment management fees decreased $709,000 for the nine months ended September 30, 2019, compared to the same period in 2018, which was due to lower assets under management. Assets under management were $9.62 billion as of September 30, 2019, a decrease of $250.0 million from September 30, 2018, driven by market appreciation of $279.0 million, which was more than offset by net outflows of $529.0 million.

Parent and Other:

•
Other income reflected $881,000 of unrealized gains on equity securities for the nine months ended September 30, 2019, related to our mutual fund investment in mid-cap value equities, compared to unrealized gains of $38,000 for the same period in 2018.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$12,805	$5,902	$—	$18,707	$10,826	$6,141	$—	$16,967
Premises and occupancy costs	1,380	324	—	1,704	1,138	294	—	1,432
Professional fees	1,237	141	(73)	1,305	814	190	(115)	889
FDIC insurance expense	994	—	—	994	1,053	—	—	1,053
General insurance expense	190	68	—	258	211	67	—	278
State capital shares tax	(720)	—	—	(720)	485	—	—	485
Travel and entertainment expense	1,053	286	—	1,339	727	259	—	986
Intangible amortization expense	—	502	—	502	—	502	—	502
Other operating expenses (1)	2,010	1,465	209	3,684	1,748	1,222	124	3,094
Total non-interest expense	$18,949	$8,688	$136	$27,773	$17,002	$8,675	$9	$25,686

Full-time equivalent employees (2)	219	57	—	276	188	65	—	253

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended September 30, 2019 and 2018. Our non-interest expense for the three months ended September 30, 2019, increased $2.1 million, or 8.1%, as compared to the same period in 2018, which included a $1.9 million increase in expenses of the Bank segment and a $13,000 increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended September 30, 2019, increased by $2.0 million compared to the same period in 2018, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
Premises and occupancy costs for the three months ended September 30, 2019, increased by $242,000 compared to the same period in 2018, primarily due to continued investments in our infrastructure, including additional office space in our Pittsburgh headquarters and investments in technology.

•
Professional fees for the three months ended September 30, 2019 increased by $423,000 compared to the same period in 2018, primarily due to continued growth in loan production and certain regulatory matters.

•
State capital shares tax for the three months ended September 30, 2019, decreased by $1.2 million compared to the same period in 2018, primarily due to a recent favorable ruling received by the Company.

•
Travel and entertainment expense for the three months ended September 30, 2019 increased by $326,000 compared to the same period in 2018, primarily due to a higher level of officer and relationship manager business development efforts consistent with our continued growth.

•
Other operating expenses for the three months ended September 30, 2019, increased by $262,000 compared to the same period in 2018, primarily related to higher data processing expenses and higher organizational dues and subscription fees.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the three months ended September 30, 2019, decreased by $239,000 compared to the same period in 2018, primarily due to decreases in full-time equivalent employees.

•	Other operating expenses for the three months ended September 30, 2019, increased by $243,000 compared to the same period in 2018, primarily related to higher investment research fees.

The following table presents the components of our non-interest expense by operating segment for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$35,791	$16,676	$—	$52,467	$30,431	$17,746	$—	$48,177
Premises and occupancy costs	3,892	916	—	4,808	3,128	858	—	3,986
Professional fees	3,281	533	(108)	3,706	2,569	879	90	3,538
FDIC insurance expense	3,462	—	—	3,462	3,333	—	—	3,333
General insurance expense	608	203	—	811	565	202	—	767
State capital shares tax	40	—	—	40	1,396	—	—	1,396
Travel and entertainment expense	2,408	806	—	3,214	1,915	723	—	2,638
Intangible amortization expense	—	1,506	—	1,506	—	1,465	—	1,465
Other operating expenses (1)	7,390	4,040	586	12,016	5,674	3,580	300	9,554
Total non-interest expense	$56,872	$24,680	$478	$82,030	$49,011	$25,453	$390	$74,854

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Nine Months Ended September 30, 2019 and 2018. Our non-interest expense for the nine months ended September 30, 2019, increased $7.2 million, or 9.6%, as compared to the same period in 2018, which included a $7.9 million increase in expenses of the Bank segment and a $773,000 decrease in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the nine months ended September 30, 2019, increased by $5.4 million compared to the same period in 2018, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
Premises and occupancy costs for the nine months ended September 30, 2019, increased by $764,000 compared to the same period in 2018, primarily due to continued investments in our infrastructure, including additional office space in our Pittsburgh headquarters and investments in technology.

•
Professional fees for the nine months ended September 30, 2019, increased by $712,000 compared to the same period in 2018, primarily due to continued growth in loan production and certain regulatory matters.

•	FDIC insurance expense for the nine months ended September 30, 2019 included a small bank assessment credit due to the deposit insurance fund reserve ratio exceeding a target threshold.

•
Travel and entertainment expense for the nine months ended September 30, 2019, increased by $493,000 compared to the same period in 2018, primarily due to a higher level of officer and relationship manager business development efforts consistent with our continued growth.

•	State capital shares tax for the nine months ended September 30, 2019, decreased by $1.4 million compared to the same period in 2018, due to a recent favorable ruling received by the Company.

•
Other operating expenses for the nine months ended September 30, 2019, increased by $1.7 million compared to the same period in 2018, primarily related to a valuation adjustment on OREO, higher marketing expenses, an increase in organization dues and subscriptions, and higher data processing expenses.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the nine months ended September 30, 2019, decreased by $1.1 million compared to the same period in 2018, primarily due to decreases in full-time equivalent employees and incentive and stock-based compensation expenses.

•
Professional fees for the nine months ended September 30, 2019, decreased by $346,000 compared to the same period in 2018. The prior year period included higher legal fees incurred in connection with the acquisition of Columbia.

•	Other operating expenses for the nine months ended September 30, 2019, increased by $460,000 compared to the same period in 2018, primarily due to higher investment research fees.

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

Income Taxes for the Three Months Ended September 30, 2019 and 2018. For the three months ended September 30, 2019, we recognized income tax expense of $3.1 million, or 15.8% of income before tax, as compared to income tax expense of $1.8 million, or 11.2% of income before tax, for the same period in 2018. Our effective tax rate of 15.8% for the three months ended September 30, 2019, increased as compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2019 compared to 2018.

Income Taxes for the Nine Months Ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, we recognized income tax expense of $7.4 million, or 13.9% of income before tax, as compared to income tax expense of $5.7 million, or 12.6% of income before tax, for the same period in 2018. Our effective tax rate of 13.9% for the nine months ended September 30, 2019, increased as compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2019 compared to 2018.

Financial Condition

Our total assets as of September 30, 2019, were $7.20 billion, an increase of $1.16 billion, or 25.8% on an annualized basis, from December 31, 2018, driven primarily by growth in our loan portfolio and cash and cash equivalents. As of September 30, 2019, our loan portfolio totaled $6.02 billion, an increase of $883.8 million, or 23.0% on an annualized basis, from December 31, 2018. Total investment securities increased $2.0 million, or 0.6% on an annualized basis, to $468.7 million as of September 30, 2019, from December 31, 2018. Cash and cash equivalents increased $194.0 million to $383.9 million as of September 30, 2019, from December 31, 2018. Our Asset and Liability Committee (“ALCO”) is responsible for managing the investment portfolio and liquidity of the Bank, among other responsibilities. Given the current overall interest rate environment, our ALCO has kept excess liquidity in interest-bearing cash deposits and other short-term, high-grade investments rather than deploying this excess liquidity in the Bank’s investment portfolio.

As of September 30, 2019, our total deposits were $6.09 billion, an increase of $1.04 billion, or 27.6% annualized, from December 31, 2018. Net borrowings decreased $74.2 million to $330.0 million as of September 30, 2019, from December 31, 2018. Our shareholders’ equity increased $125.2 million to $604.5 million as of September 30, 2019, from December 31, 2018, due primarily to the net proceeds of $77.6 million from our issuance of preferred stock in May 2019 and net income of $45.6 million.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of September 30, 2019, 92.4% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$3,368,142	56.0%	$2,869,543	55.9%
Middle-market banking loans:
Commercial and industrial	992,508	16.5%	785,320	15.3%
Commercial real estate	1,656,030	27.5%	1,478,010	28.8%
Total middle-market banking loans	2,648,538	44.0%	2,263,330	44.1%
Loans and leases held-for-investment	$6,016,680	100.0%	$5,132,873	100.0%

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $883.8 million, or 23.0% on an annualized basis, to $6.02 billion as of September 30, 2019, from December 31, 2018. Our growth for the nine months ended September 30, 2019, was comprised of an increase in private banking loans of $498.6 million, an increase in commercial and industrial loans and leases of $207.2 million and an increase in commercial real estate loans of $178.0 million.

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel (which operates on a national basis), including referral relationships with financial intermediaries. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that are secured by cash, marketable securities, and/or cash value life insurance, residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of September 30, 2019, $3.27 billion, or 97.2%, of our private banking loans were secured by cash, marketable securities and/or cash value life insurance as compared to $2.77 billion, or 96.7%, as of December 31, 2018. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our private banking business. We believe we have strong competitive advantages in this line of business given our proprietary technology and distribution channels. These loans usually have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$3,272,175	$2,774,800
Secured by real estate	65,822	69,766
Other	30,145	24,977
Total private banking loans	$3,368,142	$2,869,543

As of September 30, 2019, there were $3.20 billion of total private banking loans with a floating interest rate and $167.5 million with a fixed interest rate, as compared to $2.75 billion and $122.6 million, respectively, as of December 31, 2018.

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

As of September 30, 2019, there were $819.8 million of total commercial and industrial loans with a floating interest rate and $172.7 million with a fixed interest rate, as compared to $645.5 million and $139.8 million, respectively, as of December 31, 2018.

Middle-Market Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $189.8 million and $183.7 million of owner-occupied commercial real estate loans as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, there were $1.54 billion of total commercial real estate loans with a floating interest rate and $115.0 million with a fixed interest rate, as compared to $1.34 billion and $137.5 million, respectively, as of December 31, 2018.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	September 30, 2019
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$3,198,990	$62,748	$106,404	$3,368,142
Commercial and industrial	249,612	534,321	208,575	992,508
Commercial real estate	222,299	741,194	692,537	1,656,030
Loans and leases held-for-investment	$3,670,901	$1,338,263	$1,007,516	$6,016,680

Interest rate sensitivity:
Fixed interest rates	$152,426	$135,944	$166,833	$455,203
Floating or adjustable interest rates	3,518,475	1,202,319	840,683	5,561,477
Loans and leases held-for-investment	$3,670,901	$1,338,263	$1,007,516	$6,016,680

(1)	The amounts outstanding reflected in the “One Year or Less” column include $3.16 billion of loans that are due on demand with no stated maturity.

Interest Reserve Loans

As of September 30, 2019, loans with interest reserves totaled $331.3 million, which represented 5.5% of loans and leases held-for-investment, as compared to $255.4 million, or 5.0%, as of December 31, 2018. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.

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

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
General reserves	$13,203	$12,771
Specific reserves	171	437
Total allowance for loan and lease losses	$13,374	$13,208
Allowance for loan and lease losses to loans and leases	0.22%	0.26%

As of September 30, 2019, we had impaired loans with an aggregated total outstanding balance of $171,000 that were fully reserved. As of December 31, 2018, we had specific reserves totaling $437,000 related to impaired loans, with an aggregated total outstanding balance of $2.2 million. These loans were on non-accrual status as of September 30, 2019 and December 31, 2018, respectively.

The following table summarizes allowance for loan and lease losses and the percentage of loans and leases by category, as of the dates indicated:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,851	56.0%	$1,942	55.9%
Commercial and industrial	5,316	16.5%	5,764	15.3%
Commercial real estate	6,207	27.5%	5,502	28.8%
Total allowance for loan and lease losses	$13,374	100.0%	$13,208	100.0%

Allowance for Loan and Lease Losses as of September 30, 2019 and December 31, 2018. Our allowance for loan and lease losses increased to $13.4 million, or 0.22% of loans, as of September 30, 2019, as compared to $13.2 million, or 0.26% of loans, as of December 31, 2018. Our allowance for loan and lease losses related to private banking loans decreased $91,000 from December 31, 2018 to September 30, 2019, which was primarily attributable to lower specific reserves on non-performing loans, partially offset by higher general reserves related to growth in this portfolio. Our allowance for loan and lease losses related to commercial and industrial loans decreased $448,000 from December 31, 2018 to September 30, 2019, which was attributable to lower general reserves due to an improved credit loss history. Our allowance for loan and lease losses related to commercial real estate loans increased by $705,000 from December 31, 2018 to September 30, 2019, which was attributable to higher general reserves related to growth in this portfolio.

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

The following table provides an analysis of the allowance for loan and lease losses, charge-offs, recoveries and provision for loan and lease losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning balance	$14,016	$15,321	$13,208	$14,417
Charge-offs:
Private banking	(112)	—	(112)	—
Commercial and industrial	—	(2,068)	—	(2,068)
Commercial real estate	—	—	—	—
Total charge-offs	(112)	(2,068)	(112)	(2,068)
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	77	564	1,974	858
Commercial real estate	—	—	—	—
Total recoveries	77	564	1,974	858
Net recoveries (charge-offs)	(35)	(1,504)	1,862	(1,210)
Provision (credit) for loan and lease losses	(607)	(234)	(1,696)	376
Ending balance	$13,374	$13,583	$13,374	$13,583

Net loan charge-offs (recoveries) to average total loans, annualized	—%	0.13%	(0.05)%	0.04%
Provision (credit) for loan and lease losses to average total loans, annualized	(0.04)%	(0.02)%	(0.04)%	0.01%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of September 30, 2019 and December 31, 2018, and there was no interest income recognized on loans while on non-accrual status for the nine months ended September 30, 2019 and 2018. As of September 30, 2019, non-performing loans were $184,000, or 0.00% of total loans, compared to $2.2 million, or 0.04% of total loans, as of December 31, 2018. We had specific reserves of $171,000 and $437,000 as of September 30, 2019 and December 31, 2018, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 6.3% and 74.3% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of September 30, 2019 and December 31, 2018, respectively.

For additional information on our non-performing loans as of September 30, 2019 and December 31, 2018, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

Once the determination is made that a foreclosure is necessary, the loan is reclassified as “in-substance foreclosure” until a sale date and title to the property is finalized. Once we own the property, it is maintained, marketed, and rented or sold to repay the original loan. Historically, foreclosure trends in our loan portfolio have been low due to the improved credit quality of the real estate portfolio. Any loans that are modified or extended are reviewed for potential classification as a troubled debt restructuring (“TDR”) loan. For borrowers that are experiencing financial difficulty, we complete a process that outlines the terms of the modification, the reasons for the proposed modification, and documents the current status of the borrower.

We had non-performing assets of $4.4 million, or 0.06% of total assets, as of September 30, 2019, as compared to $5.7 million, or 0.09% of total assets, as of December 31, 2018. The decrease in non-performing assets was due to the addition of new non-performing loans of $5.1 million, more than offset by $6.4 million in paydowns on non-performing loans and write-downs on OREO during the nine months ended September 30, 2019. This decrease was considered within the assessment of the determination of the allowance for loan and lease losses. As of September 30, 2019 and December 31, 2018, we had OREO properties totaling $4.3 million and $3.4 million, respectively.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Non-performing loans:
Private banking	$184	$2,237
Commercial and industrial	—	—
Commercial real estate	—	—
Total non-performing loans	$184	$2,237
Other real estate owned	4,250	3,424
Total non-performing assets	$4,434	$5,661

Non-performing troubled debt restructured loans	$171	$237
Performing troubled debt restructured loans	$—	$—
Non-performing loans to total loans	—%	0.04%
Allowance for loan and lease losses to non-performing loans	7,268.48%	590.43%
Non-performing assets to total assets	0.06%	0.09%

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

For additional information on the age analysis of past due loans segregated by class of loan for September 30, 2019 and December 31, 2018, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

On a monthly basis, we monitor various credit quality indicators for our loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, we monitor the collateral of loans secured by cash, marketable securities and/or cash value life insurance within the private banking portfolio, which further reduces the risk profile of that portfolio.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for September 30, 2019 and December 31, 2018, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

As of September 30, 2019 and December 31, 2018, we reported debt securities in available-for-sale and held-to-maturity categories, as well as equity securities. In general, fair value is based on quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties on a quarterly basis by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale, trading and equity securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

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

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of September 30, 2019, was approximately 1.4, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our ALCO reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $261.2 million and $233.3 million in debt securities available-for-sale as of September 30, 2019 and December 31, 2018, respectively. The increase of $27.9 million was primarily attributable to purchases of $59.1 million, net of prepayments, calls and maturities of $32.2 million and sales of $5.0 million for certain securities during the nine months ended September 30, 2019.

On a fair value basis, 43.8% of our available-for-sale debt securities as of September 30, 2019, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2018, floating-rate securities comprised 31.4% of our available-for-sale debt securities.

On a fair value basis, 22.2% of our available-for-sale debt securities as of September 30, 2019, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2018, agency securities comprised 27.9% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $187.2 million and $196.1 million in debt securities held-to-maturity as of September 30, 2019 and December 31, 2018, respectively. The decrease of $8.9 million was primarily attributable to calls and maturities of $183.6 million, net of purchases of $174.6 million for certain securities during the nine months ended September 30, 2019. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of September 30, 2019 and December 31, 2018.

Trading Debt Securities. We held no trading debt securities as of September 30, 2019 and December 31, 2018.

Equity Securities. Equity securities as of September 30, 2019, consisted of an investment in a mid-cap value equity mutual fund. We had $4.8 million and $12.7 million in equity securities outstanding as of September 30, 2019 and December 31, 2018, respectively. The decrease was primarily attributable to the sale of $8.8 million of a mutual fund investing in short-duration, corporate bonds during the nine months ended September 30, 2019.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	September 30, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$183,621	$2,788	$444	$185,965
Trust preferred securities	18,060	—	706	17,354
Agency collateralized mortgage obligations	28,887	17	38	28,866
Agency mortgage-backed securities	18,469	426	—	18,895
Agency debentures	9,486	614	—	10,100
Total debt securities available-for-sale	258,523	3,845	1,188	261,180
Debt securities held-to-maturity:
Corporate bonds	27,180	585	—	27,765
Agency debentures	136,892	969	105	137,756
Municipal bonds	18,765	150	—	18,915
Agency mortgage-backed securities	4,373	409	—	4,782
Total debt securities held-to-maturity	187,210	2,113	105	189,218
Total debt securities	$445,733	$5,958	$1,293	$450,398

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

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

Debt securities available-for-sale of $3.0 million as of September 30, 2019, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were no debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of September 30, 2019, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	September 30, 2019
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$45,284	2.97%	$109,121	3.19%	$31,560	3.56%	$—	—%	$185,965	3.20%
Trust preferred securities	—	—%	—	—%	9,256	4.17%	8,098	4.22%	17,354	4.19%
Agency collateralized mortgage obligations	—	—%	543	2.80%	—	—%	28,323	2.64%	28,866	2.64%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	18,895	2.87%	18,895	2.87%
Agency debentures	—	—%	—	—%	—	—%	10,100	3.18%	10,100	3.18%
Total debt securities available-for-sale	45,284		109,664		40,816		65,416		261,180
Weighted average yield		2.97%		3.19%		3.70%		3.00%		3.18%
Debt securities held-to-maturity:
Corporate bonds	—	—%	4,646	5.59%	23,119	5.27%	—	—%	27,765	5.33%
Agency debentures	—	—%	5,003	3.30%	101,122	3.09%	31,631	3.57%	137,756	3.20%
Municipal bonds	3,316	2.62%	11,243	3.16%	4,356	3.67%	—	—%	18,915	3.18%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	4,782	3.69%	4,782	3.69%
Total debt securities held-to-maturity	3,316		20,892		128,597		36,413		189,218
Weighted average yield		2.62%		3.72%		3.49%		3.59%		3.52%
Total debt securities	$48,600		$130,556		$169,413		$101,829		$450,398
Weighted average yield		2.95%		3.28%		3.54%		3.20%		3.33%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Chartwell’s total assets under management of $9.62 billion increased $426.0 million, or 4.6%, as of September 30, 2019, from $9.19 billion as of December 31, 2018.

The following table shows the changes of our assets under management by investment style for the nine months ended September 30, 2019.

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,419,000	$282,000	$(416,000)	$591,000	$3,876,000
Fixed income investment styles	4,263,000	383,000	(262,000)	294,000	4,678,000
Balanced investment styles	1,507,000	121,000	(663,000)	96,000	1,061,000
Total assets under management	$9,189,000	$786,000	$(1,341,000)	$981,000	$9,615,000

(1)	Inflows consist of new business and contributions to existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

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

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $1.1 billion as of September 30, 2019, increasing $449.8 million, or 74.6%, from December 31, 2018.

The table below depicts average balances of, and rates paid on our deposit portfolio by major deposit category for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019		2018
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$1,116,624	2.06%	$657,402	1.97%
Money market deposit accounts	3,106,186	2.41%	2,506,334	1.97%
Certificates of deposit	1,462,521	2.56%	1,155,888	2.23%
Total average interest-bearing deposits	5,685,331	2.38%	4,319,624	2.04%
Noninterest-bearing deposits	268,013	—	253,033	—
Total average deposits	$5,953,344	2.27%	$4,572,657	1.92%

Average Deposits for the Three Months Ended September 30, 2019 and 2018. For the three months ended September 30, 2019, our average total deposits were $5.95 billion, representing an increase of $1.38 billion, or 30.2%, from the same period in 2018. The deposit growth was driven by increases in all deposit categories. Average noninterest-bearing deposits increased $15.0 million, or 5.9%, in the three months ended September 30, 2019, from the three months ended September 30, 2018. Average interest-bearing checking accounts increased to 19.6% of total average interest-bearing deposits for the three months ended September 30, 2019, compared to 15.2% for the same period in 2018. The average cost of total deposits increased 35 basis points to 2.27% for the three months ended September 30, 2019, from 1.92% for the same period in 2018. Our average cost of interest-bearing deposits increased 34 basis points to 2.38% for the three months ended September 30, 2019, from 2.04% for the same period in 2018, as average rates paid were higher in all interest-bearing deposit categories, which was primarily driven by the direction and timing of the Federal Reserve’s target Federal Funds Rate changes, which impacted our variable-rate deposits. Average money market deposits decreased to 54.7% of total average interest-bearing deposits for the three months ended September 30, 2019, from 58.0% for the same period in 2018. Average certificates of deposit decreased to 25.7% of total average interest-bearing deposits for the three months ended September 30, 2019, compared to 26.8% for the same period in 2018.

The table below depicts average balances of, and rates paid on our deposit portfolio by deposit type for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019		2018
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$927,198	2.21%	$576,032	1.73%
Money market deposit accounts	2,883,009	2.49%	2,369,910	1.71%
Certificates of deposit	1,375,324	2.59%	1,021,248	1.91%
Total average interest-bearing deposits	5,185,531	2.46%	3,967,190	1.76%
Noninterest-bearing deposits	262,056	—	242,325	—
Total average deposits	$5,447,587	2.35%	$4,209,515	1.66%

Average Deposits for the Nine Months Ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, our average total deposits were $5.45 billion, representing an increase of $1.24 billion, or 29.4%, from the same period in 2018. The average deposit growth was driven by increases in all deposit categories. Average noninterest-bearing deposits increased $19.7 million, or 8.1%, in the nine months ended September 30, 2019, from the nine months ended September 30, 2018. Average interest-bearing checking accounts increased to 17.9% of total average interest-bearing deposits for the nine months ended September 30, 2019, compared to 14.5% for the same period in 2018. The average cost of total deposits increased 69 basis points to 2.35% for the nine months ended September 30, 2019, from 1.66% for the same period in 2018. Our average cost of interest-bearing deposits increased 70 basis points to 2.46% for the nine months ended September 30, 2019, from 1.76% for the same period in 2018, as average rates paid were higher in all interest-bearing deposit categories, which was driven by the direction and timing of the Federal Reserve’s target Federal Funds Rate changes, which impacted our variable-rate deposits. Average money market deposits decreased to 55.6% of total average interest-bearing deposits for the nine months ended September 30, 2019, from 59.7% for the same period in 2018. Average certificates of deposit increased to 26.5% of total average interest-bearing deposits for the nine months ended September 30, 2019, compared to 25.8% for the same period in 2018.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of September 30, 2019.

(Dollars in thousands)	September 30, 2019
Months to maturity:
Three months or less	$382,683
Over three to six months	217,581
Over six to 12 months	288,090
Over 12 months	185,411
Total	$1,073,765

Reciprocal and Brokered Deposits

As of September 30, 2019, we consider approximately 90% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of September 30, 2019, the Bank had CDARS® and ICS® reciprocal deposits totaling $883.6 million, which were classified as non-brokered deposits. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances. As of September 30, 2019, brokered deposits were approximately 10% of total deposits. For additional information on our deposits, refer to Note 6, Deposits, to our unaudited condensed consolidated financial statements.

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

The following table presents certain information with respect to our outstanding borrowings, as of September 30, 2019 and December 31, 2018.

	September 30, 2019					December 31, 2018
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term
FHLB borrowings	$330,000	2.23%	$605,000	$370,550	12 months	$365,000	2.61%	$565,000	$325,356	12 months
Line of credit borrowings	—	—%	4,250	1,650	12 months	4,250	5.47%	6,200	2,568	12 months
Subordinated notes payable	—	—%	35,000	23,205	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$330,000	2.23%	$644,250	$395,405		$404,250	2.91%	$606,200	$362,924

The Company previously entered into cash flow hedge transactions to establish the interest rate paid on $200.0 million of its FHLB borrowings at varying effective rates and maturities. For additional information on the detail of each cash flow hedge transaction, refer to Note 11, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of September 30, 2019, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of September 30, 2019, our primary liquidity needs at the parent company level were the quarterly dividends on our preferred stock and our share repurchase program. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the nine months ended September 30, 2019, the parent company paid $35.0 million on the repayment of principal of subordinated debt, $1.1 million related to interest payments on our subordinated notes and other borrowings, $3.8 million related to our preferred stock dividends and $1.8 million related to our share repurchase program. During the nine months ended September 30, 2018, the parent company paid $1.3 million related to the acquisition of Columbia, $2.1 million related to interest payments on our subordinated notes and other borrowings, $4.6 million related to our share repurchase program and $1.4 million related to our preferred stock dividend. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of September 30, 2019. In addition, the holding company maintains an unsecured line of credit of $50.0 million with Texas Capital Bank, of which the full amount was available for borrowing as of September 30, 2019.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 84.7% and 83.7% as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, we had available liquidity of $1.15 billion, or 16.0% of total assets. These sources consisted of available cash totaling $162.0 million, or 2.2% of total assets, unpledged investment securities totaling $405.6 million, or 5.6% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $586.7 million, or 8.2% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Available cash	$161,954	$97,703
Certain unpledged debt and equity securities	405,569	389,010
Net borrowing capacity	586,747	476,686
Total liquidity	$1,154,270	$963,399

For the nine months ended September 30, 2019, we generated $48.7 million of cash from operating activities, compared to $55.6 million for the same period in 2018. This change in cash flow was primarily the result of an increase in net income of $6.3 million for the nine months ended September 30, 2019, more than offset by changes in working capital items largely related to timing. In addition, we received a federal income tax refund of $7.7 million during the nine months ended September 30, 2019, compared to a $6.5 million refund during the nine months ended September 30, 2018.

Investing activities resulted in a net cash outflow of $894.0 million for the nine months ended September 30, 2019, as compared to a net cash outflow of $752.2 million for the same period in 2018. The outflows for the nine months ended September 30, 2019, were primarily due to net loan growth of $881.9 million and purchases of investment securities totaling $233.7 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $229.6 million. The outflows for the nine months ended September 30, 2018, included net loan growth of $582.4 million and purchases of investment securities totaling $194.7 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $27.7 million.

Financing activities resulted in a net inflow of $1.04 billion for the nine months ended September 30, 2019, compared to a net inflow of $727.1 million for the same period in 2018. The inflows for the nine months ended September 30, 2019, were primarily a result of a net increase in deposits of $1.04 billion and proceeds from the issuance of preferred stock of $77.6 million, partially offset by a net decrease in FHLB borrowings of $35.0 million and repayment of subordinated debt of $35.0 million. The inflows for the nine months ended September 30, 2018, included a net increase in deposits of $767.0 million and proceeds from the issuance of preferred stock of $38.5 million, partially offset by a net decrease in FHLB borrowings of $70.0 million.

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

Shareholders’ Equity. Shareholders’ equity was $604.5 million as of September 30, 2019, compared to $479.4 million as of December 31, 2018. The $125.2 million increase during the nine months ended September 30, 2019, was primarily attributable to net proceeds of $77.6 million from the issuance of preferred stock, net income of $45.6 million, $6.5 million in stock-based compensation, an increase of $801,000 in accumulated other comprehensive income (loss), and $458,000 in exercises of stock options, partially offset by preferred stock dividends paid of $3.8 million and the purchase of $2.0 million in treasury stock.

In May 2019, the Company completed the issuance and sale of a registered, underwritten public offering of 3.2 million depositary shares, each representing a 1/40th interest in a share of its 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $77.6 million from the offering, after deducting underwriting discounts, commissions and direct offering expenses. Our Series B Preferred Stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

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

In March 2018, the Company completed the issuance and sale of a registered, underwritten public offering of 1.6 million depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $38.5 million from the offering, after deducting underwriting discounts, commissions and direct offering expenses. Our Series A Preferred Stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

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

Regulatory Capital. As of September 30, 2019 and December 31, 2018, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and was phased in ratably over a four-year period until it reached 2.5% on January 1, 2019. As of September 30, 2019 and December 31, 2018, the capital conservation buffer was 2.5% and 1.875%, respectively, in addition to the minimum capital adequacy levels shown in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	September 30, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$552,734	12.40%	$356,596	8.00%	N/A	N/A
Bank	$505,370	11.38%	$355,135	8.00%	$443,919	10.00%
Tier 1 risk-based capital ratio
Company	$541,505	12.15%	$267,447	6.00%	N/A	N/A
Bank	$491,401	11.07%	$266,352	6.00%	$355,135	8.00%
Common equity tier 1 risk-based capital ratio
Company	$427,084	9.58%	$200,585	4.50%	N/A	N/A
Bank	$491,401	11.07%	$199,764	4.50%	$288,547	6.50%
Tier 1 leverage ratio
Company	$541,505	7.91%	$273,931	4.00%	N/A	N/A
Bank	$491,401	7.20%	$273,036	4.00%	$341,295	5.00%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the nine months ended September 30, 2019, that were outside the ordinary course of business.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Loan commitments, including standby letters of credit, are recorded on our statement of financial condition as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by cash, marketable securities and/or cash value life insurance or residential properties, and commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit. We have the ability to generate the liquidity necessary to fund anticipated draws under unused loan commitments.

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

	September 30, 2019
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$3,851,043	$436,634	$155,305	$23,104	$4,466,086
Standby letters of credit	40,813	21,106	9,145	—	71,064
Total off-balance sheet arrangements	$3,891,856	$457,740	$164,450	$23,104	$4,537,150

(1)
The off-balance sheet amounts reflected in the “One Year or Less” column include $3.51 billion in unused loan commitments and $272,000 in standby letters of credit that are due on demand with no stated maturity.

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

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$41,377	30.80%	$26,950	22.28%
+200	$27,784	20.68%	$18,056	14.93%
+100	$14,295	10.64%	$9,399	7.77%
–100	$(14,961)	(11.14)%	$(9,712)	(8.03)%
–200	$(30,312)	(22.57)%	$(22,079)	(18.25)%

Economic value of equity:
+300	$7,435	1.27%	$(19,782)	(4.09)%
+200	$6,898	1.18%	$(12,468)	(2.58)%
+100	$7,260	1.24%	$(3,526)	(0.73)%
–100	$(9,453)	(1.62)%	$(505)	(0.10)%
–200	$(18,784)	(3.21)%	$(1,380)	(0.29)%

We plan to continue to manage an asset sensitive interest rate risk position when it comes to net interest income due to the ongoing desire for some duration in the liability portfolio. Given the longer term nature of the EVE analysis and with longer-term interest rates being less certain, we plan to continue to manage a near neutral interest rate risk position when it comes to economic value of equity, although our EVE position will continue to add more bias toward asset sensitivity as interest rates decline.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	September 30, 2019
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$378,182	$—	$—	$—	$—	$—	$—	$378,182
Federal funds sold	5,411	—	—	—	—	—	—	5,411
Total investment securities	260,112	19,196	47,239	81,545	36,755	23,433	441	468,721
Total loans and leases	5,655,539	37,392	45,094	170,371	61,511	43,251	3,522	6,016,680
Other assets	—	—	—	—	—	—	329,455	329,455
Total assets	$6,299,244	$56,588	$92,333	$251,916	$98,266	$66,684	$333,418	$7,198,449

Liabilities:
Transaction deposits	$4,104,240	$10,000	$72,000	$196,295	$100,000	$—	$312,285	$4,794,820
Certificates of deposit	493,646	276,504	312,259	217,376	—	—	—	1,299,785
Borrowings, net	130,000	—	—	100,000	100,000	—	—	330,000
Other liabilities	—	—	—	—	—	—	169,337	169,337
Total liabilities	4,727,886	286,504	384,259	513,671	200,000	—	481,622	6,593,942

Equity	—	—	—	—	—	—	604,507	604,507
Total liabilities and equity	$4,727,886	$286,504	$384,259	$513,671	$200,000	$—	$1,086,129	$7,198,449

Interest rate sensitivity gap	$1,571,358	$(229,916)	$(291,926)	$(261,755)	$(101,734)	$66,684	$(752,711)
Cumulative interest rate sensitivity gap	$1,571,358	$1,341,442	$1,049,516	$787,761	$686,027	$752,711
Cumulative interest rate sensitive assets to rate sensitive liabilities	133.2%	126.8%	119.4%	113.3%	111.2%	112.3%	109.2%
Cumulative gap to total assets	21.8%	18.6%	14.6%	10.9%	9.5%	10.5%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 119.4% as of September 30, 2019, from 112.2% as of December 31, 2018.

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

Other Matters

New Accounting Standard - Current Expected Credit Loss (“CECL”)

As described in Note 1, to our unaudited condensed consolidated financial statements the FASB issued ASU 2016-13 “Measurement of Credit Losses on Financial Instruments” which significantly changes how entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses that occur over the life of the financial asset. This impairment recognition accounting standard requires reserves over the life of the loan rather than the loss emergence period used in the current incurred loss model.

In December 2018, The Office of the Comptroller, The Federal Deposit Insurance Corporation and The Board of Governors adopted a final rule that addresses changes to credit loss accounting. The rule provides banks with the option to phase in the day-one effects on regulatory capital of CECL over a three-year period.

Management created a formal working group, consisting of key stakeholders from finance, risk management and credit management, to govern the implementation of this accounting standard. Management is in the process of designing current expected credit loss estimation methodologies and analyzing data to be able to comply with this accounting standard. Management has engaged a third-party software model to determine the current expected credit loss within the requirements of the accounting standard. Management is developing governing processes to oversee and support all aspects of complying with the accounting standard. Management also is in the process of developing accounting policy documentation and validating the third-party model.

Management has completed parallel runs of its loan portfolio under its existing ALLL methodology and the CECL methodology as estimated by the third-party model for the first three quarters of 2019 and continues to analyze the results. The parallel runs have not yet been fully validated. The key inputs to the model are loan segmentation, origination vintage, amortized cost, contractual lives of loans, historical losses, and a representative national economic forecast.

The initial and future impact of the standard is likely to change as we develop the methodology, and analyze our inputs and decisions made around those inputs, and will also depend on the composition, size and credit quality of our loan portfolio and the economic forecast used in the model at the time of adoption and future measurements, respectively.

The results of implementing the accounting standard may cause a material increase in our overall allowance for loan losses upon adoption.

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of September 30, 2019, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to financial markets and institutions, including to the Company.

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

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of 2021. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company has already: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; and (3) implemented more robust fallback contract language. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, previously filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended September 30, 2019, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

The current expected credit loss standard established by the FASB Board will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations

In June 2016, FASB issued an accounting standard update, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model, which is referred to as the Current Expected Credit Loss (“CECL”) model. The CECL model will become effective for the Company for the fiscal year beginning January 1, 2020. Under the CECL model, we will be required to present certain financial assets carried at amortized costs at the net amount expected to be collected. The measurement of expected credit losses is to be based on historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. This differs significantly from the “incurred loss” model, which delays recognition until it is probable a loss has been incurred. Therefore, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses. Although we are continuing to evaluate the quantitative and qualitative effects of the CECL model on our estimated credit losses, results of operation and financial position, the adoption of this standard could have a material impact on the Company’s financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended September 30, 2019:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2019 - July 31, 2019	16,131	$20.24	10,000	$11,303,137
August 1, 2019 - August 31, 2019	26,405	19.57	25,000	10,814,015
September 1, 2019 - September 30, 2019	20,846	19.37	20,000	10,428,804
Total	63,382	$19.67	55,000	$10,428,804

(1)
There were 8,382 shares of treasury stock acquired in connection with the exercise, net settlement or vesting of equity awards included in the total number of shares purchased reflected in the table above. These shares were not part of a publicly announced plan or program.

(2)
On October 16, 2018, the Board approved an additional share repurchase program of up to $5 million. On July 15, 2019, the Board approved an additional share repurchase program of up to $10 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions, as well as purchases of shares or the options to acquire shares subject to common stock incentive compensation award agreements from officers, directors or employees of the Company.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Date: November 5, 2019