Form 10-K
period 2019-12-31
TriState Capital Holdings, Inc.
filed 2020-02-24
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K
_________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(Zip Code)

(412) 304-0304
(Registrant’s telephone number, including area code)
_________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	TSC	The Nasdaq Stock Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock	TSCAP	The Nasdaq Stock Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock	TSCBP	The Nasdaq Stock Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $427,915,741.

As of January 31, 2020, there were 29,683,773 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the Securities and Exchange Commission no later than April 29, 2020, for the annual shareholders meeting to be held on or around May 19, 2020, are incorporated by reference into Part III.

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

•	possible loan losses and changes in the value of collateral securing our loans;

•	possible changes in the speed of loan prepayments by customers and loan origination or sales volumes;

•	business and economic conditions generally and in the financial services industry, nationally and within our local market area;

•	changes in management personnel;

•	our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;

•	our ability to provide investment management performance competitive with our peers and benchmarks;

•	operational risks associated with our business, including cyber-security related risks;

•	volatility and direction of market interest rates;

•	increased competition in the financial services industry, particularly from regional and national institutions;

•	negative perceptions or publicity with respect to any products or services we offer;

•	adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceedings;

•	changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters;

•	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms;

•	regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to shareholders;

•	changes and direction of government policy towards and intervention in the U.S. financial system;

•	natural disasters and adverse weather, acts of terrorism, cyber-attacks, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and

•	other factors that are discussed in the section entitled “Risk Factors,” in Part I - Item 1A.

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

•
The Bank segment provides commercial banking products and services to middle-market businesses and private banking products and services to high-net-worth individuals through the Bank. Total assets of the Bank were $7.69 billion as of December 31, 2019.

•
The Investment Management segment provides investment management services primarily to institutional investors, mutual funds and individual investors through Chartwell and also supports marketing efforts for Chartwell’s proprietary investment products through CTSC Securities. Assets under management of Chartwell were $9.70 billion as of December 31, 2019.

For additional financial information by segment, refer to Note 24, Segments, to our consolidated financial statements.

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

Disciplined Risk Management. We place a strong emphasis on effective risk management as an integral component of our organizational culture. We use our risk management infrastructure to monitor existing operations, support decision-making and improve the success rate of existing products and services as well as new initiatives. A major part of our risk management effort has been our focus on increasing non-interest income, including the expansion of our investment management business through acquisitions. In our banking business, this has also included our focus on growing loans originated through our private banking channel. We believe these loans have lower credit risk because they are typically secured by readily liquid collateral, such as marketable securities, and/or are personally guaranteed by high-net-worth borrowers. In addition, we mitigate risk associated with these loans through active daily monitoring of the collateral, utilizing our proprietary technology.

Experienced Professionals. Having successful and high quality professionals is critical to continuing to drive prudent growth in our business. In addition to our experienced executive management team and board of directors, we employ highly experienced personnel across our entire organization. Our commercial and private banking presidents as well as our regional banking presidents have an average of more than 30 years of banking experience and our middle-market and private banking relationship managers have an average of over 20 years of banking experience. Chartwell’s mission is successfully executed through the dedication of investment professionals who average over 20 years of industry experience. We believe that our distinct business model, culture, and scalable platform enable us to attract and retain high quality professionals. Additionally, our low overhead costs give us the financial capability to attract and incentivize qualified professionals who desire to work in an entrepreneurial and results-oriented organization.

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

•
Private Banking Channel. We provide loan products and services nationally to executives and high-net-worth individuals most of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. Our private banking products primarily include loans secured by cash and/or marketable securities. The Company also originates loans secured by cash value life insurance and other asset-based loans. Our relationship managers have cultivated referral arrangements with 213 financial intermediaries. Under these arrangements, the financial intermediaries are able to refer their clients to us for responsive and sophisticated banking services. We believe many of our referral relationships with these intermediaries also create cross-selling opportunities with respect to our deposit products and our investment management business. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

As shown in the following table, we have continued to achieve loan growth through both of our banking channels. As of December 31, 2019, loans and leases sourced through our middle-market banking channel were $2.88 billion, or 43.8% of our loans held-for-investment.

As of December 31, 2019, loans sourced through our private banking channel were $3.70 billion, or 56.2% of our loans held-for-investment, of which $3.60 billion, or 97.4%, were secured by cash, marketable securities and/or cash value life insurance. We expect continued strong loan and deposit growth in this channel, in part, because we added 24 new loan referral relationships during the year ended December 31, 2019, for a total of 213 referral relationships at the end of 2019. We have also experienced continued growth in the number of customers resulting from our existing referral relationships.

	December 31,		2019 Change from 2018
(Dollars in thousands)	2019	2018	Amount	Percent
Middle-market banking offices:
Western Pennsylvania	$765,461	$617,033	$148,428	24.1%
Eastern Pennsylvania	644,483	423,583	220,900	52.2%
Ohio	460,701	378,818	81,883	21.6%
New Jersey	487,496	432,109	55,387	12.8%
New York	524,016	411,787	112,229	27.3%
Total middle-market banking loans	2,882,157	2,263,330	618,827	27.3%
Total private banking loans	3,695,402	2,869,543	825,859	28.8%
Loans and leases held-for-investment	$6,577,559	$5,132,873	$1,444,686	28.1%

Deposit Funding Strategy. Since inception, we have focused on creating and growing a branchless, diversified, stable, and low all-in cost deposit channels, both in our primary markets and across the United States. As of December 31, 2019, we consider approximately 88% of our total deposits to be sourced from direct customer relationships. We believe our sources of deposits continue to provide excellent opportunities for growth both within our primary markets and nationally.

We take a multi-faceted approach to our deposit growth strategy. We believe our relationship managers are an integral part of this approach and, accordingly, we measure and incentivize them to increase the deposits associated with their relationships. We have relationship managers who are specifically dedicated to deposit generation and treasury management, and we plan to continue adding such professionals as appropriate to support our growth. Additionally, we believe that our financial performance and our products and services, which are targeted to our markets, enhance our growth of cost-effective deposits.

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

Our Markets

For our middle-market banking business, our primary markets of Pennsylvania, Ohio, New Jersey and New York include the four major metropolitan statistical areas (“MSA”) of Pittsburgh and Philadelphia, Pennsylvania; Cleveland, Ohio and New York (which includes northern New Jersey). We believe that our primary markets including these MSAs are long-term, attractive markets for the types of products and services that we offer, and we anticipate that these markets will continue to support our projected growth. With respect to our loans and other financial services and products, we selected the locations for our representative offices partially based upon the number of middle-market businesses located in these MSAs and their respective states. According to SNL Financial, as of December 31, 2019, there were nearly 84,000 middle-market businesses in our primary markets with annual sales between $5.0 million and $300.0 million, which represented approximately 18% of the national total as of that date. The 2019 aggregate population of the four MSAs in which our headquarters and four representative offices are located was approximately 30 million, which represented approximately 10% of the national population. We believe that the population and business concentrations within our primary markets provide attractive opportunities to grow our business.

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

Through our distribution channels, we pursue and create deposit relationships, including treasury management relationships, with customers in our primary markets and throughout the United States. Because our deposit operations are centralized in our Pittsburgh headquarters all of our deposits are aggregated and accounted for in that MSA. For these distribution and reporting reasons, we do not consider deposit market share in any MSA or any of our primary markets to be relevant data. However, for perspective on the size of the deposit markets in which we have offices, the total aggregate domestic deposits of banks headquartered within the four MSAs were approximately $1.6 trillion as of December 31, 2019, according to SNL Financial.

Our investment management products are primarily distributed in two markets. These markets and their relative percentage of our assets under management as of December 31, 2019, were as follows: institutional and sub-advisory (74%) and broker/dealers and registered investment advisors (26%).

Institutional and Sub-Advisory. Chartwell maintains a dedicated sales and client service staff to focus on the distribution of its products to a wide variety of institutional and sub-advisory clients, including corporate pension and profit-sharing plans, public pension plans, Taft-Hartley plans, foundations, endowments and registered investment companies. As of December 31, 2019, assets under management in the institutional and sub-advisory market included $3.19 billion in equity products and $4.02 billion in fixed-income products.

Broker/Dealer and Independent Registered Investment Advisors. Chartwell maintains sales staff dedicated to calling on national, regional and independent broker/dealers and registered investment advisors. Broker/dealers and registered investment advisors use Chartwell’s products to meet the needs of their customers, who are typically retail and/or high-net-worth investors. As of December 31, 2019, assets under management in the broker/dealer and independent registered investment advisor market included $1.70 billion in equity products and $792.0 million in fixed-income products.

Our Products and Services

We offer our clients an array of products and services, including loan and deposit products, cash management services, capital market services such as interest rate swaps and investment management products.

Our loan products include, among others, loans secured by cash, marketable securities, cash value life insurance, commercial and industrial loans, commercial real estate loans, personal loans, asset-based loans, acquisition financing, and letters of credit. Our deposit products include, among others, checking accounts, money market deposit accounts, certificates of deposit, and Promontory’s Certificate of Deposit

Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) services. Our liquidity and treasury management services include online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services, foreign exchange and controlled disbursement. Our investment management business provides equity and fixed income advisory and sub-advisory services to third party mutual funds, series trust mutual funds, and to separately managed accounts for a spectrum of clients, but primarily focused on ultra-high-net-worth and institutional clients, including corporations, ERISA plans, Taft-Hartley funds, municipalities, endowments and foundations. We expect to continue to develop and implement additional products for our clients, including additional investment management product offerings to our financial intermediary referral sources.

More information about our key products and services, including a discussion about how we manage our products and services within our overall business and enterprise risk strategy, is set forth below.

Loans and Leases

Our primary source of income in our Bank segment is interest on loans and leases. Our loan and lease portfolio primarily consist of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial real estate properties. Our loan and lease portfolio represents the largest component of our earning assets.

The following table presents the composition of our loan and lease portfolio as of December 31, 2019.

(Dollars in thousands)	December 31, 2019	Percent of Loans
Private banking loans	$3,695,402	56.2%
Middle-market banking loans:
Commercial and industrial	1,085,709	16.5%
Commercial real estate	1,796,448	27.3%
Total middle-market banking loans	2,882,157	43.8%
Loans and leases held-for-investment	$6,577,559	100.0%

Private Banking Loans. Our private banking loans include both personal and commercial loans sourced through our private banking channel, which operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, cash value life insurance or other financial assets and to a smaller degree, residential property. We also have a small number of unsecured loans and lines of credit in our private banking loan portfolio that have been made to creditworthy borrowers. The primary source of repayment for these loans is the income and assets of the borrowers. Since a majority of our private banking loans are secured by cash, marketable securities and/or cash value life insurance, we believe the credit risk inherent in this portfolio is lower than the risk associated with other types of loans. We mitigate such risks through active daily monitoring of the collateral, utilizing our proprietary technology.

Our private banking lines of credit predominantly are due on demand or have terms of 365 days or less. Our term loans (other than mortgage loans) in this category generally have maturities of three to five years. On an accommodative basis, we have made personal residential real estate loans consisting primarily of first and second mortgage loans for residential properties, including jumbo mortgages. Our residential mortgage loans typically have maturities of seven years or less. On a limited basis we originated mortgage loans with maturities of up to ten years and acquired other residential mortgages that had original maturities of up to 30 years. Our personal lines of credit typically have floating interest rates. We examine the personal cash flow and liquidity of our individual borrowers when underwriting our private banking loans not secured by cash, marketable securities and/or cash value life insurance. In some cases we require our borrowers to agree to maintain a minimum level of liquidity that will be sufficient to repay the loan.

The table below includes all loans made through our private banking channel by collateral type as of the date indicated.

(Dollars in thousands)	December 31, 2019	Percent of Private Banking Loans	Percent of Loans
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$3,599,198	97.4%	54.7%
Secured by real estate	62,782	1.7%	1.0%
Other	33,422	0.9%	0.5%
Total private banking loans	$3,695,402	100.0%	56.2%

Commercial and Industrial Loans and Leases. Our commercial and industrial loan and lease portfolio primarily includes loans and leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans, except for certain commercial loans that are secured by marketable securities. The primary risks associated with commercial and industrial loans include a deterioration in cash flow, a decline in the value of collateral securing these loans, increased leverage and reduced liquidity. We work throughout the lending process to manage and mitigate such risks within our commercial and industrial loan portfolio.

Our commercial and industrial loans and leases include both working capital lines of credit and term loans. Working capital lines of credit generally have maturities ranging from one to five years. Availability under our commercial lines of credit is typically limited to a percentage of the value of the assets securing the line. Those assets typically include accounts receivable, inventory and equipment. Depending on the risk profile of the borrower, we may require periodic accounts receivable and payable aging, as well as borrowing base certificates representing borrowing availability after applying appropriate advance percentage rates to the collateral. Our commercial and industrial term loans and leases generally have maturities between three to five years, and typically do not extend beyond seven years. Our commercial and industrial lines of credit and term loans typically have floating interest rates.

The table below shows the composition of our commercial and industrial loan and lease portfolio by borrower industry as of December 31, 2019.

(Dollars in thousands)	December 31, 2019	Percent of Commercial and Industrial Loans	Percent of Loans
Industry:
Service	$466,793	43.0%	7.0%
Real estate, rental and leasing	262,420	24.2%	3.9%
Manufacturing	103,451	9.5%	1.6%
Transportation and warehousing	50,056	4.6%	0.8%
Information	35,125	3.2%	0.5%
Construction	24,575	2.3%	0.4%
Wholesale Trade	19,768	1.8%	0.3%
Mining	16,755	1.5%	0.3%
Retail Trade	10,494	1.0%	0.2%
All others	96,272	8.9%	1.5%
Total commercial and industrial loans and leases	$1,085,709	100.0%	16.5%

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

The table below shows the composition of our commercial real estate portfolio as of December 31, 2019.

(Dollars in thousands)	December 31, 2019	Percent of Commercial Real Estate Loans	Percent of Loans
Commercial real estate loans:
Income-producing property loans	$899,595	50.1%	13.7%
Owner-occupied loans	210,665	11.7%	3.2%
Multifamily/apartment loans	375,257	20.9%	5.7%
Construction loans	285,865	15.9%	4.3%
Land development loans	25,066	1.4%	0.4%
Total commercial real estate loans	$1,796,448	100.0%	27.3%

Loan and Lease Underwriting

Our focus on maintaining strong asset quality is pervasive through all aspects of our lending activities, and it is apparent in our loan and lease underwriting function. We are selective in targeting our lending to middle-market businesses, commercial real estate investors and developers, and high-net-worth individuals that we believe will meet our credit standards. Our credit standards are determined by our Credit Risk Policy Committee that is made up of senior bank officers, including our Chief Credit Officer, Chief Risk Officer, Bank President and Chief Executive Officer, President of Commercial Banking and President of Private Banking.

Our underwriting process is multilayered. Prospective loans are first reviewed by our relationship managers and regional presidents. The prospective commercial and certain private banking loans are then discussed in a pre-screen group composed of the Chief Credit Officer, Senior Credit Officer, President of Commercial Banking, President of Private Banking and all of our regional presidents. Applications for prospective loans that are accepted are fully underwritten by our credit administration group in combination with the relationship manager. Finally, the prospective loans are submitted to our Senior Loan Committee for approval, with the exception of certain loans that are fully secured by cash, marketable securities and/or cash value life insurance. Members of the Senior Loan Committee include our Chairman and Chief Executive Officer, Chief Financial Officer, Vice Chairman, Chief Credit Officer, Senior Credit Officer, Bank President and Chief Executive Officer, President of Commercial Banking, President of Private Banking and our regional presidents. All of our lending personnel, from our relationship managers to the members of our Senior Loan Committee, have significant experience that benefits our underwriting process.

We maintain high credit quality standards. Each credit approval, renewal, extension, modification or waiver is documented in written form to reflect all pertinent aspects of the transaction. Our underwriting analysis generally includes an evaluation of the borrower’s business, industry, operating performance, financial condition and typically includes a sensitivity analysis of the borrower’s ability to repay the loan. Our underwriting is conducted by our team of highly experienced portfolio managers.

Our lending activities are subject to internal exposure limits that restrict concentrations of loans within our portfolio to certain targets and maximums based on a percentage of total loan commitments and as a multiple of total risk-based capital. These exposure limits are approved by our Senior Loan Committee and our board of directors. Our internal exposure limits are established to avoid unacceptable concentrations in a number of areas, including in our different loan categories and in specific industries. In addition, we have established a preferred lending limit that is significantly lower than our legal lending limit.

Our loan portfolio includes Shared National Credits (“SNC”). Effective January 1, 2018, the bank regulatory agencies revised the SNC definition to increase the loan size from $20 million or more to $100 million or more and that are still shared by three or more financial institutions. We are typically part of the originating bank group in connection with these loan participations. We utilize the same underwriting criteria for these loans that we use for loans that we originate directly. These loans are to borrowers typically located within our primary markets and are generally made to companies that are known to us and with whom we have direct contact. We participate in the SNC loans of the financial intermediaries that refer private banking loans to us. These intermediaries are also a source of significant deposit balances. These loans have helped us to diversify the risk inherent in our loan portfolio by allowing us to access a broader array of corporations with different credit profiles, repayment sources, geographic footprints and with larger revenue bases than those businesses associated with our direct loans. Still, we are focused more on growing our direct loans than SNC loans. As of December 31, 2019, we had $281.2 million of SNC loans compared to $236.1 million as of December 31, 2018.

Loan and Lease Portfolio Concentrations

Geographic criteria. We focus on developing client relationships with companies that have headquarters and/or significant operations within our primary markets.

The table below shows the composition of our commercial loan and lease portfolios based upon the states where our borrowers are located. Loans and leases to borrowers located in our four primary market states made up 87.0% of our total commercial loans outstanding as of December 31, 2019. When those loans are aggregated with our loans to borrowers located in states that are contiguous to our primary market states, the percentage increases to approximately 92.4% of our commercial loan and lease portfolio. Loans in contiguous and other states include loans to the financial intermediaries that have substantial deposits with us, and are a referral source for private banking loans.

(Dollars in thousands)	December 31, 2019	Percent of Total Commercial Loans
Geographic region of borrower:
Pennsylvania	$1,036,884	36.0%
Ohio	473,427	16.4%
New Jersey	482,653	16.7%
New York	514,822	17.9%
Contiguous states	156,124	5.4%
Other states	218,247	7.6%
Total commercial loans and leases	$2,882,157	100.0%

Diversified lending approach. We are committed to maintaining a diversified loan and lease portfolio. We also concentrate on making loans and leases to businesses where we have or can obtain the necessary expertise to understand the credit risks commonly associated with the borrower’s industry. We generally avoid lending to businesses that would require a high level of specialized industry knowledge that we do not have.

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

As of December 31, 2019, non-brokered deposits represented approximately 88.4% of our total deposits. Our non-brokered deposit sources primarily include deposits from financial institutions, high-net-worth individuals, family offices, trust companies, wealth management firms, corporations and their executives. We compete for deposits by offering a range of deposit products at competitive rates. We also attract deposits by offering customers a variety of cash management services. We maintain direct customer relationships with nearly all of our depositors that participate in CDARS® and ICS® reciprocal deposits.

The table below shows the balances of our deposit portfolio by type as of the dates indicated.

	December 31,		2019 Change from 2018
(Dollars in thousands)	2019	2018	Amount	Percent
Non-brokered deposits:
Noninterest-bearing checking accounts	$356,102	$258,268	$97,834	37.9%
Interest-bearing checking accounts	1,274,859	740,733	534,126	72.1%
Money market deposit accounts	3,104,565	2,434,535	670,030	27.5%
Certificates of deposit	1,132,477	975,492	156,985	16.1%
Total non-brokered deposits	5,868,003	4,409,028	1,458,975	33.1%
Brokered deposits:
Interest-bearing checking accounts	123,405	37,398	86,007	230.0%
Money market deposit accounts	322,180	347,335	(25,155)	(7.2)%
Certificates of deposit	321,025	256,700	64,325	25.1%
Total brokered deposits	766,610	641,433	125,177	19.5%
Total deposits	$6,634,613	$5,050,461	$1,584,152	31.4%
Non-brokered deposits to total deposits	88.4%	87.3%

Investment Management Products

Chartwell Investment Partners manages $9.70 billion in a variety of equity and fixed income investment styles, for over 250 institutional investors, mutual funds and individual investors as of December 31, 2019. A description of each investment style is provided below.

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

Our total assets under management of $9.70 billion increased $512.0 million, or 5.6%, as of December 31, 2019, from $9.19 billion as of December 31, 2018. We reported new business and new flows from existing accounts and acquired assets of $1.11 billion and market appreciation of $1.28 billion, partially offset by outflows of $1.88 billion during the year ended December 31, 2019.

The following table shows the changes of our assets under management by investment style for the year ended December 31, 2019.

	Year Ended December 31, 2019
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,419,000	$424,000	$(733,000)	$822,000	$3,932,000
Fixed income investment styles	4,263,000	550,000	(341,000)	344,000	4,816,000
Balanced investment styles	1,507,000	139,000	(809,000)	116,000	953,000
Total assets under management	$9,189,000	$1,113,000	$(1,883,000)	$1,282,000	$9,701,000

(1)	Inflows consist of new business and contributions to existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

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

Our competition in making commercial loans comes principally from national, regional and large community banks and insurance companies. Many large national and regional commercial banks have a significant number of branch offices in the areas in which we operate. Competition for our private banking loans is more limited than for commercial loans due largely to our niche offering of loans backed by cash, marketable securities and/or or cash value life insurance, which represent 55% of our entire loan portfolio. Aggressive pricing policies and terms of our competitors on middle-market and private banking loans may result in a decrease in our loan origination volume and a decrease in our yield on loans. We compete for loans principally through the quality of products and service we provide to middle-market customers and private banking referral relationships, while maintaining competitive interest rates, loan fees and other loan terms.

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

Employees

As of December 31, 2019, we had approximately 276 full-time equivalent employees (219 in our banking business and 57 in our investment management business).

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

As discussed above in connection with EGRRCPA, the Company and the Bank may be able to satisfy all the capital requirements, including those under both the Basel III Capital Rules, and prompt corrective action if both entities maintain the necessary Community Bank Leverage Ratio (“CBLR”). The federal banking agencies have finalized the CBLR rule at 9% and we exceed this standard.

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

The prompt corrective action classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2019, TriState Capital Bank met the requirements to be categorized as “well capitalized” based on the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

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

All assessment rates may change based on the reserve ratio of the DIF. The Dodd-Frank Act changed the way that deposit insurance premiums are calculated, increased the minimum designated reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. As of September 30, 2019, the DIF’s reserve ratio was 1.41%. Rates may be reduced if this ratio rises above 2.0% or 2.5%. We cannot predict how the reserve ratio may change in the future.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (viii) a range of civil and criminal penalties for fraud and other violations of the securities laws.

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

Available Information

All of our reports filed electronically with the United States Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K for the fiscal year ended December 31, 2019, our Registration Statements on Forms S-1 and S-3, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.tristatecapitalbank.com under “Who We Are,” “Investor Relations,” “SEC Documents”. These filings are also accessible on the SEC’s website at www.sec.gov. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our business depends on our ability to successfully measure and manage credit risk and maintaining disciplined and prudent underwriting standards. The business of lending is inherently risky, and includes the risk that the principal or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which loans may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions, and many of our loans are made to middle-market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio, which may result in loan defaults, foreclosures and additional charge-offs, and may require us to significantly increase our allowance for loan and lease losses (ALL), each of which could adversely affect our net income. In addition, the weakening of our underwriting standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by our employees, may result in loan defaults, foreclosures and additional charge-offs or an increase in ALL, any of which could adversely affect our net income. As a result, our inability to successfully manage credit risk and our underwriting standards could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our allowance for loan and lease losses may prove to be insufficient to absorb our loan losses, which could have a material adverse effect on our financial condition and results of operations.

Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an ALL that represents management’s judgment of probable losses in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of historical losses in our portfolio and general economic conditions, among other factors. The determination of the ALL is inherently subjective and requires us to make significant assumptions which may change or be incorrect. Inaccurate assumptions, deterioration of economic conditions, new information, the identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ALL. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our ALL and may direct us to make additions to it. Further, if actual charge-offs in future periods exceed the amounts allocated to the ALL, we may need additional provision for loan losses to restore the adequacy of our ALL. While we believe that our ALL was adequate at December 31, 2019, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. If we are required to materially increase our level of ALL for any reason, such increase could materially decrease our net income and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A material portion of our loan portfolio is comprised of commercial loans secured by general business assets, the deterioration in value of which could expose us to credit losses.

Historically, a material portion of our loans held-for-investment have been comprised of commercial loans to businesses collateralized by business assets including, among other things, accounts receivable, inventory, equipment, cash value life insurance and owner-occupied real estate. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base, may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices, real estate values and liquidity could impair the value of the collateral securing these loans.

Historically, losses in our commercial credits have been higher than losses in other segments of our loan portfolio. Significant adverse changes in various industries could cause rapid declines in values and collectability resulting in inadequate collateral coverage that may expose us to credit losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects. As of December 31, 2019, we had commercial and industrial loans outstanding of $1.09 billion, or 16.5% of our loans held-for-investment, and owner-occupied commercial real estate loans outstanding of $210.7 million, or 3.2% of our loans held-for-investment.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally, and in the states in which we operate in particular.

If the overall economic climate in the U.S., generally, and our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of non-performing loans, charge-offs and delinquencies could rise and require significant additional provisions for loan losses.

Many of our customers are commercial enterprises whose business and financial condition are sensitive to changes in the general economy of the United States. Our businesses and operations are, in turn, sensitive to these same general economic conditions. If the United States experiences a deterioration or other significant volatility in economic conditions our growth and profitability could be constrained. In addition, any future downgrade of the credit rating of the United States, failures to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the United States federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we may hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In addition, any resulting decline in the financial markets could affect the value of marketable securities that serve as collateral for our loans and the ability of our customers to repay loans. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency and the withdrawal of the United Kingdom from the European Union, as well as concerns regarding terrorism and potential hostilities with various countries, could affect the stability of global financial markets, which could negatively affect U.S. economic conditions. Any of these developments could have a material adverse effect on our business, financial condition and future prospects.

Our commercial banking operations are concentrated in Pennsylvania, New Jersey, New York, and Ohio. As a result, our business is affected by changes in the economic conditions of those states and the regions of which they are a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets, and we are vulnerable to a downturn in the local economies in these areas. For example, low energy prices have adversely impacted and may continue to adversely impact the economies of Western Pennsylvania and Northeastern Ohio, two of our significant commercial banking markets, which have industries focused on shale gas exploration and shale gas production. Although we do not make loans to companies directly engaged in oil and gas production, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our business and financial condition. Because of our geographic concentration, we may be less able than other financial institutions to diversify our credit risks across multiple markets.

Weak economic conditions can be characterized by deflation, fluctuations in debt and equity capital markets, lack of liquidity and depressed prices in the secondary market for loans, increased delinquencies on loans, real estate price declines, and lower commercial activity. All of these factors can be detrimental to the business and/or financial position of our customers and their ability to repay loans as well as the value of the collateral supporting our loans which could adversely impact demand for our credit products as well as our credit quality. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our non-owner-occupied commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2019, we had outstanding loans secured by non-owner-occupied commercial properties of $1.59 billion, or 24.1%, of our loans held-for-investment. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the secured property. These loans typically expose a lender to greater credit risk than loans secured by other types of collateral due to a number of factors, including the concentration of principal in a limited number of loans and borrowers, the difficulty of liquidating the collateral securing these loans and the relatively larger loan balances compared to single borrowers. In addition, the amount we may realize after a default is dependent upon factors outside of our control, including, but not limited to, economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged property, occupancy rates, zoning laws, regulatory rules, and natural disasters. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with residential or consumer loan portfolios.

An unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio or if only a few of our largest borrowers become unable to repay their loan obligations, could result in us increasing our ALL, which would reduce our profitability and have a material adverse effect on our business, financial condition and future prospects.

Our private banking business could be negatively impacted by a prolonged downturn in the securities markets.

Marketable-securities-backed private banking loans represent a material portion of our business and are the fastest growing portion of our loan portfolio. As of December 31, 2019, we had outstanding marketable-securities-backed private banking loans of $3.60 billion, or 54.7% of our loans held-for-investment. We expect to continue to increase the percentage of our loan portfolio represented by marketable-securities-backed private banking loans in the future. A sharp or prolonged decline in the value of the collateral that secures these loans could materially adversely affect the growth prospects and loan performance in this segment of our loan portfolio and, as a result, could materially adversely affect our business, financial condition, results of operations and future prospects.

A downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

A material portion of our loans are secured by real estate as a primary component of collateral. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value. A general decline in real estate values, particularly in our primary markets, could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our ALL. In addition, we could be subject to costly environmental liabilities with respect to foreclosed properties. In the event of a default with respect to any of these loans, the amount we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our ALL, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to15.0% of our unimpaired capital and surplus to any one borrower. We have established an internal lending limit that is significantly lower than our legal lending limit and, based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely heavily on our executive management team and other key employees, and the loss of the services of any of these individuals could adversely impact our business and reputation.

Our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. We currently do not have any employment or non-compete agreements with any of our executive officers or key employees other than certain non-solicitation and restrictive agreements from certain key employees in connection with our investment management business. We may not be successful in retaining our key employees, and the loss of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our markets, relationships, industry experience and the difficulty of finding qualified replacement personnel. If the services of any of our key personnel become unavailable for any reason, we may not be able to hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our business has grown rapidly, and we may not be able to maintain our historical rate of growth.

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

We may not be able to sustain our historical rate of growth or continue to grow our business at all. Because of factors such as the uncertainty in the general economy and the recent government intervention in the credit markets, it may be difficult for us to repeat our historic earnings growth as we continue to expand. Failure to grow or failure to manage our growth effectively could have a material adverse effect on our business and future prospects, and could adversely affect the implementation our business strategy.

Our utilization of brokered deposits could adversely affect our liquidity and results of operations.

Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits and, in the future, those depositors may not renew their deposits, or we may have to pay a higher interest rate to keep those deposits or replace them with other deposits or with funds from other sources. Additionally, if TriState Capital Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or roll over brokered deposits without a waiver from the Federal Deposit Insurance Corporation, or FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin, our net income, and financial condition.

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

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the financing of acquisitions. In addition, we, on a consolidated basis, and Tristate Capital Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity required by regulators. Regulatory capital requirements could increase from current levels or our regulators could ask us to maintain capital levels that are in excess of such requirements, which could require us to raise additional capital or reduce our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, as well as on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, we could be subject to enforcement actions or other regulatory consequences, which could have an adverse effect on our business, financial condition, results of operations and future prospects.

Any future reductions in our credit ratings may increase our funding costs or impair our ability to effectively compete for business.

Credit ratings or changes in ratings policies and practices are subject to change at any time, and it is possible that any rating agency will take action to downgrade us in the future. We have used and may in the future use debt as a funding source. One or more rating agencies regularly evaluate us and their ratings of our long-term debt are based on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix and level and quality of earnings, and we may not be able to maintain our current credit ratings.

Any future decrease in our credit ratings by one or more rating agencies could impact our access to the capital markets or short-term funding or increase our financing costs, and thereby adversely affect our financial condition and liquidity. In the event of a ratings downgrade, our clients and counterparties may terminate their relationships with us, be less likely to engage in transactions with us, or only engage in transactions with us on terms that are less favorable. We cannot predict whether client relationships or opportunities for future relationships could be adversely affected by clients who choose to do business with a higher-rated institution. The inability to maintain our credit ratings have a material adverse effect on our business, financial condition, results of operations or future prospects.

Changes in interest rates could negatively impact the profitability of our banking business.

Our profitability depends to a significant extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore net income, could be adversely affected.

Our loans are predominantly variable rate loans, with the majority being based on the London Interbank Offered Rate, or LIBOR. A decline in interest rates could cause the spread between our loan yields and our deposit rates paid to compress our net interest margin and our net income could be adversely affected. Further, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and future prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the market value of our investment securities and the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate increases to our ALL. Each of these factors could have a material adverse effect on our business, results of operations, financial condition and future prospects.

The phasing out and ultimate replacement of LIBOR with an alternative reference rate and changes in the manner of calculating other reference rates may adversely impact the value of loans and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition.

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, and for LIBOR to be replaced with an alternative reference rate that will be calculated in a different manner. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of December 31, 2019, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based instruments or arrangements. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company has (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; and (3) implemented fallback contractual language where no fallback language previously existed and developed a plan to assess the appropriateness of existing fallback contractual language in legacy loans.

Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to financial markets and institutions, including to the Company. In addition, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance.

A material portion of our earnings is derived from Chartwell, our investment management business. Chartwell may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance. The investment management business is intensely competitive. There are over 1,000 firms which we consider to be primary competitors. In addition to competition from other institutional investment management firms, Chartwell competes with passive index funds, ETFs and investment alternatives such as hedge funds. Many competitors offer similar products to those offered by Chartwell and its performance of competitors’ products could lead to a loss of investment in similar Chartwell products, regardless of the performance of such products.

Our investment management contracts are typically terminable in nature and our ability to successfully attract and retain investment management clients will depend on, among other things, our ability to compete with our competitors’ investment products, our investment performance, fees, client services, marketing and distribution capabilities. Most of our clients may withdraw funds from under our management at their discretion at any time for any reason, including as a result of competition or poor performance of our products. If we cannot effectively attract and retain customers, our business, financial condition, results of operations and future prospects may be adversely affected.

Additionally, it is possible our management fees could be reduced for a variety of reasons, including, among other things, pressure resulting from competition or regulatory changes, and we may from time to time reduce or waive investment management fees, or limit total expenses, on certain products or services offered for particular time periods to manage fund expenses, to help retain or increase managed assets or for other reasons. If our revenues decline without a commensurate reduction in our expenses, our net income from our investment management business would be reduced, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We cannot guaranty that our investment performance will be favorable in the future. The financial markets and businesses operating in the securities industry are highly volatile and affected by, among other factors, economic conditions and trends in business, all of which are beyond our control. Declines in the financial markets, changes in interest rates or a lack of sustained growth may result in declines in the performance of our investment management business and the assets under management. Because the revenues of our investment management business are, to a large extent, fees based on assets under management, such declines could adversely affect our business.

We face significant competitive pressures that could impair our growth, decrease our profitability or reduce our market share.

We operate in the highly competitive financial services industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits, providing financial management products and services, and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints. Because of their scale, many of these competitors can be more aggressive than we can on loan, deposit and financial services pricing. In addition, many of our non-bank and non-institutional financial management competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources and investment management products and services. Additionally, technology has lowered barriers to entry.

Our ability to compete successfully will depend on a number of factors, including, our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound business practices; the scope, relevance, performance and pricing of products and services that we offer; customer satisfaction with our products and services; industry and general economic trends; and our ability to keep pace with technological advances and to invest in new technology. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans or the fees we charge on banking or investment management products and services, all of which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our ability to maintain our reputation is critical to the success of our business.

Our business plan emphasizes building and maintaining strong relationships with our clients. We have benefited from strong relationships with and among our customers, and also from our relationships with financial intermediaries. As a result, our reputation is one of the most valuable components of our business. If our reputation is negatively affected by the actions of our employees or otherwise, our existing relationships may be damaged. We could lose some of our existing customers, including groups of large customers who have relationships with each other, and we may not be successful in attracting new customers from competing financial institutions. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The fair value of our investment securities can fluctuate due to factors outside of our control.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect to the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. The process for determining whether impairment of a security is other-than-temporary often requires complex, subjective judgments about whether there has been a significant deterioration in the financial condition of the issuer, whether management has the intent or ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value, the future financial performance and liquidity of the issuer and any collateral underlying the security, and other relevant factors which may be inaccurate.

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States, or GAAP and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that have a possibility of producing results that could be materially different than originally reported.

For example, the Bank adopted new guidance for estimating credit losses on loans receivable, held-to-maturity debt securities, and unfunded loan commitments effective January 1, 2020. The current expected credit losses, or CECL, model significantly changed how entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses that occur over the life of the financial asset. This requires reserves over the life of the loan rather than the loss emergence period used in the prior model. The CECL guidance requires the implementation of new modeling to quantify this estimate by using principles of not only relevant historical experience and current conditions, but also reasonable and supportable forecasts of future events and circumstances, thus incorporating a broad range of estimates and assumptions in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Adoption of, and efforts to implement this guidance has caused and may cause our ALL to change materially in the future, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. Our company has very limited loss experience over its life. As a result, our implementation of CECL involved using general industry loss data to estimate historic loss experience. The availability and quality of relevant historical information under this estimation process, the accuracy of forecasts that are required under the CECL methodology, and the development of effective modeling to implement the CECL methodology can have material impacts on current and future provision reserve requirements.

By engaging in derivative transactions, we are exposed to additional credit and market risk in our banking business.

We use interest rate swaps to help manage our interest rate risk in our banking business from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk and differences in the amount, timing, and duration of our known or expected cash receipts principally related to certain of our fixed-rate loan assets or certain of our variable-rate borrowings. We also have derivatives that result from a service we provide to certain qualifying customers approved through our credit process.

By engaging in derivative transactions, we are exposed to credit and market risk. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have an adverse effect on our business, financial condition, results of operations and future prospects.

We may be adversely affected by a decrease in the soundness of other financial services companies.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial services companies.  The financial services industry is highly interrelated as a result of trading, clearing, servicing, custody arrangements, counterparty and other relationships.  We have exposure to different industries and counterparties, including through transactions with counterparties and intermediaries in the financial services industry such as brokers and dealers, commercial banks, insurance companies, investment banks, mutual and hedge funds and other institutional clients.  In addition, we participate in loans originated by other financial institutions (including shared national credits) and our private banking channel relies on relationships with other financial services companies for referrals.  As a result, declines in the financial condition, defaults, or even rumors or questions about, one or more financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions.  In addition, problems that arise in our relationships with financial services companies may result in a slow down or cessation in referrals that we receive from these financial services companies.  These problems, losses or defaults could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on third parties to provide key components of our business infrastructure, including to monitor the value of and control marketable securities that collateralize our loans, and a failure of these parties to perform for any reason could disrupt our operations.

Third parties provide key components of our business infrastructure such as loan and account servicing, data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. In addition, we utilize the systems of these third parties to provide information to us so that we can quickly and accurately monitor changes in the value of marketable securities that serve as collateral. We also rely on these parties to provide control over marketable securities for purposes of perfecting our security interests and retaining the collateral in the applicable accounts.

The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions or impaired performance of our systems and technology due to malfunctions, programming inaccuracies or other circumstances or events. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated, system failure or service denial, it could compromise our ability to effectively operate and assess and react to a risk in our loan portfolio, damage our reputation, result in a loss of customer business or financial damages from customer businesses, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We could be subject to losses, regulatory action and reputational harm due to fraudulent and negligent acts on the part of loan applicants, our borrowers, our clients, our employees and our vendors.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished by or on behalf of clients and counterparties, including financial statements, property appraisals, title information, income documentation, account information and other financial information. We may also rely on representations of counterparties as to the accuracy and completeness of such information and, with respect to financial statements, on reports of independent auditors. Any such misrepresentation or incorrect or incomplete information may not be detected prior to funding a loan or during our ongoing monitoring of outstanding loans. In addition, one or more of our employees or vendors could cause a significant operational breakdown or failure, either as a result of human error or fraud. Any of these developments could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our growth and expansion strategy may involve strategic investments or acquisitions, and we may not be able to overcome risks associated with such transactions.

Although we plan to continue to grow our business organically, we may seek opportunities to invest in or acquire investment management businesses or other businesses that we believe would complement our existing business model. Any potential future investment or acquisition activities could be material to our business and involve a number of risks, including significant time and expense required to identify, evaluate and negotiate potential transactions; an inability to attract acceptable funding; the limited experience of our management team in working together on acquisitions and integration activities; the time, expense and difficulty of integrating the combined businesses; an inability to realize expected synergies or returns on investment; potential disruption of our ongoing business; an inability to maintain adequate regulatory capital; and a loss of key employees or key customers. We may not be successful in overcoming these risks or any other problems. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

New lines of business or new or enhanced products and services may subject us to additional risks.

From time to time, we may develop, grow or acquire new lines of business or offer new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing, implementing and marketing new lines of business or new or enhanced products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new or enhanced product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The value of our goodwill and other intangible assets may decline in the future.

In our prior acquisitions, we have generally recognized intangible assets, including customer relationship intangible assets and goodwill, in our consolidated statements of financial condition, but we may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodically reviews the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. Although we have determined that goodwill and other intangible assets were not impaired during 2019, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which could result in a material charge to earnings and would adversely affect our results of operations.

Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.

We necessarily collect, use and hold personal and financial information concerning individuals and businesses with which we have a relationship. In addition, we provide our clients with the ability to bank and make investment decisions remotely, including over the internet. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs related to protection or remediation and competing time constraints to secure our data in accordance with customer expectations, statutory and regulatory privacy regulations, and other requirements. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as the intent of criminals, terrorists or foreign governments or their agents with respect to committing cyber-crime. Because of the increasing sophistication of cyber-criminals and terrorists, data breaches could result despite our best efforts. These risks may increase in the future as we continue to increase our internet-based product offerings and expand our internal use of web-based products and applications, and controls employed by our information technology department and our other employees and vendors could prove inadequate to resolve or mitigate these risks.

We could also experience a breach due to intentional or negligent conduct on the part of employees, vendors or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts and the personal and financial information of our customers and employees may become vulnerable to account takeover schemes, identity theft or cyber-fraud. In addition, our customers use their own electronic devices to do business with us and may provide their information to a third party in connection with obtaining services from such third party. Our ability to assure security is limited in these instances. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as catastrophic events, power anomalies or outages, natural disasters, network failures, viruses and malware.

A breach of our security or the security of any of our third-party vendors that results in unauthorized access to our data, including personal and financial information of our customers, could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, regulatory scrutiny and reputational damage. Maintaining our security measures may also create risks associated with implementing and integrating new systems. In addition, our investment management business could be harmed by cyber incidents affecting issuers in which its customers’ assets are invested, and our private banking business could be harmed by such incidents. Any such breaches of security or cyber incidents could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Beyond breaches of our security or the security of our third party vendors or their affiliates, as a result of financial entities and technology systems becoming more interdependent and complex, a cyber-incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information comply with all applicable laws and regulations may increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us. If personal, confidential or proprietary information of our customers or others were to be mishandled or misused, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition, results of operations and future prospects.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Although we are committed to keeping pace with technological advances and to investing in new technology, our competitors may, through the use of new technologies that we have not implemented, whether due to cost or otherwise, be able to offer additional or superior products, which would put us at a competitive disadvantage. We also may not be able to effectively implement new technology-driven products and services, be successful in marketing such products and services or replace technologies that are out of date with new technologies, which could result in a loss of customers seeking new technology-driven products and services. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause service interruptions, transaction processing errors and system conversion delays, may cause us to fail to comply with applicable laws, and may cause us to incur additional expenses, which may be substantial. Failure to successfully keep pace with technological change affecting the financial services industry and avoid interruptions, errors and delays could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

In addition to the safety and soundness focus, there are significant banking regulations relating to other aspects of our business, including borrower protection and community development. With respect to our community development obligations under the Community Reinvestment Act, or CRA, we have an approved CRA strategic plan for the years 2018 through 2020. While we currently believe we will succeed in obtaining approval for our CRA strategic plan commencing in 2021, we cannot guaranty that we will obtain such an approval, in which case we would be subject to the CRA for traditional large banks, which could have material adverse effects on our business, financial of operation, financial condition and future prospects. For additional information, see “Supervision and Regulation-Community Reinvestment Act.”

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

The Federal Reserve, the FDIC and the Pennsylvania Department of Banking and Securities periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a bank regulatory agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or TriState Capital Bank were in violation of any law or regulation, it may take a number of different remedial actions. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, TriState Capital Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate TriState Capital Bank’s charter or deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Consumer Financial Protection Bureau, or CFPB, the Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the Department of Justice, the CFPB, the Drug Enforcement Administration, the Office of Foreign Assets Control, or OFAC, and the Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. To comply with regulations, guidelines and examination procedures in these areas, we have dedicated significant resources to our anti-money laundering program and OFAC compliance. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisitions we desire to make. We could also incur increased costs and expenses to improve our anti-money laundering procedures and systems to comply with any regulatory requirements or actions. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are a holding company and we depend upon our subsidiaries for liquidity. Applicable laws and regulations, including capital and liquidity requirements, may restrict our ability to transfer funds from our subsidiaries to us or other subsidiaries.

TriState Capital Holdings, Inc., as the parent company, is a separate and distinct legal entity from our banking and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company. For instance, the parent company depends on distributions and other payments from our banking and nonbank subsidiaries to fund all payments on our other obligations, including debt obligations. Our bank and investment management subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. In addition, our bank and investment management subsidiaries are subject to restrictions on their ability to lend to or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. These limitations may hinder our ability to implement our business strategy which, in turn, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Risks Relating to an Investment in our Common Stock and Preferred Stock

Shares of our common stock, preferred stock and underlying depositary shares are not an insured deposit.

Shares of our common stock, preferred stock and underlying depositary shares are not bank deposits and are not insured or guaranteed by the FDIC or any other government agency. An investment in our common stock, preferred stock or underlying depositary shares has risks, and you may lose your entire investment.

An active, liquid market for our securities may not be sustained.

Our common stock and depositary shares underlying our Series A Preferred Stock and Series B Preferred Stock are listed on Nasdaq, but we may be unable to meet continued listing standards. In addition, an active, liquid trading market for such securities may not be sustained. A public trading market having depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. The lack of an established market could adversely affect the value of our common stock.

Our preferred stock is thinly traded.

There is only a limited trading volume in our preferred stock due to the small size of the issue and its largely institutional holder base. Significant sales of our preferred stock, or the expectation of these sales, could cause the price of our preferred stock to fall substantially.

The market price of our securities may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and times desired.

The market price of our common stock and depositary shares underlying our Series A Preferred Stock and Series B Preferred Stock may be highly volatile, which may make it difficult to resell shares of our securities at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our securities, including, without limitation:

•	actual or anticipated fluctuations in our operating results or financial condition or general changes in economic conditions;

•	the effects of, and changes in, trade, monetary and fiscal policies, accounting standards, policies, interpretations or principles or in laws or regulations affecting us;

•	public reaction to our press releases, our other public announcements or our filings with the SEC;

•
publication of research reports about us, our competitors, or the financial services industry or changes in, or failure to meet, securities analysts’ estimates of our performance, or lack of research reports by industry analysts or ceasing of coverage;

•	operating and stock price performance of companies that investors deemed comparable to us;

•	additional or anticipated sales of our common stock or other securities by us or our existing shareholders;

•	additions or departures of key personnel;

•	perceptions in the marketplace regarding our competitors and/or us;

•	significant acquisitions or business combinations, partnerships, joint ventures or capital commitments by us or our competitors;

•	other economic, competitive, governmental, regulatory and technological factors affecting our business; and

•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

The stock market has experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations. Increased market volatility may adversely affect the market price of our common stock, which could make it difficult to sell your shares at the volume, prices and times desired.

Actual or anticipated issuances or sales of our securities in the future could adversely affect the prevailing market price of our common stock, preferred stock and underlying depositary shares and could impair our ability to raise capital through future sales of equity securities.

Actual or anticipated issuances or sales of substantial amounts of our common stock, preferred stock or depositary shares could cause the market price of any of our securities to decline significantly and make it more difficult for us to sell equity or equity-related securities in the future at a time and on terms that we deem appropriate. The issuance of any shares of our securities also would, and the issuance of equity-related securities could, dilute the percentage ownership interest held by shareholders with respect to such security. We may issue additional equity securities, or debt securities convertible into or exercisable or exchangeable for equity securities, from time to time to raise additional capital, support growth or to make acquisitions. Further, we expect to issue stock options or other stock awards to retain and motivate our employees and directors. These issuances of securities could dilute the voting and economic interests of our existing shareholders, result in a significant decline in the market price of our common stock or other securities and make it more difficult for us to raise capital through future sales of equity securities.

Our current management and board of directors have significant control over our business.

Our directors, as well as their related parties, and executive officers beneficially own a material portion of our outstanding common stock. Consequently, our directors and executive officers, acting together, may be able to significantly affect the outcome of the election of directors and the potential outcome of other matters submitted to a vote of our shareholders, such as mergers, the sale of substantially all of our assets and other corporate matters. The interests of these insiders could conflict with the interest of our shareholders.

The rights of holders of our common stock are generally subordinate to the rights of holders of our debt securities and preferred stock and may be subordinate to the rights of holders of any class of preferred stock or any debt securities that we may issue in the future.

Our board of directors has the authority to issue debt securities as well as an aggregate of up to 150,000 shares of preferred stock on the terms it determines without shareholder approval. In 2018, we issued 40,250 shares of our 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock in the form of $1.6 million depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock. In 2019, we issued 80,500 shares of our 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock in the form of $3.2 million depositary shares, each representing ownership of a 1/40th interest in a share of Series B Preferred Stock. Any debt or shares of preferred stock that we may issue in the future will be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

Holders of our preferred stock and the depositary shares will have limited voting rights.

Holders of the Series A Preferred Stock and Series B Preferred Stock and, accordingly, holders of the depositary shares, will have no voting rights with respect to matters that generally require the approval of our voting common shareholders. Holders of preferred stock have voting rights that are generally limited to, with respect to the series of preferred stock held, (i) authorizing, creating or issuing any capital stock ranking senior to the such preferred stock as to dividends or the distribution of assets upon liquidation, and (ii) amending, altering or repealing any provision of our Articles of Incorporation, so as to adversely affect the powers, preferences or special rights of such series of preferred stock.

We have not paid dividends on our common stock and are subject to regulatory restrictions on our ability to pay dividends.

We have not paid any dividends on our common stock since inception and have instead utilized our earnings to finance the growth and development of our business. In addition, if we decide to pay dividends on our common stock in the future (and we have not made such a decision), we are subject to certain restrictions as a result of banking laws, regulations and policies. Moreover, because TriState Capital Bank is our most significant asset, our ability to pay dividends to our shareholders depends in large part on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. Finally, so long as any shares of our Series A Preferred Stock or Series B Preferred Stock remain outstanding, unless we have paid in full (or declared and set aside funds sufficient for) applicable dividends on the Preferred Stock, we may not declare or pay any dividend on our common stock, other than a dividend payable solely in shares of common stock or in connection with a shareholder rights plan.

Our corporate governance documents, and certain applicable corporate and banking laws, could make a takeover more difficult.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office consists of leased office space located at One Oxford Centre, Suite 2700, 301 Grant Street, Pittsburgh, Pennsylvania. We also lease office space for each of our four representative bank offices in the metropolitan areas of Philadelphia, Pennsylvania; Cleveland, Ohio; Edison, New Jersey; and New York, New York; and we lease office space for Chartwell Investment Partners, LLC in Berwyn, Pennsylvania. The leases for our facilities have terms expiring at dates ranging from 2020 and 2036, although certain of the leases contain options to extend beyond these dates. We believe that our current facilities are adequate for our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the year ended December 31, 2019, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TSC.” On December 31, 2019, there were approximately 158 holders of record of our common stock, listed with our registered agent.

No cash dividends have ever been paid by us on our common stock. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank and Chartwell subsidiaries. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending December 31, 2019, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2014. The performance graph represents past performance and should not be considered to be an indication of future performance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended December 31, 2019:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	—	$—	—	$10,428,804
November 1, 2019 - November 30, 2019	4,483	23.44	—	10,428,804
December 1, 2019 - December 31, 2019	8,647	24.89	—	10,428,804
Total	13,130	$24.39	—	$10,428,804

(1)
The 13,130 shares of treasury stock in the table above were acquired in connection with the exercise, net settlement, cancellation, or vesting of equity awards. These shares were not part of a publicly announced plan or program.

(2)
On October 16, 2018, the Board approved a share repurchase program of up to $5 million. On July 15, 2019, the Board approved an additional share repurchase program of up to $10 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions, as well as purchases of shares or the options to acquire shares subject to common stock incentive compensation award agreements from officers, directors or employees of the Company.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2019, 2018 and 2017, and the selected balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2016 and 2015, and the selected balance sheet data as of December 31, 2017, 2016 and 2015, from our audited consolidated financial statements not included in this Form 10-K. The performance, asset quality and capital ratios are unaudited and derived from the audited financial statements as of and for the years presented. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Period-end balance sheet data:
Cash and cash equivalents	$403,855	$189,985	$156,153	$103,994	$96,676
Total investment securities	469,150	466,759	220,552	238,473	225,411
Loans and leases held-for-investment	6,577,559	5,132,873	4,184,244	3,401,054	2,841,284
Allowance for loan and lease losses	(14,108)	(13,208)	(14,417)	(18,762)	(17,974)
Loans and leases held-for-investment, net	6,563,451	5,119,665	4,169,827	3,382,292	2,823,310
Goodwill and other intangibles, net	65,854	67,863	65,358	67,209	50,816
Other assets	263,500	191,383	166,007	138,489	105,958
Total assets	$7,765,810	$6,035,655	$4,777,897	$3,930,457	$3,302,171

Deposits	$6,634,613	$5,050,461	$3,987,611	$3,286,779	$2,689,844
Borrowings, net	355,000	404,166	335,913	239,510	254,308
Other liabilities	154,916	101,674	65,302	52,361	32,042
Total liabilities	7,144,529	5,556,301	4,388,826	3,578,650	2,976,194
Preferred stock	116,079	38,468	—	—	—
Common shareholders' equity	505,202	440,886	389,071	351,807	325,977
Total shareholders' equity	621,281	479,354	389,071	351,807	325,977
Total liabilities and shareholders' equity	$7,765,810	$6,035,655	$4,777,897	$3,930,457	$3,302,171

Income statement data:
Interest income	$262,447	$199,786	$134,295	$98,312	$83,596
Interest expense	135,390	86,382	42,942	23,499	15,643
Net interest income	127,057	113,404	91,353	74,813	67,953
Provision (credit) for loan and lease losses	(968)	(205)	(623)	838	13
Net interest income after provision for loan and lease losses	128,025	113,609	91,976	73,975	67,940
Non-interest income:
Investment management fees	36,442	37,647	37,100	37,035	29,618
Net gain (loss) on the sale and call of debt securities	416	(70)	310	77	33
Other non-interest income	15,924	10,340	9,556	9,396	5,832
Total non-interest income	52,782	47,917	46,966	46,508	35,483
Non-interest expense:
Intangible amortization expense	2,009	1,968	1,851	1,753	1,558
Change in fair value of acquisition earn out	—	(218)	—	(3,687)	—
Other non-interest expense	110,140	99,407	89,621	80,728	68,485
Non-interest expense	112,149	101,157	91,472	78,794	70,043
Income before tax	68,658	60,369	47,470	41,689	33,380
Income tax expense	8,465	5,945	9,482	13,048	10,892
Net income	$60,193	$54,424	$37,988	$28,641	$22,488
Preferred stock dividends	5,753	2,120	—	—	—
Net income available to common shareholders	$54,440	$52,304	$37,988	$28,641	$22,488

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Per share and share data:
Earnings per common share:
Basic	$1.95	$1.90	$1.38	$1.04	$0.81
Diluted	$1.89	$1.81	$1.32	$1.01	$0.80
Book value per common share	$17.21	$15.27	$13.61	$12.38	$11.62
Tangible book value per common share (1)	$14.97	$12.92	$11.32	$10.02	$9.81
Common shares outstanding, at end of period	29,355,986	28,878,674	28,591,101	28,415,654	28,056,195
Weighted average common shares outstanding:
Basic	27,864,933	27,583,519	27,550,833	27,593,725	27,771,345
Diluted	28,833,335	28,833,396	28,711,322	28,359,152	28,237,453

Performance ratios:
Return on average assets	0.89%	1.04%	0.89%	0.81%	0.74%
Return on average common equity	11.47%	12.57%	10.30%	8.48%	7.13%
Net interest margin (2)	1.97%	2.26%	2.25%	2.23%	2.36%
Total revenue (1)	$179,423	$161,391	$138,009	$121,244	$103,403
Pre-tax, pre-provision net revenue (1)	$67,274	$60,234	$46,537	$42,450	$33,360
Bank efficiency ratio (1)	54.49%	53.09%	57.39%	61.17%	62.30%
Non-interest expense to average assets	1.66%	1.93%	2.15%	2.23%	2.32%

Asset quality:
Non-performing loans	$184	$2,237	$3,183	$17,790	$16,660
Non-performing assets	$4,434	$5,661	$6,759	$21,968	$18,390
Other real estate owned	$4,250	$3,424	$3,576	$4,178	$1,730
Non-performing assets to total assets	0.06%	0.09%	0.14%	0.56%	0.56%
Non-performing loans to total loans	—%	0.04%	0.08%	0.52%	0.59%
Allowance for loan and lease losses to loans	0.21%	0.26%	0.34%	0.55%	0.63%
Allowance for loan and lease losses to non-performing loans	7,667.39%	590.43%	452.94%	105.46%	107.89%
Net charge-offs (recoveries)	$(1,868)	$1,004	$3,722	$50	$2,312
Net charge-offs (recoveries) to average total loans	(0.03)%	0.02%	0.10%	—%	0.09%

Capital ratios:
Average equity to average assets	8.29%	8.49%	8.65%	9.56%	10.43%
Tier 1 leverage ratio	7.54%	7.28%	7.25%	7.90%	9.05%
Common equity tier 1 risk-based capital ratio	9.32%	9.64%	11.14%	11.49%	12.20%
Tier 1 risk-based capital ratio	11.75%	10.58%	11.14%	11.49%	12.20%
Total risk-based capital ratio	12.05%	10.86%	11.72%	12.66%	13.88%

Investment Management Segment:
Assets under management	$9,701,000	$9,189,000	$8,309,000	$8,055,000	$8,005,000
EBITDA (1)	$5,824	$6,900	$7,421	$13,208	$8,481

(1)
These measures are not measures recognized under GAAP and are therefore considered to be non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.

(2)	Net interest margin is calculated on a fully taxable equivalent basis.

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “pre-tax, pre-provision net revenue,” “efficiency ratio” and “EBITDA.” These non-GAAP financial measures are supplemental measures that we believe provide management and our investors with a more detailed understanding of our performance, although these measures are not necessarily comparable to similar measures that may be presented by other companies. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP.

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

“Pre-tax, pre-provision net revenue” is defined as net income, without giving effect to loan and lease loss provision and income taxes and excluding gains and losses on the sale and call of investment securities. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for loan and lease losses and changes in our tax rates and other items that are unrelated to our core business.

“Efficiency ratio” is defined as non-interest expense divided by total revenue. We believe this measure allows management and investors to better assess our operating expenses in relation to our core operating revenue, particularly at the Bank.

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

	December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Tangible common equity and tangible book value per common share:
Common shareholders' equity	$505,202	$440,886	$389,071	$351,807	$325,977
Less: goodwill and intangible assets	65,854	67,863	65,358	67,209	50,816
Tangible common equity (numerator)	$439,348	$373,023	$323,713	$284,598	$275,161
Common shares outstanding (denominator)	29,355,986	28,878,674	28,591,101	28,415,654	28,056,195
Tangible book value per common share	$14.97	$12.92	$11.32	$10.02	$9.81

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Total revenue and pre-tax, pre-provision net revenue:
Net interest income	$127,057	$113,404	$91,353	$74,813	$67,953
Total non-interest income	52,782	47,917	46,966	46,508	35,483
Less: net gain (loss) on the sale and call of debt securities	416	(70)	310	77	33
Total revenue	$179,423	$161,391	$138,009	$121,244	$103,403
Less: total non-interest expense	112,149	101,157	91,472	78,794	70,043
Pre-tax, pre-provision net revenue	$67,274	$60,234	$46,537	$42,450	$33,360

BANK SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Bank total revenue:
Net interest income	$127,996	$115,455	$93,380	$76,727	$69,899
Total non-interest income	15,467	11,042	9,864	9,470	5,873
Less: net gain (loss) on the sale and call of debt securities	416	(70)	310	77	33
Bank total revenue	$143,047	$126,567	$102,934	$86,120	$75,739

Bank efficiency ratio:
Total non-interest expense (numerator)	$77,945	$67,190	$59,073	$52,676	$47,186
Total revenue (denominator)	$143,047	$126,567	$102,934	$86,120	$75,739
Bank efficiency ratio	54.49%	53.09%	57.39%	61.17%	62.30%

INVESTMENT MANAGEMENT SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Investment Management EBITDA:
Net income	$2,433	$3,851	$4,551	$6,933	$4,368
Income tax expense	918	579	522	4,357	2,477
Depreciation expense	464	502	497	165	78
Intangible amortization expense	2,009	1,968	1,851	1,753	1,558
EBITDA	$5,824	$6,900	$7,421	$13,208	$8,481

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the years ended December 31, 2019 and 2018. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained herein.

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

General

We are a bank holding company that operates through two reportable segments: Bank and Investment Management. Through TriState Capital Bank, a Pennsylvania chartered bank (the “Bank”), the Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals and trusts. The Bank segment generates most of its revenue from interest on loans and investments, swap fees, loan fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits and its secondary source of funding is borrowings. The Bank’s largest expenses are interest on these deposits and borrowings, and salaries and related employee benefits. Through Chartwell Investment Partners, LLC, an SEC registered investment adviser (“Chartwell”), the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through Chartwell TSC Securities Corp., our registered broker/dealer subsidiary (“CTSC Securities”). The Investment Management segment generates its revenue from investment management fees earned on assets under management and its largest expenses are salaries and related employee benefits.

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

2019 Compared to 2018 Operating Performance

For the year ended December 31, 2019, our net income available to common shareholders was $54.4 million compared to $52.3 million in 2018, an increase of $2.1 million, or 4.1%. This increase was primarily due to the net impact of (1) a $13.7 million, or 12.0%, increase in our net interest income; (2) an increase in the credit to provision for loan and lease losses of $763,000; (3) an increase of $4.9 million, or 10.2%, in non-interest income; offset by (4) an increase of $11.0 million, or 10.9%, in our non-interest expense; (5) a $2.5 million increase in income taxes; and (6) an increase in preferred stock dividends of $3.6 million.

Our diluted earnings per share (“EPS”) was $1.89 for the year ended December 31, 2019, compared to $1.81 in 2018. The increase in diluted EPS was a result of the continued growth of our business lines, which was the driver of additional net income available to common shareholders.

For the year ended December 31, 2019, total revenue increased $18.0 million, or 11.2%, to $179.4 million from $161.4 million in 2018, driven largely by higher net interest income and swap fees for the Bank.

Our net interest margin was 1.97% for the year ended December 31, 2019, as compared to 2.26% in 2018. The decrease in net interest margin for the year ended December 31, 2019, was driven by an increase of 41 basis points in the cost of interest-bearing liabilities, partially offset by an increase of 10 basis points in the yield on loans.

Our loans are predominantly variable rate loans indexed to 1-month LIBOR and our deposits are a combination of fixed-rate time deposits and variable rate deposits, some of which are indexed or otherwise priced in reference to the Effective Federal Funds Rate. When the financial markets anticipate an interest rate cut, LIBOR rates typically decrease in advance of action taken by the Federal Reserve, which compresses and can invert the historical spread between 1-month LIBOR and the Effective Federal Funds Rate. This occurred at certain times during the year ended December 31, 2019. In addition, we intentionally increased our liquid assets as a component of our assets and our deposits as portion of our assets for the express purpose of carrying more on balance sheet liquidity. This increased the level of liquid assets that were generating lower returns based on the interest rate environment and interest rate term structure curve. Also, certain hedge arrangements that we had in place which provided beneficial pricing on certain liquidity expired in 2019 and could not be replicated in the 2019 interest rate environment. All of this contributed to the compression of our net interest margin, impacted our net interest income and our rate of revenue growth, and affected profitability ratios such as the Bank’s efficiency ratio, return on average assets, and return on average common equity.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $36.4 million for the year ended December 31, 2019, as compared to $37.6 million in 2018. The decrease was driven by a lower weighted average fee rate from the change in asset composition across investment products, partially offset by higher assets under management. Assets under management were $9.70 billion as of December 31, 2019, an increase of $512.0 million from December 31, 2018, driven by market appreciation of $1.3 billion, partially offset by net outflows of $771.0 million. The non-interest income from the Bank’s operations, which consisted of swap fee revenue, loan and service fees, and treasury management program fees, grew to $15.5 million from $11.0 million in 2018.

For the year ended December 31, 2019, the Bank’s efficiency ratio was 54.49%, as compared to 53.09% in 2018. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 13.0% and growth in the Bank’s non-interest expense of 16.0%. Non-interest expense was $112.1 million for the year ended December 31, 2019, which included approximately $850,000 of expenses related to the due diligence with an investment management acquisition candidate, which concluded before the parties reached a definitive agreement. Our non-interest expense to average assets for the year ended December 31, 2019, was 1.66%, as compared to 1.93% in 2018.

Our return on average assets (net income to average total assets) was 0.89% for the year ended December 31, 2019, as compared to 1.04% in 2018. Our return on average common equity (net income available to common shareholders to average common equity) was 11.47% for the year ended December 31, 2019, as compared to 12.57% in 2018.

Total assets of $7.77 billion as of December 31, 2019, increased $1.73 billion, or 28.7%, from December 31, 2018. Loans and leases held-for-investment grew by $1.44 billion to $6.58 billion as of December 31, 2019, an increase of 28.1% from December 31, 2018, as a result of growth in our commercial and private banking loan and lease portfolios. Total deposits increased $1.58 billion, or 31.4%, to $6.63 billion as of December 31, 2019, from $5.05 billion as of December 31, 2018.

Our ratio of adverse-rated credits to total loans increased to 0.53% at December 31, 2019, from 0.48% at December 31, 2018. Our ratio of allowance for loan and lease losses to loans decreased to 0.21% as of December 31, 2019, from 0.26% as of December 31, 2018, reflecting growing history of few credit losses, current low non-performing loans and lower levels of provision required for private banking loans. We had a credit to provision for loan and lease losses of $968,000 for the year ended December 31, 2019, primarily due to recoveries of $2.0 million in the commercial and industrial portfolio, partially offset by a net increase in general reserves of $1.2 million due to growth of the loan and lease portfolio.

Our book value per common share increased $1.94, or 12.7%, to $17.21 as of December 31, 2019, from $15.27 as of December 31, 2018, largely as a result of an increase in our net income available to common shareholders, partially offset by the issuance of restricted stock during year ended December 31, 2019.

2018 Compared to 2017 Operating Performance

For the year ended December 31, 2018, our net income available to common shareholders was $52.3 million compared to $38.0 million in 2017, an increase of $14.3 million, or 37.7%. This increase was primarily due to the net impact of (1) a $22.1 million, or 24.1%, increase in our net interest income; (2) a decrease in the credit to provision for loan losses of $418,000; (3) an increase of $951,000, or 2.0%, in non-interest income; offset by (4) an increase of $9.7 million, or 10.6%, in our non-interest expense; (5) a $3.5 million decrease in income taxes; and (6) an increase in preferred stock dividends of $2.1 million.

Our diluted EPS was $1.81 for the year ended December 31, 2018, compared to $1.32 in 2017. The increase in diluted EPS was a result of our continued growth in net income available to common shareholders.

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

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 70.8%, 70.3% and 66.2% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2019, 21% for 2018 and 35% for 2017.

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest income	$262,447	$199,786	$134,295
Fully taxable equivalent adjustment	101	112	241
Interest income adjusted	262,548	199,898	134,536
Less: interest expense	135,390	86,382	42,942
Net interest income adjusted	$127,158	$113,516	$91,594

Yield on earning assets (1)	4.06%	3.98%	3.30%
Cost of interest-bearing liabilities	2.34%	1.93%	1.18%
Net interest spread (1)	1.72%	2.05%	2.12%
Net interest margin (1)	1.97%	2.26%	2.25%

(1)	Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the years ended December 31, 2019, 2018 and 2017. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2019, 21% for 2018 and 35% for 2017.

	Years Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$313,413	$6,628	2.11%	$188,921	$3,598	1.90%	$126,888	$1,466	1.16%
Federal funds sold	8,803	167	1.90%	8,315	156	1.88%	6,923	68	0.98%
Debt securities available-for-sale	250,064	8,119	3.25%	205,652	6,195	3.01%	144,735	3,122	2.16%
Debt securities held-to-maturity	193,443	6,921	3.58%	90,895	3,399	3.74%	58,635	2,463	4.20%
Debt securities trading	—	—	—%	—	—	—%	188	4	2.13%
Equity securities	6,733	115	1.71%	10,517	277	2.63%	8,539	266	3.12%
FHLB stock	18,043	1,270	7.04%	15,136	924	6.10%	13,286	603	4.54%
Total loans and leases	5,669,507	239,328	4.22%	4,500,117	185,349	4.12%	3,711,701	126,544	3.41%
Total interest-earning assets	6,460,006	262,548	4.06%	5,019,553	199,898	3.98%	4,070,895	134,536	3.30%
Other assets	281,171			221,467			193,532
Total assets	$6,741,177			$5,241,020			$4,264,427

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$1,058,064	$21,480	2.03%	$612,921	$11,440	1.87%	$336,337	$3,706	1.10%
Money market deposit accounts	2,943,541	69,336	2.36%	2,429,203	45,106	1.86%	1,999,399	22,350	1.12%
Certificates of deposit	1,371,038	34,776	2.54%	1,071,556	21,947	2.05%	967,503	11,429	1.18%
Borrowings:
FHLB borrowings	394,480	8,639	2.19%	325,356	5,555	1.71%	295,315	3,152	1.07%
Line of credit borrowings	1,234	68	5.51%	2,568	119	4.63%	2,214	90	4.07%
Subordinated notes payable, net	17,335	1,091	6.29%	34,807	2,215	6.36%	34,605	2,215	6.40%
Total interest-bearing liabilities	5,785,692	135,390	2.34%	4,476,411	86,382	1.93%	3,635,373	42,942	1.18%
Noninterest-bearing deposits	267,846			244,090			210,860
Other liabilities	128,618			75,473			49,279
Shareholders' equity	559,021			445,046			368,915
Total liabilities and shareholders' equity	$6,741,177			$5,241,020			$4,264,427

Net interest income (1)		$127,158			$113,516			$91,594
Net interest spread			1.72%			2.05%			2.12%
Net interest margin (1)			1.97%			2.26%			2.25%

(1)	Calculated on a fully taxable equivalent basis.

Net Interest Income for the Years Ended December 31, 2019 and 2018. Net interest income, calculated on a fully taxable equivalent basis, increased $13.6 million, or 12.0%, to $127.2 million for the year ended December 31, 2019, from $113.5 million in 2018. The increase in net interest income for the year ended December 31, 2019, was primarily attributable to a $1.44 billion, or 28.7%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects an increase of $62.7 million, or 31.3%, in interest income, partially offset by an increase of $49.0 million, or 56.7%, in interest expense. Net interest margin decreased to 1.97% for the year ended December 31, 2019, as compared to 2.26% in 2018, driven higher costs of funds, partially offset by a higher yield on our loan portfolio.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $1.17 billion, or 26.0% and an increase of 10 basis points in yield on our loans. The yield on our loan portfolio was primarily driven by the direction and timing of the Federal Reserve’s target Federal Funds Rate changes, which impacted our floating-rate loans. The change in yield is also attributable to our continuing gradual shift towards lower-risk marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets increased 8 basis points to 4.06% for the year ended December 31, 2019, as compared to 3.98% in 2018, primarily from the higher loan yields.

The increase in interest expense on interest-bearing liabilities was primarily the result of an increase of 41 basis points in the average rate paid on our average interest-bearing liabilities, as well as an increase of $1.31 billion, or 29.2%, in average interest-bearing liabilities for the year ended December 31, 2019, compared to 2018. The increase in average rate paid was reflective of increases in rates paid in all interest-bearing deposit categories, FHLB borrowings and line of credit borrowings, which was driven by the direction and timing of the Federal Reserve’s target Federal Funds Rate changes, which impacted our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $514.3 million in average money market deposit accounts, an increase of $445.1 million in average interest-bearing checking accounts and an increase of $299.5 million in average certificates of deposit.

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

	Years Ended December 31,
	2019 over 2018
(Dollars in thousands)	Yield/Rate	Volume	Change (1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$435	$2,595	$3,030
Federal funds sold	2	9	11
Debt securities available-for-sale	510	1,414	1,924
Debt securities held-to-maturity	(153)	3,675	3,522
Equity securities	(80)	(82)	(162)
FHLB stock	153	193	346
Total loans and leases	4,720	49,259	53,979
Total increase in interest income	5,587	57,063	62,650
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	1,082	8,958	10,040
Money market deposit accounts	13,549	10,681	24,230
Certificates of deposit	5,906	6,923	12,829
Borrowings:
FHLB borrowings	1,761	1,323	3,084
Line of credit borrowings	19	(70)	(51)
Subordinated notes payable, net	(24)	(1,100)	(1,124)
Total increase in interest expense	22,293	26,715	49,008
Total increase (decrease) in net interest income	$(16,706)	$30,348	$13,642

(1)
The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Years Ended December 31,
	2018 over 2017
(Dollars in thousands)	Yield/Rate	Volume	Change (1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$1,216	$916	$2,132
Federal funds sold	72	16	88
Debt securities available-for-sale	1,491	1,582	3,073
Debt securities held-to-maturity	(295)	1,231	936
Debt securities trading	—	(4)	(4)
Equity securities	(45)	56	11
FHLB stock	229	92	321
Total loans and leases	29,100	29,705	58,805
Total increase in interest income	31,768	33,594	65,362
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	3,539	4,195	7,734
Money market deposit accounts	17,172	5,584	22,756
Certificates of deposit	9,174	1,344	10,518
Borrowings:
FHLB borrowings	2,054	349	2,403
Line of credit borrowings	14	15	29
Subordinated notes payable, net	(13)	13	—
Total increase in interest expense	31,940	11,500	43,440
Total increase (decrease) in net interest income	$(172)	$22,094	$21,922

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

We recorded a credit to provision for loan and lease losses of $968,000 for the year ended December 31, 2019, compared to a credit to provision for loan losses of $205,000 for the year ended December 31, 2018, and a credit to provision for loan losses of $623,000 for the year ended December 31, 2017.

The credit to provision for loan and lease losses for the year ended December 31, 2019, was comprised of recoveries of $2.0 million related to commercial and industrial loans and a net decrease of $266,000 in specific reserves primarily due to paydowns of these non-performing loans and collateral related to an impaired loan that was transferred to OREO, partially offset by a net increase of $1.2 million in general reserves due to growth of the loan and lease portfolio and charge-offs of $112,000.

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

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019				Year Ended December 31, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$36,889	$(447)	$36,442	$—	$37,939	$(292)	$37,647
Service charges on deposits	559	—	—	559	570	—	—	570
Net gain (loss) on the sale and call of debt securities	416	—	—	416	(70)	—	—	(70)
Swap fees	11,029	—	—	11,029	7,311	—	—	7,311
Commitment and other loan fees	1,788	—	—	1,788	1,411	—	—	1,411
Bank owned life insurance income	1,736	—	—	1,736	1,716	—	—	1,716
Other income (loss)	(61)	31	842	812	104	1	(773)	(668)
Total non-interest income	$15,467	$36,920	$395	$52,782	$11,042	$37,940	$(1,065)	$47,917

Non-Interest Income for the Years Ended December 31, 2019 and 2018. Our non-interest income was $52.8 million for the year ended December 31, 2019, an increase of $4.9 million, or 10.2%, from $47.9 million for 2018. This increase was primarily related to increases in swap fees and commitment and other loan fees and higher net gain on debt securities, partially offset by lower investment management fees and other income (loss), as follows:

Bank Segment:

•
Swap fees increased $3.7 million for the year ended December 31, 2019, as compared to 2018, due to an increase in the number of customer swap transactions closed during the year. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is strong customer demand for long-term interest rate protection in the current interest rate environment and we continue to run the business to increase demand through targeted loan production, enhanced messaging of the opportunity, process optimization and refined emphasis on marketing swaps to a broader portion of our loan portfolio, including loans collateralized by marketable securities.

•	There was a net gain on the sale and call of debt securities of $416,000 for the year ended December 31, 2019, as compared to a net loss of $70,000 for the year ended December 31, 2018.

•
Commitment and other loan fees increased $377,000 for the year ended December 31, 2019 primarily due to higher unused commitment fee income and other loan fee income due to the continued growth in our loan and lease portfolio.

•	Other income (loss) decreased $165,000 for the year ended December 31, 2019, as compared to 2018, primarily due to a loss on the sale of OREO and lower unrealized gains on swaps.

Investment Management Segment:

•
Investment management fees decreased $1.1 million for the year ended December 31, 2019, as compared to 2018, primarily due to a shift in the asset composition across investment products which resulted in a lower weighted average fee rate of 0.36% for the year ended December 31, 2019, compared to 0.39% for the year ended December 31, 2018, partially offset by higher assets under management of $512.0 million. For additional information on assets under management, refer to Item 1, Business - Investment Management Products.

Parent and Other

•
Other income was comprised of a net gain on equity securities of $842,000 for the year ended December 31, 2019, as compared to a net loss of $773,000 for the year ended December 31, 2018. These equity securities were related to our mutual funds invested in short-duration, corporate bonds and mid-cap value equities, which were sold by December 31, 2019.

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018				Year Ended December 31, 2017
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$37,939	$(292)	$37,647	$—	$37,309	$(209)	$37,100
Service charges on deposits	570	—	—	570	399	—	—	399
Net gain on the sale and call of debt securities	(70)	—	—	(70)	310	—	—	310
Swap fees	7,311	—	—	7,311	5,353	—	—	5,353
Commitment and other loan fees	1,411	—	—	1,411	1,462	—	—	1,462
Bank owned life insurance income	1,716	—	—	1,716	1,778	—	—	1,778
Other income	104	1	(773)	(668)	562	2	—	564
Total non-interest income	$11,042	$37,940	$(1,065)	$47,917	$9,864	$37,311	$(209)	$46,966

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

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019				Year Ended December 31, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$46,841	$22,335	$—	$69,176	$41,226	$23,545	$—	$64,771
Premises and occupancy costs	5,546	1,195	—	6,741	4,444	1,136	—	5,580
Professional fees	5,170	1,159	(141)	6,188	3,642	1,058	29	4,729
FDIC insurance expense	5,292	—	—	5,292	4,543	—	—	4,543
General insurance expense	825	272	—	1,097	762	268	—	1,030
State capital shares tax	420	—	—	420	1,521	—	—	1,521
Travel and entertainment expense	3,481	1,139	—	4,620	2,864	952	—	3,816
Data processing expense	1,848	—	—	1,848	1,565	—	—	1,565
Charitable contributions	1,136	21	—	1,157	1,028	11	—	1,039
Intangible amortization expense	—	2,008	—	2,008	—	1,968	—	1,968
Change in fair value of acquisition earn out	—	—	—	—	—	(218)	—	(218)
Other operating expenses (1)	7,386	5,440	776	13,602	5,595	4,790	428	10,813
Total non-interest expense	$77,945	$33,569	$635	$112,149	$67,190	$33,510	$457	$101,157
Full-time equivalent employees (2)	219	57	—	276	189	68	—	257

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2019 and 2018. Our non-interest expense for the year ended December 31, 2019, increased $11.0 million, or 10.9%, as compared to 2018, of which $10.8 million relates to the increase in expenses of the Bank segment and $59,000 relates to the increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
Compensation and employee benefits of the Bank segment for the year ended December 31, 2019, increased by $5.6 million compared to 2018, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
Premises and occupancy costs for the year ended December 31, 2019, increased by $1.1 million compared to 2018, primarily due to continued improvements to our infrastructure, including additional office space in our Pittsburgh headquarters and investments in technology.

•
Professional fees for the year ended December 31, 2019, increased by $1.5 million compared to 2018, primarily due to continued growth in loan production and certain routine accounting and regulatory matters.

•
FDIC insurance expense for the year ended December 31, 2019, increased by $749,000 compared to 2018, due to the increase in the Bank’s assets. This variance also included a bank assessment credit applicable to certain banks related to the deposit insurance fund reserve ratio exceeding a target threshold.

•	State capital shares tax for the year ended December 31, 2019, decreased by $1.1 million compared to 2018, due to a recent favorable tax ruling received by the Company.

•
Travel and entertainment expense for the year ended December 31, 2019, increased by $617,000 compared to 2018, primarily due to a higher level of officer and relationship manager business development efforts consistent with our continued growth.

•
Other operating expenses for the year ended December 31, 2019, increased by $1.8 million compared to 2018, primarily due to a valuation adjustment on OREO, an increase in organization dues and subscriptions, higher marketing expenses and higher loan related expenses due to the continued growth in our loan and lease portfolio.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the year ended December 31, 2019, decreased by $1.2 million compared to 2018, primarily due to decreases in full-time equivalent employees and incentive and stock-based compensation expenses.

•
Professional fees for the year ended December 31, 2019, increased by $101,000 compared to 2018, primarily related to costs for due diligence on and discussions with an investment management acquisition, which concluded before the parties reached a definitive agreement, partially offset by lower organizational costs associated with the mutual fund complex.

•
Travel and entertainment expense for the year ended December 31, 2019, increased by $187,000 compared to 2018, primarily related to the previous mentioned due diligence on an investment management acquisition candidate.

•
Other operating expenses for the year ended December 31, 2019, increased by $650,000 compared to 2018, primarily due to higher investment research fees and marketing fees, partially offset by lower mutual fund platform distribution expense.

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

•	Premises and occupancy costs for the year ended December 31, 2018, increased by $594,000 compared to 2017, primarily due to continued improvements to our infrastructure.

•	Professional fees for the year ended December 31, 2018, increased by $443,000 compared to 2017, due to general growth in the business.

•	FDIC insurance expense for the year ended December 31, 2018, increased by $305,000 compared to 2017, due to the growth in the Bank’s assets.

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

•
Other operating expenses for the year ended December 31, 2018, increased by $329,000 compared to 2017, primarily due to higher costs of information services of $337,000 associated with our private banking loans and higher provision for unfunded commitments of $184,000, partially offset by lower marketing expenses of $298,000.

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

•
There was a decrease in the fair value of the Columbia acquisition earn out of $218,000 for the year ended December 31, 2018, based on management’s final determination of the annualized run-rate revenue of Columbia at December 31, 2018. For additional information, refer to Note 2, Investment Securities, to our consolidated financial statements.

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

Income Taxes for the Years Ended December 31, 2019 and 2018. For the year ended December 31, 2019, we recognized income tax expense of $8.5 million, or 12.3% of income before tax, as compared to income tax expense of $5.9 million, or 9.8% of income before tax, for 2018. Our effective tax rate for the year ended December 31, 2019, increased to 12.3% as compared to the prior year largely due to the amount and timing of tax credits recognized during the year ended December 31, 2019 compared to 2018.

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

Financial Condition

Our total assets as of December 31, 2019, were $7.77 billion, an increase of $1.73 billion, or 28.7%, from December 31, 2018, driven primarily by growth in our loan and lease portfolio and cash and cash equivalents. As of December 31, 2019, our loan portfolio was $6.58 billion, an increase of $1.44 billion, or 28.1%, from $5.13 billion, as of December 31, 2018. Total investment securities increased $2.4 million, or 0.5%, to $469.2 million, as of December 31, 2019, from $466.8 million as of December 31, 2018. Cash and cash equivalents increased $213.9 million to $403.9 million as of December 31, 2019, from $190.0 million as of December 31, 2018. Our Asset and Liability Committee (“ALCO”) is responsible for managing the investment portfolio and liquidity of the Bank, among other responsibilities. Given the current overall interest rate environment and the strength of our loan growth, our ALCO has kept excess liquidity in interest-earning cash deposits.

As of December 31, 2019, our total deposits were $6.63 billion, an increase of $1.58 billion, or 31.4%, from December 31, 2018, and were primarily used to fund loan growth. Net borrowings decreased $49.2 million, or 12.2%, to $355.0 million as of December 31, 2019, compared to $404.2 million as of December 31, 2018. Our shareholders’ equity increased $141.9 million to $621.3 million as of December 31, 2019, compared to $479.4 million as of December 31, 2018. This increase was primarily the result of the issuance of $77.6 million in preferred stock, $60.2 million in net income, the impact of $8.8 million in stock-based compensation, an increase of $2.5 million in other accumulated comprehensive income and $900,000 in proceeds from stock option exercises, partially offset by preferred stock dividends declared of $5.8 million and the purchase of $2.3 million in treasury stock.

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

The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Private banking loans	$3,695,402	$2,869,543	$2,265,737	$1,735,928	$1,344,864
Middle-market banking loans:
Commercial and industrial	1,085,709	785,320	667,684	587,423	634,232
Commercial real estate	1,796,448	1,478,010	1,250,823	1,077,703	862,188
Total middle-market banking loans	2,882,157	2,263,330	1,918,507	1,665,126	1,496,420
Loans and leases held-for-investment	$6,577,559	$5,132,873	$4,184,244	$3,401,054	$2,841,284

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $1.44 billion, or 28.1%, to $6.58 billion as of December 31, 2019, as compared to December 31, 2018. Our growth for the year ended December 31, 2019, was comprised of an increase in private banking loans of $825.9 million, or 28.8%; an increase in commercial real estate loans of $318.4 million, or 21.5%; and an increase in commercial and industrial loans and leases of $300.4 million, or 38.3%.

Loans and leases held-for-investment increased by $948.6 million, or 22.7%, to $5.13 billion as of December 31, 2018, as compared to December 31, 2017. Our growth for the year ended December 31, 2018, was comprised of an increase in private banking loans of $603.8 million, or 26.6%; an increase in commercial real estate loans of $227.2 million, or 18.2%; and an increase in commercial and industrial loans and leases of $117.6 million, or 17.6%.

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel (which operates on a national basis), including referral relationships with financial intermediaries. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that are secured by cash, marketable securities. We also originate loans that are secured by cash value life insurance and to a lessor extent residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of December 31, 2019, private banking loans were approximately $3.70 billion, or 56.2% of loans held-for-investment, of which $3.60 billion, or 97.4%, were secured by cash, marketable securities and/or cash value life insurance. As of December 31, 2018, private banking loans were approximately $2.87 billion, or 55.9% of loans held-for-investment, of which $2.77 billion, or 96.7%, were secured by cash, marketable securities and/or cash value life insurance. Our private banking lines of credit are typically due on demand. The growth in these loans is expected to increase, as a result of our continued focus on this portion of our private banking business. We believe we have strong competitive advantages in this line of business given our proprietary technology and distribution channels. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

	December 31,
(Dollars in thousands)	2019	2018	2017
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$3,599,198	$2,774,800	$2,142,384
Secured by real estate	62,782	69,766	93,169
Other	33,422	24,977	30,184
Total private banking loans	$3,695,402	$2,869,543	$2,265,737

As of December 31, 2019, there were $3.53 billion of total private banking loans with a floating interest rate and $169.4 million with a fixed interest rate, as compared to $2.75 billion and $122.6 million, respectively, as of December 31, 2018.

Middle-Market Banking: Commercial and Industrial Loans and Leases. Our commercial and industrial loan and lease portfolio primarily includes loans and leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases, except for certain commercial loans that are secured by marketable securities.

As of December 31, 2019, our commercial and industrial loans comprised $1.09 billion, or 16.5% of loans held-for-investment, as compared to $785.3 million, or 15.3%, as of December 31, 2018. As of December 31, 2019, there were $867.7 million of total commercial and industrial loans with a floating interest rate and $218.0 million with a fixed interest rate, as compared to $645.5 million and $139.8 million, respectively, as of December 31, 2018.

Middle-Market Banking: Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes, including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property, are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $210.7 million and $183.7 million of owner-occupied commercial real estate loans as of December 31, 2019 and December 31, 2018, respectively.

Commercial real estate loans as of December 31, 2019, totaled $1.80 billion, or 27.3% of loans held-for-investment, as compared to $1.48 billion, or 28.8%, as of December 31, 2018. As of December 31, 2019, $1.69 billion of total commercial real estate loans had a floating interest rate and $111.2 million had a fixed interest rate, as compared to $1.34 billion and $137.5 million, respectively, as of December 31, 2018.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed rates and adjustable rates in each maturity range as of the date indicated.

	December 31, 2019
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$3,507,874	$88,150	$99,378	$3,695,402
Commercial and industrial	279,245	593,741	212,723	1,085,709
Commercial real estate	212,140	812,693	771,615	1,796,448
Loans and leases held-for-investment	$3,999,259	$1,494,584	$1,083,716	$6,577,559

Interest rate sensitivity:
Fixed interest rates	$156,733	$174,490	$167,345	$498,568
Floating or adjustable interest rates	3,842,526	1,320,094	916,371	6,078,991
Loans and leases held-for-investment	$3,999,259	$1,494,584	$1,083,716	$6,577,559

(1)	The amounts outstanding reflected in the One Year or Less category in the table above include $3.47 billion of loans that are due on demand with no stated maturity.

Large Credit Relationships

We originate and maintain large credit relationships with numerous customers in the ordinary course of our business. We have established a preferred limit on loans that is significantly lower than our legal lending limit of approximately $82.1 million as of December 31, 2019. Our present preferred lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made based on the strength of the underlying credit and sponsor, type and composition of the credit exposure, collateral support, including over-collateralization and liquidity nature of collateral, structure of the credit facilities as well as the presence of other potential positive credit factors. Additionally, we review this along with other aspects of our credit policy which can change from time to time. As of December 31, 2019, our average commercial loan size was approximately $4.0 million and average private banking loan size was approximately $466,000.

The following table summarizes the aggregate committed and outstanding balances of our larger credit relationships as of December 31, 2019 and December 31, 2018.

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Number of Relationships	Commitment (based on availability)	Outstanding Balance	Number of Relationships	Commitment (based on availability)	Outstanding Balance
Large credit relationships:
>$25 million	17	$645,608	$442,437	6	$211,908	$192,083
>$20 million to $25 million	12	$273,908	$185,651	13	$297,174	$217,061
>$15 million to $20 million	38	$679,411	$423,893	22	$389,673	$259,635
>$10 million to $15 million	93	$1,138,966	$803,301	65	$832,005	$569,071

Approximately $1.27 billion and $817.1 million of commitments to large credit relationships were secured by cash, marketable securities and/or cash value life insurance as of December 31, 2019 and December 31, 2018, respectively.

Loan Pricing

We generally extend variable-rate loans on which the interest rate fluctuations are based upon a predetermined indicator, such as the LIBOR or United States prime rate. Our use of variable-rate loans is designed to mitigate our interest rate risk to the extent that the rates that we charge on our variable-rate loans will rise or fall in tandem with rates that we must pay to acquire deposits and vice versa. As of December 31, 2019, approximately 92.4% of our loans had a floating rate.

Interest Reserve Loans

As of December 31, 2019, loans with interest reserves totaled $348.0 million, which represented 5.3% of loans held-for-investment, as compared to $255.4 million, or 5.0%, as of December 31, 2018, largely attributable to growth in the commercial real estate portfolio.

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

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses represents our estimate of probable loan and lease losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan and lease portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the credit history of any of the three loan portfolios improves. Refer to Note 1, Summary of Significant Accounting Policies and Note 6, Allowance for Loan and Lease Losses, for more details on the Company’s allowance for loan and lease losses.

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
General reserves	$13,937	$12,771	$11,910	$11,823	$13,429
Specific reserves	171	437	2,507	6,939	4,545
Total allowance for loan and lease losses	$14,108	$13,208	$14,417	$18,762	$17,974
Allowance for loan and lease losses to loans and leases	0.21%	0.26%	0.34%	0.55%	0.63%

As of December 31, 2019, we had specific reserves totaling $171,000 related to impaired loans with an aggregated total outstanding balance of $171,000. As of December 31, 2018, we had specific reserves totaling $437,000 related to impaired loans with an aggregated total outstanding balance of $2.2 million. All loans with specific reserves were on non-accrual status as of December 31, 2019 and December 31, 2018.

The following tables summarize allowance for loan and lease losses and the percentage of loans by loan category, as of the dates indicated:

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,973	56.2%	$1,942	55.9%	$1,577	54.1%	$1,424	51.0%	$1,566	47.3%
Commercial and industrial	5,262	16.5%	5,764	15.3%	8,043	16.0%	12,326	17.3%	11,064	22.4%
Commercial real estate	6,873	27.3%	5,502	28.8%	4,797	29.9%	5,012	31.7%	5,344	30.3%
Total allowance for loan and lease losses	$14,108	100.0%	$13,208	100.0%	$14,417	100.0%	$18,762	100.0%	$17,974	100.0%

Allowance for Loan and Lease Losses as of December 31, 2019 and 2018. Our allowance for loan and lease losses was $14.1 million, or 0.21% of loans, as of December 31, 2019, as compared to $13.2 million, or 0.26% of loans, as of December 31, 2018. Our allowance for loan and lease losses related to private banking loans increased $31,000 from December 31, 2018 to December 31, 2019, which was attributable to higher general reserves due to growth in this portfolio, partially offset by lower specific reserves on non-performing loans. Our allowance for loan and lease losses related to commercial and industrial loans decreased $502,000 from December 31, 2018 to December 31, 2019, which was attributable to lower general reserves due to an improved credit loss history. Our allowance for loan and lease losses related to commercial real estate loans increased $1.4 million from December 31, 2018 to December 31, 2019, which was attributable to higher general reserves primarily due to growth in this portfolio.

Allowance for Loan and Lease Losses as of December 31, 2018 and 2017. Our allowance for loan losses was $13.2 million, or 0.26% of loans, as of December 31, 2018, as compared to $14.4 million, or 0.34% of loans, as of December 31, 2017, which reflects the change in composition of our loan portfolio over the past year, with a higher percentage of the portfolio in private banking loans secured by marketable securities, and also a decline in our adverse-rated credits. Our allowance for loan losses related to private banking loans increased $365,000 to $1.9 million as of December 31, 2018, as compared to $1.6 million as of December 31, 2017, which was attributable to higher general reserves due to growth in this portfolio and higher specific reserves on non-performing loans. Our allowance for loan losses related to commercial and industrial loans decreased $2.3 million to $5.8 million as of December 31, 2018, as compared to $8.0 million as of December 31, 2017, which was largely attributable to decreased specific reserves related to a charge-off. Our allowance for loan losses related to commercial real estate loans increased $705,000 to $5.5 million as of December 31, 2018, as compared to $4.8 million as of December 31, 2017, which was attributable to higher general reserves primarily due to growth in this portfolio.

Charge-Offs and Recoveries

Our charge-off policy for commercial and private banking loans and leases requires that obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan or lease. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. An obligation is not required to be charged off, regardless of delinquency status, if we have determined there exists sufficient collateral to protect the remaining loan or lease balance and there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including: the status of a bankruptcy proceeding, the value of collateral and probability of successful liquidation; and the status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the allowance for loan and lease losses and charge-offs, recoveries and provision for loan and lease losses for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Beginning balance	$13,208	$14,417	$18,762	$17,974	$20,273
Charge-offs:
Private banking	(112)	—	—	—	—
Commercial and industrial	—	(2,068)	(4,302)	(4,258)	(3,353)
Commercial real estate	—	—	—	—	—
Total charge-offs	(112)	(2,068)	(4,302)	(4,258)	(3,353)
Recoveries:
Private banking	—	—	—	—	13
Commercial and industrial	1,980	1,064	575	797	1,028
Commercial real estate	—	—	5	3,411	—
Total recoveries	1,980	1,064	580	4,208	1,041
Net recoveries (charge-offs)	1,868	(1,004)	(3,722)	(50)	(2,312)
Provision (credit) for loan and lease losses	(968)	(205)	(623)	838	13
Ending balance	$14,108	$13,208	$14,417	$18,762	$17,974

Net loan charge-offs (recoveries) to average total loans and leases	(0.03)%	0.02%	0.10%	—%	0.09%
Provision (credit) for loan and lease losses to average total loans and leases	(0.02)%	—%	(0.02)%	0.03%	—%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and including in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of December 31, 2019, 2018 and 2017, and there was no interest income recognized on loans while on non-accrual status for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, non-performing loans were $184,000, or 0% of total loans, compared to $2.2 million, or 0.04%, and $3.2 million, or 0.08%, as of December 31, 2018 and 2017, respectively. We had specific reserves of $171,000, $437,000 and $2.5 million as of December 31, 2019, 2018 and 2017, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 6.3%, 74.3% and 18.4% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of December 31, 2019, 2018 and 2017, respectively.

For additional information on our non-performing loans as of December 31, 2019, 2018 and 2017, refer to Note 6, Allowance for Loan and Lease Losses, to our consolidated financial statements.

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

We had non-performing assets of $4.4 million, or 0.06% of total assets, as of December 31, 2019, as compared to $5.7 million, or 0.09% of total assets, as of December 31, 2018. The decrease in non-performing assets was due to $6.4 million in charge-offs and paydowns on non-performing loans, partially offset by the addition of a new non-performing loan of $5.1 million. This decrease was considered within the assessment of the determination of the allowance for loan and lease losses. As of December 31, 2019, we had OREO properties totaling $4.3 million as compared to $3.4 million as of December 31, 2018.

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

The following table summarizes our non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Non-performing loans:
Private banking	$184	$2,237	$368	$517	$1,948
Commercial and industrial	—	—	2,815	17,273	11,800
Commercial real estate	—	—	—	—	2,912
Total non-performing loans	184	2,237	3,183	17,790	16,660
Other real estate owned	4,250	3,424	3,576	4,178	1,730
Total non-performing assets	$4,434	$5,661	$6,759	$21,968	$18,390

Non-performing troubled debt restructured loans	$171	$237	$3,183	$17,273	$12,894
Performing troubled debt restructured loans	$—	$—	$3,371	$471	$510
Non-performing loans to total loans	—%	0.04%	0.08%	0.52%	0.59%
Allowance for loan and lease losses to non-performing loans	7,667.39%	590.43%	452.94%	105.46%	107.89%
Non-performing assets to total assets	0.06%	0.09%	0.14%	0.56%	0.56%

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

For additional information on the age analysis of past due loans segregated by class of loan for December 31, 2019 and 2018, refer to Note 6, Allowance for Loan and Lease Losses, to our consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for December 31, 2019 and 2018, refer to Note 6, Allowance for Loan and Lease Losses, to our consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting liquidity management and interest rate risk management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities and, from time to time, debt securities held for trading purposes and equity securities. Also included in our investment securities is FHLB Stock. For additional information on FHLB stock, refer to Note 3, Investment Securities, to our consolidated financial statements. Debt securities purchased with the intent to sell under trading activity and equity securities are recorded at fair value and changes to fair value are recognized in non-interest income in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of December 31, 2019, we reported debt securities in available-for-sale and held-to-maturity categories, we also reported equity securities at certain times throughout the year, but no longer hold a position in these securities as of December 31, 2019. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, securities classified as available-for-sale are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

We perform a quarterly review of our investment securities to identify those that may indicate other-than-temporary impairment (“OTTI”). Our policy for OTTI is based on a number of factors, including but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its estimated fair value and, for debt securities, whether we intend to sell the security or if it is more likely than not that we will be required to sell the security prior to its recovery. If the financial markets experience deterioration, charges to income could occur in future periods as a result of OTTI determinations.

As of December 31, 2019, our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities portfolio consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as certain securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of December 31, 2019, was approximately 1.8, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The ALCO reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $248.8 million and $233.3 million in debt securities available-for-sale as of December 31, 2019 and December 31, 2018, respectively. The increase of $15.5 million was primarily attributable to purchases of $59.1 million made to strengthen the liquidity of the balance sheet, net of prepayments, including calls and maturities, of $43.7 million and sales of $7.0 million, of certain securities during the year ended December 31, 2019.

On a fair value basis, 45.8% of our available-for-sale debt securities as of December 31, 2019, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2018, floating-rate securities comprised 31.4% of our available-for-sale debt securities.

On a fair value basis, 22.1% of our available-for-sale debt securities as of December 31, 2019, were U.S. agency securities, which tend to have a lower risk profile, than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2018, agency securities comprised 27.9% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $196.0 million and $196.1 million in debt securities held-to-maturity as of December 31, 2019 and December 31, 2018, respectively. The decrease was primarily attributable to purchases of $258.4 million, net of calls and maturities of $258.6 million, of certain securities during the year ended December 31, 2019. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of December 31, 2019.

Trading Debt Securities. We held no trading debt securities as of December 31, 2019 and December 31, 2018. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. treasury notes with maturities up to ten years.

Equity Securities: Equity securities consisted of mutual funds investing in short-duration, corporate bonds and mid-cap value equities. The investments in these securities were $0 and $12.7 million as of December 31, 2019 and 2018, respectively.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	245,077	3,940	235	248,782
Debt securities held-to-maturity:
Corporate bonds	24,678	619	—	25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	196,044	1,646	935	196,755
Total debt securities	$441,121	$5,586	$1,170	$445,537

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$61,616	$216	$143	$61,689
Trust preferred securities	17,840	741	—	18,581
Non-agency collateralized loan obligations	811	—	6	805
Agency collateralized mortgage obligations	38,873	25	76	38,822
Agency mortgage-backed securities	19,007	96	150	18,953
Total debt securities available-for-sale	138,147	1,078	375	138,850
Debt securities held-to-maturity:
Corporate bonds	32,189	785	33	32,941
Agency debentures	1,984	3	—	1,987
Municipal bonds	25,102	122	11	25,213
Total debt securities held-to-maturity	59,275	910	44	60,141
Total debt securities	$197,422	$1,988	$419	$198,991

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent assessment for credit impairment did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, the Company considers all of the unrealized losses to be temporary.

Debt securities available-for-sale of $2.8 million as of December 31, 2019, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of December 31, 2019, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	December 31, 2019
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$48,400	3.02%	$95,120	3.10%	$31,898	3.36%	$—	—%	$175,418	3.12%
Trust preferred securities	—	—%	—	—%	9,444	3.86%	8,816	3.90%	18,260	3.88%
Agency collateralized mortgage obligations	—	—%	508	2.27%	—	—%	26,685	2.19%	27,193	2.19%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	18,509	2.75%	18,509	2.75%
Agency debentures	—	—%	—	—%	—	—%	9,402	3.18%	9,402	3.18%
Total debt securities available-for-sale	48,400		95,628		41,342		63,412		248,782
Weighted average yield		3.02%		3.09%		3.48%		2.73%		3.05%
Debt securities held-to-maturity:
Corporate bonds	—	—%	7,150	5.56%	18,147	5.32%	—	—%	25,297	5.38%
Agency debentures	—	—%	—	—%	124,999	2.74%	24,606	3.18%	149,605	2.81%
Municipal bonds	3,632	1.68%	9,255	2.19%	4,351	2.39%	—	—%	17,238	2.13%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	4,615	3.59%	4,615	3.59%
Total debt securities held-to-maturity	3,632		16,405		147,497		29,221		196,755
Weighted average yield		1.68%		3.63%		3.04%		3.24%		3.09%
Total debt securities	$52,032		$112,033		$188,839		$92,633		$445,537
Weighted average yield		2.92%		3.17%		3.13%		2.89%		3.07%

For additional information regarding our investment securities portfolios, refer to Note 3, Investment Securities, to our consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and lower all-in cost deposit channels without operating through a traditional branch network. We market liquidity and treasury management products to middle-market commercial clients as well as other deposit products to high-net-worth individuals, family offices, trust companies, wealth management firms, municipalities, endowments and foundations, broker/dealers, futures commission merchants, investment management firms, property management firms, payroll providers and other financial institutions. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth. With respect to our treasury management business, we utilize hybrid interest-bearing accounts that provide our clients with enhanced client experience and certainty around the returns for their total cash position while enhancing our ability to obtain their full liquidity relationship and balance their expectations with our cost of funds expectations.

The table below depicts average balances of, and rates paid on our deposit portfolio broken out by deposit type, for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$1,058,064	2.03%	$612,921	1.87%	$336,337	1.10%
Money market deposit accounts	2,943,541	2.36%	2,429,203	1.86%	1,999,399	1.12%
Certificates of deposit	1,371,038	2.54%	1,071,556	2.05%	967,503	1.18%
Total average interest-bearing deposits	5,372,643	2.34%	4,113,680	1.91%	3,303,239	1.13%
Noninterest-bearing deposits	267,846	—	244,090	—	210,860	—
Total average deposits	$5,640,489	2.23%	$4,357,770	1.80%	$3,514,099	1.07%

Average Deposits for the Years Ended December 31, 2019 and 2018. For the year ended December 31, 2019, our average total deposits were $5.64 billion, representing an increase of $1.28 billion, or 29.4%, from 2018. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 43 basis points to 2.34% for the year ended December 31, 2019, from 1.91% in 2018, as average rates paid were higher in all interest-bearing deposit categories, which was driven by the direction and timing of the Federal Reserve’s target Federal Funds Rate changes, which impacted our variable-rate deposits. Average money market deposits decreased to 54.8% of total average interest-bearing deposits for the year ended December 31, 2019, from 59.1% in 2018. Average certificates of deposit decreased to 25.5% of total average interest-bearing deposits for the year ended December 31, 2019, compared to 26.0% in 2018. Average interest-bearing checking accounts increased to 19.7% of total average interest-bearing deposits for the year ended December 31, 2019, compared to 14.9% in 2018. Average noninterest-bearing deposits increased 9.7% for the year ended December 31, 2019, from 2018, and the average cost of total deposits increased 43 basis points to 2.23% for the year ended December 31, 2019, from 1.80% for the year ended December 31, 2018.

Average Deposits for the Years Ended December 31, 2018 and 2017. For the year ended December 31, 2018, our average total deposits were $4.36 billion, representing an increase of $843.7 million, or 24.0%, from 2017. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits increased 78 basis points to 1.91% for the year ended December 31, 2018, from 1.13% in 2017, as average rates paid were higher in all interest-bearing deposit categories. Average money market deposits decreased to 59.1% of total average interest-bearing deposits for the year ended December 31, 2018, from 60.5% in 2017. Average certificates of deposit decreased to 26.0% of total average interest-bearing deposits for the year ended December 31, 2018, compared to 29.3% in 2017. Average interest-bearing checking accounts increased to 14.9% of total average interest-bearing deposits for the year ended December 31, 2018, compared to 10.2% in 2017. Average noninterest-bearing deposits increased 15.8% for the year ended December 31, 2018, from 2017, and the average cost of total deposits increased 73 basis points to 1.80% for the year ended December 31, 2018, from 1.07% for the year ended December 31, 2017.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of the date indicated.

December 31,
(Dollars in thousands)	2019
Months to maturity:
Three months or less	$557,475
Over three to six months	177,494
Over six to 12 months	215,778
Over 12 months	177,830
Total	$1,128,577

Reciprocal and Brokered Deposits

As of December 31, 2019, we consider approximately 88% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® service and reciprocal demand deposits placed through ICS®. As of December 31, 2019, the Bank had CDARS® and ICS® reciprocal deposits totaling $857.9 million, which are classified as non-brokered deposits as a result of current legislation. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. As of December 31, 2019, brokered deposits were approximately 12% of total deposits. For additional information on our deposits, refer to Note 10, Deposits, to our consolidated financial statements.

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

The following table presents certain information with respect to our outstanding borrowings, as of the following dates.

	December 31, 2019					December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Spot Rate	Maximum Balance at Any Month End	Average Balance During Year	Maximum Original Term	Amount	Weighted Average Spot Rate	Maximum Balance at Any Month End	Average Balance During Year	Maximum Original Term
FHLB borrowings	$355,000	1.89%	$605,000	$394,480	12 months	$365,000	2.61%	$565,000	$325,356	12 months
Line of credit borrowings	—	—%	4,250	1,234	12 months	4,250	5.47%	6,200	2,568	12 months
Subordinated notes payable	—	—%	35,000	17,356	5 years	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$355,000	1.89%	$644,250	$413,070		$404,250	2.91%	$606,200	$362,924

	December 31, 2017
(Dollars in thousands)	Amount	Weighted Average Spot Rate	Maximum Balance at Any Month End	Average Balance During Year	Maximum Original Term
FHLB borrowings	$295,000	1.60%	$470,000	$295,315	3 months
Line of credit borrowings	6,200	4.56%	6,200	2,214	12 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$336,200	2.09%	$511,200	$332,529

The Company entered into cash flow hedge transactions to establish the interest rate paid on $200.0 million of its FHLB borrowings at varying rates and maturities. For additional information on cash flow hedges, refer to Note 18, Derivatives and Hedging Activity, to our consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of December 31, 2019, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of December 31, 2019, our primary liquidity needs at the parent company level were the quarterly dividends on our preferred stock and our share repurchase program. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the year ended December 31, 2019, the parent company repaid $35.0 million on the repayment of principal of subordinated debt, paid $5.8 million for our preferred stock dividends, repurchased $2.3 million of shares and paid $1.1 million of interest payments on our subordinated notes and other borrowings. During the year ended December 31, 2018, the parent company paid $7.8 million related to our share repurchase programs (including stock cancellations), $2.2 million for interest payments on subordinated notes and other borrowings, $2.1 million for preferred stock dividends and $1.3 million related to the Columbia acquisition. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of December 31, 2019. In addition, the holding company maintains an unsecured line of credit of $50.0 million with Texas Capital Bank, of which the full amount was available as of December 31, 2019.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. The ALCO, has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, well capitalized regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. The ALCO is designated as the body responsible for the monitoring and implementation of these policies. The ALCO reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

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

We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 85.4%, 83.7% and 83.5% as of December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had available liquidity of $1.14 billion, or 14.6% of total assets. These sources consisted of available cash and cash equivalents totaling $167.7 million, or 2.2% of total assets, certain unpledged investment securities of $400.2 million, or 5.2% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $569.1 million, or 7.3% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018	2017
Available cash	$167,695	$97,703	$91,060
Certain unpledged investment securities	400,222	389,010	143,499
Net borrowing capacity	569,132	476,686	535,907
Total liquidity	$1,137,049	$963,399	$770,466

For the year ended December 31, 2019, we generated $68.2 million in cash from operating activities, compared to $82.7 million in 2018. This change in cash flow was primarily the result of an increase in net income of $5.8 million for the year ended December 31, 2019, more than offset by changes in working capital items largely related to timing. In addition, we received a federal income net tax refund of $5.7 million during the year ended December 31, 2019, compared to a $6.5 million refund during the year ended December 31, 2018.

Investing activities resulted in a net cash outflow of $1.46 billion for the year ended December 31, 2019, as compared to a net cash outflow of $1.21 billion in 2018. The outflows for the year ended December 31, 2019, were primarily due to $1.44 billion in net loan growth and $317.5 million for the purchase of investment securities, partially offset by proceeds from the sale, principal repayments and maturities of investments securities of $323.0 million. The outflows for the year ended December 31, 2018, were primarily due to $956.7 million in net loan growth and the purchase of investment securities of $305.0 million, partially offset by proceeds from the sale, principal repayments and maturities of investments securities of $64.1 million.

Financing activities resulted in a net inflow of $1.60 billion for the year ended December 31, 2019, compared to a net inflow of $1.16 billion in 2018, primarily as a result of the net growth in deposits of $1.58 billion and the net proceeds from the issuance of preferred stock of $77.6 million, partially offset by the repayment of subordinated debt of $35.0 million and a decrease of $10.0 million in FHLB advances for the year ended December 31, 2019. The inflows for the year ended December 31, 2018 consisted of net growth of $1.06 billion in deposits and an increase in FHLB advances of $70.0 million, partially offset by payments of $7.8 million for share repurchase programs (including stock option cancellations).

We continue to evaluate the potential impact on liquidity management of various regulatory proposals, including those being established under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as government regulators continue the final rule-making process.

Capital Resources

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a registration statement on Form S-3 with the SEC on December 26, 2019, which provides a means to allow us to issue registered securities to finance our growth objectives.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

Shareholders’ Equity. Shareholders’ equity increased to $621.3 million as of December 31, 2019, compared to $479.4 million as of December 31, 2018. The $141.9 million increase during the year ended December 31, 2019, was primarily attributable to the issuance of $77.6 million in preferred stock, net income of $60.2 million, the impact of $8.8 million in stock-based compensation, an increase of $2.5 million in accumulated other comprehensive income and $900,000 in proceeds from stock options exercised, partially offset by preferred stock dividends declared of $5.8 million and the purchase of $2.3 million in treasury stock.

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

Regulatory Capital. As of December 31, 2019 and 2018, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and was phased in over a four-year period (increasing by that amount ratably on each subsequent January 1, until it reached 2.5% on January 1, 2019). As of December 31, 2019 and December 31, 2018, the capital conservation buffer was 2.5% and 1.875%, respectively, in addition to the minimum capital adequacy levels in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	December 31, 2019
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$4,724,884	$356,227	$100,000	$—	$5,181,111
Certificates of deposit	1,244,838	208,664	—	—	1,453,502
Borrowings outstanding	355,000	—	—	—	355,000
Interest payments on certificates of deposit and borrowings	25,071	18,578	2,841	—	46,490
Operating leases	2,556	5,181	4,093	20,281	32,111
Commitments for low income housing and historic tax credits	16,347	11,423	323	196	28,289
Commitments for small business investment companies	5,576	—	—	—	5,576
Preferred dividends declared (1)	1,979	—	—	—	1,979
Total contractual obligations	$6,376,251	$600,073	$107,257	$20,477	$7,104,058

(1)	On January 16, 2020, the Company’s board of directors declared a dividend payable. For more information, refer to Note 25, Subsequent Event, to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Loan commitments, including standby letters of credit are recorded on our statement of financial condition as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Loan commitments include unused commitments for open end lines secured by cash, marketable securities, and/or cash value life insurance or residential properties, and commitments to fund loans secured by commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments fund or fully fund. Often customers only draw on a portion of their available credit. We have the liquidity available to fund all unused loan commitments.

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

	December 31, 2019
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$4,264,342	$407,809	$143,485	$17,387	$4,833,023
Standby letters of credit	53,023	10,101	8,922	800	72,846
Total off-balance sheet arrangements	$4,317,365	$417,910	$152,407	$18,187	$4,905,869

(1)
The off-balance sheet amounts reflected in the One Year or Less category in the table above include $3.87 billion in unused loan commitments and $1.0 million in standby letters of credit that are due on demand with no stated maturity.

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

In our view, all three measures also have specific benefits and shortcomings. NII simulation explicitly measures exposure to earnings from changes in market rates of interest but does not provide a long-term view of value. EVE helps identify changes in optionality and price over a longer-term horizon, but its liquidation perspective does not convey the earnings-based measures that are typically the focus of managing and valuing a going concern. Gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to re-pricing over a period of time but only captures a single rate environment. Reviewing these various measures collectively helps management obtain a comprehensive view of our interest risk rate profile.

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

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$45,787	31.65%	$26,950	22.28%
+200	$30,367	20.99%	$18,056	14.93%
+100	$15,128	10.46%	$9,399	7.77%
–100	$(16,822)	(11.63)%	$(9,712)	(8.03)%
–200	$(30,475)	(21.06)%	$(22,079)	(18.25)%

Economic value of equity:
+300	$6,511	1.10%	$(19,782)	(4.09)%
+200	$3,691	0.62%	$(12,468)	(2.58)%
+100	$1,513	0.26%	$(3,526)	(0.73)%
–100	$(10,886)	(1.84)%	$(505)	(0.10)%
–200	$(15,989)	(2.70)%	$(1,380)	(0.29)%

We plan to continue to manage an asset sensitive interest rate risk position when it comes to net interest income due to the ongoing desire for some duration in the liability portfolio. Given the longer-term nature of the EVE analysis and the absolute low level of interest rates, we have migrated to a more asset sensitive interest rate risk position when it comes to economic value of equity. It is our belief that managing for rates falling further from the current levels is expensive and involves an imbalanced risk-reward component.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	December 31, 2019
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$395,860	$—	$—	$—	$—	$—	$—	$395,860
Federal funds sold	7,638	—	—	—	—	—	—	7,638
Total investment securities	256,026	22,563	55,748	48,281	34,711	50,479	1,342	469,150
Total loans	6,173,428	27,578	65,331	168,902	75,247	61,101	5,972	6,577,559
Other assets	—	—	—	—	—	—	315,603	315,603
Total assets	$6,832,952	$50,141	$121,079	$217,183	$109,958	$111,580	$322,917	$7,765,810

Liabilities:
Transaction deposits	$4,208,193	$72,000	$88,589	$356,227	$100,000	$—	$356,102	$5,181,111
Certificates of deposit	701,782	316,745	226,311	208,664	—		—	1,453,502
Borrowings, net	155,000	—	—	100,000	100,000	—	—	355,000
Other liabilities	—	—	—	—	—	—	154,916	154,916
Total liabilities	5,064,975	388,745	314,900	664,891	200,000	—	511,018	7,144,529

Equity	—	—	—	—	—	—	621,281	621,281
Total liabilities and equity	$5,064,975	$388,745	$314,900	$664,891	$200,000	$—	$1,132,299	$7,765,810

Interest rate sensitivity gap	$1,767,977	$(338,604)	$(193,821)	$(447,708)	$(90,042)	$111,580	$(809,382)
Cumulative interest rate sensitivity gap	$1,767,977	$1,429,373	$1,235,552	$787,844	$697,802	$809,382
Cumulative interest rate sensitive assets to rate sensitive liabilities	134.9%	126.2%	121.4%	112.2%	110.5%	112.2%	108.7%
Cumulative gap to total assets	22.8%	18.4%	15.9%	10.1%	9.0%	10.4%
The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities increased to 121.4% as of December 31, 2019, as compared to 112.2% as of December 31, 2018.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. These transactions have the effect on our gap analysis of moving $200.0 million of borrowings from the less than 90 days re-pricing category to the one to three years re-pricing category and the three to five years re-pricing category of $100.0 million each. For additional information on cash flow hedges, refer to Note 18, Derivatives and Hedging Activity, to our consolidated financial statements.

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

Certain accounting policies are based inherently to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views the following accounting policies and estimates as critical accounting policies: investment securities, allowance for loan and lease losses, goodwill and other intangible assets, income taxes, and fair value measurement.

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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is established through provisions for loan and lease losses that are recorded in the consolidated statements of income. Loans and leases are charged off against the allowance for loan and lease losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans and leases previously charged off, the recovered amount is credited to the allowance for loan and lease losses.

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan and lease portfolio as of December 31, 2019 and 2018. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan and lease losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan and lease losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In estimating probable loan and lease loss of general reserves management considers numerous factors, including historical charge-offs and subsequent recoveries. Management also considers qualitative factors that influence our credit quality, including but not limited to, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, and the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value-based test. The Company reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing the two-step goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required. Goodwill is evaluated for potential impairment by determining if the fair value has fallen below carrying value.

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of these assets exceeds its fair value. If the carrying value exceeds the fair value of the asset, an impairment loss is recorded in an amount equal to any such excess and the asset is reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as its trade names, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 25 years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

Recent Accounting Pronouncements and Developments for Adoption

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes,” which removes certain exceptions for: recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In August 2018, the FASB ASU 2018-13, “Fair Value Measurement (Topic 820),” which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. Retrospective adoption is required except for the following changes, which are required to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption: (1) changes in unrealized gains and losses included in other comprehensive income for Level 3 instruments; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements; and (3) the narrative description of measurement uncertainty. The adoption of this standard on January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The changes are effective for public business entities, for annual and interim periods in fiscal years beginning after December 15, 2019. The adoption of this standard on January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” along with several other subsequent codification updates related to accounting for credit losses, which significantly change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The new impairment methodology, under this accounting standard, known as the current expected credit loss ("CECL") model, replaces the current incurred loss model and requires financial assets measured at amortized cost basis, such as loans, debt securities, net investments in leases, and off-balance-sheet credit exposures, to be presented at the net amount expected to be collected. CECL requires use of expected credit losses based on a standard of relevant information about past events, including historical experience, current conditions, and reasonable and supportable economic forecasts that affect the collectability of the reported amount. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The changes are effective for public business entities that are SEC filers for annual and interim periods in fiscal years beginning after December 15, 2019.

Management is currently in the final stages of implementation, including validation of our third-party model and development of internal controls and processes. Much of the expected change of implementing CECL is a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The CECL methodology may or may not be more effective at quantifying estimated future loss experience. More than half of our loan portfolio is over-collateralized by marketable securities which are monitored daily and under the collateral maintenance provision of this standard, will require minimal reserves. The impact of the adoption of this standard as of January 1, 2020, is not expected to be material to our overall capital or regulatory capital ratios. Furthermore, this standard requires that we establish an allowance for expected credit losses for certain debt securities and other financial assets; and we do not expect these allowances to be material. Once adopted, this standard could have a material impact to our results of operations in future periods depending on the impact and accuracy of reasonable and supportable economic forecast, rate of new loan growth, accuracy and impact of historical experience estimates, and composition of our loan portfolio at that time. Our company has very limited loss experience over its life. As a result, our implementation of CECL involved using general industry loss data to estimate historic loss experience. The availability and quality of relevant historical information under this estimation process, the accuracy of forecasts that are required under the CECL methodology, and the development of effective modeling to implement the CECL methodology can have material impacts on current and future provision reserve requirements.

Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, discusses new accounting pronouncements that we have previously adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part II, Item 7, of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
TriState Capital Holdings, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of TriState Capital Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

Pittsburgh, Pennsylvania
February 24, 2020

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2019	December 31, 2018
ASSETS

Cash	$357	$367
Interest-earning deposits with other institutions	395,860	183,625
Federal funds sold	7,638	5,993
Cash and cash equivalents	403,855	189,985
Debt securities available-for-sale, at fair value	248,782	233,296
Debt securities held-to-maturity, at cost	196,044	196,131
Equity securities, at fair value	—	12,661
Federal Home Loan Bank stock	24,324	24,671
Total investment securities	469,150	466,759
Loans and leases held-for-investment	6,577,559	5,132,873
Allowance for loan and lease losses	(14,108)	(13,208)
Loans and leases held-for-investment, net	6,563,451	5,119,665
Accrued interest receivable	22,326	20,702
Investment management fees receivable, net	7,560	7,299
Goodwill and other intangibles, net	65,854	67,863
Office properties and equipment, net	9,569	5,126
Operating lease right-of-use asset	22,589	—
Bank owned life insurance	70,044	68,309
Prepaid expenses and other assets	131,412	89,947
Total assets	$7,765,810	$6,035,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$6,634,613	$5,050,461
Borrowings, net	355,000	404,166
Accrued interest payable on deposits and borrowings	5,490	5,204
Deferred tax liability, net	6,931	3,513
Acquisition earn out liability	—	2,920
Operating lease liability	23,644	—
Other accrued expenses and other liabilities	118,851	90,037
Total liabilities	7,144,529	5,556,301

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively Series B Shares issued and outstanding - 80,500 and 0, respectively	116,079	38,468
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 31,482,408 and 30,893,584, respectively; Shares outstanding - 29,355,986 and 28,878,674, respectively	295,349	293,355
Additional paid-in capital	23,095	15,364
Retained earnings	218,449	164,009
Accumulated other comprehensive income (loss), net	1,132	(1,331)
Treasury stock (2,126,422 and 2,014,910 shares, respectively)	(32,823)	(30,511)
Total shareholders’ equity	621,281	479,354
Total liabilities and shareholders’ equity	$7,765,810	$6,035,655

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017

Interest income:
Loans and leases	$239,328	$185,349	$126,544
Investments	16,324	10,683	6,217
Interest-earning deposits	6,795	3,754	1,534
Total interest income	262,447	199,786	134,295
Interest expense:
Deposits	125,592	78,493	37,485
Borrowings	9,798	7,889	5,457
Total interest expense	135,390	86,382	42,942
Net interest income	127,057	113,404	91,353
Provision (credit) for loan and lease losses	(968)	(205)	(623)
Net interest income after provision for loan and lease losses	128,025	113,609	91,976
Non-interest income:
Investment management fees	36,442	37,647	37,100
Service charges on deposits	559	570	399
Net gain (loss) on the sale and call of debt securities	416	(70)	310
Swap fees	11,029	7,311	5,353
Commitment and other loan fees	1,788	1,411	1,462
Bank owned life insurance income	1,736	1,716	1,778
Other income (loss)	812	(668)	564
Total non-interest income	52,782	47,917	46,966
Non-interest expense:
Compensation and employee benefits	69,176	64,771	59,316
Premises and occupancy costs	6,741	5,580	5,010
Professional fees	6,188	4,729	3,873
FDIC insurance expense	5,292	4,543	4,238
General insurance expense	1,097	1,030	1,047
State capital shares tax	420	1,521	1,546
Travel and entertainment expense	4,620	3,816	3,118
Data processing expense	1,848	1,565	582
Charitable contributions	1,157	1,039	1,057
Intangible amortization expense	2,009	1,968	1,851
Change in fair value of acquisition earn out	—	(218)	—
Other operating expenses	13,601	10,813	9,834
Total non-interest expense	112,149	101,157	91,472
Income before tax	68,658	60,369	47,470
Income tax expense	8,465	5,945	9,482
Net income	$60,193	$54,424	$37,988
Preferred stock dividends	5,753	2,120	—
Net income available to common shareholders	$54,440	$52,304	$37,988

Earnings per common share:
Basic	$1.95	$1.90	$1.38
Diluted	$1.89	$1.81	$1.32

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017

Net income	$60,193	$54,424	$37,988

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $1,696, $(901) and $387, respectively	5,356	(2,913)	655

Reclassification adjustment for losses (gains) included in net income on debt securities, net of tax benefit (expense) of $(76), $17 and $(109), respectively	(237)	53	(186)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $(538), $254 and $107, respectively	(1,701)	773	180

Reclassification adjustment for gains included in net income on derivatives, net of tax expense of $(304), $(330) and $(138), respectively	(955)	(1,050)	(233)

Other comprehensive income (loss)	2,463	(3,137)	416

Total comprehensive income	$62,656	$51,287	$38,404

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2016	$—	$285,480	$6,782	$73,744	$830	$(15,029)	$351,807
Net income	—	—	—	37,988	—	—	37,988
Other comprehensive income	—	—	—	—	416	—	416
Exercise of stock options	—	4,027	(2,364)	—	—	—	1,663
Purchase of treasury stock	—	—	—	—	—	(8,675)	(8,675)
Stock-based compensation	—	—	5,872	—	—	—	5,872
Balance, December 31, 2017	$—	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071
Net income	—	—	—	54,424	—	—	54,424
Impact of adoption of ASU 2014-09	—	—	—	533	—	—	533
Reclassification for equity securities under ASU 2016-01	—	—	—	(286)	286	—	—
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	(274)	274	—	—
Other comprehensive loss	—	—	—	—	(3,137)	—	(3,137)
Issuance of preferred stock (net of offering costs of $1,782)	38,468	—	—	—	—	—	38,468
Preferred stock dividends	—	—	—	(2,120)	—	—	(2,120)
Exercise of stock options	—	3,848	(2,181)	—	—	—	1,667
Purchase of treasury stock	—	—	—	—	—	(6,807)	(6,807)
Cancellation of stock options	—	—	(945)	—	—	—	(945)
Stock-based compensation	—	—	8,200	—	—	—	8,200
Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354
Net income	—	—	—	60,193	—	—	60,193
Other comprehensive income	—	—	—	—	2,463	—	2,463
Issuance of preferred stock (net of offering costs of $2,889)	77,611	—	—	—	—	—	77,611
Preferred stock dividend	—	—	—	(5,753)	—	—	(5,753)
Exercise of stock options	—	1,994	(1,094)	—	—	—	900
Purchase of treasury stock	—	—	—	—	—	(2,312)	(2,312)
Stock-based compensation	—	—	8,825	—	—	—	8,825
Balance, December 31, 2019	$116,079	$295,349	$23,095	$218,449	$1,132	$(32,823)	$621,281

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$60,193	$54,424	$37,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	3,646	3,509	3,366
Amortization of deferred financing costs	84	203	203
Provision (credit) for loan and lease losses	(968)	(205)	(623)
Net gain on the sale of loans	—	(19)	(17)
Stock-based compensation expense	8,825	8,200	5,872
Net loss (gain) on the sale or call of debt securities available-for-sale	(312)	73	(295)
Net gain on the call of debt securities held-to-maturity	(104)	(3)	(15)
Net loss (gain) from equity securities	(842)	775	—
Income from debt securities trading	—	—	(48)
Purchase of debt securities trading	—	—	(9,802)
Proceeds from the sale of debt securities trading	—	—	9,850
Net amortization of premiums and discounts on debt securities	16	606	919
Decrease (increase) in investment management fees receivable, net	(261)	421	29
Increase in accrued interest receivable	(1,624)	(7,183)	(3,905)
Increase in accrued interest payable	286	2,705	632
Bank owned life insurance income	(1,736)	(1,716)	(1,778)
Change in fair value of acquisition earn out	—	(218)	—
Increase (decrease) in income taxes payable	(156)	(9)	166
Decrease (increase) in prepaid income taxes	5,189	8,369	(10,222)
Deferred tax provision	2,640	234	11,110
Increase (decrease) in accounts payable and other accrued expenses	(6,361)	9,566	(1,508)
Other, net	(322)	2,966	(3,709)
Net cash provided by operating activities	68,193	82,698	38,213
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(59,110)	(155,632)	(30,204)
Purchase of debt securities held-to-maturity	(258,428)	(144,127)	(8,467)
Purchase of equity securities	—	(5,224)	(266)
Proceeds from the sale of debt securities available-for-sale	6,993	31,306	2,527
Proceeds from the sale of equity securities	13,679	—	—
Principal repayments and maturities of debt securities available-for-sale	43,704	25,652	55,621
Principal repayments and maturities of debt securities held-to-maturity	258,581	7,176	3,000
Investment in low income housing and historic tax credits	(12,505)	(4,834)	(5,502)
Investment in small business investment companies	(1,283)	(736)	(1,405)
Net redemption (purchase) of Federal Home Loan Bank stock	347	(10,879)	(4,151)
Net increase in loans and leases	(1,442,818)	(956,706)	(793,762)
Proceeds from loan sales	—	7,092	6,867
Proceeds from the sale of other real estate owned	169	—	597
Additions to office properties and equipment	(6,080)	(1,782)	(929)
Acquisition	—	(1,335)	—
Net cash used in investing activities	(1,456,751)	(1,210,029)	(776,074)
Cash flows from financing activities:
Net increase in deposit accounts	1,584,152	1,062,850	700,832
Net increase (decrease) in Federal Home Loan Bank advances	(10,000)	70,000	90,000
Net increase (decrease) in line of credit advances	(4,250)	(1,950)	6,200
Net proceeds from issuance of preferred stock	77,611	38,468	—
Repayment of subordinated debt	(35,000)	—	—
Net proceeds from exercise of stock options	900	1,667	1,663
Cancellation of stock options	—	(945)	—
Payment of contingent consideration	(2,920)	—	—
Purchase of treasury stock	(2,312)	(6,807)	(8,675)
Dividends paid on preferred stock	(5,753)	(2,120)	—
Net cash provided by financing activities	1,602,428	1,161,163	790,020
Net change in cash and cash equivalents during the period	213,870	33,832	52,159
Cash and cash equivalents at beginning of the period	189,985	156,153	103,994
Cash and cash equivalents at end of the period	$403,855	$189,985	$156,153

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest expense	$135,021	$83,474	$42,107
Income taxes	$(2,035)	$(4,331)	$7,266
Other non-cash activity:
Operating lease right-of-use asset	$22,589	$—	$—
Loan foreclosures and repossessions	$1,492	$—	$—
Contingent consideration	$—	$2,920	$—

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly owned subsidiaries: TriState Capital Bank, a Pennsylvania-chartered state bank (the “Bank”); Chartwell Investment Partners, LLC, a registered investment adviser, (“Chartwell”); and Chartwell TSC Securities Corp., a registered broker/dealer (“CTSC Securities”).

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

The Company and the Bank are subject to regulatory examination by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities, and the Board of Governors of the Federal Reserve System and its Reserve Banks, which we refer to as the Federal Reserve. Chartwell is a registered investment adviser regulated by the Securities and Exchange Commission (“SEC”). CTSC Securities is regulated by the SEC and the Financial Industry Regulatory Authority, Inc (“FINRA”).

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for loan and leases losses, valuation of goodwill and other intangible assets and their evaluation for impairment, and deferred income taxes and their related recoverability, each of which is discussed later in this section.

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

For additional detail regarding business combinations, see Note 2.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of December 31, 2019 and 2018. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

For additional detail regarding loans and leases, see Note 5.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan and lease portfolio as of December 31, 2019 and 2018. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan and lease losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan and lease losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In estimating probable loan and lease loss of general reserves management considers numerous factors, including historical charge-offs and subsequent recoveries. Management also considers qualitative factors that influence our credit quality, including but not limited to, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, and the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that we serve.

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

For additional detail regarding allowance for loan and lease losses, see Note 6.

INVESTMENT MANAGEMENT FEES
The Company recognizes investment management fee revenue when advisory services are performed. Fees are based on assets under management and are calculated pursuant to individual client contracts. Investment management fees are generally received on a quarterly basis. Certain incremental costs incurred to acquire investment management contracts are deferred and amortized to non-interest expense over the estimated life of the contract.

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely, and the Company ceases its collection efforts. There was no bad debt expense recorded for the years ended December 31, 2019, 2018 and 2017. There was no allowance for uncollectible accounts recorded as of December 31, 2019 and 2018.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value-based test. The Company reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing the two-step goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the two step goodwill impairment test is not required. Goodwill is evaluated for potential impairment by determining if the fair value has fallen below carrying value.

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of these assets exceeds its fair value. If the carrying value exceeds the fair value of the asset, an impairment loss is recorded in an amount equal to any such excess and the asset is reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as its trade names, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 25 years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

For additional detail regarding office properties and equipment, see Note 8.

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

Upon adoption of this Accounting Standards Update (“ASU”) 2016-02, we have recognized a lease liability and related right-of-use asset on our balance sheet, with no impact on our income statement. The Company adopted this standard and all standards related to Topic 842 on January 1, 2019 and elected to apply it as of the beginning of the period of adoption. Of the optional practical expedients available under this standard, all have been adopted except for the hindsight practical expedient.

For additional detail regarding operating leases, see Note 9.

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

For additional detail regarding deposits, see Note 10.

BORROWINGS
The Company records FHLB advances, line of credit borrowings and subordinated notes payable at their principal amount net of debt issuance costs. Interest expense is recognized based on the coupon rate of the obligations. Costs associated with the acquisition of subordinated notes payable are amortized to interest expense over the expected term of the borrowing.

For additional detail regarding borrowings, see Note 11.

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

For additional detail regarding income taxes, see Note 12.

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

For additional detail regarding earnings per common share, see Note 16.

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

For additional detail regarding stock-based compensation, see Note 17.

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

The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies which generate swap fee income. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions and are not designated as hedging instruments. Swap fees are based on the notional amount and weighted maturity of each individual transaction and are collected and recorded to non-interest income in the consolidated statements of income when the transaction is executed.

For additional detail regarding derivatives and hedging activities, see Note 18.

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

For additional detail regarding fair value measurement, see Note 19.

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

For additional detail regarding accumulated other comprehensive income (loss), see Note 20.

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

[2] BUSINESS COMBINATION

On April 6, 2018, TriState Capital Holdings, Inc., through its wholly owned subsidiary, Chartwell Investment Partners, LLC, completed the acquisition of investment management contracts, select personnel and related assets from Columbia Partners, L.L.C. Investment Management (“Columbia”), totaling approximately $1.07 billion in assets under management (the “Columbia acquisition”). Under the terms of the agreement with Columbia, investment management contracts were acquired for a purchase price consisting of $1.3 million paid in cash at closing based on a multiple of run-rate revenue, plus an earn out. The earn out, which was limited to $3.8 million under the terms of the agreement, was calculated based on a multiple of run-rate revenue at December 31, 2018. The earn out was estimated at closing to be approximately $3.1 million. The foregoing summary of the agreement and the transactions contemplated by it does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement.

The following table summarizes total consideration at closing and assets acquired in the Columbia acquisition as of April 6, 2018:

(Dollars in thousands)	Columbia Acquisition
Consideration paid:
Cash	$1,335
Estimated earn out, at closing	3,138
Fair value of total consideration, at closing	$4,473

Intangible assets acquired	1,537
Goodwill	2,936
Total net assets purchased	$4,473

During the year ended December 31, 2018, the fair value of the estimated acquisition earn out was decreased by $218,000 based on management’s final determination of Columbia’s annualized run-rate revenue at December 31, 2018. This adjustment to the earn out was credited to non-interest expense during the year ended December 31, 2018. The remaining acquisition earn out liability of $2.9 million was paid during the year ended December 31, 2019.

In connection with the Columbia acquisition, total acquisition-related transaction costs incurred by TriState Capital were not significant. Since the acquisition, the operations acquired in the Columbia acquisition contributed revenues of $1.6 million and approximate earnings of $107,000, which were included in the consolidated statement of income for the year ended December 31, 2018.

Goodwill is not amortized for book purposes but is deductible for tax purposes. The following table shows the amount of other intangible assets acquired through the Columbia acquisition as of April 6, 2018, by class and estimated useful life.

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

[3] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	245,077	3,940	235	248,782
Debt securities held-to-maturity:
Corporate bonds	24,678	619	—	25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	196,044	1,646	935	196,755
Total debt securities	$441,121	$5,586	$1,170	$445,537

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	236,297	179	3,180	233,296
Debt securities held-to-maturity:
Corporate bonds	27,184	353	22	27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency mortgage-backed securities	4,409	—	27	4,382
Total debt securities held-to-maturity	196,131	836	144	196,823
Total debt securities	$432,428	$1,015	$3,324	$430,119

Interest income on investment securities was as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Taxable interest income	$14,558	$9,062	$4,896
Non-taxable interest income	381	420	452
Dividend income	1,385	1,201	869
Total interest income on investments	$16,324	$10,683	$6,217

As of December 31, 2019, the contractual maturities of the debt securities were:

	December 31, 2019
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$48,132	$48,400	$3,621	$3,632
Due from one to five years	93,406	95,628	16,135	16,405
Due from five to 10 years	41,014	41,342	147,766	147,497
Due after 10 years	62,525	63,412	28,522	29,221
Total debt securities	$245,077	$248,782	$196,044	$196,755

The $63.4 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of December 31, 2019, included $37.4 million, or 59.0%, that are floating-rate securities. The $147.8 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of December 31, 2019, included $15.7 million that have call provisions within the next three years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale			Held-to-Maturity
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2019	2018	2017
Proceeds from sales	$6,993	$31,306	$2,527	$—	$—	$—
Proceeds from calls	17,336	6,129	21,675	255,538	1,000	3,000
Total proceeds	$24,329	$37,435	$24,202	$255,538	$1,000	$3,000

Gross realized gains	$312	$51	$297	$104	$3	$15
Gross realized losses	—	124	2	—	—	—
Net realized gains (losses)	$312	$(73)	$295	$104	$3	$15

Debt securities available-for-sale of $2.8 million, as of December 31, 2019, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018:

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$4,942	$58	$19,951	$49	$24,893	$107
Trust preferred securities	—	—	4,417	48	4,417	48
Agency collateralized mortgage obligations	22,117	66	2,544	14	24,661	80
Total debt securities available-for-sale	27,059	124	26,912	111	53,971	235
Debt securities held-to-maturity:
Agency debentures	87,879	935	—	—	87,879	935
Municipal bonds	—	—	—	—	—	—
Total debt securities held-to-maturity	87,879	935	—	—	87,879	935
Total temporarily debt impaired securities (1)	$114,938	$1,059	$26,912	$111	$141,850	$1,170

(1)	The number of investment positions with unrealized losses totaled 86 for available-for-sale securities and 53 for held-to-maturity securities.

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$110,200	$789	$22,954	$872	$133,154	$1,661
Trust preferred securities	16,849	1,115	—	—	16,849	1,115
Non-agency collateralized loan obligations	—	—	390	3	390	3
Agency collateralized mortgage obligations	—	—	3,015	4	3,015	4
Agency mortgage-backed securities	5,851	51	8,690	297	14,541	348
Agency debentures	3,487	49	—	—	3,487	49
Total debt securities available-for-sale	136,387	2,004	35,049	1,176	171,436	3,180
Debt securities held-to-maturity:
Corporate bonds	3,978	22	—	—	3,978	22
Agency debentures	1,952	34	—	—	1,952	34
Municipal bonds	16,105	51	2,110	10	18,215	61
Agency mortgage-backed securities	4,382	27	—	—	4,382	27
Total debt securities held-to-maturity	26,417	134	2,110	10	28,527	144
Total temporarily debt impaired securities (1)	$162,804	$2,138	$37,159	$1,186	$199,963	$3,324

(1)	The number of investment positions with unrealized losses totaled 78 for available-for-sale securities and 29 for held-to-maturity securities.

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

There were no outstanding debt securities classified as trading as of December 31, 2019 or December 31, 2018.

Equity securities consisted of mutual funds investing in short-duration, corporate bonds and mid-cap value equities. The investments in these securities were $0 and $12.7 million as of December 31, 2019 and 2018, respectively.

[4] FEDERAL HOME LOAN BANK STOCK

The Company is a member of the FHLB system. As a member of the FHLB of Pittsburgh, the Company must maintain a minimum investment in the capital stock of the FHLB in an amount equal to 4.00% of its outstanding advances, 0.75% of its issued letters of credits, and 0.10% of its membership asset value, as defined, with the FHLB. The FHLB has the ability to change the calculation of the required stock investment at any time. At December 31, 2019, $15.3 million of stock was required based on $355.0 million in outstanding advances, $5.6 million in issued letters of credit and the Bank’s membership asset value of approximately $1.08 billion. The Company held FHLB stock totaling $24.3 million and $24.7 million at December 31, 2019 and 2018, respectively. The Company received dividends from its holdings in FHLB capital stock of $1.3 million, $924,000 and $603,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

[5] LOANS AND LEASES

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

Loans and leases held-for-investment were comprised of the following:

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$3,688,779	$1,080,767	$1,801,375	$6,570,921
Net deferred loan costs (fees)	6,623	4,942	(4,927)	6,638
Loans and leases held-for-investment, net of deferred fees and costs	3,695,402	1,085,709	1,796,448	6,577,559
Allowance for loan and lease losses	(1,973)	(5,262)	(6,873)	(14,108)
Loans and leases held-for-investment, net	$3,693,429	$1,080,447	$1,789,575	$6,563,451

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$2,864,094	$781,836	$1,482,148	$5,128,078
Net deferred loan costs (fees)	5,449	3,484	(4,138)	4,795
Loans and leases held-for-investment, net of deferred fees and costs	2,869,543	785,320	1,478,010	5,132,873
Allowance for loan and lease losses	(1,942)	(5,764)	(5,502)	(13,208)
Loans and leases held-for-investment, net	$2,867,601	$779,556	$1,472,508	$5,119,665

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of December 31, 2019 and 2018, was $4.91 billion and $3.54 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $645,000 and $542,000 as of December 31, 2019 and 2018, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $20.7 million and $64.4 million as of December 31, 2019 and 2018, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of December 31, 2019 and 2018, included in the total unfunded commitments above, was $72.8 million and $60.0 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the year ended December 31, 2019 and 2018, there were draws on letters of credit totaling $163,000 and $6.6 million, respectively, which were immediately repaid by the borrowers or converted to an outstanding loan based on the contractual terms and subsequently repaid. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

As of December 31, 2019 and 2018, 92.4% and 90.1%, respectively, of the Company’s commercial loan portfolio was comprised of loans to customers within the Company’s primary market areas of Pennsylvania, Ohio, New Jersey, New York and contiguous states. As a result, the commercial loan and lease portfolio is subject to the general economic conditions within those areas. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the borrower. The Company does not believe it has significant concentrations of credit risk in any one group of borrowers given its underwriting and collateral requirements.

The Company’s loan and lease portfolio is comprised of amortizing loans, where scheduled principal and interest payments are applied according to the terms of the loan agreement, as well as interest-only loans. As of December 31, 2019 and 2018, interest-only loans represented 75.8% and 73.7%, respectively, of the loans held-for-investment, the majority of which were lines of credit.

There were $3.47 billion in loans that are due on demand with no stated maturity and $3.11 billion in loans with stated maturities which have an expected average remaining maturity of approximately five years as of December 31, 2019, compared to $2.67 billion in loans that are due on demand with no stated maturity and $2.46 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2018. As of December 31, 2019 and 2018, 92.4% and 92.2%, respectively, of the Company’s portfolio was comprised of variable rate loans.

[6] ALLOWANCE FOR LOAN AND LEASE LOSSES

Our allowance for loan and lease losses represents our estimate of probable loan and lease losses inherent in the portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans and leases, as well as estimated probable credit losses inherent in the remainder of the loan and lease portfolio. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans and leases are charged off or when the credit history of any of the Company’s three primary loan portfolios (private banking loans, C&I loans and leases, and CRE loans) improves. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time. In addition, management evaluates the overall methodology for the allowance for loan and lease losses on an annual basis. The calculation of the allowance for loan and lease losses takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios. In addition, management considers the historical loss experience of each loan and lease portfolio to ensure that the allowance for loan and lease losses is sufficient to cover probable losses inherent in such loan portfolios. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s allowance for loan losses policy.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 97.4% and 96.7% of total private banking loans as of December 31, 2019 and 2018, respectively.

Middle-Market Banking: Commercial and Industrial Loans and Leases
This loan and lease portfolio primarily include loans and leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases, except for certain commercial loans that are secured by marketable securities.

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

Middle-Market Banking: Commercial Real Estate Loans
This loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. The primary source of repayment for CRE loans secured by owner-occupied properties is cash flow from the borrower’s operations. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for CRE loans secured by investment properties. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk for these loans is generally confined to the construction period. If problems arise, the project may not be completed and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

The underlying purpose and collateral of the loans are important indicators of risk for this loan portfolio. Additional risks exist and are dependent on several factors such as the condition of the local and regional economies, whether or not the project is owner-occupied, the type of project, and the experience and resources of the developer.

On a monthly basis, management monitors various credit quality indicators for the loan portfolio, including delinquency, non-performing status, changes in risk ratings, changes in the underlying performance of the borrowers and other relevant factors. On a daily basis, the Company monitors the collateral of loans secured by cash, marketable securities and/or cash value life insurance within the private banking portfolio which further reduces the risk profile of that portfolio. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy for determining past due status of loans.

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

The following tables present the recorded investment in loans by credit quality indicator:

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$3,691,866	$1,069,932	$1,780,768	$6,542,566
Special mention	—	15,777	14,284	30,061
Substandard	3,536	—	1,396	4,932
Loans and leases held-for-investment	$3,695,402	$1,085,709	$1,796,448	$6,577,559

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$2,864,774	$767,540	$1,475,793	$5,108,107
Special mention	2,532	12,636	2,217	17,385
Substandard	2,237	5,144	—	7,381
Loans and leases held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

Changes in the allowance for loan and lease losses were as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,942	$5,764	$5,502	$13,208
Provision (credit) for loan losses	143	(2,482)	1,371	(968)
Charge-offs	(112)	—	—	(112)
Recoveries	—	1,980	—	1,980
Balance, end of period	$1,973	$5,262	$6,873	$14,108

	Year Ended December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,577	$8,043	$4,797	$14,417
Provision (credit) for loan losses	365	(1,275)	705	(205)
Charge-offs	—	(2,068)	—	(2,068)
Recoveries	—	1,064	—	1,064
Balance, end of period	$1,942	$5,764	$5,502	$13,208

	Year Ended December 31, 2017
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,424	$12,326	$5,012	$18,762
Provision (credit) for loan losses	153	(556)	(220)	(623)
Charge-offs	—	(4,302)	—	(4,302)
Recoveries	—	575	5	580
Balance, end of period	$1,577	$8,043	$4,797	$14,417

The following tables present the age analysis of past due loans segregated by class of loan:

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$261	$—	$184	$445	$3,694,957	$3,695,402
Commercial and industrial	—	—	—	—	1,085,709	1,085,709
Commercial real estate	—	—	—	—	1,796,448	1,796,448
Loans and leases held-for-investment	$261	$—	$184	$445	$6,577,114	$6,577,559

	December 31, 2018
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$1,040	$173	$2,000	$3,213	$2,866,330	$2,869,543
Commercial and industrial	—	—	—	—	785,320	785,320
Commercial real estate	—	—	—	—	1,478,010	1,478,010
Loans and leases held-for-investment	$1,040	$173	$2,000	$3,213	$5,129,660	$5,132,873

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans as of and for the years ended December 31, 2019, 2018 and 2017:

	As of and for the Year Ended December 31, 2019
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

Impaired loans as of December 31, 2019 and 2018, were $184,000 and $2.2 million, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $171,000 and $437,000 as of December 31, 2019 and 2018, respectively.

The following tables present the allowance for loan and lease losses and recorded investment in loans by class:

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$171	$—	$—	$171
Collectively evaluated for impairment	1,802	5,262	6,873	13,937
Total allowance for loan and lease losses	$1,973	$5,262	$6,873	$14,108

Loans and leases held-for-investment:
Individually evaluated for impairment	$184	$—	$—	$184
Collectively evaluated for impairment	3,695,218	1,085,709	1,796,448	6,577,375
Loans and leases held-for-investment	$3,695,402	$1,085,709	$1,796,448	$6,577,559

	December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$437	$—	$—	$437
Collectively evaluated for impairment	1,505	5,764	5,502	12,771
Total allowance for loan and lease losses	$1,942	$5,764	$5,502	$13,208

Loans and leases held-for-investment:
Individually evaluated for impairment	$2,237	$—	$—	$2,237
Collectively evaluated for impairment	2,867,306	785,320	1,478,010	5,130,636
Loans and leases held-for-investment	$2,869,543	$785,320	$1,478,010	$5,132,873

Troubled Debt Restructuring

The aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring was $171,000 and $237,000 as of December 31, 2019 and 2018, respectively, which were also on non-accrual. There were no unused commitments on loans designated as troubled debt restructurings as of December 31, 2019 and 2018.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with payment defaults during the years ended December 31, 2019, 2018 or 2017.

There were no loans newly designated as TDRs during the year ended December 31, 2019 and 2018.

The financial effects of our modifications made to loans newly designated as TDRs during the year ended December 31, 2017, were as follows:

	Year Ended December 31, 2017
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Private banking:
Extended term, deferred principal and reduced interest rate	2	$433	$368	$433	$368
Total	2	$433	$368	$433	$368

Other Real Estate Owned

As of December 31, 2019 and 2018, the balance of OREO was $4.3 million and $3.4 million, respectively. During the year ended, December 31, 2019, collateral related to an impaired loan was transferred to OREO at a fair value of $1.5 million based on the appraised value, less estimated selling costs. In addition, a property was sold from OREO totaling $169,000 with a net loss of $97,000 during the year ended December 31, 2019. There were no residential mortgage loans that were in the process of foreclosure as of December 31, 2019.

[7] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill of $2.9 million and other intangible assets of $1.5 million were recorded during the year ended December 31, 2018, related to the Columbia acquisition.

The following table presents the change in goodwill for the years ended December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Balance, beginning of period	$41,660	$38,724
Additions	—	2,936
Balance, end of period	$41,660	$41,660

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the years ended December 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Balance, beginning of period	$26,203	$26,634
Additions	—	1,537
Amortization	(2,009)	(1,968)
Balance, end of period	$24,194	$26,203

The following table presents the gross amount of intangible assets and total accumulated amortization by class:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$4,040	$(765)	$3,275	$4,040	$(592)	$3,448
Client Relationships:
Sub-advisory client list	11,645	(4,968)	6,677	11,645	(4,098)	7,547
Separate managed accounts client list	3,175	(1,092)	2,083	3,175	(779)	2,396
Other institutional client list	5,950	(3,155)	2,795	5,950	(2,614)	3,336
Non-compete agreements	522	(458)	64	522	(346)	176
Total finite-lived intangibles	25,332	(10,438)	14,894	25,332	(8,429)	16,903
Client Relationships:
Mutual fund client relationships (indefinite-lived)	9,300	—	9,300	9,300	—	9,300
Total intangibles assets	$34,632	$(10,438)	$24,194	$34,632	$(8,429)	$26,203

Intangible amortization expense on finite-lived intangible assets totaled $2.0 million, $2.0 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following is a summary of the expected intangible amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2019:

(Dollars in thousands)	Amount
2020	$1,943
2021	1,911
2022	1,900
2023	1,897
2024	1,805
Thereafter	5,438
Total finite-lived intangibles	$14,894

[8] OFFICE PROPERTIES AND EQUIPMENT

The following is a summary of office properties and equipment by major classification as of December 31, 2019 and 2018:

	December 31,
(Dollars in thousands)	2019	2018
Furniture, fixtures and equipment	$15,752	$11,594
Leasehold improvements	7,792	5,917
Total, at cost	23,544	17,511
Accumulated depreciation	(13,975)	(12,385)
Net office properties and equipment	$9,569	$5,126

Depreciation expense was $1.6 million, $1.5 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively

[9] OPERATING LEASES

The Company has noncancellable operating leases primarily for its six office spaces and other office equipment that expire between 2020 and 2036. These leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain that it will exercise these renewal options, the options are not considered in determining the lease terms and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for many of the Company’s leases, variable payments. Variable payments for office space leases include the Company’s proportionate share of the building’s property taxes, insurance and common area maintenance. For office equipment leases for which the Company has elected not to separate lease and nonlease components, maintenance services are provided by the lessor at a fixed cost and are included in the fixed lease payments for the single, combined lease component.

The Company rents office space in its six office locations which are accounted for as operating leases. The remaining lease terms have expirations from 2020 to 2036 and provide for one or more renewal options. These leases provide for annual rent escalations and payment of certain operating expenses applicable to the leased space. The Company records rent expense on a straight-line basis over the term of the lease. Operating lease cost was $2.8 million, $2.2 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The net deferred rent liability was $1.1 million and $661,000 as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the weighted average remaining lease term was 14 years and the weighted average discount rate as 4.25%.

Maturities of lease liabilities under noncancellable leases as of December 31, 2019, are as follows:

(Dollars in thousands)	Amount
December 31,
2020	$2,556
2021	2,726
2022	2,455
2023	2,163
2024	1,930
Thereafter	20,281
Total undiscounted lease payments	$32,111
Imputed interest	8,467
Operating lease liability	$23,644

[10] DEPOSITS

As of December 31, 2019 and 2018, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	December 31, 2019	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$356,102	$258,268
Interest-bearing checking accounts	0.05 to 3.15%	1.57%	2.29%	1,398,264	778,131
Money market deposit accounts	0.10 to 3.25%	1.84%	2.45%	3,426,745	2,781,870
Total demand and savings accounts				5,181,111	3,818,269
Certificates of deposit	1.60 to 3.25%	2.24%	2.39%	1,453,502	1,232,192
Total deposits				$6,634,613	$5,050,461
Weighted average rate on interest-bearing accounts		1.87%	2.41%

As of December 31, 2019 and 2018, the Bank had total brokered deposits of $766.6 million and $641.4 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) accounts totaled $857.9 million and $565.3 million as of December 31, 2019 and 2018, respectively and were considered non-brokered.

As of December 31, 2019 and 2018, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $551.5 million and $569.8 million, respectively. As of December 31, 2019 and 2018, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $233.5 million and $230.0 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
12 months or less	$1,244,838	$992,468
12 months to 24 months	168,437	181,456
24 months to 36 months	40,227	58,268
Total	$1,453,502	$1,232,192

Interest expense on deposits for the years ended December 31, 2019, 2018 and 2017, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest-bearing checking accounts	$21,480	$11,440	$3,706
Money market deposit accounts	69,336	45,106	22,350
Certificates of deposit	34,776	21,947	11,429
Total interest expense on deposits	$125,592	$78,493	$37,485
[11] BORROWINGS

As of December 31, 2019 and 2018, borrowings were comprised of the following:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit	1.81%	$55,000	5/1/2020	2.62%	$250,000	5/1/2019
Issued 12/12/2019	1.85%	100,000	1/13/2020		—
Issued 12/02/2019	1.91%	150,000	3/2/2020		—
Issued 10/08/2019	2.00%	50,000	1/8/2020		—
Issued 12/31/2018		—		2.65%	65,000	1/2/2019
Issued 10/10/2018		—		2.54%	50,000	1/8/2019
Line of credit borrowings		—		5.47%	4,250	9/28/2019
Subordinated notes payable (net of debt issuance costs of $0 and $84, respectively)		—		5.75%	34,916	7/1/2019
Total borrowings, net		$355,000			$404,166

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of December 31, 2019, the Bank’s borrowing capacity is based on the information provided in the September 30, 2019, QCR filing. As of December 31, 2019, the Bank had securities held in safekeeping at the FHLB with a fair value of $2.8 million, combined with pledged loans of $1.18 billion, for a gross borrowing capacity of $844.1 million, of which $355.0 million was outstanding in advances. As of December 31, 2018, there was $365.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of December 31, 2019 and 2018, there were no outstanding borrowings under these lines of credit, and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $2.9 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC, however if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from our customer as part of the existing credit facility of that customer.

As of December 31, 2019, the company maintained an unsecured line of credit of $50.0 million with Texas Capital Bank. As of December 31, 2019 and 2018, there was $0 and $4.3 million outstanding under this line of credit, respectively.

Interest expense on borrowings for the years ended December 31, 2019, 2018 and 2017, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
FHLB borrowings	$8,639	$5,555	$3,152
Line of credit borrowings	68	119	90
Subordinated notes payable	1,091	2,215	2,215
Total interest expense on borrowings	$9,798	$7,889	$5,457

[12] INCOME TAXES

The income tax provision reconciled to taxes computed at the statutory federal rate for the years ended December 31, 2019, 2018 and 2017, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Tax provision at statutory rate	$14,418	$12,677	$16,615
Nondeductible expenses	919	595	294
Bank owned life insurance	(364)	(360)	(622)
Stock option exercises and cancellations	(668)	(844)	(674)
State tax expense, net of federal benefit	2,481	1,927	1,024
Impact of change in tax rates	—	(332)	(2,351)
Adjustments to prior year tax	(121)	(133)	215
Tax exempt income, net of disallowed interest	(71)	(79)	(151)
Renewable energy tax credits	(1,912)	(6,568)	(4,629)
Low income housing tax credits	(364)	(95)	(260)
Historic tax credits	(6,036)	(860)	—
Other	183	17	21
Income tax provision	$8,465	$5,945	$9,482

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

The tax credits in the table above relate to transactions for the financing of renewable solar energy facilities, low-income housing tax credits and historic tax credits. These transactions provided federal tax credits and state tax credits (where applicable) during the 2019, 2018 and 2017 tax years. The financing of the solar energy facilities is accounted for as direct financing leases included within the C&I loan and lease portfolio. The amortization of the Company’s low income housing tax credit investments has been reflected as income tax expense. The net amount of low income housing tax credits, amortization and tax benefits recorded to income tax expenses during the years ended December 31, 2019, 2018 and 2017, was $364,000, $95,000 and $260,000, respectively. The carrying amount of the investment in low income housing tax credits was $39.2 million, of which $21.7 million was unfunded as of December 31, 2019. The carrying amount of the investment in historic tax credits was $10.6 million, of which $6.6 million was unfunded as of December 31, 2019.

The income tax provision for the years ended December 31, 2019, 2018 and 2017, consisted of:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current income tax provision (benefit) - federal	$4,058	$2,712	$(2,324)
Current income tax provision - state	1,767	2,999	696
Deferred tax provision - federal	1,312	904	10,050
Deferred tax provision (benefit) - state	1,328	(670)	1,060
Income tax provision	$8,465	$5,945	$9,482

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018, were as follows:

	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Net operating loss - state	$233	$143
Start-up expenses	28	47
Stock compensation	3,146	3,376
Compensation related accruals	4,007	3,976
Leasehold improvement	155	205
Allowance for loan and lease losses	3,421	3,157
Long-term lease	—	158
Reserve for unfunded commitments	156	130
Supplemental executive retirement plan	883	871
Transaction costs	126	138
Earn out liability non-purchase accounting	246	298
Unrealized loss on investments and derivatives	—	733
State bonus depreciation	2,295	1,326
General business credits	10,677	4,424
Other	399	325
Gross deferred tax assets	25,772	19,307

Deferred tax liabilities:
Office properties and equipment	(21,857)	(13,906)
Prepaid expenses	(874)	(370)
Deferred loan costs	(5,110)	(4,477)
Intangibles	(164)	(93)
Goodwill	(4,209)	(3,813)
State capital shares tax liability	(127)	(161)
Capitalized Investment Management	—	—
Unrealized gain on investments and derivatives	(362)	—
Gross deferred tax liability	(32,703)	(22,820)
Net deferred tax liability	$(6,931)	$(3,513)

Management believes that, as of December 31, 2019, it is more likely than not that the deferred tax assets will be fully realized upon the generation of future taxable income. The Company has certain pre-tax state net operating loss carryforwards of $3.3 million, which will expire in years 2034-2039. The Company has general business credits of $10.7 million, which will expire in 2038.

The change in the net deferred tax asset or liability for the years ended December 31, 2019 and 2018, was detailed as follows:

	December 31,
(Dollars in thousands)	2019	2018
Deferred tax provision	$(2,640)	$(234)
Deferred tax impact from other comprehensive income	(778)	873
Change in net deferred tax asset or liability	$(3,418)	$639

The Company considers uncertain tax positions that it has taken or expects to take on a tax return. The Company recognizes interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. Tax years 2016 through 2019 remain subject to federal and state tax examinations as of December 31, 2019.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017, was as follows:

	December 31,
(Dollars in thousands)	2019	2018	2017
Beginning of year balance	$704	$744	$599
Increases in prior period tax positions	111	—	18
Decreases in prior period tax positions	—	(250)	—
Increases in current period tax positions	148	210	127
Settlements	(435)	—	—
End of year balance	$528	$704	$744

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $478,000, $605,000 and $620,000 as of December 31, 2019, 2018 and 2017, respectively. The impact of interest and penalties was immaterial to the Company’s financial statements for the years ended December 31, 2019, 2018 and 2017. The Company does not expect changes in its unrecognized tax benefits in the next twelve months to have a material impact on its financial statements.

[13] STOCK TRANSACTIONS

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

When, as, and if declared by the Board, dividends will be payable on the Series A Preferred Stock from the date of issuance to, but excluding April 1, 2023, at a rate of 6.75% per annum (subject to potential adjustment), payable quarterly, in arrears, and from and including April 1, 2023, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 398.5 basis points per annum, payable quarterly, in arrears. The Company may redeem the Series A Preferred Stock at its option, subject to regulatory approval, on or after April 1, 2023, as described in the prospectus supplement relating to the offering filed with the SEC on March 19, 2018.

During the year ended December 31, 2019, the Company paid dividends of $2.7 million on its Series A Preferred Stock and $3.1 million on its Series B Preferred Stock. During the year ended December 31, 2018, the Company paid dividends of $2.1 million on its Series A Preferred Stock.

Under authorization of the Board, the Company was permitted to repurchase shares of its common stock up to prescribed amounts of which $10.4 million remained available as December 31, 2019. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company.

During the year ended December 31, 2019, the Company repurchased a total of 111,512 shares of common stock for approximately $2.3 million, at an average cost of $20.73 per share. During the year ended December 31, 2018, the Company repurchased a total of 263,540 shares of common stock for approximately $6.8 million, at an average cost of $25.83 per share. During the year ended December 31, 2017, the Company repurchased a total of 376,641 shares of common stock for approximately $8.7 million, at an average cost of $23.03 per share. The repurchased shares are held as treasury stock.

The table below shows the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding
Balance, December 31, 2016	—	28,415,654
Issuance of restricted common stock	—	396,175
Forfeitures of restricted common stock	—	(14,637)
Exercise of stock options	—	170,550
Purchase of treasury stock	—	(376,641)
Balance, December 31, 2017	—	28,591,101
Issuance of preferred stock	40,250	—
Issuance of restricted common stock	—	423,113
Forfeitures of restricted common stock	—	(27,250)
Exercise of stock options	—	155,250
Purchase of treasury stock	—	(263,540)
Balance, December 31, 2018	40,250	28,878,674
Issuance of preferred stock	80,500	—
Issuance of restricted common stock	—	580,453
Forfeitures of restricted common stock	—	(78,209)
Exercise of stock options	—	86,580
Purchase of treasury stock	—	(111,512)
Balance, December 31, 2019	120,750	29,355,986

[14] REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of December 31, 2019 and 2018, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625%, and was phased in over a four-year period until it reached 2.5% on January 1, 2019. As of December 31, 2019 and 2018, the capital conservation buffer was 2.5% and 1.875%, respectively, in addition to the minimum capital adequacy levels shown in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of December 31, 2019 and 2018:

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

	December 31, 2018
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$426,066	10.86%	$313,789	8.00%	N/A	N/A
Bank	$437,849	11.25%	$311,497	8.00%	$389,371	10.00%
Tier 1 risk-based capital ratio
Company	$414,808	10.58%	$235,342	6.00%	N/A	N/A
Bank	$424,418	10.90%	$233,622	6.00%	$311,497	8.00%
Common equity tier 1 risk-based capital ratio
Company	$378,117	9.64%	$176,506	4.50%	N/A	N/A
Bank	$424,418	10.90%	$175,217	4.50%	$253,091	6.50%
Tier 1 leverage ratio
Company	$414,808	7.28%	$227,851	4.00%	N/A	N/A
Bank	$424,418	7.49%	$226,762	4.00%	$283,453	5.00%

[15] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. During the years ended December 31, 2019, 2018 and 2017, the Company automatically contributed three percent of each eligible employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $1.0 million, $952,000 and $863,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for its Chairman and Chief Executive Officer. The benefits were earned over a five-year period ended January 31, 2018, with the projected payments for this SERP of $25,000 per month for 180 months commencing the latter of retirement or 60 months. For the years ended December 31, 2019, 2018 and 2017, the Company recorded expense related to SERP of $8,000, $127,000 and $513,000, respectively, utilizing a discount rate of 3.66%, 3.70% and 3.59%, respectively. The recorded liability related to the SERP plan was $3.7 million and $3.6 million as of December 31, 2019 and 2018, respectively.

[16] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the years ended December 31, 2019, 2018 and 2017, was as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017

Net income available to common shareholders	$54,440	$52,304	$37,988

Weighted average common shares outstanding:
Basic	27,864,933	27,583,519	27,550,833
Restricted stock - dilutive	633,802	780,357	649,956
Stock options - dilutive	334,600	469,520	510,533
Diluted	28,833,335	28,833,396	28,711,322

Earnings per common share:
Basic	$1.95	$1.90	$1.38
Diluted	$1.89	$1.81	$1.32

	Years Ended December 31,
	2019	2018	2017
Anti-dilutive shares (1)	31,500	7,000	27,000

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

[17] STOCK-BASED COMPENSATION PROGRAMS

The Company’s 2006 Stock Option Plan (the “2006 Plan”) provided for the granting of incentive and non-qualifying stock options to the Company’s key employees, key contractors and outside directors at the discretion of the Board. The Omnibus Incentive Plan (the “Omnibus Plan”), which was approved by the Company’s shareholders on May 20, 2014, provides for the granting of incentive and non-qualifying stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights and other equity-based or equity-related awards to the Company’s key employees, key contractors and outside directors at the discretion of the Board. The Omnibus Plan, upon its approval, replaced the 2006 Plan. The total number of shares of common stock that may be granted under the Omnibus Plan is the number of authorized shares of common stock of the Company that remained available under the 2006 Plan as of the date of shareholder approval, plus any shares of common stock issued pursuant to the 2006 Plan that were forfeited, canceled, expired or otherwise terminated. The shares reserved for grants under the 2006 Plan are no longer available for grants under that plan but are instead reserved for grants under the Omnibus Plan.

The total shares of common stock which may be issued upon the grant or exercise of stock-based awards, as authorized by shareholders of the Company, was 4,000,000 as of December 31, 2019, under both the 2006 Plan and the Omnibus Plan (combined the “Plans”). As of December 31, 2019, the Company has issued non-qualifying stock options and restricted shares. The aggregate awards outstanding were 2,033,689 under both of the Plans. As of December 31, 2019, 1,373,507 stock options and restricted shares had been exercised or vested, respectively, leaving 592,804 additional awards available for the Company to grant under the Omnibus Plan.

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. Options and restricted shares issued under the Plans typically vest in 2.5 to 5 years. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire grant. The Company’s compensation expense for all awards was $8.8 million, $8.2 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In 2018, the Board approved stock option cancellation programs to allow for certain outstanding and vested stock option awards to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the year ended December 31, 2018, there were 65,446 options canceled for $945,000, which was recorded as a reduction to additional paid-in capital.

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

There were no stock options granted for the years ended December 31, 2019, 2018 and 2017.

Stock option activity during the periods indicated was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Balance, December 31, 2016	1,133,393	$10.53	5.76
Granted	—	—
Exercised	(170,550)	9.75
Forfeited	(16,500)	10.30
Canceled	—	—
Expired	—	—
Balance, December 31, 2017	946,343	$10.67	5.01
Granted	—	—
Exercised	(155,250)	10.74
Forfeited	(15,000)	11.74
Canceled	(65,446)	10.30
Expired	(16,500)	13.53
Balance, December 31, 2018	694,147	$10.60	4.26
Granted	—	—
Exercised	(86,580)	10.39
Forfeited	(5,000)	10.31
Canceled	—	—
Expired	—	—
Balance, December 31, 2019	602,567	$10.64	3.47

Exercisable as of December 31, 2017	617,646	$10.16	4.25
Exercisable as of December 31, 2018	429,450	$9.97	3.49
Exercisable as of December 31, 2019	512,236	$10.64	3.17

The weighted average grant date fair value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $5.13, $4.94 and $4.69, respectively.

A summary of the status of the Company’s non-vested options as of and changes during the years ended December 31, 2019, 2018 and 2017, is presented below:

Non-vested options:	Number of Options	Weighted Average Grant-Date Fair Value
Balance, December 31, 2016	558,277	$4.95
Granted	—	—
Vested	(213,080)	4.97
Forfeited	(16,500)	4.99
Balance, December 31, 2017	328,697	$4.94
Granted	—	—
Vested	(49,000)	4.82
Forfeited	(15,000)	5.01
Balance, December 31, 2018	264,697	$4.96
Granted	—	—
Vested	(169,366)	4.94
Forfeited	(5,000)	4.95
Balance, December 31, 2019	90,331	$4.98

As of December 31, 2019, there was $31,000 of total unrecognized compensation cost related to non-vested options granted under the Plans, and the unrecognized compensation cost is expected to be recognized over a weighted average period of 0.9 years.

RESTRICTED SHARES

A summary of the status of the Company’s non-vested restricted shares as of and changes during the years ended December 31, 2019, 2018 and 2017, is presented below:

Non-vested restricted shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2016	783,305	$12.05
Granted	396,175	22.07
Vested	(27,000)	10.66
Forfeited	(14,637)	13.87
Balance, December 31, 2017	1,137,843	$15.54
Granted	423,113	23.90
Vested	(180,694)	10.68
Forfeited	(27,250)	20.61
Balance, December 31, 2018	1,353,012	$18.70
Granted	580,453	21.85
Vested	(424,134)	13.20
Forfeited	(78,209)	19.13
Balance, December 31, 2019	1,431,122	$21.58

As of December 31, 2019, there was $14.8 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Omnibus Plan, and the unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

[18] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company's known or expected cash payments related to certain of the Company's FHLB borrowings and to manage the volatility of the change in fair value related to certain of the Company’s equity investments. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers while at the same time the Company enters into an offsetting derivative transaction in order to eliminate its interest rate risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2019 and 2018:

	Asset Derivatives		Liability Derivatives
	as of December 31, 2019		as of December 31, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$2,184
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	55,241	Other liabilities	55,289

Total	Other assets	$55,241	Other liabilities	$57,473

	Asset Derivatives		Liability Derivatives
	as of December 31, 2018		as of December 31, 2018
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,384	Other liabilities	$—
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	25,523	Other liabilities	25,518

Total	Other assets	$26,907	Other liabilities	$25,518

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of December 31, 2019 and 2018:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
December 31, 2019	$55,241	$—	$55,241	$(850)	$—	$54,391

December 31, 2018	$26,907	$—	$26,907	$(9,587)	$—	$17,320

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
December 31, 2019	$57,473	$—	$57,473	$(850)	$(55,753)	$870

December 31, 2018	$25,518	$—	$25,518	$(9,587)	$(3,941)	$11,990

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2019 and 2018.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of December 31, 2019, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/(Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 1/8/2018	$50,000	2.21%	$239	1/8/2021	12
Issued 5/30/2019	$50,000	2.05%	$158	6/1/2022	29
Issued 5/30/2019	$50,000	2.03%	$151	6/1/2023	41
Issued 5/30/2019	$50,000	2.04%	$157	6/1/2024	53
Total	$200,000		$705
(1) The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The table below presents the effective portion of the Company’s cash flow hedge instruments in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017:

		Years Ended December 31,
(Dollars in thousands)		2019	2018	2017
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Interest expense	$1,259	$1,380	$371

The table below presents the effective portion of the Company’s cash flow hedge instruments in accumulated other comprehensive income for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Derivatives designated as hedging instruments:	Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	$(2,239)	$1,027	$287

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2019, the Company had interest rate derivative transactions with an aggregate notional amount of $2.86 billion related to this program.

In addition, the Company also has executed equity derivatives to economically hedge certain of its equity investments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2019, the Company had no outstanding equity derivative transactions.

The table below presents the effect of the Company’s non-designated hedge instruments in the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017:

		Years Ended December 31,
(Dollars in thousands)		2019	2018	2017
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$(45)	$14	$(1)
Equity products	Non-interest income	$(176)	$—	$—
Total		$(221)	$14	$(1)

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

As of December 31, 2019, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $55.8 million, including accrued interest. As of December 31, 2019, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $59.3 million. If the Company had breached any of these provisions as of December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value.

[19] DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$175,418	$—	$175,418
Trust preferred securities	—	18,260	—	18,260
Agency collateralized mortgage obligations	—	27,193	—	27,193
Agency mortgage-backed securities	—	18,509	—	18,509
Agency debentures	—	9,402	—	9,402
Interest rate swaps	—	55,241	—	55,241
Total financial assets	$—	$304,023	$—	$304,023

Financial liabilities:
Interest rate swaps	$—	$57,473	$—	$57,473
Total financial liabilities	$—	$57,473	$—	$57,473

	December 31, 2018
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$151,063	$—	$151,063
Trust preferred securities	—	16,849	—	16,849
Non-agency collateralized loan obligations	—	390	—	390
Agency collateralized mortgage obligations	—	33,718	—	33,718
Agency mortgage-backed securities	—	21,264	—	21,264
Agency debentures	—	10,012	—	10,012
Equity securities	12,661	—	—	12,661
Interest rate swaps	—	26,907	—	26,907
Total financial assets	$12,661	$260,203	$—	$272,864

Financial liabilities:
Interest rate swaps	$—	$25,518	$—	$25,518
Acquisition earn out liability	—	—	2,920	2,920
Total financial liabilities	$—	$25,518	$2,920	$28,438

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
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

As of December 31, 2019 and 2018, the Company recorded $171,000 and $437,000, respectively, of specific reserves to the allowance for loan and lease losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of December 31, 2019 and 2018:

	December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$13	Collateral	Appraisal value and discount due to salability conditions	—%

Other real estate owned	$4,250	Collateral	Appraisal value and discount due to salability conditions	17%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of financial instruments:

	December 31, 2019			December 31, 2018
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$403,855	$403,855	$189,985	$189,985
Debt securities available-for-sale	2	248,782	248,782	233,296	233,296
Debt securities held-to-maturity	2	196,044	196,755	196,131	196,823
Equity securities	1	—	—	12,661	12,661
Federal Home Loan Bank stock	2	24,324	24,324	24,671	24,671
Loans and leases held-for-investment, net	3	6,563,451	6,548,432	5,119,665	5,119,562
Accrued interest receivable	2	22,326	22,326	20,702	20,702
Investment management fees receivable, net	2	7,560	7,560	7,299	7,299
Bank owned life insurance	2	70,044	70,044	68,309	68,309
Other real estate owned	3	4,250	4,250	3,424	3,424
Interest rate swaps	2	55,241	55,241	26,907	26,907

Financial liabilities:
Deposits	2	$6,634,613	$6,648,546	$5,050,461	$5,048,079
Borrowings, net	2	355,000	355,003	404,166	404,084
Acquisition earn out liability	3	—	—	2,920	2,920
Interest rate swaps	2	57,473	57,473	25,518	25,518

During the years ended December 31, 2019, 2018 and 2017, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2019 and 2018:

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

OTHER REAL ESTATE OWNED
OREO is recorded on the date acquired at fair value, less estimated disposition costs, with the fair value being determined by appraisal.

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

[20] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) net of tax, for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019			2018			2017
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$(2,363)	$1,032	$(1,331)	$172	$1,074	$1,246	$(297)	$1,127	$830
Change in unrealized holding gains (losses)	5,356	(1,701)	3,655	(2,913)	773	(2,140)	655	180	835
Losses (gains) reclassified from other comprehensive income	(237)	(955)	(1,192)	53	(1,050)	(997)	(186)	(233)	(419)
Reclassification for equity securities under ASU 2016-01	—	—	—	286	—	286	—	—	—
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	39	235	274	—	—	—
Net other comprehensive income (loss)	5,119	(2,656)	2,463	(2,535)	(42)	(2,577)	469	(53)	416
Balance, end of period	$2,756	$(1,624)	$1,132	$(2,363)	$1,032	$(1,331)	$172	$1,074	$1,246

[21] RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company have loan accounts with the Bank. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with outsiders. As of December 31, 2019, the Bank had six loans outstanding to directors totaling $24.1 million.

[22] CONTINGENT LIABILITIES

From time to time the Company is party to various litigation matters incidental to the conduct of its business. The Company is not aware of any material unasserted claims. In the opinion of management, there are no potential claims that would have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[23] CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition of the parent company as of December 31, 2019 and 2018, and the related condensed statements of income and cash flows for the years ended December 31, 2019, 2018 and 2017, should be read in conjunction with our Consolidated Financial Statements and related notes:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
PARENT COMPANY ONLY
	December 31,
(Dollars in thousands)	2019	2018
ASSETS

Cash and cash equivalents	$15,231	$3,561
Equity securities	—	12,661
Investment in subsidiaries	606,904	504,711
Prepaid expenses and other assets	109	1,648
Total assets	$622,244	$522,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings, net	$—	$39,166
Other accrued expenses and other liabilities	963	4,061
Shareholders’ equity	621,281	479,354
Total liabilities and shareholders’ equity	$622,244	$522,581

CONDENSED STATEMENTS OF INCOME
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Interest income	$219	$284	$279
Dividends received from subsidiaries	13,000	3,000	3,000
Total interest and dividend income	13,219	3,284	3,279
Interest expense	1,159	2,334	2,305
Net interest income	12,060	950	974
Non-interest income (loss)	842	(774)	—
Non-interest expense	1,081	749	371
Income (loss) before income taxes and undisbursed income of subsidiaries	11,821	(573)	603
Income tax expense benefit	(467)	(490)	(251)
Income (loss) before undisbursed income of subsidiaries	12,288	(83)	854
Undisbursed income of subsidiaries	47,905	54,507	37,134
Net income	$60,193	$54,424	$37,988

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$60,193	$54,424	$37,988
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(47,905)	(54,507)	(37,134)
Net loss (gain) on equity securities	(842)	775	—
Amortization of deferred financing costs	84	203	203
Increase (decrease) in accrued interest payable	(1,005)	(19)	19
Decrease (increase) in other assets	1,539	(784)	238
Increase (decrease) in other liabilities	(2,269)	2,729	(777)
Net cash provided by operating activities	9,795	2,821	537
Cash Flows from Investing Activities:
Purchase of equity securities	—	(5,224)	(267)
Sale of equity securities	13,679	—	—
Net payments for investments in subsidiaries	(43,000)	(26,335)	(200)
Net cash used in investing activities	(29,321)	(31,559)	(467)
Cash Flows from Financing Activities:
Net proceeds from issuance of preferred stock	77,611	38,468	—
Repayment of subordinated debt	(35,000)	—	—
Net increase (decrease) in line of credit advances	(4,250)	(1,950)	6,200
Net proceeds from exercise of stock options	900	1,667	1,663
Cancellation of stock options	—	(945)	—
Purchase of treasury stock	(2,312)	(6,807)	(8,675)
Dividends paid on preferred stock	(5,753)	(2,120)	—
Net cash provided by (used in) financing activities	31,196	28,313	(812)
Net change in cash and cash equivalents	11,670	(425)	(742)
Cash and cash equivalents at beginning of year	3,561	3,986	4,728
Cash and cash equivalents at end of year	$15,231	$3,561	$3,986

[24] SEGMENTS

The Company operates two reportable segments: Bank and Investment Management.

•	The Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals through the TriState Capital Bank subsidiary.

•
The Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors through the Chartwell subsidiary. It also supports marketing efforts for Chartwell’s proprietary investment products through the CTSC Securities subsidiary.

The following tables provide financial information for the two segments of the Company as of and for the years ended December 31, 2019 and 2018. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	December 31, 2019	December 31, 2018
Assets:
Bank	$7,686,981	$5,947,165
Investment management	83,295	92,894
Parent and other	(4,466)	(4,404)
Total assets	$7,765,810	$6,035,655

	Year Ended December 31, 2019
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$262,332	$—	$115	$262,447
Interest expense	134,336	—	1,054	135,390
Net interest income (loss)	127,996	—	(939)	127,057
Provision (credit) for loan and lease losses	(968)	—	—	(968)
Net interest income (loss) after provision for loan and lease losses	128,964	—	(939)	128,025
Non-interest income:
Investment management fees	—	36,889	(447)	36,442
Net gain on the sale and call of debt securities	416	—	—	416
Other non-interest income	15,051	31	842	15,924
Total non-interest income	15,467	36,920	395	52,782
Non-interest expense:
Intangible amortization expense	—	2,009	—	2,009
Other non-interest expense	77,945	31,560	635	110,140
Total non-interest expense	77,945	33,569	635	112,149
Income (loss) before tax	66,486	3,351	(1,179)	68,658
Income tax expense (benefit)	8,015	918	(468)	8,465
Net income (loss)	$58,471	$2,433	$(711)	$60,193

	Year Ended December 31, 2018
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$199,510	$—	$276	$199,786
Interest expense	84,055	—	2,327	86,382
Net interest income (loss)	115,455	—	(2,051)	113,404
Provision (credit) for loan losses	(205)	—	—	(205)
Net interest income (loss) after provision for loan losses	115,660	—	(2,051)	113,609
Non-interest income:
Investment management fees	—	37,939	(292)	37,647
Net loss on the sale and call of debt securities	(70)	—	—	(70)
Other non-interest income (loss)	11,112	1	(773)	10,340
Total non-interest income	11,042	37,940	(1,065)	47,917
Non-interest expense:
Intangible amortization expense	—	1,968	—	1,968
Change in fair value of acquisition earn out	—	(218)	—	(218)
Other non-interest expense	67,190	31,760	457	99,407
Total non-interest expense	67,190	33,510	457	101,157
Income (loss) before tax	59,512	4,430	(3,573)	60,369
Income tax expense (benefit)	5,856	579	(490)	5,945
Net income (loss)	$53,656	$3,851	$(3,083)	$54,424

	Year Ended December 31, 2017
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$134,029	$—	$266	$134,295
Interest expense	40,649	—	2,293	42,942
Net interest income (loss)	93,380	—	(2,027)	91,353
Provision (credit) for loan losses	(623)	—	—	(623)
Net interest income (loss) after provision for loan losses	94,003	—	(2,027)	91,976
Non-interest income:
Investment management fees	—	37,309	(209)	37,100
Net gain on the sale and call of debt securities	310	—	—	310
Other non-interest income	9,554	2	—	9,556
Total non-interest income	9,864	37,311	(209)	46,966
Non-interest expense:
Intangible amortization expense	—	1,851	—	1,851
Other non-interest expense	59,073	30,387	161	89,621
Total non-interest expense	59,073	32,238	161	91,472
Income (loss) before tax	44,794	5,073	(2,397)	47,470
Income tax expense (benefit)	9,211	522	(251)	9,482
Net income (loss)	$35,583	$4,551	$(2,146)	$37,988

[25] SUBSEQUENT EVENT

On January 7, 2020, the Company increased its unsecured line of credit agreement with lead bank Texas Capital Bank to $75.0 million.

On January 16, 2020, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depository share, on the Company’s Series B Preferred Stock, each of which is payable on April 1, 2020, to preferred shareholders of record as of the close of business on March 18, 2020.

SELECTED QUARTERLY FINANCIAL DATA

The tables below summarize our unaudited quarterly financial information for the years ended December 31, 2019 and 2018:

	2019
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$65,474	$67,732	$66,339	$62,902
Interest expense	32,408	35,416	35,036	32,530
Net interest income	33,066	32,316	31,303	30,372
Provision (credit) for loan losses	728	(607)	(712)	(377)
Net interest income after provision for loan losses	32,338	32,923	32,015	30,749
Non-interest income:
Investment management fees	8,862	8,902	9,254	9,424
Net gain on the sale and call of debt securities	70	206	112	28
Other non-interest income	4,559	5,135	2,613	3,617
Total non-interest income	13,491	14,243	11,979	13,069
Non-interest expense:
Intangible amortization expense	503	502	502	502
Other non-interest expense	29,616	27,271	27,083	26,170
Total non-interest expense	30,119	27,773	27,585	26,672
Income before tax	15,710	19,393	16,409	17,146
Income tax expense	1,106	3,059	1,718	2,582
Net income	$14,604	$16,334	$14,691	$14,564
Preferred stock dividends	1,962	1,962	1,150	679
Net income available to common shareholders	$12,642	$14,372	$13,541	$13,885

Earnings per common share:
Basic	$0.45	$0.52	$0.49	$0.50
Diluted	$0.44	$0.50	$0.47	$0.48

	2018
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$58,162	$52,424	$47,784	$41,416
Interest expense	28,630	23,605	18,993	15,154
Net interest income	29,532	28,819	28,791	26,262
Provision (credit) for loan losses	(581)	(234)	415	195
Net interest income after provision for loan losses	30,113	29,053	28,376	26,067
Non-interest income:
Investment management fees	9,225	9,828	9,686	8,908
Net gain (loss) on the sale and call of debt securities	(76)	—	1	5
Other non-interest income	2,426	2,923	2,815	2,176
Total non-interest income	11,575	12,751	12,502	11,089
Non-interest expense:
Intangible amortization expense	503	502	502	461
Change in fair value of acquisition earn out	(218)	—	—	—
Other non-interest expense	26,018	25,184	24,816	23,389
Total non-interest expense	26,303	25,686	25,318	23,850
Income before tax	15,385	16,118	15,560	13,306
Income tax expense	265	1,807	968	2,905
Net income	$15,120	$14,311	$14,592	$10,401
Preferred stock dividends	679	679	762	—
Net income available to common shareholders	$14,441	$13,632	$13,830	$10,401

Earnings per common share:
Basic	$0.52	$0.49	$0.50	$0.38
Diluted	$0.50	$0.47	$0.48	$0.36

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2019, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, the Company’s system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
TriState Capital Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TriState Capital Holdings, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria as described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria as described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 24, 2020

ITEM 9B. OTHER INFORMATION

Other Matters

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of December 31, 2019, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to financial markets and institutions, including to the Company.

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

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of 2021. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company has already: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; and (3) implemented more robust fallback contract language. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 19, 2020, which proxy materials will be filed with the SEC no later than April 29, 2020, and are incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 19, 2020, which proxy materials will be filed with the SEC no later than April 29, 2020, and are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 19, 2020, which proxy materials will be filed with the SEC no later than April 29, 2020, and are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 19, 2020, which proxy materials will be filed with the SEC no later than April 29, 2020, and are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 19, 2020, which proxy materials will be filed with the SEC no later than April 29, 2020, and are incorporated by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX
Exhibit

No.	Description

3.1
Amended and Restated Articles of Incorporation, which is incorporated by reference to Exhibit 3.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 16, 2013.

3.2
Articles of Amendment for TriState Capital Holdings, Inc. 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 20, 2018.

3.3
Statement of Correction to the Articles of Amendment of TriState Capital Holdings. Inc. 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, which is incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 29, 2019.

3.4
Articles of Amendment for TriState Capital Holdings, Inc. 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, which is incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on May 29, 2019.

3.4	Bylaws, as amended, which is incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 16, 2013.

4.1	Description of Securities, filed herewith.

4.2
Specimen common stock certificate, which is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 16, 2013.

4.3
Form of Deposit Agreement among TriState Capital Holdings, Inc., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein relating to TriState Capital Holdings, Inc. 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 20, 2018.

4.4
Form of Depositary Receipt representing the depositary shares, each representing a 1/40th ownership interest in a share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock (included in Exhibit 4.3).

4.5
Form of Deposit Agreement among TriState Capital Holdings, Inc., Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein relating to TriState Capital Holdings, Inc. 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, which is incorporated by reference to Exhibit 4,1 of our Current Report on Form 8-K filed with the SEC on May 29, 2019.

4.6
Form of Depositary Receipt representing the depositary shares, each representing a 1/40th ownership interest in a share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, (included in Exhibit 4.5)

10.1
TriState Capital Holdings, Inc. 2006 Stock Option Plan (“2006 Stock Option Plan”), which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.2
Form of Nonqualified Stock Option Award Agreement under 2006 Stock Option Plan, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.3
Agreement of Lease dated August 29, 2006 between Oxford Development Company/Grant Street, Landlord, and TriState Capital Holdings, Inc., Tenant, and amendment thereto dated September 13, 2010, which is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.4
Registration Rights Agreement dated August 10, 2012, by and among TriState Capital Holdings, Inc., LM III TriState Holdings LLC and LM III-A TriState Holdings LLC, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.5
TriState Capital Bank Supplemental Executive Retirement Agreement dated February 28, 2013, by and among TriState Capital Holdings, Inc., TriState Capital Bank and James F. Getz, which is incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.

10.6	TriState Capital Holdings, Inc. 2014 Omnibus Incentive Plan, which is incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.

10.7
Form of Three-Year Officer Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on February 19, 2019.

10.8
Form of Five-Year Officer Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on February 19, 2019.

10.9
Form of Non-Employee Director Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on February 19, 2019.

10.10	TriState Capital Holdings, Inc. Short-Term Incentive Plan, which is incorporated by reference to Appendix B to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.

21	Subsidiaries of TriState Capital Holdings, Inc., filed herewith.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.

24	Power of Attorney, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

Date:	February 24, 2020	By:	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

Date:	February 24, 2020	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 24, 2020	By:	/s/ James F. Getz
James F. Getz
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 24, 2020	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 24, 2020	By:	/s/ David L. Bonvenuto*
David L. Bonvenuto
Director

Date:	February 24, 2020	By:	/s/ Anthony J. Buzzelli*
Anthony J. Buzzelli
Director

Date:	February 24, 2020	By:	/s/ Helen Hanna Casey*
Helen Hanna Casey
Director

Date:	February 24, 2020	By:	/s/ E.H. (Gene) Dewhurst*
E.H. (Gene) Dewhurst
Director

Date:	February 24, 2020	By:	/s/ James J. Dolan*
James J. Dolan
Director

Date:	February 24, 2020	By:	/s/ Audrey P. Dunning*
Audrey P. Dunning
Director

Date:	February 24, 2020	By:	/s/ Brian S. Fetterolf*
Brian S. Fetterolf
Director

Date:	February 24, 2020	By:	/s/ Kim A. Ruth*
Kim A. Ruth
Director

Date:	February 24, 2020	By:	/s/ A. William Schenck, III*
A. William Schenck, III
Vice Chairman and Director

Date:	February 24, 2020	By:	/s/ Richard B. Seidel*
Richard B. Seidel
Director

Date:	February 24, 2020	By:	/s/ John B. Yasinsky*
John B. Yasinsky
Director

	*	By:	/s/ James F. Getz
James F. Getz, Attorney-in-Fact