Form 10-Q
period 2020-03-31
TriState Capital Holdings, Inc.
filed 2020-05-11
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
___________

As of April 30, 2020, there were 29,841,310 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other measures of future financial or business performance, strategies or expectations. These statements are often, but not always, indicated through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “maintain,” “may,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable statements of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections and beliefs or assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

•	risks associated with COVID-19 and their expected impact and duration, including effects on our operations, our clients, economic conditions and the demand for our products and services;

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

•
changes in accounting policies, accounting standards, or authoritative accounting guidance, including the current expected credit loss (“CECL”) model, which may increase the level of our allowance for credit losses upon adoption;

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

•	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms;

•	regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to shareholders;

•	changes and direction of government policy toward and intervention in the U.S. financial system;

•
natural disasters and adverse weather, acts of terrorism, cyber-attacks, an outbreak of hostilities, a public health outbreak (such as COVID-19) or other international or domestic calamities, and other matters beyond our control;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2020	December 31, 2019
ASSETS

Cash	$357	$357
Interest-earning deposits with other institutions	1,004,612	395,860
Federal funds sold	5,159	7,638
Cash and cash equivalents	1,010,128	403,855
Debt securities available-for-sale, at fair value	275,170	248,782
Debt securities held-to-maturity, at cost	312,842	196,044
Federal Home Loan Bank stock	18,724	24,324
Total investment securities	606,736	469,150
Loans and leases held-for-investment	6,958,149	6,577,559
Allowance for loan and lease losses	(17,304)	(14,108)
Loans and leases held-for-investment, net	6,940,845	6,563,451
Accrued interest receivable	22,106	22,326
Investment management fees receivable, net	6,656	7,560
Goodwill	41,659	41,660
Intangible assets, net of accumulated amortization of $10,939 and $10,437, respectively	23,693	24,194
Office properties and equipment, net of accumulated depreciation of $14,479 and $13,976, respectively	10,089	9,569
Operating lease right-of-use asset	22,085	22,589
Bank owned life insurance	70,472	70,044
Prepaid expenses and other assets	235,592	131,412
Total assets	$8,990,061	$7,765,810

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$7,782,759	$6,634,613
Borrowings, net	330,000	355,000
Accrued interest payable on deposits and borrowings	4,462	5,490
Deferred tax liability, net	2,366	6,931
Operating lease liability	23,244	23,644
Other accrued expenses and other liabilities	232,850	118,851
Total liabilities	8,375,681	7,144,529

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 80,500, respectively	77,611	77,611
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 32,002,728 and 31,482,408, respectively; Shares outstanding - 29,762,578 and 29,355,986, respectively	295,587	295,349
Additional paid-in capital	22,783	23,095
Retained earnings	229,382	218,449
Accumulated other comprehensive income (loss), net	(14,049)	1,132
Treasury stock (2,240,150 and 2,126,422 shares, respectively)	(35,402)	(32,823)
Total shareholders’ equity	614,380	621,281
Total liabilities and shareholders’ equity	$8,990,061	$7,765,810

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019

Interest income:
Loans and leases	$58,918	$57,262
Investments	3,901	4,353
Interest-earning deposits	1,383	1,287
Total interest income	64,202	62,902

Interest expense:
Deposits	27,244	29,333
Borrowings	2,036	3,197
Total interest expense	29,280	32,530
Net interest income	34,922	30,372
Provision (credit) for loan and lease losses	2,993	(377)
Net interest income after provision for loan and lease losses	31,929	30,749
Non-interest income:
Investment management fees	7,638	9,424
Service charges on deposits	213	136
Net gain on the sale and call of debt securities	57	28
Swap fees	4,373	1,803
Commitment and other loan fees	419	531
Other income	616	1,147
Total non-interest income	13,316	13,069
Non-interest expense:
Compensation and employee benefits	17,446	16,775
Premises and occupancy costs	1,909	1,270
Professional fees	1,470	995
FDIC insurance expense	2,170	1,421
General insurance expense	262	294
State capital shares tax	383	380
Travel and entertainment expense	864	835
Intangible amortization expense	502	502
Other operating expenses	4,138	4,200
Total non-interest expense	29,144	26,672
Income before tax	16,101	17,146
Income tax expense	3,206	2,582
Net income	$12,895	$14,564
Preferred stock dividends	1,962	679
Net income available to common shareholders	$10,933	$13,885

Earnings per common share:
Basic	$0.39	$0.50
Diluted	$0.38	$0.48

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019

Net income	$12,895	$14,564

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $(2,997) and $766, respectively	(9,422)	2,430

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $(3) and $(4), respectively	(12)	(13)

Unrealized holding losses on derivatives, net of tax expense of $(1,837) and $(44), respectively	(5,874)	(162)

Reclassification adjustment for losses (gains) included in net income on derivatives, net of tax benefit (expense) of $32 and $(139), respectively	127	(422)

Other comprehensive income (loss)	(15,181)	1,833

Total comprehensive income (loss)	$(2,286)	$16,397

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354
Net income	—	—	—	14,564	—	—	14,564
Other comprehensive income	—	—	—	—	1,833	—	1,833
Preferred stock dividends	—	—	—	(679)	—	—	(679)
Exercise of stock options	—	342	(154)	—	—	—	188
Purchase of treasury stock	—	—	—	—	—	(433)	(433)
Stock-based compensation	—	—	1,730	—	—	—	1,730
Balance, March 31, 2019	$38,468	$293,697	$16,940	$177,894	$502	$(30,944)	$496,557

Balance, December 31, 2019	$116,079	$295,349	$23,095	$218,449	$1,132	$(32,823)	$621,281
Net income	—	—	—	12,895	—	—	12,895
Other comprehensive loss	—	—	—	—	(15,181)	—	(15,181)
Preferred stock dividends	—	—	—	(1,962)	—	—	(1,962)
Exercise of stock options	—	238	(147)	—	—	—	91
Purchase of treasury stock	—	—	—	—	—	(2,579)	(2,579)
Cancellation of stock options	—	—	(2,484)	—	—	—	(2,484)
Stock-based compensation	—	—	2,319	—	—	—	2,319
Balance, March 31, 2020	$116,079	$295,587	$22,783	$229,382	$(14,049)	$(35,402)	$614,380

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$12,895	$14,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,005	906
Amortization of deferred financing costs	—	51
Provision (credit) for loan losses	2,993	(377)
Stock-based compensation expense	2,319	1,730
Net gain on the sale or call of debt securities available-for-sale	(15)	(17)
Net gain on the call of debt securities held-to-maturity	(42)	(11)
Income from equity securities	—	(719)
Income from debt securities trading	(239)	—
Purchase of debt securities trading	(20,932)	—
Proceeds from the sale of debt securities trading	21,171	—
Net amortization (accretion) of premiums and discounts on debt securities	15	(5)
Decrease (increase) in investment management fees receivable, net	904	(595)
Decrease (increase) in accrued interest receivable	220	(3,145)
Decrease (increase) in accrued interest payable	(1,028)	593
Bank owned life insurance income	(428)	(420)
Decrease in income taxes payable	—	(488)
Decrease in prepaid income taxes	2,688	7,066
Deferred tax provision	240	223
Increase (decrease) in accounts payable and other accrued expenses	(13,816)	(19,323)
Other, net	(3,653)	(4,173)
Net cash provided by (used in) operating activities	4,297	(4,140)
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(92,637)	(12,425)
Purchase of debt securities held-to-maturity	(219,269)	(42,367)
Proceeds from the sale of debt securities available-for-sale	49,967	—
Proceeds from the sale of equity securities	—	2,000
Principal repayments and maturities of debt securities available-for-sale	3,856	10,202
Principal repayments and maturities of debt securities held-to-maturity	122,505	21,595
Investment in low income housing and historic tax credits	(2,847)	(311)
Net redemption of Federal Home Loan Bank stock	5,600	4,600
Net increase in loans and leases	(380,388)	(201,971)
Additions to office properties and equipment	(1,023)	(656)
Net cash used in investing activities	(514,236)	(219,333)
Cash flows from financing activities:
Net increase in deposit accounts	1,148,146	287,243
Net decrease in Federal Home Loan Bank advances	(55,000)	(5,000)
Net increase (decrease) in line of credit advances	30,000	(1,000)
Net proceeds from exercise of stock options	91	188
Cancellation of stock options	(2,484)	—
Payment of contingent consideration	—	(2,920)
Purchase of treasury stock	(2,579)	(433)
Dividends paid on preferred stock	(1,962)	(679)
Net cash provided by financing activities	1,116,212	277,399
Net change in cash and cash equivalents during the period	606,273	53,926
Cash and cash equivalents at beginning of the period	403,855	189,985
Cash and cash equivalents at end of the period	$1,010,128	$243,911

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest expense	$30,308	$31,886
Income taxes	$278	$(4,219)
Other non-cash activity:
Operating lease right-of-use asset	$22,084	$24,766
Unsettled purchase of debt securities held-to-maturity	$20,000	$—

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

The Bank was established to serve the commercial banking needs of regionally located middle-market businesses and financial services providers and the private banking needs of high-net-worth individuals nation-wide. The Bank has two wholly owned subsidiaries: TSC Equipment Finance LLC (“TSC Equipment Finance”), established to hold and manage loans and leases of our equipment finance business, and Meadowood Asset Management, LLC (“Meadowood”), established to hold and manage other real estate owned by the bank and/or foreclosed properties for the Bank.

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

CONSOLIDATION
Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly owned subsidiaries, TSC Equipment Finance and Meadowood, after elimination of inter-company accounts and transactions. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to SEC rules for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the related notes for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of March 31, 2020 and December 31, 2019. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan and lease portfolio as of March 31, 2020 and December 31, 2019. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan and lease losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan and lease losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the three months ended March 31, 2020, and 2019 and no allowance for uncollectible accounts as of March 31, 2020 and December 31, 2019.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing a goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then a goodwill impairment test is not required. Goodwill is evaluated for potential impairment by determining if the fair value has fallen below carrying value.

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

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$213,148	$1,214	$8,596	$205,766
Trust preferred securities	18,125	—	2,329	15,796
Agency collateralized mortgage obligations	25,983	1	325	25,659
Agency mortgage-backed securities	17,683	753	9	18,427
Agency debentures	8,967	555	—	9,522
Total debt securities available-for-sale	283,906	2,523	11,259	275,170
Debt securities held-to-maturity:
Corporate bonds	22,177	575	12	22,740
Agency debentures (1)	271,743	1,091	—	272,834
Municipal bonds	14,575	121	—	14,696
Agency mortgage-backed securities	4,347	719	—	5,066
Total debt securities held-to-maturity	312,842	2,506	12	315,336
Total debt securities	$596,748	$5,029	$11,271	$590,506

(1)	Balance includes $20 million of unsettled transactions.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	245,077	3,940	235	248,782
Debt securities held-to-maturity:
Corporate bonds	24,678	619	—	25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	196,044	1,646	935	196,755
Total debt securities	$441,121	$5,586	$1,170	$445,537

Interest income on investment securities was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Taxable interest income	$3,391	$3,872
Non-taxable interest income	112	104
Dividend income	398	377
Total interest income on investment securities	$3,901	$4,353

As of March 31, 2020, the contractual maturities of the debt securities were:

	March 31, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$53,698	$53,423	$4,824	$4,834
Due from one to five years	98,325	96,411	87,424	87,785
Due from five to ten years	70,963	64,959	197,656	198,490
Due after ten years	60,920	60,377	22,938	24,227
Total debt securities	$283,906	$275,170	$312,842	$315,336

The $60.4 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of March 31, 2020, included $34.2 million, or 56.7%, that are floating-rate securities. The $197.7 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of March 31, 2020, included $15.8 million that have call provisions within the next three years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2020	2019	2020	2019
Proceeds from sales	$49,967	$—	$—	$—
Proceeds from calls	—	1,224	122,353	21,460
Total proceeds	$49,967	$1,224	$122,353	$21,460

Gross realized gains	$15	$17	$42	$11
Gross realized losses	—	—	—	—
Net realized gains	$15	$17	$42	$11

Debt securities available-for-sale of $2.6 million as of March 31, 2020, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $14.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$125,170	$6,582	$17,986	$2,014	$143,156	$8,596
Trust preferred securities	15,795	2,329	—	—	15,795	2,329
Agency collateralized mortgage obligations	3,794	41	21,188	284	24,982	325
Agency mortgage-backed securities	1,289	9	—	—	1,289	9
Total debt securities available-for-sale	146,048	8,961	39,174	2,298	185,222	11,259
Debt securities held-to-maturity:
Corporate bonds	4,489	12	—	—	4,489	12
Total debt securities held-to-maturity	4,489	12	—	—	4,489	12
Total temporarily impaired debt securities (1)	$150,537	$8,973	$39,174	$2,298	$189,711	$11,271

(1)	The number of investment positions with unrealized losses totaled 63 for available-for-sale securities and 4 for held-to-maturity securities.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$4,942	$58	$19,951	$49	$24,893	$107
Trust preferred securities	—	—	4,417	48	4,417	48
Agency collateralized mortgage obligations	22,117	66	2,544	14	24,661	80
Total debt securities available-for-sale	27,059	124	26,912	111	53,971	235
Debt securities held-to-maturity:
Agency debentures	87,879	935	—	—	87,879	935
Total debt securities held-to-maturity	87,879	935	—	—	87,879	935
Total temporarily impaired debt securities (1)	$114,938	$1,059	$26,912	$111	$141,850	$1,170

(1)	The number of investment positions with unrealized losses totaled 86 for available-for-sale securities and 53 for held-to-maturity securities.

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

There were no outstanding debt securities classified as trading as of March 31, 2020 and December 31, 2019.

There was $18.7 million and $24.3 million in FHLB stock outstanding as of March 31, 2020 and December 31, 2019, respectively.

[3] LOANS AND LEASES

The Company generates loans through the private banking and middle-market banking channels. The private banking channel primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash, marketable securities and/or cash value life insurance. The middle-market banking channel consists of our C&I loan and lease portfolio and CRE loan portfolio, which serve middle-market businesses and real estate developers in our primary markets and certain financial services companies with whom we have multiple relationship components.

Loans and leases held-for-investment were comprised of the following:

	March 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$3,908,672	$1,186,242	$1,856,183	$6,951,097
Deferred loan costs (fees)	6,883	4,862	(4,693)	7,052
Loans and leases held-for-investment, net of deferred fees and costs	3,915,555	1,191,104	1,851,490	6,958,149
Allowance for loan and lease losses	(2,174)	(6,685)	(8,445)	(17,304)
Loans and leases held-for-investment, net	$3,913,381	$1,184,419	$1,843,045	$6,940,845

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$3,688,779	$1,080,767	$1,801,375	$6,570,921
Deferred loan costs (fees)	6,623	4,942	(4,927)	6,638
Loans and leases held-for-investment, net of deferred fees and costs	3,695,402	1,085,709	1,796,448	6,577,559
Allowance for loan and lease losses	(1,973)	(5,262)	(6,873)	(14,108)
Loans and leases held-for-investment, net	$3,693,429	$1,080,447	$1,789,575	$6,563,451

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Often these commitments are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments, including standby letters of credit, as of March 31, 2020 and December 31, 2019, was $4.78 billion and $4.91 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The reserve for losses on unfunded commitments was $712,000 and $645,000 as of March 31, 2020 and December 31, 2019, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $37.7 million and $20.7 million as of March 31, 2020 and December 31, 2019, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of March 31, 2020 and December 31, 2019, included in the total unfunded commitments above, was $70.6 million and $72.8 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the three months ended March 31, 2020 and 2019, there were draws on letters of credit totaling $35,000 and $48,000, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 97.5% and 97.4% of total private banking loans as of March 31, 2020 and December 31, 2019, respectively.

Commercial Banking: Commercial and Industrial Loans and Leases
This loan portfolio primarily includes loans and leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases, except for certain commercial loans that are secured by marketable securities.

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

Commercial Banking: Commercial Real Estate Loans
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

The following tables present the recorded investment in loans by credit quality indicator:

	March 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$3,912,060	$1,175,517	$1,835,993	$6,923,570
Special mention	—	15,587	4,872	20,459
Substandard	3,495	—	10,625	14,120
Loans and leases held-for-investment	$3,915,555	$1,191,104	$1,851,490	$6,958,149

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$3,691,866	$1,069,932	$1,780,768	$6,542,566
Special mention	—	15,777	14,284	30,061
Substandard	3,536	—	1,396	4,932
Loans and leases held-for-investment	$3,695,402	$1,085,709	$1,796,448	$6,577,559

Changes in the allowance for loan and lease losses were as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,973	$5,262	$6,873	$14,108
Provision (credit) for loan losses	201	1,220	1,572	2,993
Charge-offs	—	—	—	—
Recoveries	—	203	—	203
Balance, end of period	$2,174	$6,685	$8,445	$17,304

	Three Months Ended March 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,942	$5,764	$5,502	$13,208
Provision (credit) for loan losses	59	(604)	168	(377)
Charge-offs	—	—	—	—
Recoveries	—	1,881	—	1,881
Balance, end of period	$2,001	$7,041	$5,670	$14,712

The following tables present the age analysis of past due loans and leases segregated by class:

	March 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$450	$206	$184	$840	$3,914,715	$3,915,555
Commercial and industrial	—	—	—	—	1,191,104	1,191,104
Commercial real estate	—	—	—	—	1,851,490	1,851,490
Loans and leases held-for-investment	$450	$206	$184	$840	$6,957,309	$6,958,149

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$261	$—	$184	$445	$3,694,957	$3,695,402
Commercial and industrial	—	—	—	—	1,085,709	1,085,709
Commercial real estate	—	—	—	—	1,796,448	1,796,448
Loans and leases held-for-investment	$261	$—	$184	$445	$6,577,114	$6,577,559

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

	As of and for the Three Months Ended March 31, 2020
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

	As of and for the Twelve Months Ended December 31, 2019
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

Impaired loans as of March 31, 2020 and December 31, 2019, were $184,000 and $184,000, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the three months ended March 31, 2020, and the twelve months ended December 31, 2019. As of March 31, 2020 and December 31, 2019, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans were evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $171,000 and $171,000 as of March 31, 2020 and December 31, 2019, respectively.

The following tables present the allowance for loan and lease losses and recorded investment in loans by class:

	March 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$171	$—	$—	$171
Collectively evaluated for impairment	2,003	6,685	8,445	17,133
Total allowance for loan and lease losses	$2,174	$6,685	$8,445	$17,304
Loans and leases held-for-investment:
Individually evaluated for impairment	$184	$—	$—	$184
Collectively evaluated for impairment	3,915,371	1,191,104	1,851,490	6,957,965
Loans and leases held-for-investment	$3,915,555	$1,191,104	$1,851,490	$6,958,149

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$171	$—	$—	$171
Collectively evaluated for impairment	1,802	5,262	6,873	13,937
Total allowance for loan and lease losses	$1,973	$5,262	$6,873	$14,108
Loans and leases held-for-investment:
Individually evaluated for impairment	$184	$—	$—	$184
Collectively evaluated for impairment	3,695,218	1,085,709	1,796,448	6,577,375
Loans and leases held-for-investment	$3,695,402	$1,085,709	$1,796,448	$6,577,559

Troubled Debt Restructuring

The aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring was $171,000 and $171,000 as of March 31, 2020 and December 31, 2019, respectively, which were also on non-accrual. There were no unused commitments on loans designated as troubled debt restructurings as of March 31, 2020 and December 31, 2019.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with a payment default during the three months ended March 31, 2020 and 2019.

There were no loans newly designated as TDRs during the three months ended March 31, 2020 and 2019.

Other Real Estate Owned

As of March 31, 2020 and December 31, 2019, the balance of the other real estate owned portfolio was $4.3 million and $4.3 million, respectively. There were no residential mortgage loans in the process of foreclosure as of March 31, 2020.

[5] DEPOSITS

As of March 31, 2020 and December 31, 2019, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	March 31, 2020	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$362,075	$356,102
Interest-bearing checking accounts	0.05 to 1.86%	0.49%	1.57%	2,195,824	1,398,264
Money market deposit accounts	0.10 to 3.25%	0.90%	1.84%	3,783,842	3,426,745
Total demand and savings accounts				6,341,741	5,181,111
Certificates of deposit	0.65 to 3.25%	1.84%	2.24%	1,441,018	1,453,502
Total deposits				$7,782,759	$6,634,613
Weighted average rate on interest-bearing accounts		0.96%	1.87%

As of March 31, 2020 and December 31, 2019, the Bank had total brokered deposits of $1.29 billion and $766.6 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $938.9 million and $857.9 million as of March 31, 2020 and December 31, 2019, respectively, and were considered non-brokered.

As of March 31, 2020 and December 31, 2019, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $521.9 million and $551.5 million, respectively. As of March 31, 2020 and December 31, 2019, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $214.6 million and $233.5 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
12 months or less	$1,325,423	$1,244,838
12 months to 24 months	95,403	168,437
24 months to 36 months	20,192	40,227
Total	$1,441,018	$1,453,502

Interest expense on deposits was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Interest-bearing checking accounts	$5,214	$4,542
Money market deposit accounts	14,655	16,540
Certificates of deposit	7,375	8,251
Total interest expense on deposits	$27,244	$29,333

[6] BORROWINGS

As of March 31, 2020 and December 31, 2019, borrowings were comprised of the following:

	March 31, 2020			December 31, 2019
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit	—%	$—		1.81%	$55,000	5/1/2020
Issued 3/20/2020	0.67%	50,000	6/22/2020	—%	—
Issued 3/02/2020	1.68%	50,000	6/2/2020	—%	—
Issued 3/02/2020	1.68%	150,000	6/1/2020	—%	—
Issued 1/08/2020	1.84%	50,000	4/8/2020	—%	—
Issued 12/12/2019	—%	—		1.85%	100,000	1/13/2020
Issued 12/02/2019	—%	—		1.91%	150,000	3/2/2020
Issued 10/08/2019		—		2.00%	50,000	1/8/2020
Line of credit borrowings	4.25%	30,000	10/17/2020		—
Total borrowings, net		$330,000			$355,000

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of March 31, 2020, the Bank’s borrowing capacity is based on the information provided in the December 31, 2019, QCR filing. As of March 31, 2020, the Bank had securities held in safekeeping at the FHLB with a fair value of $2.6 million, combined with pledged loans of $1.24 billion, for a gross borrowing capacity of $886.7 million, of which $300.0 million was outstanding in advances. As of December 31, 2019, there was $355.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of March 31, 2020 and December 31, 2019, there were no outstanding borrowings under these lines of credit and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $3.2 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC, however if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from our customer as part of the existing credit facility of that customer.

The holding company maintains an unsecured line of credit of $75.0 million with Texas Capital Bank. As of March 31, 2020 and December 31, 2019, there was $30.0 million and $0 outstanding under this line of credit, respectively.

Interest expense on borrowings was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
FHLB borrowings	$2,035	$2,585
Line of credit borrowings	1	58
Subordinated notes payable	—	554
Total interest expense on borrowings	$2,036	$3,197

[7] STOCK TRANSACTIONS

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

During the three months ended March 31, 2020, the Company paid dividends of $679,000 on its Series A Preferred Stock and $1.3 million on its Series B Preferred Stock. During the three months ended March 31, 2019, the Company paid dividends of $679,000 on its Series A Preferred Stock.

Under authorization by the Board, the Company was permitted to repurchase its common stock up to prescribed amounts, of which $9.9 million remained available as of March 31, 2020. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company. During the three months ended March 31, 2020, the Company repurchased 30,000 shares for approximately $520,000, at an average cost of $17.33 per share, which are held as treasury stock. During the three months ended March 31, 2019, the Company repurchased 20,000 shares for approximately $433,000, at an average cost of 21.66 per share, which are held as treasury stock.

In addition to the shares purchased in the market, the Company acquired 83,728 shares of treasury stock for approximately $2.1 million in connection with the exercise, net settlement or vesting of equity awards during the three months ended March 31, 2020. The Company did not aquire shares of treasury stock in connection with the exercise, net settlement or vesting of equity awards during the three months ended March 31, 2019.

Under prior authorization of the Board, stock option cancellation programs were approved to allow for certain outstanding and vested stock option awards to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the three months ended March 31, 2020, there were 212,447 options canceled for approximately $2.5 million, which was recorded as a reduction to additional paid-in capital.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding
Balance, December 31, 2018	40,250	28,878,674
Issuance of preferred stock	—	—
Issuance of restricted common stock	—	538,703
Forfeitures of restricted common stock	—	(61,474)
Exercise of stock options	—	15,930
Purchase of treasury stock	—	(20,000)
Balance, March 31, 2019	40,250	29,351,833

Balance, December 31, 2019	120,750	29,355,986
Issuance of restricted common stock	—	513,820
Forfeitures of restricted common stock	—	(3,500)
Exercise of stock options	—	10,000
Purchase of treasury stock	—	(113,728)
Balance, March 31, 2020	120,750	29,762,578

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of March 31, 2020 and December 31, 2019, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. As of both March 31, 2020 and December 31, 2019, the capital conservation buffer was 2.5%, in addition to the minimum capital adequacy levels shown in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$585,503	11.42%	$410,021	8.00%	N/A	N/A
Bank	$597,764	11.69%	$408,904	8.00%	$511,131	10.00%
Tier 1 risk-based capital ratio
Company	$567,487	11.07%	$307,516	6.00%	N/A	N/A
Bank	$579,748	11.34%	$306,678	6.00%	$408,904	8.00%
Common equity tier 1 risk-based capital ratio
Company	$451,408	8.81%	$230,637	4.50%	N/A	N/A
Bank	$579,748	11.34%	$230,009	4.50%	$332,235	6.50%
Tier 1 leverage ratio
Company	$567,487	7.19%	$315,811	4.00%	N/A	N/A
Bank	$579,748	7.36%	$315,172	4.00%	$393,966	5.00%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

[9] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019

Net income available to common shareholders	$10,933	$13,885
Weighted average common shares outstanding:
Basic	28,180,589	27,832,839
Restricted stock - dilutive	427,404	538,711
Stock options - dilutive	236,851	332,086
Diluted	28,844,844	28,703,636

Earnings per common share:
Basic	$0.39	$0.50
Diluted	$0.38	$0.48

	Three Months Ended March 31,
	2020	2019
Anti-dilutive shares (1)	545,320	146,579

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of March 31, 2020 and December 31, 2019:

	Asset Derivatives		Liability Derivatives
	as of March 31, 2020		as of March 31, 2020
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$21	Other liabilities	$9,837

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	157,938	Other liabilities	158,036

Total	Other assets	$157,959	Other liabilities	$167,873

	Asset Derivatives		Liability Derivatives
	as of December 31, 2019		as of December 31, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$2,184

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	55,241	Other liabilities	55,289

Total	Other assets	$55,241	Other liabilities	$57,473

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of March 31, 2020 and December 31, 2019:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
March 31, 2020	$157,959	$—	$157,959	$(32)	$—	$157,927

December 31, 2019	$55,241	$—	$55,241	$(850)	$—	$54,391

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
March 31, 2020	$167,873	$—	$167,873	$(32)	$(167,250)	$591

December 31, 2019	$57,473	$—	$57,473	$(850)	$(55,753)	$870

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2020.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of March 31, 2020, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/ (Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 1/8/2018	$50,000	2.21%	$581	1/8/2021	9
Issued 5/30/2019	50,000	2.05%	731	6/1/2022	26
Issued 5/30/2019	50,000	2.03%	724	6/1/2023	38
Issued 5/30/2019	50,000	2.04%	729	6/1/2024	50
Issued 2/28/2020	50,000	0.98%	192	3/2/2025	59
Issued 3/20/2020	50,000	0.60%	10	3/20/2025	60
Total	$300,000		$2,967

(1)	The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)		2020	2019	2020	2019
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(159)	$561	$(7,711)	$(206)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2020, the Company had interest rate derivative transactions with an aggregate notional amount of $3.10 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended March 31,
(Dollars in thousands)		2020	2019
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$(61)	$(20)

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

As of March 31, 2020, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $167.8 million, including accrued interest. As of March 31, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $169.0 million. If the Company had breached any of these provisions as of March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$205,766	$—	$205,766
Trust preferred securities	—	15,796	—	15,796
Agency collateralized mortgage obligations	—	25,659	—	25,659
Agency mortgage-backed securities	—	18,427	—	18,427
Agency debentures	—	9,522	—	9,522
Interest rate swaps	—	157,959	—	157,959
Total financial assets	—	433,129	—	433,129

Financial liabilities:
Interest rate swaps	—	167,873	—	167,873
Total financial liabilities	$—	$167,873	$—	$167,873

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$175,418	$—	$175,418
Trust preferred securities	—	18,260	—	18,260
Agency collateralized mortgage obligations	—	27,193	—	27,193
Agency mortgage-backed securities	—	18,509	—	18,509
Agency debentures	—	9,402	—	9,402
Interest rate swaps	—	55,241	—	55,241
Total financial assets	—	304,023	—	304,023

Financial liabilities:
Interest rate swaps	—	57,473	—	57,473
Total financial liabilities	$—	$57,473	$—	$57,473

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
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

As of March 31, 2020 and December 31, 2019, the Company recorded $171,000 and $171,000, respectively, of specific reserves to allowance for loan and lease losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020
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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes of the carrying amounts and estimated fair values of financial instruments:

		March 31, 2020		December 31, 2019
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$1,010,128	$1,010,128	$403,855	$403,855
Debt securities available-for-sale	2	275,170	275,170	248,782	248,782
Debt securities held-to-maturity	2	312,842	315,336	196,044	196,755
Federal Home Loan Bank stock	2	18,724	18,724	24,324	24,324
Loans and leases held-for-investment, net	3	6,940,845	6,967,244	6,563,451	6,548,432
Accrued interest receivable	2	22,106	22,106	22,326	22,326
Investment management fees receivable, net	2	6,656	6,656	7,560	7,560
Bank owned life insurance	2	70,472	70,472	70,044	70,044
Other real estate owned	3	4,250	4,250	4,250	4,250
Interest rate swaps	2	157,959	157,959	55,241	55,241

Financial liabilities:
Deposits	2	$7,782,759	$7,808,249	$6,634,613	$6,648,546
Borrowings, net	2	330,000	330,400	355,000	355,003
Interest rate swaps	2	167,873	167,873	57,473	57,473

During the three months ended March 31, 2020 and 2019, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2020 and December 31, 2019:

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

[12] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$2,756	$(1,624)	$1,132	$(2,363)	$1,032	$(1,331)
Change in unrealized holding gains (losses)	(9,422)	(5,874)	(15,296)	2,430	(162)	2,268
Losses (gains) reclassified from other comprehensive income	(12)	127	115	(13)	(422)	(435)
Net other comprehensive income (loss)	(9,434)	(5,747)	(15,181)	2,417	(584)	1,833
Balance, end of period	$(6,678)	$(7,371)	$(14,049)	$54	$448	$502

[13] CONTINGENT LIABILITIES

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

(Dollars in thousands)	March 31, 2020	December 31, 2019
Assets:
Bank	$8,915,114	$7,686,981
Investment management	83,238	83,295
Parent and other	(8,291)	(4,466)
Total assets	$8,990,061	$7,765,810

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$64,202	$—	$—	$64,202	$62,830	$—	$72	$62,902
Interest expense	29,296	—	(16)	29,280	31,919	—	611	32,530
Net interest income (loss)	34,906	—	16	34,922	30,911	—	(539)	30,372
Provision (credit) for loan and lease losses	2,993	—	—	2,993	(377)	—	—	(377)
Net interest income (loss) after provision for loan and lease losses	31,913	—	16	31,929	31,288	—	(539)	30,749
Non-interest income:
Investment management fees	—	7,765	(127)	7,638	—	9,533	(109)	9,424
Net gain on the sale and call of debt securities	57	—	—	57	28	—	—	28
Other non-interest income (loss)	5,652	(31)	—	5,621	2,877	21	719	3,617
Total non-interest income (loss)	5,709	7,734	(127)	13,316	2,905	9,554	610	13,069
Non-interest expense:
Intangible amortization expense	—	502	—	502	—	502	—	502
Other non-interest expense	21,034	6,626	982	28,642	19,021	7,058	91	26,170
Total non-interest expense	21,034	7,128	982	29,144	19,021	7,560	91	26,672
Income (loss) before tax	16,588	606	(1,093)	16,101	15,172	1,994	(20)	17,146
Income tax expense (benefit)	3,348	28	(170)	3,206	2,024	563	(5)	2,582
Net income (loss)	$13,240	$578	$(923)	$12,895	$13,148	$1,431	$(15)	$14,564

[15] SUBSEQUENT EVENTS

On May 11, 2020, the Company issued subordinated notes payable of $60.0 million with a maturity date of May 15, 2030. The subordinated notes have a fixed rate of 5.75% through May 15, 2025, at which point they convert to floating rate indexed to three-month LIBOR plus a spread of 5.36%. Beginning with the interest payment due on May 15, 2025, the Company may, at its option, redeem the subordinated notes. The proceeds will qualify under federal regulatory rules as Tier 2 capital for the holding company. The proceeds will be used for general corporate purposes including the funding of the continued growth for the Bank subsidiary, where such funding would count as Tier 1 capital.

On April 14, 2020, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depositary share, on the Company’s Series

B Preferred Stock, each of which is payable on July 1, 2020, to preferred shareholders of record as of the close of business on June 15, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three months ended March 31, 2020. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this quarterly report and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Executive Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $8.32 billion as of March 31, 2020. CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products that require SEC or Financial Industry Regulatory Authority, Inc. (“FINRA”) licensing.

Developments Related to COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic. This public health crisis has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we we serve. Responses to the crisis include stay at home orders, voluntary and involuntary closing of businesses deemed as “non-essential” and the Board of Governors of the Federal Reserve (the “Federal Reserve”) cut interest rates to near zero. In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic.

We have responded quickly to the changing environment and economy by executing our business continuity plan and the vast majority of employees are now working from home even though we are considered an essential business. We also organized a COVID-19 credit strategy committee comprised of leaders from credit, legal, finance, operations, and compliance so that we could develop responsive action plans. We pro-actively conducted outreach to all commercial loan customers to understand the potential impact that COVID-19 could have on their business. In April 2020, we implemented deferral arrangements in accordance with the CARES Act that represent less than 6% of our loan and lease portfolio, and while this crisis may have substantial impact on many businesses, we have maintained our disciplined approach of focusing on commercial lending opportunities within our four-state Mid-Atlantic region where our team has deep experience and relationships. Additionally, we have worked to keep our commercial loan sizes predominately below our preferred hold level of $10.0 million. The Bank is not a qualified lender or additional lender registered with the Small Business Administration and is not participating in the Paycheck Protection Program, established by the CARES Act. Through our private banking business, we had extensive engagement with thousands of investment advisors about loan requirements as they managed portfolios in periods of historic volatility. As a result, limited cure activity was required. Year-to-date through April 15, 2020, we required maintenance on approximately 7% of our private bank accounts. We have not had to force liquidation of any accounts for clients to meet these cure obligations. We have also deliberately increased our balance sheet liquidity in anticipation of clients’ needs during this public health and economic crisis and increased our allowance for loan and lease losses due to the economic uncertainty surrounding COVID-19. Our investment management business, Chartwell, was able to generate net inflows of $57 million despite the recent market volatility and in April 2020, there was excess of $200 million in institutional commitments in its new business pipeline, most of which we expect to fund before the end of the second quarter.

First Quarter Performance

For the three months ended March 31, 2020, our net income available to common shareholders was $10.9 million compared to $13.9 million for the same period in 2019, a decrease of $3.0 million, or 21.3%. Increases in net interest income of $4.6 million, or 15.0%, driven by loan growth and non-interest income of $247,000, or 1.9%, driven by customer facing interest rate swap were offset by higher provision for loan and lease losses of $3.4 million; an increase of $2.5 million, or 9.3%, in non-interest expense; an increase in preferred stock dividends of $1.3 million; and a $624,000 increase in income tax expense.

Our diluted EPS was $0.38 for the three months ended March 31, 2020, compared to $0.48 for the same period in 2019. The decrease in diluted EPS for the three months ended March 31, 2020, was a result of a decline in our net income available to common shareholders.

For the three months ended March 31, 2020, total revenue increased $4.8 million, or 11.0%, to $48.2 million from $43.4 million for the same period in 2019. The increase in total revenue for the three months ended March 31, 2020, was driven largely by higher net interest income and swap fees for the Bank, partially offset by lower investment management fees.

Our annualized net interest margin was 1.84% and 2.10% for the three months ended March 31, 2020 and 2019, respectively. The decrease in net interest margin for the three months ended March 31, 2020, was driven by a decrease of 94 basis points in the yield on loans, partially offset by a decrease of 78 basis points in the cost of interest-bearing liabilities.

The significant reduction in interest rates in response to the COVID-19 pandemic impacted our interest-earning assets and interest-bearing liabilities. Our loans are predominantly variable rate loans indexed to 1-month LIBOR. At the end of the first quarter 2020, we placed interest rate floors on many of these floating rate loans, particularly for private banking loans. Our deposits are a combination of fixed-rate time deposits and variable rate deposits, many of which are indexed to the Effective Federal Funds Rate and others that are priced at the bank’s discretion. The majority of the floating rate deposits were repriced in March in line with the Federal Reserve rate reduction. In addition, we intentionally increased our liquid assets for the express purpose of carrying more on balance sheet liquidity in anticipation of clients’ needs during the COVID-19 pandemic. These carrying costs will result in marginally lower returns in the short-term based on the interest rate environment.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $7.6 million for the three months ended March 31, 2020, as compared to $9.4 million for the same period in 2019. Assets under management were $8.32 billion as of March 31, 2020, a decrease of $1.41 billion from March 31, 2019, driven by market depreciation of $742.0 million and outflows of 1.89 billion, offset by net new client assets of 1.22 billion.

Our annualized ratio of non-interest expense to average assets was 1.47% and 1.77% for the three months ended March 31, 2020 and 2019, respectively. The Bank’s efficiency ratio was 51.86% and 56.30% for the three months ended March 31, 2020 and 2019, respectively. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 20.0% which was offset by the growth in the Bank’s non-interest expense of 10.6% for the three months ended March 31, 2020.

Our annualized return on average assets (net income to average total assets) was 0.65% and 0.97% for the three months ended March 31, 2020 and 2019, respectively. Our annualized return on average common equity (net income available to common shareholders to average common equity) was 8.59% and 12.50% for the three months ended March 31, 2020 and 2019, respectively. Both ratios declined due to a reduction in earnings during the three months ended March 31, 2020 compared to the same period in 2019.

Our total assets were $8.99 billion as of March 31, 2020, an increase of $1.22 billion, or 63.4% on an annualized basis, from December 31, 2019, primarily due to an increase in cash and cash equivalents, growth in our loan and lease portfolio and growth in our investment portfolio. Loans and leases held-for-investment grew by $380.6 million to $6.96 billion as of March 31, 2020, an annualized increase of 23.3%, from December 31, 2019, as a result of growth in our commercial and private banking loan portfolios. Cash and cash equivalents increased $606.3 million, or 603.8% on an annualized basis, to $1.01 billion due to the previously mentioned intentional increase in liquid assets. Total investment securities increased $137.6 million, or 118.0% on an annualized basis to $606.7 million as of March 31, 2020, from December 31, 2019. Total deposits increased $1.15 billion, or 69.6% on an annualized basis, to $7.78 billion as of March 31, 2020, from December 31, 2019.

Our ratio of adverse rated credits to total loans declined to 0.50% at March 31, 2020, from 0.53% at December 31, 2019. Our ratio of allowance for loan and lease losses to loans was 0.25% and 0.21% as of March 31, 2020 and December 31, 2019, respectively. We had provision expense for loan and lease losses of $3.0 million for the three months ended March 31, 2020, primarily due to an increase in general reserves in response to the unprecedented speed of the economic slowdown associated with the COVID-19 pandemic, partially offset by recoveries of $203,000 in the commercial and industrial portfolio, compared to a credit to provision of $377,000 for the three months ended March 31, 2019.

Our book value per common share decreased $0.47 to $16.74 as of March 31, 2020, from $17.21 as of December 31, 2019, largely as a result of the issuance of restricted stock and a decrease in equity related to accumulated other comprehensive loss during the three months ended March 31, 2020, partially offset by net income available to common shareholders for the same period.

CECL Implementation

The CARES Act provides financial institutions with the option to delay the adoption of Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses, Topic 326: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires companies to replace the incurred loss accounting method for estimating credit losses with the current expected credit losses (“CECL”) method. Relief from implementation of ASU 2016-13 ends on the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. In response to the unprecedented nature of the COVID-19 pandemic and uncertainty regarding its duration and ultimate impact on economic activity, we elected to delay our implementation of the CECL accounting standard. See “Recent Accounting Pronouncements and Developments” for more information on our decision to delay implementation of CECL.

Non-GAAP Financial Measures

We report certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “pre-tax, pre-provision net revenue,” “efficiency ratio” and “EBITDA.” These non-GAAP financial measures are supplemental measures that we believe provide management and our investors with a more detailed understanding of our performance, although these measures are not necessarily comparable to similar measures that may be presented by other companies. These disclosures should not be viewed as a substitute for financial measures in accordance with GAAP.

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

“Pre-tax, pre-provision net revenue” is defined as net income, without giving effect to provision for loan and lease losses and income taxes and excluding gains and losses on the sale and call of investment securities. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for loan and lease losses or other items that are unrelated to our core business.

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

(Dollars in thousands, except per share data)	March 31, 2020	December 31, 2019
Tangible common equity and Tangible book value per common share:
Common shareholders’ equity	$498,301	$505,202
Less: goodwill and intangible assets	65,352	65,854
Tangible common equity (numerator)	$432,949	$439,348
Common shares outstanding (denominator)	29,762,578	29,355,986
Tangible book value per common share	$14.55	$14.97

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Total revenue and Pre-tax, pre-provision net revenue:
Net interest income	$34,922	$30,372
Total non-interest income	13,316	13,069
Less: net gain on the sale and call of debt securities	57	28
Total revenue	$48,181	$43,413
Less: total non-interest expense	29,144	26,672
Pre-tax, pre-provision net revenue	$19,037	$16,741

BANK SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Bank total revenue:
Net interest income	$34,906	$30,911
Total non-interest income	5,709	2,905
Less: net gain on the sale and call of debt securities	57	28
Bank total revenue	$40,558	$33,788

Bank efficiency ratio:
Total non-interest expense (numerator)	$21,034	$19,021
Total revenue (denominator)	$40,558	$33,788
Bank efficiency ratio	51.86%	56.30%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Investment Management EBITDA:
Net income	$578	$1,431
Interest expense	—	—
Income tax expense	28	563
Depreciation expense	109	125
Intangible amortization expense	502	502
EBITDA	$1,217	$2,621

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 72.5% and 70.0% of total revenue for the three months ended March 31, 2020 and 2019, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2020 and 2019.

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Interest income	$64,202	$62,902
Fully taxable equivalent adjustment	30	28
Interest income adjusted	64,232	62,930
Less: interest expense	29,280	32,530
Net interest income adjusted	$34,952	$30,400

Yield on earning assets (1) (2)	3.38%	4.35%
Cost of interest-bearing liabilities (1)	1.72%	2.50%
Net interest spread (1) (2)	1.66%	1.85%
Net interest margin (1) (2)	1.84%	2.10%

(1)	Annualized.

(2)	Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended March 31, 2020 and 2019. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2020 and 2019.

	Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$464,302	$1,363	1.18%	$202,474	$1,256	2.52%
Federal funds sold	7,099	20	1.13%	8,595	31	1.46%
Debt securities available-for-sale	281,870	2,044	2.92%	236,235	1,986	3.41%
Debt securities held-to-maturity	201,754	1,488	2.97%	211,833	2,018	3.86%
Debt securities trading	230	1	1.75%	—	—	—%
Equity securities	—	—	—%	12,755	72	2.29%
FHLB stock	20,179	398	7.93%	20,498	305	6.03%
Total loans and leases	6,672,692	58,918	3.55%	5,177,844	57,262	4.49%
Total interest-earning assets	7,648,126	64,232	3.38%	5,870,234	62,930	4.35%
Other assets	312,447			242,553
Total assets	$7,960,573			$6,112,787

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$1,473,614	$5,214	1.42%	$792,690	$4,542	2.32%
Money market deposit accounts	3,548,965	14,655	1.66%	2,682,390	16,540	2.50%
Certificates of deposit	1,383,036	7,375	2.14%	1,300,296	8,251	2.57%
Borrowings:
FHLB borrowings	421,923	2,035	1.94%	459,333	2,585	2.28%
Line of credit borrowings	1,484	1	0.27%	4,139	58	5.68%
Subordinated notes payable, net	—	—	—%	34,933	554	6.43%
Total interest-bearing liabilities	6,829,022	29,280	1.72%	5,273,781	32,530	2.50%
Noninterest-bearing deposits	350,086			261,682
Other liabilities	153,207			88,485
Shareholders’ equity	628,258			488,839
Total liabilities and shareholders’ equity	$7,960,573			$6,112,787

Net interest income (1)		$34,952			$30,400
Net interest spread (1)			1.66%			1.85%
Net interest margin (1)			1.84%			2.10%

(1)	Calculated on a fully taxable equivalent basis.

(2)	Annualized.

Net Interest Income for the Three Months Ended March 31, 2020 and 2019. Net interest income, calculated on a fully taxable equivalent basis, increased $4.6 million, or 15.0%, to $35.0 million for the three months ended March 31, 2020, from $30.4 million for the same period in 2019. The increase in net interest income for the three months ended March 31, 2020, was primarily attributable to a $1.78 billion, or 30.3%, increase in average interest-earning assets driven primarily by loan growth. This increase in net interest income also reflects an increase of $1.3 million, or 2.1%, in interest income and a decrease of $3.3 million, or 10.0%, in interest expense. Net interest margin was 1.84% for the three months ended March 31, 2020, compared to 2.10% for the same period in 2019, driven by a lower yield on our loan portfolio, partially offset by a lower cost of funds.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $1.49 billion, or 28.9%, partially offset by a decrease of 94 basis points in yield on our loans for the three months ended March 31, 2020, compared to the same period in 2019. The most significant factor driving the yield on our loan portfolio was the impact of the recent decrease to the Federal Reserve’s target federal funds rate on our floating-rate loans. The change in yield is also attributable to our continuing gradual shift towards lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets declined 97 basis points to 3.38% for the three months ended March 31, 2020, as compared to 4.35% for the same period in 2019, primarily due to the lower loan yields.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 78 basis points in the average rate paid on our interest-bearing liabilities, partially offset by an increase of $1.56 billion, or 29.5%, in average interest-bearing liabilities for the three months ended March 31, 2020, compared to the same period in 2019. The decrease in average rate paid on our interest-bearing liabilities reflected decreases in rates paid in all deposit categories and FHLB borrowings, which was largely driven by the impact of the recent decrease to the Federal Reserve’s target federal funds rate on our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $866.6 million in average money market deposit accounts, an increase of $680.9 million in average interest-bearing checking accounts and an increase of $82.7 million in average certificates of deposit.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended March 31, 2020, compared to the same period in 2019. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2020 over 2019
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(926)	$1,033	$107
Federal funds sold	(6)	(5)	(11)
Debt securities available-for-sale	(310)	368	58
Debt securities held-to-maturity	(441)	(89)	(530)
Debt securities trading	—	1	1
Equity securities	—	(72)	(72)
FHLB stock	98	(5)	93
Total loans	(13,393)	15,049	1,656
Total increase (decrease) in interest income	(14,978)	16,280	1,302

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(2,251)	2,923	672
Money market deposit accounts	(6,486)	4,601	(1,885)
Certificates of deposit	(1,407)	531	(876)
Borrowings:
FHLB borrowings	(358)	(192)	(550)
Line of credit borrowings	(34)	(23)	(57)
Subordinated notes payable, net	—	(554)	(554)
Total increase (decrease) in interest expense	(10,536)	7,286	(3,250)
Total increase (decrease) in net interest income	$(4,442)	$8,994	$4,552

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

Provision for Loan and Lease Losses for the Three Months Ended March 31, 2020 and 2019. We recorded provision expense for loan and lease losses of $3.0 million for the three months ended March 31, 2020, compared to a provision credit of $377,000 for the three months ended March 31, 2019. The provision expense for loan and lease losses for the three months ended March 31, 2020, was comprised of an increase in general reserves of $3.2 million largely due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic, partially offset by recoveries of $203,000 in our commercial and industrial portfolio. As provided under the CARES Act, we opted to delay adoption of the CECL methodology until the earlier of the end of the COVID-19 national emergency or December 31, 2020. See “Recent Accounting Pronouncements and Developments” for more information on our decision to delay implementation of CECL.

The credit to provision for loan and lease losses for the three months ended March 31, 2019, was comprised of a net increase of $1.3 million in specific reserves on non-performing loans and an increase in general reserves of $184,000, which were more than offset by recoveries of $1.9 million.

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

The following table presents the components of our non-interest income by operating segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$7,765	$(127)	$7,638	$—	$9,533	$(109)	$9,424
Service charges on deposits	213	—	—	213	136	—	—	136
Net gain on the sale and call of debt securities	57	—	—	57	28	—	—	28
Swap fees	4,373	—	—	4,373	1,803	—	—	1,803
Commitment and other loan fees	419	—	—	419	531	—	—	531
Other income (1)	647	(31)	—	616	407	21	719	1,147
Total non-interest income	$5,709	$7,734	$(127)	$13,316	$2,905	$9,554	$610	$13,069

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Three Months Ended March 31, 2020 and 2019. Our non-interest income was $13.3 million for the three months ended March 31, 2020, an increase of $247,000, or 1.9%, from $13.1 million for the same period in 2019. This increase was primarily related to increases in swap fees, partially offset by decreases in investment management fees, and other income as follows:

Bank Segment:

•
Swap fees increased $2.6 million for the three months ended March 31, 2020, compared to the same period in 2019, due to an increase of customer swap transactions from both new and existing customers. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is strong customer demand for long-term interest rate protection in the current interest rate environment.

Investment Management Segment:

•
Investment management fees decreased $1.8 million for the three months ended March 31, 2020, compared to the same period in 2019, which was due to lower assets under management and a lower weighted average fee rate of 0.34% for the three months ended March 31, 2020, compared to 0.39% for the three months ended March 31, 2019. The lower fee rate was a result of a shift in the asset composition across investment products. Assets under management were $8.32 billion as of March 31, 2020, a decrease of $1.4 billion from March 31, 2019, driven by market depreciation of $742.0 million, and net outflows of $667.0 million.

Parent and Other:

•
Other income reflected $719,000 of unrealized gains on equity securities for the three months ended March 31, 2019, related to our mutual fund investment in mid-cap value equities, these securities were no longer held in our investment portfolio during the three months ended March 31, 2020.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$12,392	$4,768	$286	$17,446	$11,799	$4,976	$—	$16,775
Premises and occupancy costs	1,622	287	—	1,909	975	295	—	1,270
Professional fees	889	106	475	1,470	934	142	(81)	995
FDIC insurance expense	2,170	—	—	2,170	1,421	—	—	1,421
General insurance expense	194	68	—	262	227	67	—	294
State capital shares tax	383	—	—	383	380	—	—	380
Travel and entertainment expense	670	194	—	864	612	223	—	835
Intangible amortization expense	—	502	—	502	—	502	—	502
Other operating expenses (1)	2,714	1,203	221	4,138	2,673	1,355	172	4,200
Total non-interest expense	$21,034	$7,128	$982	$29,144	$19,021	$7,560	$91	$26,672

Full-time equivalent employees (2)	225	57	—	282	197	62	—	259

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, data processing, investment research fees, sub-advisory fees, telephone, marketing, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended March 31, 2020 and 2019. Our non-interest expense for the three months ended March 31, 2020, increased $2.5 million, or 9.3%, as compared to the same period in 2019, which included a $2.0 million increase in expenses of the Bank segment and a $432,000 decrease in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the three months ended March 31, 2020, increased by $593,000 compared to the same period in 2019, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•
Premises and occupancy costs for the three months ended March 31, 2020, increased by $647,000 compared to the same period in 2019, primarily due to continued investments in our infrastructure, including additional office space in our Pittsburgh headquarters and investments in technology.

•	FDIC insurance expense for the three months ended March 31, 2020 increased $749,000 compared to the same period in 2019, due to the increase in the Bank’s assets.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the three months ended March 31, 2020, decreased by $208,000 compared to the same period in 2019, primarily due to decreases in full-time equivalent employees and incentive and stock-based compensation expenses.

•
Other operating expenses for the three months ended March 31, 2020, decreased by $152,000 compared to the same period in 2019, primarily due to lower mutual fund platform distribution expense, lower organizational dues and subscriptions and lower other operating expenses, partially offset by higher investment research fees.

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

Income Taxes for the Three Months Ended March 31, 2020 and 2019. For the three months ended March 31, 2020, we recognized income tax expense of $3.2 million, or 19.9% of income before tax, as compared to income tax expense of $2.6 million, or 15.1% of income before tax, for the same period in 2019. Our effective tax rate of 19.9% for the three months ended March 31, 2020, increased as compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2020 compared to 2019.

Financial Condition

Our total assets as of March 31, 2020, were $8.99 billion, an increase of $1.22 billion, or 63.4% on an annualized basis, from December 31, 2019, driven primarily by growth in our loan portfolio and cash and cash equivalents. As of March 31, 2020, our loan portfolio totaled $6.96 billion, an increase of $380.6 million, or 23.3% on an annualized basis, from December 31, 2019. Total investment securities increased $137.6 million, or 118.0% on an annualized basis, to $606.7 million as of March 31, 2020, from December 31, 2019. Cash and cash equivalents increased $606.3 million to $1.01 billion as of March 31, 2020, from December 31, 2019. Our Asset and Liability Committee (“ALCO”) is responsible for managing the investment portfolio and liquidity of the Bank, among other responsibilities. Given the current overall interest rate environment, the strength of our loan growth, and in anticipation of clients’ credit needs during the COVID-19 crisis, our ALCO has kept excess liquidity in interest-bearing cash deposits.

As of March 31, 2020, our total deposits were $7.78 billion, an increase of $1.15 billion, or 69.6% annualized, from December 31, 2019. Net borrowings decreased $25.0 million to $330.0 million as of March 31, 2020, from December 31, 2019. Our shareholders’ equity decreased $6.9 million to $614.4 million as of March 31, 2020, from December 31, 2019, primarily due to the decrease of $15.2 million in accumulated other comprehensive income (loss), the purchase of $2.6 million in treasury stock, $2.5 million in cancellation of stock options and preferred stock dividends paid of $2.0 million, partially offset by net income of $12.9 million and $2.3 million in stock-based compensation.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of March 31, 2020, 92.5% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$3,915,555	56.3%	$3,695,402	56.2%
Middle-market banking loans:
Commercial and industrial	1,191,104	17.1%	1,085,709	16.5%
Commercial real estate	1,851,490	26.6%	1,796,448	27.3%
Total middle-market banking loans	3,042,594	43.7%	2,882,157	43.8%
Loans and leases held-for-investment	$6,958,149	100.0%	$6,577,559	100.0%

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $380.6 million, or 23.3% on an annualized basis, to $6.96 billion as of March 31, 2020, from December 31, 2019. Our growth for the three months ended March 31, 2020, was comprised of an increase in private banking loans of $220.2 million, an increase in commercial and industrial loans and leases of $105.4 million and an increase in commercial real estate loans of $55.0 million.

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel (which operates on a national basis), including referral relationships with financial intermediaries. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that are secured by cash and marketable securities. We also originate loans that are secured by cash value life insurance and to a lessor extent residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of March 31, 2020, $3.82 billion, or 97.5%, of our private banking loans were secured by cash, marketable securities and/or cash value life insurance as compared to $3.60 billion, or 97.4%, as of December 31, 2019. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our private banking business. We believe we have strong competitive advantages in this line of business given our proprietary technology and distribution channels. These loans usually have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities and/or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$3,818,475	$3,599,198
Secured by real estate	62,004	62,782
Other	35,076	33,422
Total private banking loans	$3,915,555	$3,695,402

As of March 31, 2020, there were $3.75 billion of total private banking loans with a floating interest rate and $163.2 million with a fixed interest rate, as compared to $3.53 billion and $169.4 million, respectively, as of December 31, 2019.

Commercial Banking - Commercial and Industrial Loans and Leases. Our commercial and industrial loan and lease portfolio primarily includes loans and leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases, except for certain commercial loans that are secured by marketable securities.

As of March 31, 2020, there were $953.2 million of total commercial and industrial loans with a floating interest rate and $237.9 million with a fixed interest rate, as compared to $867.7 million and $218.0 million, respectively, as of December 31, 2019.

Commercial Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $214.3 million and $210.7 million of owner-occupied commercial real estate loans as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, there were $1.73 billion of total commercial real estate loans with a floating interest rate and $117.6 million with a fixed interest rate, as compared to $1.69 billion and $111.2 million, respectively, as of December 31, 2019.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	March 31, 2020
(Dollars in thousands)	One Year or Less (1)	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$3,717,380	$92,043	$106,132	$3,915,555
Commercial and industrial	322,958	645,265	222,881	1,191,104
Commercial real estate	213,399	832,043	806,048	1,851,490
Loans and leases held-for-investment	$4,253,737	$1,569,351	$1,135,061	$6,958,149

Interest rate sensitivity:
Fixed interest rates	$150,416	$198,831	$169,395	$518,642
Floating or adjustable interest rates	4,103,321	1,370,520	965,666	6,439,507
Loans and leases held-for-investment	$4,253,737	$1,569,351	$1,135,061	$6,958,149

(1)	The amounts outstanding reflected in the “One Year or Less” column include $3.68 billion of loans that are due on demand with no stated maturity.

Interest Reserve Loans

As of March 31, 2020, loans with interest reserves totaled $329.8 million, which represented 4.7% of loans and leases held-for-investment, as compared to $348.0 million, or 5.3%, as of December 31, 2019. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the project budget and schedule for completion, the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.

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

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019
General reserves	$17,133	$13,937
Specific reserves	171	171
Total allowance for loan and lease losses	$17,304	$14,108
Allowance for loan and lease losses to loans and leases	0.25%	0.21%

As of March 31, 2020 and December 31, 2019, we had impaired loans with an aggregated total outstanding balance of $184,000, of which$171,000 was reserved for both periods. These loans were on non-accrual status as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes allowance for loan and lease losses and the percentage of loans and leases by category, as of the dates indicated:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$2,174	56.3%	$1,973	56.2%
Commercial and industrial	6,685	17.1%	5,262	16.5%
Commercial real estate	8,445	26.6%	6,873	27.3%
Total allowance for loan and lease losses	$17,304	100.0%	$14,108	100.0%

Allowance for Loan and Lease Losses as of March 31, 2020 and December 31, 2019. Our allowance for loan and lease losses increased to $17.3 million, or 0.25% of loans, as of March 31, 2020, as compared to $14.1 million, or 0.21% of loans, as of December 31, 2019. Our allowance for loan and lease losses increased due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic as well as the growth in our loan portfolio. Our allowance related to private banking loans increased $201,000 from December 31, 2019 to March 31, 2020, primarily due to growth in the portfolio. Our allowance for loan and lease losses related to commercial and industrial loans increased $1.4 million from December 31, 2019 to March 31, 2020, and our allowance for loan and lease losses related to commercial real estate loans increased by $1.6 million from December 31, 2019 to March 31, 2020, due to growth and qualitative adjustments. As previously mentioned, we have elected to delay implementation of CECL, in accordance with relief provided by the CARES Act. See “Recent Accounting Pronouncements and Developments” for more information on our decision to delay implementation of CECL.

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

The following table provides an analysis of the allowance for loan and lease losses, charge-offs, recoveries and provision for loan and lease losses for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Beginning balance	$14,108	$13,208
Charge-offs:
Private banking	—	—
Commercial and industrial	—	—
Commercial real estate	—	—
Total charge-offs	—	—
Recoveries:
Private banking	—	—
Commercial and industrial	203	1,881
Commercial real estate	—	—
Total recoveries	203	1,881
Net recoveries	203	1,881
Provision (credit) for loan and lease losses	2,993	(377)
Ending balance	$17,304	$14,712

Net loan recoveries to average total loans, annualized	(0.01)%	(0.15)%
Provision (credit) for loan and lease losses to average total loans, annualized	0.18%	(0.03)%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of March 31, 2020 and December 31, 2019, and there was no interest income recognized on loans while on non-accrual status for the three months ended March 31, 2020 and 2019. As of March 31, 2020, non-performing loans were $184,000, or 0.00% of total loans, compared to $184,000, or 0.00% of total loans, as of December 31, 2019. We had specific reserves of $171,000 and $171,000 as of March 31, 2020 and December 31, 2019, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 6.3% and 6.3% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of March 31, 2020 and December 31, 2019, respectively.

For additional information on our non-performing loans as of March 31, 2020 and December 31, 2019, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

In response to the COVID-19 pandemic and its economic impact on our customers, we implemented a short-term loan modification program in compliance with the CARES Act to provide temporary payment relief to those borrowers directly impacted by COVID-19. Through April 15, 2020, we have granted temporary modifications on approximately 100 loans totaling approximately $378.0 million. Under the applicable guidance, these loan modifications were not considered TDRs.

We had non-performing assets of $4.4 million, or 0.05% of total assets, as of March 31, 2020, as compared to $4.4 million, or 0.06% of total assets, as of December 31, 2019. As of each of March 31, 2020 and December 31, 2019, we had OREO properties totaling $4.3 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Non-performing loans:
Private banking	$184	$184
Commercial and industrial	—	—
Commercial real estate	—	—
Total non-performing loans	$184	$184
Other real estate owned	4,250	4,250
Total non-performing assets	$4,434	$4,434

Non-performing troubled debt restructured loans	$171	$171
Performing troubled debt restructured loans	$—	$—
Non-performing loans to total loans	—%	—%
Allowance for loan and lease losses to non-performing loans	9,404.35%	7,667.39%
Non-performing assets to total assets	0.05%	0.06%

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

For additional information on the age analysis of past due loans segregated by class of loan for March 31, 2020 and December 31, 2019, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for March 31, 2020 and December 31, 2019, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting liquidity management and interest rate risk management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities and, from time to time, debt securities held for trading purposes. Also included in our investment securities is FHLB stock. For additional information on FHLB stock, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements. Debt securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are securities that the Company intends to hold until maturity and are recorded at amortized cost.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of March 31, 2020 and December 31, 2019, we reported debt securities in available-for-sale and held-to-maturity categories. In general, fair value is based on quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties on a quarterly basis by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale, and trading securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

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

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of March 31, 2020, was approximately 1.5, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our ALCO reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $275.2 million and $248.8 million in debt securities available-for-sale as of March 31, 2020 and December 31, 2019, respectively. The increase of $26.4 million was primarily attributable to purchases of $92.6 million, net of prepayments, calls and maturities of $3.9 million and sales of $50.0 million for certain securities during the three months ended March 31, 2020.

On a fair value basis, 50.7% of our available-for-sale debt securities as of March 31, 2020, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2019, floating-rate securities comprised 45.8% of our available-for-sale debt securities.

On a fair value basis, 19.5% of our available-for-sale debt securities as of March 31, 2020, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2019, agency securities comprised 22.1% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $312.8 million and $196.0 million in debt securities held-to-maturity as of March 31, 2020 and December 31, 2019, respectively. The increase of $116.8 million was primarily attributable to purchases of $239.3 million for certain securities, net of calls and maturities of $122.5 million, during the three months ended March 31, 2020. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of March 31, 2020 and December 31, 2019.

Trading Debt Securities. We held no trading debt securities as of March 31, 2020 and December 31, 2019.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$213,148	$1,214	$8,596	$205,766
Trust preferred securities	18,125	—	2,329	15,796
Agency collateralized mortgage obligations	25,983	1	325	25,659
Agency mortgage-backed securities	17,683	753	9	18,427
Agency debentures	8,967	555	—	9,522
Total debt securities available-for-sale	283,906	2,523	11,259	275,170
Debt securities held-to-maturity:
Corporate bonds	22,177	575	12	22,740
Agency debentures	271,743	1,091	—	272,834
Municipal bonds	14,575	121	—	14,696
Agency mortgage-backed securities	4,347	719	—	5,066
Total debt securities held-to-maturity	312,842	2,506	12	315,336
Total debt securities	$596,748	$5,029	$11,271	$590,506

(1)	Balance includes $20 million of unsettled transactions.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	245,077	3,940	235	248,782
Debt securities held-to-maturity:
Corporate bonds	24,678	619	—	25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	196,044	1,646	935	196,755
Total debt securities	$441,121	$5,586	$1,170	$445,537

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

Debt securities available-for-sale of $2.6 million as of March 31, 2020, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $14.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of March 31, 2020, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	March 31, 2020
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$52,947	3.07%	$96,411	2.77%	$56,408	2.82%	$—	—%	$205,766	2.86%
Trust preferred securities	—	—%	—	—%	8,551	3.72%	7,245	3.05%	15,796	3.40%
Agency collateralized mortgage obligations	476	2.17%	—	—%	—	—%	25,183	1.93%	25,659	1.93%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	18,427	2.66%	18,427	2.66%
Agency debentures	—	—%	—	—%	—	—%	9,522	3.18%	9,522	3.18%
Total debt securities available-for-sale	53,423		96,411		64,959		60,377		275,170
Weighted average yield		3.06%		2.77%		2.93%		2.49%		2.80%
Debt securities held-to-maturity:
Corporate bonds	—	—%	4,668	5.59%	18,072	5.32%	—	—%	22,740	5.37%
Agency debentures	—	—%	75,148	1.45%	178,525	2.22%	19,161	3.08%	272,834	2.06%
Municipal bonds	4,834	1.78%	7,969	2.20%	1,893	2.72%	—	—%	14,696	2.13%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	5,066	3.59%	5,066	3.59%
Total debt securities held-to-maturity	4,834		87,785		198,490		24,227		315,336
Weighted average yield		1.78%		1.73%		2.50%		3.17%		2.32%
Total debt securities	$58,257		$184,196		$263,449		$84,604		$590,506
Weighted average yield		2.95%		2.28%		2.62%		2.67%		2.55%

For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Chartwell’s total assets under management of $8.32 billion decreased $1.38 billion, or 14.2%, as of March 31, 2020, from $9.70 billion as of December 31, 2019.

The following table shows the changes of our assets under management by investment style for the three months ended March 31, 2020.

	Three Months Ended March 31, 2020
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,932,000	$129,000	$(94,000)	$(1,126,000)	$2,841,000
Fixed income investment styles	4,816,000	237,000	(75,000)	(182,000)	4,796,000
Balanced investment styles	953,000	18,000	(159,000)	(126,000)	686,000
Total assets under management	$9,701,000	$384,000	$(328,000)	$(1,434,000)	$8,323,000

(1)	Inflows consist of new business and contributions to existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and lower all-in cost deposit channels without operating through a traditional branch network. We market liquidity and treasury management products, payment processing products, and other deposit products to high-net-worth individuals, family offices, trust companies, wealth management firms, municipalities, endowments and foundations, broker/dealers, futures commission merchants, investment management firms, property management firms, payroll providers and other financial institutions. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth. With respect to our treasury management business, we utilize hybrid interest-bearing accounts that provide our clients with certainty around the returns for their total cash position while enhancing our ability to obtain their full liquidity relationship and balance their expectations with our cost of funds expectations.

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $1.11 billion as of March 31, 2020, increasing $33.0 million or 3.1%, from December 31, 2019.

The table below depicts average balances of, and rates paid on our deposit portfolio by deposit type for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$1,473,614	1.42%	$792,690	2.32%
Money market deposit accounts	3,548,965	1.66%	2,682,390	2.50%
Certificates of deposit	1,383,036	2.14%	1,300,296	2.57%
Total average interest-bearing deposits	6,405,615	1.71%	4,775,376	2.49%
Noninterest-bearing deposits	350,086	—	261,682	—
Total average deposits	$6,755,701	1.62%	$5,037,058	2.36%

Average Deposits for the Three Months Ended March 31, 2020 and 2019. For the three months ended March 31, 2020, our average total deposits were $6.76 billion, representing an increase of $1.72 billion, or 34.1%, from the same period in 2019. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits decreased 78 basis points to 1.71% for the three months ended March 31, 2020, from 2.49% for the same period in 2019, as average rates paid were lower in all interest-bearing deposit categories, driven by the recent decrease to the Federal Reserve’s target federal funds rate, which impacted our variable-rate deposits. Average interest-bearing checking accounts increased to 23.0% of total average interest-bearing deposits for the three months ended March 31, 2020, compared to 16.6% for the same period in 2019. Average money market deposits decreased to 55.4% of total average interest-bearing deposits for the three months ended March 31, 2020, from 56.2% for the same period in 2019. Average certificates of deposit decreased to 21.6% of total average interest-bearing deposits for the three months ended March 31, 2020, compared to 27.2% for the same period in 2019. Average noninterest-bearing deposits increased 33.8%, in the three months ended March 31, 2020, from the three months ended March 31, 2019, and the average cost of total deposits decreased 74 basis points to 1.62% for the three months ended March 31, 2020, from 2.36% for the same period in 2019.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of March 31, 2020.

(Dollars in thousands)	March 31, 2020
Months to maturity:
Three months or less	$462,851
Over three to six months	301,408
Over six to 12 months	227,603
Over 12 months	110,276
Total	$1,102,138

Reciprocal and Brokered Deposits

As of March 31, 2020, we consider approximately 83% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of March 31, 2020, the Bank had CDARS® and ICS® reciprocal deposits totaling $938.9 million, which were classified as non-brokered deposits. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances. As of March 31, 2020, brokered deposits were approximately 17% of total deposits. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

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

The following table presents certain information with respect to our outstanding borrowings, as of March 31, 2020 and December 31, 2019.

	March 31, 2020					December 31, 2019
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term
FHLB borrowings	$300,000	1.54%	$480,000	$421,923	12 months	$355,000	1.89%	$605,000	$394,480	12 months
Line of credit borrowings	30,000	4.25%	30,000	1,484	12 months	—	—%	4,250	1,234	12 months
Subordinated notes payable	—	—%	—	—		—	—%	35,000	17,356	5 years
Total borrowings outstanding	$330,000	1.79%	$510,000	$423,407		$355,000	1.89%	$644,250	$413,070

The Company previously entered into cash flow hedge transactions to establish the interest rate paid on $300.0 million of its FHLB borrowings at varying effective rates and maturities. For additional information on the detail of each cash flow hedge transaction, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of March 31, 2020, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of March 31, 2020, our primary liquidity needs at the parent company level were the quarterly dividends on our preferred stock and our share repurchase program. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the three months ended March 31, 2020, the parent company paid $5.1 million related to our share repurchase and stock cancellation program and $2.0 million related to our preferred stock dividends. During the three months ended March 31, 2019, the parent company paid $1.1 million related to interest payments on our subordinated notes and other borrowings, $433,000 related to our share repurchase program and $679,000 related to our preferred stock dividend. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of March 31, 2020. In addition, the holding company maintains an unsecured line of credit of $75.0 million with Texas Capital Bank, of which $45.0 million was available for borrowing as of March 31, 2020.

Our goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments or arrangements, and the ability to take advantage of new business opportunities. Our ALCO, which includes members of executive management, has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, well capitalized regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity crisis conditions. The ALCO is designated as the body responsible for the monitoring and implementation of these policies. The ALCO reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

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

We measure and monitor liquidity on an ongoing basis, which allows us to more effectively understand and react to trends in our balance sheet. In addition, the ALCO uses a variety of methods to monitor our liquidity position and liquidity needs, including a liquidity gap, which measures potential sources and uses of funds over future periods. We have established policy guidelines for a variety of liquidity-related performance metrics, such as net loans to deposits, brokered funding composition, cash to total loans and duration of certificates of deposit, among others, all of which are utilized in measuring and managing our liquidity position. The ALCO performs contingency funding and capital stress analyses at least annually to determine our ability to meet potential liquidity and capital needs under various stress scenarios.

In response to the public health and economic crisis resulting from COVID-19 pandemic, we intentionally increased our liquid assets as a component of our assets and our deposits as a portion of our assets for the express purpose of carrying more on balance sheet liquidity in anticipation of clients’ credit needs. Our strong liquidity position is due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 86.6% and 85.4% as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, we had available liquidity of $2.02 billion, or 22.5% of total assets. These sources consisted of available cash totaling $831.0 million, or 9.2% of total assets, unpledged investment securities totaling $536.3 million, or 6.0% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $655.5 million, or 7.3% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Available cash	$831,044	$167,695
Certain unpledged debt securities	536,343	400,222
Net borrowing capacity	655,546	569,132
Total liquidity	$2,022,933	$1,137,049

For the three months ended March 31, 2020, we generated $4.3 million of cash from operating activities, compared to the utilization of $4.1 million for the same period in 2019. This change in cash flow was the result of a decrease in net income of $1.7 million for the three months ended March 31, 2020, more than offset by changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $514.2 million for the three months ended March 31, 2020, as compared to a net cash outflow of $219.3 million for the same period in 2019. The outflows for the three months ended March 31, 2020, were primarily due to net loan growth of $380.4 million and purchases of investment securities totaling $311.9 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $176.3 million. The outflows for the three months ended March 31, 2019, included net loan growth of $202.0 million and purchases of investment securities totaling $54.8 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $33.8 million.

Financing activities resulted in a net inflow of $1.12 billion for the three months ended March 31, 2020, compared to a net inflow of $277.4 million for the same period in 2019. The inflows for the three months ended March 31, 2020, were primarily a result of a net increase in deposits of $1.15 billion and a net increase of $30.0 million in line of credit borrowings, partially offset by a net decrease in FHLB borrowings of $55.0 million. The inflows for the three months ended March 31, 2019, included a net increase in deposits of $287.2 million, partially offset by a net decrease in FHLB borrowings of $5.0 million.

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

Shareholders’ Equity. Shareholders’ equity was $614.4 million as of March 31, 2020, compared to $621.3 million as of December 31, 2019. The $6.9 million decrease during the three months ended March 31, 2020, was primarily attributable to a decrease of $15.2 million in accumulated other comprehensive income (loss), the purchase of $2.6 million in treasury stock, $2.5 million in cancellation of stock options and preferred stock dividends paid of $2.0 million, partially offset by net income of $12.9 million and $2.3 million in stock-based compensation.

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

Regulatory Capital. As of March 31, 2020 and December 31, 2019, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us.

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

The final rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of risk-based capital ratios in an amount greater than 2.5% of its total risk-weighted assets. As of March 31, 2020 and December 31, 2019, the capital conservation buffer was 2.5%, in addition to the minimum capital adequacy levels shown in the tables below. Thus, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$585,503	11.42%	$410,021	8.00%	N/A	N/A
Bank	$597,764	11.69%	$408,904	8.00%	$511,131	10.00%
Tier 1 risk-based capital ratio
Company	$567,487	11.07%	$307,516	6.00%	N/A	N/A
Bank	$579,748	11.34%	$306,678	6.00%	$408,904	8.00%
Common equity tier 1 risk-based capital ratio
Company	$451,408	8.81%	$230,637	4.50%	N/A	N/A
Bank	$579,748	11.34%	$230,009	4.50%	$332,235	6.50%
Tier 1 leverage ratio
Company	$567,487	7.19%	$315,811	4.00%	N/A	N/A
Bank	$579,748	7.36%	$315,172	4.00%	$393,966	5.00%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the three months ended March 31, 2020, that were outside the ordinary course of business.

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

	March 31, 2020
(Dollars in thousands)	One Year or Less (1)	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$4,206,548	$352,167	$130,574	$24,478	$4,713,767
Standby letters of credit	46,630	15,733	7,970	265	70,598
Total off-balance sheet arrangements	$4,253,178	$367,900	$138,544	$24,743	$4,784,365

(1)
The off-balance sheet amounts reflected in the “One Year or Less” column include $3.82 billion in unused loan commitments and $1.1 million in standby letters of credit that are due on demand with no stated maturity.

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

In our view, all three measures have specific benefits and shortcomings. NII simulation explicitly measures exposure to earnings from changes in market rates of interest but does not provide a long-term view of value. EVE analysis helps identify changes in optionality and price over a longer-term horizon, but its liquidation perspective does not convey the earnings-based measures that are typically the focus of managing and valuing a going concern. Gap analysis compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to re-pricing over a period of time but only captures a single rate environment. Reviewing these various measures together helps management obtain a comprehensive view of our interest risk rate profile.

The following NII simulation and EVE analysis metrics were calculated using rate shocks that represent immediate rate changes that move all market rates by the same amount instantaneously. The variance percentages represent the change between the NII simulation and EVE calculated under the particular rate scenario versus the NII simulation and EVE analysis calculated assuming market rates deemed appropriate as of the date of this filing. For the purpose of this exercise it is assumed that rates do not fall below zero.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$26,913	21.13%	$45,787	31.65%
+200	$12,287	9.65%	$30,367	20.99%
+100	$(2,238)	(1.76)%	$15,128	10.46%
–100	$12,007	9.43%	$(16,822)	(11.63)%

Economic value of equity:
+300	$(32,493)	(5.08)%	$6,511	1.10%
+200	$(32,522)	(5.08)%	$3,691	0.62%
+100	$(32,112)	(5.02)%	$1,513	0.26%
–100	$(6,558)	(1.02)%	$(10,886)	(1.84)%

We plan to continue to manage an asset sensitive interest rate risk position when it comes to net interest income due to the ongoing desire for some duration in the liability portfolio. Given the longer-term nature of the EVE analysis and the absolute low level of interest rates, we have migrated to a more liability sensitive interest rate risk position when it comes to economic value of equity due to the expectation of low rates for an extended period of time.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	March 31, 2020
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$1,004,612	$—	$—	$—	$—	$—	$—	$1,004,612
Federal funds sold	5,159	—	—	—	—	—	—	5,159
Total investment securities	321,176	120,032	62,357	35,103	47,146	30,838	(9,916)	606,736
Total loans and leases	6,530,495	33,867	80,123	192,004	79,816	36,513	5,331	6,958,149
Other assets	—	—	—	—	—	—	415,405	415,405
Total assets	$7,861,442	$153,899	$142,480	$227,107	$126,962	$67,351	$410,820	$8,990,061

Liabilities:
Transaction deposits	$5,442,377	$—	$89,738	$372,551	$75,000	$—	$362,075	$6,341,741
Certificates of deposit	691,148	328,337	305,938	115,595	—	—	—	1,441,018
Borrowings, net	30,000	—	50,000	50,000	200,000	—	—	330,000
Other liabilities	—	—	—	—	—	—	262,922	262,922
Total liabilities	6,163,525	328,337	445,676	538,146	275,000	—	624,997	8,375,681

Equity	—	—	—	—	—	—	614,380	614,380
Total liabilities and equity	$6,163,525	$328,337	$445,676	$538,146	$275,000	$—	$1,239,377	$8,990,061

Interest rate sensitivity gap	$1,697,917	$(174,438)	$(303,196)	$(311,039)	$(148,038)	$67,351	$(828,557)
Cumulative interest rate sensitivity gap	$1,697,917	$1,523,479	$1,220,283	$909,244	$761,206	$828,557
Cumulative interest rate sensitive assets to rate sensitive liabilities	127.5%	123.5%	117.6%	112.2%	109.8%	110.7%	107.3%
Cumulative gap to total assets	18.9%	16.9%	13.6%	10.1%	8.5%	9.2%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 117.6% as of March 31, 2020, from 121.4% as of December 31, 2019.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. These transactions have the effect on our gap analysis of moving $300.0 million of borrowings from the less than 90 days re-pricing category to the six months and longer re-pricing categories. Of the $300.0 million, $50,000 was moved to the six months to one year re-pricing category, $50 million to the one year to three year repricing category, and $200.0 million to the three to five years re-pricing category. For additional information on cash flow hedge transactions, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

Other Matters

Recent Regulatory Developments

In March 2020, various regulatory agencies, including the Federal Reserve and the FDIC, issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers affected by the Coronavirus. The interagency statement impacted accounting for loan modifications, which was revised on April 7, 2020, in response to the CARES Act. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the Financial Accounting Standards Board (“FASB”) that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.

As provided for under the CARES Act, a financial institution may account for an eligible loan modification either under section 4013 of the CARES Act or in accordance with ASC Subtopic 310-40. If a loan modification is not eligible under section 4013, or if the institution elects not to account for the loan modification under section 4013, the financial institution should evaluate whether the modified loan is a TDR. To be an eligible loan under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.

Recent Accounting Pronouncements and Developments

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR. The expedients and exceptions provided by this standard will not be available until after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. The standard may be applied as of the beginning of the interim period that includes March 12, 2020 through December 21, 2022. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In January 2020, FASB issued ASU 2020-01, “Investments - ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This new guidance addresses accounting for the transition into and out of the equity method and also provides guidance on whether equity method accounting would be applied to certain purchased options and forward contracts upon settlement. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In December 2019, FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes,” which removes certain exceptions for: recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. This standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” along with several other subsequent codification updates related to accounting for credit losses, which significantly change the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The new impairment methodology, under this accounting standard, known as the CECL model, replaces the current incurred loss model and requires financial assets measured at amortized cost basis, such as loans, debt securities, net investments in leases, and off-balance-sheet credit exposures, to be presented at the net amount expected to be collected. CECL requires use of expected credit losses based on a standard of relevant information about past events, including historical experience, current conditions, and reasonable and supportable economic forecasts that affect the collectability of the reported amount. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The changes were originally effective for public business entities that are SEC filers for annual and interim periods in fiscal years beginning after December 15, 2019. The CARES Act allows the option to delay the adoption of this standard until the date on which the national emergency related to the COVID-19 outbreak is terminated or December 31, 2020, whichever occurs first.

The Company has elected to delay its adoption of ASU 2016-13, commonly referred to as CECL, as provided by the CARES Act. Upon adoption of ASU 2016-13, the Company anticipates recognizing a one-time cumulative effect adjustment of approximately $1.5 million to $2.0 million, net of tax, through retained earnings as of January 1, 2020, for the changes in allowance for credit losses on loans and leases, unfunded commitments and certain debt securities. The allowance for credit losses on loans and leases under CECL would have been approximately $17.5 million to $18.0 million as of March 31, 2020.

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of March 31, 2020, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to financial markets and institutions, including to the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2020, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, previously filed with the SEC, except for the risk factor included below:

The novel coronavirus (“COVID-19”) and the impact of actions to mitigate it may materially and adversely affect our business, financial condition and results of operations.

COVID-19 has led to federal, state and local governments enacting various restrictions in an attempt to limit the spread of the virus, including the declaration of a national emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and shelter in place orders. These measures have contributed to significantly rising unemployment and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve Board has sharply reduced interest rates and instituted quantitative easing measures, as well as domestic and global capital market support programs.

The economic effects of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and is expected to lead to an economic recession and/or a significant decrease in consumer confidence and business generally. We expect the continuation of these conditions caused by the outbreak, including the impacts of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and other federal and state measures, specifically with respect to loan forbearances, will have some adverse impacts on our businesses and results of operations and the business and operations of at least some of our borrowers, customers and business partners and that these impacts may be material. In particular, these events can be expected to, among other things:

•	impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies;

•	impair the value of collateral securing loans;

•	impair the value of our securities portfolio;

•	require an increase in our allowance for loan losses;

•	adversely affect the stability of our deposit base, or otherwise impair our liquidity;

•	reduce our asset management revenues and the demand for our products and services;

•	impair the ability of loan guarantors to honor commitments;

•	negatively impact our regulatory capital ratios;

•
negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;

•	increase cyber and payment fraud risk, given increased online and remote activity; and

•	negatively impact revenue and income.

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers, in particular our small to medium sized business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will continue to be effective.

The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the national or global economies. However, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, may result in a material adverse effect to our business, financial condition and results of operations.

In addition, to the extent COVID-19 adversely affects our business, financial condition and results of operations, and global economic conditions more generally, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended March 31, 2020:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2020 - January 31, 2020	62,961	$25.16	—	$10,428,804
February 1, 2020 - February 29, 2020	30,036	22.65	10,000	10,209,025
March 1, 2020 - March 31, 2020	20,731	15.17	20,000	9,908,986
Total	113,728	$22.68	30,000	$9,908,986

(1)
There were 83,728 shares of treasury stock acquired in connection with the exercise, net settlement, cancellation or vesting of equity awards included in the total number of shares purchased reflected in the table above. These shares were not part of a publicly announced plan or program.

(2)
On July 15, 2019, the Board approved a share repurchase program of up to $10 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions, as well as purchases of shares or the options to acquire shares subject to common stock incentive compensation award agreements from officers, directors or employees of the Company.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Date: May 11, 2020