Form 10-Q
period 2020-06-30
TriState Capital Holdings, Inc.
filed 2020-08-05
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 001-35913
___________

TRISTATE CAPITAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________

Pennsylvania		20-4929029
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Oxford Centre		(412)	304-0304
301 Grant Street, Suite 2700		(Registrant’s telephone number, including area code)
Pittsburgh,	Pennsylvania	15219
(Address of principal executive offices)		(Zip Code)
___________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	TSC	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock	TSCAP	Nasdaq Global Select Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock	TSCBP	Nasdaq Global Select Market
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
___________

As of July 31, 2020, there were 29,857,550 shares of the registrant’s common stock, no par value, outstanding.

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

•
possible additional loan and lease losses and impairment, changes in the value of collateral securing our loans and leases and the collectability of loans and leases; particularly as a result of the COVID-19 pandemic and the programs implemented by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, including its automatic loan forbearance provisions;

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

•
risks related to the phasing out of LIBOR and changes in the manner of calculating reference rates, as well as the impact of the phase out of LIBOR and introduction of alternative reference rates on the value of loans and other financial instruments we hold that are linked to LIBOR;

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

•
changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including economic stimulus programs, and potential expenses associated with complying with such laws and regulations;

•	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms;

•	regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to shareholders;

•	changes and direction of government policy toward and intervention in the U.S. financial system;

•
natural disasters and adverse weather, acts of terrorism, regional or national civil unrest, cyber-attacks, an outbreak of hostilities, a public health outbreak (such as COVID-19) or other international or domestic calamities, and other matters beyond our control;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	June 30, 2020	December 31, 2019
ASSETS

Cash	$356	$357
Interest-earning deposits with other institutions	719,753	395,860
Federal funds sold	4,833	7,638
Cash and cash equivalents	724,942	403,855
Debt securities available-for-sale, at fair value	563,777	248,782
Debt securities held-to-maturity, at cost	235,083	196,044
Federal Home Loan Bank stock	13,280	24,324
Total investment securities	812,140	469,150
Loans and leases held-for-investment	7,170,770	6,577,559
Allowance for loan and lease losses	(23,276)	(14,108)
Loans and leases held-for-investment, net	7,147,494	6,563,451
Accrued interest receivable	18,534	22,326
Investment management fees receivable, net	6,907	7,560
Goodwill	41,660	41,660
Intangible assets, net of accumulated amortization of $11,425 and $10,437, respectively	23,207	24,194
Office properties and equipment, net of accumulated depreciation of $15,010 and $13,976, respectively	10,818	9,569
Operating lease right-of-use asset	22,178	22,589
Bank owned life insurance	70,901	70,044
Prepaid expenses and other assets	251,060	131,412
Total assets	$9,129,841	$7,765,810

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$7,831,471	$6,634,613
Borrowings, net	395,552	355,000
Accrued interest payable on deposits and borrowings	3,771	5,490
Deferred tax liability, net	5,129	6,931
Operating lease liability	23,426	23,644
Other accrued expenses and other liabilities	237,661	118,851
Total liabilities	8,497,010	7,144,529

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 80,500, respectively	77,611	77,611
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 32,093,460 and 31,482,408, respectively; Shares outstanding - 29,851,550 and 29,355,986, respectively	295,820	295,349
Additional paid-in capital	25,088	23,095
Retained earnings	237,796	218,449
Accumulated other comprehensive income (loss), net	(6,530)	1,132
Treasury stock (2,241,910 and 2,126,422 shares, respectively)	(35,422)	(32,823)
Total shareholders’ equity	632,831	621,281
Total liabilities and shareholders’ equity	$9,129,841	$7,765,810

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Interest income:
Loans and leases	$47,377	$60,579	$106,295	$117,841
Investments	3,940	4,151	7,841	8,504
Interest-earning deposits	344	1,609	1,727	2,896
Total interest income	51,661	66,339	115,863	129,241

Interest expense:
Deposits	15,953	32,155	43,197	61,488
Borrowings	2,224	2,881	4,260	6,078
Total interest expense	18,177	35,036	47,457	67,566
Net interest income	33,484	31,303	68,406	61,675
Provision (credit) for loan and lease losses	6,005	(712)	8,998	(1,089)
Net interest income after provision for loan and lease losses	27,479	32,015	59,408	62,764
Non-interest income:
Investment management fees	7,738	9,254	15,376	18,678
Service charges on deposits	315	78	528	214
Net gain on the sale and call of debt securities	14	112	71	140
Swap fees	3,853	1,692	8,226	3,495
Commitment and other loan fees	462	256	881	787
Other income	615	587	1,231	1,734
Total non-interest income	12,997	11,979	26,313	25,048
Non-interest expense:
Compensation and employee benefits	16,569	16,985	34,015	33,760
Premises and equipment expense	1,515	1,451	2,901	2,445
Professional fees	1,109	1,406	2,579	2,401
FDIC insurance expense	2,560	1,047	4,730	2,468
General insurance expense	278	259	540	553
State capital shares tax	366	380	749	760
Travel and entertainment expense	279	1,040	1,143	1,875
Technology and data services	2,414	2,179	4,717	4,164
Intangible amortization expense	486	502	988	1,004
Marketing and advertising	686	536	1,300	1,144
Other operating expenses	1,834	1,800	3,578	3,683
Total non-interest expense	28,096	27,585	57,240	54,257
Income before tax	12,380	16,409	28,481	33,555
Income tax expense	1,979	1,718	5,185	4,300
Net income	$10,401	$14,691	$23,296	$29,255
Preferred stock dividends	1,962	1,150	3,924	1,829
Net income available to common shareholders	$8,439	$13,541	$19,372	$27,426

Earnings per common share:
Basic	$0.30	$0.49	$0.69	$0.98
Diluted	$0.30	$0.47	$0.68	$0.95

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019

Net income	$10,401	$14,691	$23,296	$29,255

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $2,791, $427, $(206) and $1,194, respectively	8,375	1,259	(1,048)	3,689

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $(2), $(26), $(5) and $(30), respectively	(5)	(83)	(16)	(96)

Unrealized holding losses on derivatives, net of tax benefit of $(379), $(506), $(2,223) and $(556), respectively	(1,200)	(1,612)	(7,067)	(1,769)

Reclassification adjustment for losses (gains) included in net income on derivatives, net of tax benefit (expense) of $111, $(134), $150 and $(268), respectively	349	(426)	469	(853)

Other comprehensive income (loss)	7,519	(862)	(7,662)	971

Total comprehensive income	$17,920	$13,829	$15,634	$30,226

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, March 31, 2019	$38,468	$293,697	$16,940	$177,894	$502	$(30,944)	$496,557
Net income	—	—	—	14,691	—	—	14,691
Other comprehensive income	—	—	—	—	(862)	—	(862)
Issuance of preferred stock (net of offering costs of $2,826)	77,674	—	—	—	—	—	77,674
Preferred stock dividends	—	—	—	(1,150)	—	—	(1,150)
Exercise of stock options	—	140	(71)	—	—	—	69
Purchase of treasury stock	—	—	—	—	—	(311)	(311)
Stock-based compensation	—	—	2,313	—	—	—	2,313
Balance, June 30, 2019	$116,142	$293,837	$19,182	$191,435	$(360)	$(31,255)	$588,981

Balance, March 31, 2020	$116,079	$295,587	$22,783	$229,382	$(14,049)	$(35,402)	$614,380
Net income	—	—	—	10,401	—	—	10,401
Other comprehensive loss	—	—	—	—	7,519	—	7,519
Preferred stock dividends	—	—	—	(1,962)	—	—	(1,962)
Exercise of stock options	—	233	(113)	—	—	—	120
Purchase of treasury stock	—	—	—	—	—	(155)	(155)
Treasury stock reissuance	—	—	—	(25)	—	135	110
Cancellation of stock options	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,418	—	—	—	2,418
Balance, June 30, 2020	$116,079	$295,820	$25,088	$237,796	$(6,530)	$(35,422)	$632,831

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354
Net income	—	—	—	29,255	—	—	29,255
Other comprehensive income	—	—	—	—	971	—	971
Issuance of preferred stock (net of offering costs of $2,826)	77,674	—	—	—	—	—	77,674
Preferred stock dividends	—	—	—	(1,829)	—	—	(1,829)
Exercise of stock options	—	482	(225)	—	—	—	257
Purchase of treasury stock	—	—	—	—	—	(744)	(744)
Stock-based compensation	—	—	4,043	—	—	—	4,043
Balance, June 30, 2019	$116,142	$293,837	$19,182	$191,435	$(360)	$(31,255)	$588,981

Balance, December 31, 2019	$116,079	$295,349	$23,095	$218,449	$1,132	$(32,823)	$621,281
Net income	—	—	—	23,296	—	—	23,296
Other comprehensive loss	—	—	—	—	(7,662)	—	(7,662)
Preferred stock dividends	—	—	—	(3,924)	—	—	(3,924)
Exercise of stock options	—	471	(260)	—	—	—	211
Purchase of treasury stock	—	—	—	—	—	(2,734)	(2,734)
Treasury stock reissuance	—	—	—	(25)	—	135	110
Cancellation of stock options	—	—	(2,484)	—	—	—	(2,484)
Stock-based compensation	—	—	4,737	—	—	—	4,737
Balance, June 30, 2020	$116,079	$295,820	$25,088	$237,796	$(6,530)	$(35,422)	$632,831
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$23,296	$29,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	2,022	1,807
Amortization of deferred financing costs	33	84
Provision (credit) for loan and lease losses	8,998	(1,089)
Stock-based compensation expense	4,737	4,043
Net gain on the sale or call of debt securities available-for-sale	(22)	(126)
Net gain on the call of debt securities held-to-maturity	(49)	(14)
Income from equity securities	—	(850)
Income from debt securities trading	(239)	—
Purchase of debt securities trading	(20,932)	—
Proceeds from the sale of debt securities trading	21,171	—
Net amortization of premiums and discounts on debt securities	295	21
Decrease (increase) in investment management fees receivable, net	653	(508)
Decrease (increase) in accrued interest receivable	3,792	(1,255)
Increase (decrease) in accrued interest payable	(1,719)	2,467
Bank owned life insurance income	(857)	(855)
Increase in income taxes payable	455	339
Decrease in prepaid income taxes	3,941	9,130
Deferred tax provision	482	464
Decrease in accounts payable and other accrued expenses	(9,388)	(15,269)
Cash received for reimbursement of leasehold improvements	2,196	—
Other, net	(1,701)	(1,684)
Net cash provided by operating activities	37,164	25,960
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(400,451)	(52,120)
Purchase of debt securities held-to-maturity	(287,826)	(61,905)
Proceeds from the sale of debt securities available-for-sale	56,038	4,993
Proceeds from the sale of equity securities	—	8,844
Principal repayments and maturities of debt securities available-for-sale	27,993	20,837
Principal repayments and maturities of debt securities held-to-maturity	248,714	118,941
Investment in low income housing and historic tax credits	(6,194)	(6,193)
Investment in small business investment companies	(150)	—
Net redemption of Federal Home Loan Bank stock	11,043	1,547
Net increase in loans and leases	(593,041)	(530,163)
Proceeds from the sale of other real estate owned	1,527	—
Additions to office properties and equipment	(2,285)	(2,167)
Net cash used in investing activities	(944,632)	(497,386)
Cash flows from financing activities:
Net increase in deposit accounts	1,196,858	736,522
Net decrease in Federal Home Loan Bank advances	(55,000)	(65,000)
Net decrease in line of credit advances	—	(4,250)
Net proceeds from issuance of subordinated notes payable	95,518	—
Net proceeds from issuance of preferred stock	—	77,674
Net proceeds from exercise of stock options	211	257
Cancellation of stock options	(2,484)	—
Payment of contingent consideration	—	(2,920)
Purchase of treasury stock, net of reissuance	(2,624)	(744)
Dividends paid on preferred stock	(3,924)	(1,829)
Net cash provided by financing activities	1,228,555	739,710
Net change in cash and cash equivalents during the period	321,087	268,284
Cash and cash equivalents at beginning of the period	403,855	189,985
Cash and cash equivalents at end of the period	$724,942	$458,269

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest expense	$49,274	$65,015
Income taxes	$307	$(5,633)
Other non-cash activity:
Operating lease right-of-use asset adjustment	$(411)	$23,778

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of June 30, 2020 and December 31, 2019. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan and lease portfolio as of June 30, 2020 and December 31, 2019. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan and lease losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan and lease losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In management’s opinion, a loan or lease is impaired, based upon current information and events, when it is probable that the loan or lease will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans and leases to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs. During the six months ended June 30, 2020, certain loan modifications were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Accordingly, these loans and leases were not categorized as TDRs.

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

Management bases the computation of the allowance for loan and lease losses of general reserves on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio in addition to the loss emergence period. Management has developed a methodology that is applied to each of the three primary loan portfolios: private banking loans, commercial and industrial (“C&I”) loans and leases, and commercial real estate (“CRE”) loans. As the loan loss history, mix and risk ratings of each loan portfolio change, the primary factor adjusts accordingly. The allowance for loan and lease losses related to the primary factor is based on our estimates as to probable losses for each loan portfolio. The secondary factor is intended to capture risks related to events and circumstances that management believes have an impact on the future performance of the loan portfolio. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories, or risk factors, and applies a quantitative percentage that drives the secondary factor. Nine risk factors have been identified and each risk factor is assigned a reserve level based on management’s judgment as to the probable impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, a corresponding change occurs in the reserve associated with each respective risk factor, such that the secondary factor remains current to changes in each loan portfolio.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the six months ended June 30, 2020, and 2019 and no allowance for uncollectible accounts as of June 30, 2020 and December 31, 2019.

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

During the six months ended June 30, 2020, the Company made changes to certain Non-Interest Expense line items appearing on the Unaudited Condensed Consolidated Statement of Income to better align with and provide additional clarity on how management views the business. All prior periods have been adjusted to conform the changes and provide comparability to the new presentation.

Marketing and Advertising, which was previously a component of Other Operating Expenses, is now presented separately.

Technology and Data Services is also presented separately and includes data processing expense, data and information services and certain software costs. These costs were previously included in Premises and Equipment.

Telephone expense, which was previously reported as Other Operating Expense, is now presented in Premises and Equipment Expense. Finally Premises and Occupancy Costs was renamed to Premise and Equipment Expense.

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$234,193	$4,198	$1,706	$236,685
Trust preferred securities	18,158	—	1,513	16,645
Agency collateralized mortgage obligations	23,806	13	59	23,760
Agency mortgage-backed securities	276,776	1,133	464	277,445
Agency debentures	8,428	814	—	9,242
Total debt securities available-for-sale	561,361	6,158	3,742	563,777
Debt securities held-to-maturity:
Corporate bonds	23,676	637	—	24,313
Agency debentures	193,466	1,127	64	194,529
Municipal bonds	13,606	135	—	13,741
Agency mortgage-backed securities	4,335	753	—	5,088
Total debt securities held-to-maturity	235,083	2,652	64	237,671
Total debt securities	$796,444	$8,810	$3,806	$801,448

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	245,077	3,940	235	248,782
Debt securities held-to-maturity:
Corporate bonds	24,678	619	—	25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	196,044	1,646	935	196,755
Total debt securities	$441,121	$5,586	$1,170	$445,537

Interest income on investment securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Taxable interest income	$3,609	$3,641	$7,001	$7,513
Non-taxable interest income	26	101	137	205
Dividend income	305	409	703	786
Total interest income on investment securities	$3,940	$4,151	$7,841	$8,504

As of June 30, 2020, the contractual maturities of the debt securities were:

	June 30, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$44,006	$44,343	$4,519	$4,529
Due from one to five years	113,409	116,540	68,692	69,267
Due from five to ten years	105,683	104,054	149,165	149,602
Due after ten years	298,263	298,840	12,707	14,273
Total debt securities	$561,361	$563,777	$235,083	$237,671

The $298.8 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of June 30, 2020, included $33.0 million, or 11.0%, that are floating-rate securities. The $149.2 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of June 30, 2020, included $17.3 million that have call provisions within the next five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity		Available-for-Sale		Held-to-Maturity
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Proceeds from sales	$6,071	$4,993	$—	$—	$56,038	$4,993	$—	$—
Proceeds from calls	3,580	2,858	125,405	95,835	3,580	4,082	247,758	117,295
Total proceeds	$9,651	$7,851	$125,405	$95,835	$59,618	$9,075	$247,758	$117,295

Gross realized gains	$6	$109	$8	$3	$21	$126	$50	$14
Gross realized losses	—	—	—	—	—	—	—	—
Net realized gains	$6	$109	$8	$3	$21	$126	$50	$14

Debt securities available-for-sale of $2.6 million as of June 30, 2020, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $35.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$46,666	$954	$19,248	$752	$65,914	$1,706
Trust preferred securities	16,644	1,513	—	—	16,644	1,513
Agency collateralized mortgage obligations	1,794	2	19,186	57	20,980	59
Agency mortgage-backed securities	140,612	464	—	—	140,612	464
Total debt securities available-for-sale	205,716	2,933	38,434	809	244,150	3,742
Debt securities held-to-maturity:
Corporate bonds	—	—	—	—	—	—
Agency debentures	20,014	64	—	—	20,014	64
Total debt securities held-to-maturity	20,014	64	—	—	20,014	64
Total temporarily impaired debt securities (1)	$225,730	$2,997	$38,434	$809	$264,164	$3,806

(1)	The number of investment positions with unrealized losses totaled 36 for available-for-sale securities and 1 for held-to-maturity securities.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$4,942	$58	$19,951	$49	$24,893	$107
Trust preferred securities	—	—	4,417	48	4,417	48
Agency collateralized mortgage obligations	22,117	66	2,544	14	24,661	80
Total debt securities available-for-sale	27,059	124	26,912	111	53,971	235
Debt securities held-to-maturity:
Agency debentures	87,879	935	—	—	87,879	935
Total debt securities held-to-maturity	87,879	935	—	—	87,879	935
Total temporarily impaired debt securities (1)	$114,938	$1,059	$26,912	$111	$141,850	$1,170

(1)	The number of investment positions with unrealized losses totaled 86 for available-for-sale securities and 53 for held-to-maturity securities.

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

There were no outstanding debt securities classified as trading as of June 30, 2020 and December 31, 2019.

There was $13.3 million and $24.3 million in FHLB stock outstanding as of June 30, 2020 and December 31, 2019, respectively.

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

Loans and leases held-for-investment were comprised of the following:

	June 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$4,055,115	$1,148,137	$1,959,537	$7,162,789
Deferred loan costs (fees)	8,001	4,743	(4,763)	7,981
Loans and leases held-for-investment, net of deferred fees and costs	4,063,116	1,152,880	1,954,774	7,170,770
Allowance for loan and lease losses	(2,151)	(7,546)	(13,579)	(23,276)
Loans and leases held-for-investment, net	$4,060,965	$1,145,334	$1,941,195	$7,147,494

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$3,688,779	$1,080,767	$1,801,375	$6,570,921
Deferred loan costs (fees)	6,623	4,942	(4,927)	6,638
Loans and leases held-for-investment, net of deferred fees and costs	3,695,402	1,085,709	1,796,448	6,577,559
Allowance for loan and lease losses	(1,973)	(5,262)	(6,873)	(14,108)
Loans and leases held-for-investment, net	$3,693,429	$1,080,447	$1,789,575	$6,563,451

The Company’s customers have unused loan commitments or other line of credit availability based on the value of eligible collateral or other terms and conditions under their loan agreements. Often these commitments or other line of credit availability are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments or other line of credit availability, including standby letters of credit, as of June 30, 2020 and December 31, 2019, was $5.63 billion and $4.91 billion, respectively. These unfunded commitments included $4.50 billion and $3.87 billion of commitments that were due on demand with no stated maturity as of June 30, 2020 and December 31, 2019, respectively. The interest rate for each commitment and demand line of credit is established at origination and may be based on the prevailing index rate market conditions at the time of funding. The reserve for losses on unfunded commitments was $1.0 million and $645,000 as of June 30, 2020 and December 31, 2019, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $37.7 million and $20.7 million as of June 30, 2020 and December 31, 2019, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of June 30, 2020 and December 31, 2019, included in the total unfunded commitments above, was $74.1 million and $72.8 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the six months ended June 30, 2020 and 2019, there were draws on letters of credit totaling $45,000 and $85,000, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 98.0% and 97.4% of total private banking loans as of June 30, 2020 and December 31, 2019, respectively.

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

The following tables present the recorded investment in loans by credit quality indicator:

	June 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$4,059,835	$1,144,623	$1,933,301	$7,137,759
Special mention	—	7,798	4,625	12,423
Substandard	3,281	459	16,848	20,588
Loans and leases held-for-investment	$4,063,116	$1,152,880	$1,954,774	$7,170,770

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$3,691,866	$1,069,932	$1,780,768	$6,542,566
Special mention	—	15,777	14,284	30,061
Substandard	3,536	—	1,396	4,932
Loans and leases held-for-investment	$3,695,402	$1,085,709	$1,796,448	$6,577,559

Changes in the allowance for loan and lease losses were as follows for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,174	$6,685	$8,445	$17,304
Provision for loan and lease losses	148	723	5,134	6,005
Charge-offs	(171)	—	—	(171)
Recoveries	—	138	—	138
Balance, end of period	$2,151	$7,546	$13,579	$23,276

	Three Months Ended June 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,001	$7,041	$5,670	$14,712
Provision (credit) for loan and lease losses	139	(1,146)	295	(712)
Charge-offs	—	—	—	—
Recoveries	—	16	—	16
Balance, end of period	$2,140	$5,911	$5,965	$14,016

Changes in the allowance for loan and lease losses were as follows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,973	$5,262	$6,873	$14,108
Provision for loan and lease losses	349	1,943	6,706	8,998
Charge-offs	(171)	—	—	(171)
Recoveries	—	341	—	341
Balance, end of period	$2,151	$7,546	$13,579	$23,276

	Six Months Ended June 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,942	$5,764	$5,502	$13,208
Provision (credit) for loan and lease losses	198	(1,750)	463	(1,089)
Charge-offs	—	—	—	—
Recoveries	—	1,897	—	1,897
Balance, end of period	$2,140	$5,911	$5,965	$14,016

The following tables present the age analysis of past due loans and leases segregated by class:

	June 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$—	$—	$—	$—	$4,063,116	$4,063,116
Commercial and industrial	—	—	—	—	1,152,880	1,152,880
Commercial real estate	—	—	—	—	1,954,774	1,954,774
Loans and leases held-for-investment	$—	$—	$—	$—	$7,170,770	$7,170,770

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$261	$—	$184	$445	$3,694,957	$3,695,402
Commercial and industrial	—	—	—	—	1,085,709	1,085,709
Commercial real estate	—	—	—	—	1,796,448	1,796,448
Loans and leases held-for-investment	$261	$—	$184	$445	$6,577,114	$6,577,559

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Six Months Ended June 30, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	459	457	69	459	—
Commercial real estate	6,311	6,315	947	6,311	—
Total with a related allowance recorded	6,770	6,772	1,016	6,770	—
Without a related allowance recorded:
Private banking	10	10	—	12	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	10	10	—	12	—
Total:
Private banking	10	10	—	12	—
Commercial and industrial	459	457	69	459	—
Commercial real estate	6,311	6,315	947	6,311	—
Total	$6,780	$6,782	$1,016	$6,782	$—

	As of and for the Twelve Months Ended December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$171	$193	$171	$171	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	171	193	171	171	—
Without a related allowance recorded:
Private banking	13	13	—	13	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	13	13	—	13	—
Total:
Private banking	184	206	171	184	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$184	$206	$171	$184	$—

Impaired loans as of June 30, 2020 and December 31, 2019, were $6.8 million and $184,000, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the six months ended June 30, 2020, and the twelve months ended December 31, 2019. As of June 30, 2020 and December 31, 2019, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans are evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $1.0 million and $171,000 as of June 30, 2020 and December 31, 2019, respectively.

The following tables present the allowance for loan and lease losses and recorded investment in loans by class:

	June 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$69	$947	$1,016
Collectively evaluated for impairment	2,151	7,477	12,632	22,260
Total allowance for loan and lease losses	$2,151	$7,546	$13,579	$23,276
Loans and leases held-for-investment:
Individually evaluated for impairment	$10	$459	$6,311	$6,780
Collectively evaluated for impairment	4,063,106	1,152,421	1,948,463	7,163,990
Loans and leases held-for-investment	$4,063,116	$1,152,880	$1,954,774	$7,170,770

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$171	$—	$—	$171
Collectively evaluated for impairment	1,802	5,262	6,873	13,937
Total allowance for loan and lease losses	$1,973	$5,262	$6,873	$14,108
Loans and leases held-for-investment:
Individually evaluated for impairment	$184	$—	$—	$184
Collectively evaluated for impairment	3,695,218	1,085,709	1,796,448	6,577,375
Loans and leases held-for-investment	$3,695,402	$1,085,709	$1,796,448	$6,577,559

Troubled Debt Restructuring

The aggregate recorded investment of impaired loans with terms modified through a TDR was $0 and $171,000 as of June 30, 2020 and December 31, 2019, respectively, which were also on non-accrual. There were no unused commitments on loans designated as TDRs as of June 30, 2020 and December 31, 2019.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with a payment default during the three and six months ended June 30, 2020 and 2019.

There were no loans newly designated as TDRs during the three and six months ended June 30, 2020 and 2019.

Other Real Estate Owned

As of June 30, 2020 and December 31, 2019, the balance of the OREO was $2.7 million and $4.3 million, respectively. During the six months ended June 30, 2020, a property was sold from OREO for $1.5 million with a net gain of $65,000. There were no residential mortgage loans in the process of foreclosure as of June 30, 2020.

[5] DEPOSITS

As of June 30, 2020 and December 31, 2019, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	June 30, 2020	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$422,341	$356,102
Interest-bearing checking accounts	0.05 to 1.70%	0.44%	1.57%	2,664,864	1,398,264
Money market deposit accounts	0.10 to 3.25%	0.71%	1.84%	3,547,518	3,426,745
Total demand and savings accounts				6,634,723	5,181,111
Certificates of deposit	0.15 to 3.25%	1.51%	2.24%	1,196,748	1,453,502
Total deposits				$7,831,471	$6,634,613
Weighted average rate on interest-bearing accounts		0.74%	1.87%

As of June 30, 2020 and December 31, 2019, the Bank had total brokered deposits of $812.1 million and $766.6 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $1.33 billion and $857.9 million as of June 30, 2020 and December 31, 2019, respectively, and were considered non-brokered.

As of June 30, 2020 and December 31, 2019, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $516.2 million and $551.5 million, respectively. As of June 30, 2020 and December 31, 2019, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $185.1 million and $233.5 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
12 months or less	$1,083,693	$1,244,838
12 months to 24 months	96,517	168,437
24 months to 36 months	16,538	40,227
Total	$1,196,748	$1,453,502

Interest expense on deposits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest-bearing checking accounts	$2,719	$4,965	$7,933	$9,508
Money market deposit accounts	7,377	18,200	22,031	34,739
Certificates of deposit	5,857	8,990	13,233	17,241
Total interest expense on deposits	$15,953	$32,155	$43,197	$61,488

[6] BORROWINGS

As of June 30, 2020 and December 31, 2019, borrowings were comprised of the following:

	June 30, 2020			December 31, 2019
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit	—%	$—		1.81%	$55,000	5/1/2020
Issued 4/8/2020	0.60%	50,000	7/8/2020	—%	—
Issued 6/1/2020	0.46%	150,000	9/1/2020	—%	—
Issued 6/2/2020	0.46%	50,000	9/2/2020	—%	—
Issued 6/22/2020	0.47%	50,000	9/21/2020	—%	—
Issued 12/12/2019	—%	—		1.85%	100,000	1/13/2020
Issued 12/2/2019	—%	—		1.91%	150,000	3/2/2020
Issued 10/8/2019	—%	—		2.00%	50,000	1/8/2020
Subordinated notes payable (net of debt issuance costs of $1,948 and $0, respectively)	5.75%	95,552	5/15/2030	—%	—
Total borrowings, net		$395,552			$355,000

During the three months ended June 30, 2020, the Company completed a private placement of subordinated notes payable, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes qualify under federal regulatory rules as Tier 2 capital for the holding company.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of June 30, 2020, the Bank’s borrowing capacity is based on the information provided in the March 31, 2020, QCR filing. As of June 30, 2020, the Bank had securities held in safekeeping at the FHLB with a fair value of $2.6 million, combined with pledged loans of $1.17 billion, for a gross borrowing capacity of $837.5 million, of which $300.0 million was outstanding in advances. As of December 31, 2019, there was $355.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of June 30, 2020 and December 31, 2019, there were no outstanding borrowings under these lines of credit and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $3.2 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC, however if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from our customer as part of the existing credit facility of that customer.

The holding company maintains an unsecured line of credit of $75.0 million with Texas Capital Bank. As of June 30, 2020 and December 31, 2019, there was no outstanding balance under this line of credit.

Interest expense on borrowings was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
FHLB borrowings	$1,284	$2,334	$3,319	$4,920
Line of credit borrowings	260	10	261	68
Subordinated notes payable	680	537	680	1,090
Total interest expense on borrowings	$2,224	$2,881	$4,260	$6,078

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

During the six months ended June 30, 2020, the Company paid dividends of $1.4 million on its Series A Preferred Stock and $2.6 million on its Series B Preferred Stock. During the six months ended June 30, 2019, the Company paid dividends of $1.4 million on its Series A Preferred Stock and $471,000 on its Series B Preferred Stock.

Under authorization by the Board, the Company was permitted to repurchase its common stock up to prescribed amounts, of which $9.8 million remained available as of June 30, 2020. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company. During the six months ended June 30, 2020, the Company repurchased 40,000 shares for approximately $670,000, at an average cost of $16.76 per share, which are held as treasury stock. During the six months ended June 30, 2019, the Company repurchased 35,000 shares for approximately $744,000, at an average cost of $21.26 per share, which are held as treasury stock.

In addition to the shares purchased in the market, treasury shares increased 83,988, or approximately $2.1 million, in connection with the net settlement of equity awards exercised or vested during the six months ended June 30, 2020. The Company also reissued 8,500 shares of treasury stock for approximately $135,000 during the six months ended June 30, 2020.

Under prior authorization of the Board, stock option cancellation programs were approved to allow for certain outstanding and vested stock option awards to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the six months ended June 30, 2020, there were 212,447 options canceled for approximately $2.5 million, which was recorded as a reduction to additional paid-in capital.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding	Number of Treasury Shares
Balance, December 31, 2018	40,250	28,878,674	2,014,910
Issuance of preferred stock	80,500	—	—
Issuance of restricted common stock	—	542,703	—
Forfeitures of restricted common stock	—	(69,605)	—
Exercise of stock options	—	22,380	—
Purchase of treasury stock through open market transactions	—	(35,000)	35,000
Increase in treasury stock related to equity awards	—	—	—
Balance, June 30, 2019	120,750	29,339,152	2,049,910

Balance, December 31, 2019	120,750	29,355,986	2,126,422
Issuance of restricted common stock	—	597,070	—
Forfeitures of restricted common stock	—	(11,018)	—
Exercise of stock options	—	25,000	—
Purchase of treasury stock through open market transactions	—	(40,000)	40,000
Increase in treasury stock related to equity awards	—	(83,988)	83,988
Reissuance of treasury stock	—	8,500	(8,500)
Balance, June 30, 2020	120,750	29,851,550	2,241,910

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of June 30, 2020 and December 31, 2019, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

A banking organization is also subject to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain the necessary capital conservation buffer - a common equity tier 1 risk-based capital ratio of 2.5% or more, in addition to the minimum capital adequacy levels shown in the tables below. Both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$699,015	12.89%	$433,732	8.00%	N/A	N/A
Bank	$677,080	12.52%	$432,764	8.00%	$540,955	10.00%
Tier 1 risk-based capital ratio
Company	$579,146	10.68%	$325,299	6.00%	N/A	N/A
Bank	$652,763	12.07%	$324,573	6.00%	$432,764	8.00%
Common equity tier 1 risk-based capital ratio
Company	$463,067	8.54%	$243,975	4.50%	N/A	N/A
Bank	$652,763	12.07%	$243,430	4.50%	$351,621	6.50%
Tier 1 leverage ratio
Company	$579,146	6.30%	$367,538	4.00%	N/A	N/A
Bank	$652,763	7.11%	$367,000	4.00%	$458,750	5.00%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

[9] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Net income available to common shareholders	$8,439	$13,541	$19,372	$27,426
Weighted average common shares outstanding:
Basic	28,223,085	27,887,599	28,201,837	27,860,370
Restricted stock - dilutive	221,456	562,226	324,498	550,903
Stock options - dilutive	83,420	340,848	161,469	336,445
Diluted	28,527,961	28,790,673	28,687,804	28,747,718

Earnings per common share:
Basic	$0.30	$0.49	$0.69	$0.98
Diluted	$0.30	$0.47	$0.68	$0.95

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive shares (1)	869,746	6,000	566,498	13,000

(1)	Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of June 30, 2020 and December 31, 2019:

	Asset Derivatives		Liability Derivatives
	as of June 30, 2020		as of June 30, 2020
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$11,161

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	171,967	Other liabilities	172,091

Total	Other assets	$171,967	Other liabilities	$183,252

	Asset Derivatives		Liability Derivatives
	as of December 31, 2019		as of December 31, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$2,184

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	55,241	Other liabilities	55,289

Total	Other assets	$55,241	Other liabilities	$57,473

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of June 30, 2020 and December 31, 2019:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
June 30, 2020	$171,967	$—	$171,967	$—	$—	$171,967

December 31, 2019	$55,241	$—	$55,241	$(850)	$—	$54,391

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
June 30, 2020	$183,252	$—	$183,252	$—	$(183,227)	$25

December 31, 2019	$57,473	$—	$57,473	$(850)	$(55,753)	$870

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2020.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of June 30, 2020, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/ (Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 1/8/2018	$50,000	2.21%	$501	1/8/2021	6
Issued 5/30/2019	50,000	2.05%	903	6/1/2022	23
Issued 5/30/2019	50,000	2.03%	895	6/1/2023	35
Issued 5/30/2019	50,000	2.04%	901	6/1/2024	47
Issued 3/2/2020	50,000	0.98%	364	3/2/2025	56
Issued 3/20/2020	50,000	0.60%	174	3/20/2025	57
Total	$300,000		$3,738

(1)	The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)		2020	2019	2020	2019
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(460)	$560	$(1,578)	$(2,118)

		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2020	2019	2020	2019
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(619)	$1,121	$(9,290)	$(2,325)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2020, the Company had interest rate derivative transactions with an aggregate notional amount of $3.29 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2020	2019	2020	2019
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$(4)	$(22)	$(66)	$(42)
Equity products	Non-interest income	—	(77)	—	(77)
Total		$(4)	$(99)	$(66)	$(119)

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

As of June 30, 2020, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $183.3 million, including accrued interest. As of June 30, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $184.9 million. If the Company had breached any of these provisions as of June 30, 2020, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$236,685	$—	$236,685
Trust preferred securities	—	16,645	—	16,645
Agency collateralized mortgage obligations	—	23,760	—	23,760
Agency mortgage-backed securities	—	277,445	—	277,445
Agency debentures	—	9,242	—	9,242
Interest rate swaps	—	171,967	—	171,967
Total financial assets	—	735,744	—	735,744

Financial liabilities:
Interest rate swaps	—	183,252	—	183,252
Total financial liabilities	$—	$183,252	$—	$183,252

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$175,418	$—	$175,418
Trust preferred securities	—	18,260	—	18,260
Agency collateralized mortgage obligations	—	27,193	—	27,193
Agency mortgage-backed securities	—	18,509	—	18,509
Agency debentures	—	9,402	—	9,402
Interest rate swaps	—	55,241	—	55,241
Total financial assets	—	304,023	—	304,023

Financial liabilities:
Interest rate swaps	—	57,473	—	57,473
Total financial liabilities	$—	$57,473	$—	$57,473

INVESTMENT SECURITIES
Generally, debt securities are valued using pricing for similar securities, recently executed transactions, and other pricing models utilizing observable inputs and therefore are classified as Level 2.

INTEREST RATE SWAPS
The fair value of interest rate swaps is estimated using inputs that are observable or that can be corroborated by observable market data and therefore are classified as Level 2. These fair value estimations include primarily market observable inputs such as the forward LIBOR swap curve or its ongoing replacement.

NON-RECURRING FAIR VALUE MEASUREMENTS

Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$5,764	$5,764
Other real estate owned	—	—	2,724	2,724
Total assets	$—	$—	$8,488	$8,488

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$13	$13
Other real estate owned	—	—	4,250	4,250
Total assets	$—	$—	$4,263	$4,263

As of June 30, 2020 and December 31, 2019, the Company recorded $1.0 million and $171,000, respectively, of specific reserves to allowance for loan and lease losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$5,764	Collateral	Appraisal value and discount due to salability conditions	27%

Other real estate owned	$2,724	Collateral	Appraisal value and discount due to salability conditions	20%

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes of the carrying amounts and estimated fair values of financial instruments:

		June 30, 2020		December 31, 2019
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$724,942	$724,942	$403,855	$403,855
Debt securities available-for-sale	2	563,777	563,777	248,782	248,782
Debt securities held-to-maturity	2	235,083	237,671	196,044	196,755
Federal Home Loan Bank stock	2	13,280	13,280	24,324	24,324
Loans and leases held-for-investment, net	3	7,147,494	7,198,597	6,563,451	6,548,432
Accrued interest receivable	2	18,534	18,534	22,326	22,326
Investment management fees receivable, net	2	6,907	6,907	7,560	7,560
Bank owned life insurance	2	70,901	70,901	70,044	70,044
Other real estate owned	3	2,724	2,724	4,250	4,250
Interest rate swaps	2	171,967	171,967	55,241	55,241

Financial liabilities:
Deposits	2	$7,831,471	$7,861,737	$6,634,613	$6,648,546
Borrowings, net	2	395,552	397,608	355,000	355,003
Interest rate swaps	2	183,252	183,252	57,473	57,473

During the six months ended June 30, 2020 and 2019, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2020 and December 31, 2019:

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

OFF-BALANCE SHEET INSTRUMENTS
Fair values for the Company’s off-balance sheet instruments, which consist of unfunded lending commitments, demand lines of credit, standby letters of credit and risk participation agreements related to interest rate swap agreements, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. Management believes that the fair value of these off-balance sheet instruments is not significant.

[12] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$(6,678)	$(7,371)	$(14,049)	$54	$448	$502
Change in unrealized holding gains (losses)	8,375	(1,200)	7,175	1,259	(1,612)	(353)
Losses (gains) reclassified from other comprehensive income	(5)	349	344	(83)	(426)	(509)
Net other comprehensive income (loss)	8,370	(851)	7,519	1,176	(2,038)	(862)
Balance, end of period	$1,692	$(8,222)	$(6,530)	$1,230	$(1,590)	$(360)

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$2,756	$(1,624)	$1,132	$(2,363)	$1,032	$(1,331)
Change in unrealized holding gains (losses)	(1,048)	(7,067)	(8,115)	3,689	(1,769)	1,920
Losses (gains) reclassified from other comprehensive income	(16)	469	453	(96)	(853)	(949)
Net other comprehensive income (loss)	(1,064)	(6,598)	(7,662)	3,593	(2,622)	971
Balance, end of period	$1,692	$(8,222)	$(6,530)	$1,230	$(1,590)	$(360)

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

(Dollars in thousands)	June 30, 2020	December 31, 2019
Assets:
Bank	$9,057,476	$7,686,981
Investment management	82,966	83,295
Parent and other	(10,601)	(4,466)
Total assets	$9,129,841	$7,765,810

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$51,661	$—	$—	$51,661	$66,311	$—	$28	$66,339
Interest expense	17,251	—	926	18,177	34,517	—	519	35,036
Net interest income (loss)	34,410	—	(926)	33,484	31,794	—	(491)	31,303
Provision (credit) for loan and lease losses	6,005	—	—	6,005	(712)	—	—	(712)
Net interest income (loss) after provision for loan and lease losses	28,405	—	(926)	27,479	32,506	—	(491)	32,015
Non-interest income:
Investment management fees	—	7,897	(159)	7,738	—	9,364	(110)	9,254
Net gain on the sale and call of debt securities	14	—	—	14	112	—	—	112
Other non-interest income	5,215	30	—	5,245	2,478	4	131	2,613
Total non-interest income (loss)	5,229	7,927	(159)	12,997	2,590	9,368	21	11,979
Non-interest expense:
Intangible amortization expense	—	486	—	486	—	502	—	502
Other non-interest expense	19,967	7,003	640	27,610	18,903	7,930	250	27,083
Total non-interest expense	19,967	7,489	640	28,096	18,903	8,432	250	27,585
Income (loss) before tax	13,667	438	(1,725)	12,380	16,193	936	(720)	16,409
Income tax expense (benefit)	2,173	102	(296)	1,979	1,658	264	(204)	1,718
Net income (loss)	$11,494	$336	$(1,429)	$10,401	$14,535	$672	$(516)	$14,691

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$115,863	$—	$—	$115,863	$129,142	$—	$99	$129,241
Interest expense	46,547	—	910	47,457	66,436	—	1,130	67,566
Net interest income (loss)	69,316	—	(910)	68,406	62,706	—	(1,031)	61,675
Provision (credit) for loan and lease losses	8,998	—	—	8,998	(1,089)	—	—	(1,089)
Net interest income (loss) after provision for loan and lease losses	60,318	—	(910)	59,408	63,795	—	(1,031)	62,764
Non-interest income:
Investment management fees	—	15,662	(286)	15,376	—	18,896	(218)	18,678
Net gain on the sale and call of debt securities	71	—	—	71	140	—	—	140
Other non-interest income	10,866	—	—	10,866	5,355	25	850	6,230
Total non-interest income (loss)	10,937	15,662	(286)	26,313	5,495	18,921	632	25,048
Non-interest expense:
Intangible amortization expense	—	988	—	988	—	1,004	—	1,004
Other non-interest expense	41,000	13,630	1,622	56,252	37,923	14,987	343	53,253
Total non-interest expense	41,000	14,618	1,622	57,240	37,923	15,991	343	54,257
Income (loss) before tax	30,255	1,044	(2,818)	28,481	31,367	2,930	(742)	33,555
Income tax expense (benefit)	5,521	130	(466)	5,185	3,683	827	(210)	4,300
Net income (loss)	$24,734	$914	$(2,352)	$23,296	$27,684	$2,103	$(532)	$29,255

[15] SUBSEQUENT EVENTS

On July 13, 2020, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depositary share, on the Company’s Series B Preferred Stock, each of which is payable on October 1, 2020, to preferred shareholders of record as of the close of business on September 15, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three and six months ended June 30, 2020. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this quarterly report and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2020.

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

General

We are a bank holding company that operates through two reportable segments: Bank and Investment Management. Through TriState Capital Bank, a Pennsylvania chartered bank (the “Bank”), the Bank segment provides commercial banking services to middle-market and financial services businesses and private banking services to high-net-worth individuals and trusts. The Bank segment generates most of its revenue from interest on loans and investments, swap fees, loan fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits and its secondary source of funding is borrowings. The Bank’s largest expenses are interest on these deposits and borrowings, and salaries and related employee benefits. Through Chartwell Investment Partners, LLC, an SEC-registered investment adviser (“Chartwell”), the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through Chartwell TSC Securities Corp., our registered broker/dealer subsidiary (“CTSC Securities”). The Investment Management segment generates its revenue from investment management fees earned on assets under management, and its largest expenses are salaries and related employee benefits.

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

Executive Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market and financial services businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $9.25 billion as of June 30, 2020. CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products that require SEC or Financial Industry Regulatory Authority, Inc. (“FINRA”) licensing.

Developments Related to COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic. This public health crisis has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. Responses to the crisis include stay at home orders, voluntary and involuntary closing of businesses deemed as “non-essential” and the Board of Governors of the Federal Reserve (the “Federal Reserve”) cut interest rates to near zero. In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic

Security (“CARES”) Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic.

We have responded quickly to the changing environment and economy by executing our business continuity plan and the vast majority of employees continue to work from home even though we are considered an essential business. We also organized a COVID-19 credit strategy committee comprised of leaders from executive, credit, legal, finance, operations, and compliance teams so that we could develop responsive action plans. We pro-actively conducted outreach to all commercial loan customers to understand the potential impact that COVID-19 could have on their business. Through June 2020, we implemented deferral arrangements in accordance with the CARES Act and bank regulatory guidance that represent about 6% of our loan and lease portfolio, and while this crisis may have substantial impact on many businesses, we have maintained our disciplined approach of focusing on commercial lending opportunities within our four-state Mid-Atlantic region and financial services companies where our team has deep experience and relationships. Additionally, we have worked to keep our commercial loan sizes predominately below our preferred hold level of $10.0 million. The Bank is not a qualified lender or additional lender registered with the Small Business Administration and is not participating in the Paycheck Protection Program, established by the CARES Act. We have also deliberately increased our balance sheet liquidity to provide for potential or unforeseen needs of our clients’ during this public health and economic crisis and increased our allowance for loan and lease losses due to the economic uncertainty surrounding COVID-19.

Performance

For the three months ended June 30, 2020, our net income available to common shareholders was $8.4 million compared to $13.5 million for the same period in 2019, a decrease of $5.1 million, or 37.7%. The decrease was due to the following: An increase in net interest income of $2.2 million, or 7.0%; an increase in non-interest income of $1.0 million, or 8.5%; more than offset by higher provision for loan and lease losses of $6.7 million; an increase of $511,000, or 1.9%, in non-interest expense; an increase of $261,000 in income tax expense; and an increase in preferred stock dividends of $812,000.

For the six months ended June 30, 2020, our net income available to common shareholders was $19.4 million compared to $27.4 million for the same period in 2019, a decrease of $8.1 million, or 29.4%. The decrease was due to the following: An increase in net interest income of $6.7 million, or 10.9%; an increase in non-interest income of $1.3 million, or 5.1%; more than offset by higher provision for loan and lease losses of $10.1 million; an increase of $3.0 million, or 5.5%, in non-interest expense; an increase of $885,000 in income tax expense; and an increase in preferred stock dividends of $2.1 million.

Our diluted EPS was $0.30 for the three months ended June 30, 2020, compared to $0.47 for the same period in 2019, and $0.68 for the six months ended June 30, 2020, compared to $0.95 for the same period in 2019. The decrease in diluted EPS for the six months ended June 30, 2020, was a result of a decline in our net income available to common shareholders.

For the three months ended June 30, 2020, total revenue increased $3.3 million, or 7.6%, to $46.5 million from $43.2 million for the same period in 2019. For the six months ended June 30, 2020, total revenue increased $8.1 million, or 9.3%, to $94.6 million from $86.6 million for the same period in 2019. The increase in total revenue for the six months ended June 30, 2020, was driven largely by higher net interest income and swap fees for the Bank, partially offset by lower investment management fees.

Our annualized net interest margin was 1.52% and 2.03% for the three months ended June 30, 2020 and 2019, respectively, and 1.67% and 2.06% for the six months ended June 30, 2020 and 2019, respectively. The decrease in net interest margin for the three months ended June 30, 2020, was driven by a decrease of 176 basis points in the yield on loans, partially offset by a decrease of 161 basis points in the cost of interest-bearing liabilities. The decrease in net interest margin for the six months ended June 30, 2020, was driven by a decrease of 136 basis points in the yield on loans, partially offset by a decrease of 123 basis points in the cost of interest-bearing liabilities.

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

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $7.7 million for the three months ended June 30, 2020, as compared to $9.3 million for the same period in 2019, and $15.4 million for the six months ended June 30, 2020, as compared to $18.7 million for the same period in 2019. Assets under management were $9.25 billion as of June 30, 2020, a decrease of $231.0 million from June 30, 2019, driven by market depreciation of $123.0 million, and net outflows of $108.0 million.

Another large component of our non-interest income are swap fees at the Bank, which totaled $3.9 million for the three months ended June 30, 2020, as compared to $1.7 million for the same period in 2019, and $8.2 million for the six months ended June 30, 2020, as compared to $3.5 million for the same period in 2019. The increase in swap fees for the three and six months ended June 30, 2020 was due to an increase of customer swap transactions from both new and existing customers.

Our annualized ratio of non-interest expense to average assets was 1.22% and 1.71% for the three months ended June 30, 2020 and 2019, respectively, and 1.34% and 1.74% for the six months ended June 30, 2020 and 2019, respectively. The Bank’s efficiency ratio was 50.39% and 55.16% for the three months ended June 30, 2020 and 2019, respectively, and 51.13% and 55.72% for the six months ended June 30, 2020 and 2019, respectively. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 17.8% partially offset by the growth in the Bank’s non-interest expense of 8.1% for the six months ended June 30, 2020.

Our annualized return on average assets (net income to average total assets) was 0.45% and 0.91% for the three months ended June 30, 2020 and 2019, respectively, and 0.54% and 0.94% for the six months ended June 30, 2020 and 2019, respectively. Our annualized return on average common equity (net income available to common shareholders to average common equity) was 6.62% and 11.63% for the three months ended June 30, 2020 and 2019, respectively, and 7.60% and 12.06% for the six months ended June 30, 2020 and 2019, respectively. Both ratios declined due to a reduction in earnings during the three and six months ended June 30, 2020 compared to the same period in 2019.

Our total assets were $9.13 billion as of June 30, 2020, an increase of $1.36 billion, or 35.3% on an annualized basis, from December 31, 2019, primarily due to an increase in cash and cash equivalents, growth in our loan and lease portfolio and growth in our investment portfolio. Loans and leases held-for-investment grew by $593.2 million to $7.17 billion as of June 30, 2020, an annualized increase of 18.1%, from December 31, 2019, as a result of growth in our commercial and private banking loan portfolios. Cash and cash equivalents increased $321.1 million, or 159.9% on an annualized basis, to $724.9 million due to the previously mentioned intentional increase in liquid assets. Total investment securities increased $343.0 million, or 147.0% on an annualized basis to $812.1 million as of June 30, 2020, from December 31, 2019. Total deposits increased $1.20 billion, or 36.3% on an annualized basis, to $7.83 billion as of June 30, 2020, from December 31, 2019.

Our ratio of adverse rated credits to total loans declined to 0.46% at June 30, 2020, from 0.53% at December 31, 2019. Our ratio of allowance for loan and lease losses to loans was 0.32% and 0.21% as of June 30, 2020 and December 31, 2019, respectively. We had provision expense for loan and lease losses of $9.0 million for the six months ended June 30, 2020, primarily due to an increase in general reserves in response to the unprecedented speed of the economic slowdown associated with the COVID-19 pandemic and an increase in specific reserves due to an addition of a non-accrual loan, compared to a credit to provision of $1.1 million for the six months ended June 30, 2019.

Our book value per common share increased $0.10 to $17.31 as of June 30, 2020, from $17.21 as of December 31, 2019, largely as a result of net income available to common shareholders, partially offset by the issuance of restricted stock during the six months ended June 30, 2020.

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

(Dollars in thousands, except per share data)	June 30, 2020	December 31, 2019
Tangible common equity and Tangible book value per common share:
Common shareholders’ equity	$516,752	$505,202
Less: goodwill and intangible assets	64,867	65,854
Tangible common equity (numerator)	$451,885	$439,348
Common shares outstanding (denominator)	29,851,550	29,355,986
Tangible book value per common share	$15.14	$14.97

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Total revenue and Pre-tax, pre-provision net revenue:
Net interest income	$33,484	$31,303	$68,406	$61,675
Total non-interest income	12,997	11,979	26,313	25,048
Less: net gain on the sale and call of debt securities	14	112	71	140
Total revenue	$46,467	$43,170	$94,648	$86,583
Less: total non-interest expense	28,096	27,585	57,240	54,257
Pre-tax, pre-provision net revenue	$18,371	$15,585	$37,408	$32,326

BANK SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Bank total revenue:
Net interest income	$34,410	$31,794	$69,316	$62,706
Total non-interest income	5,229	2,590	10,937	5,495
Less: net gain on the sale and call of debt securities	14	112	71	140
Bank total revenue	$39,625	$34,272	$80,182	$68,061

Bank efficiency ratio:
Total non-interest expense (numerator)	$19,967	$18,903	$41,000	$37,923
Total revenue (denominator)	$39,625	$34,272	$80,182	$68,061
Bank efficiency ratio	50.39%	55.16%	51.13%	55.72%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Investment Management EBITDA:
Net income	$336	$672	$914	$2,103
Interest expense	—	—	—	—
Income tax expense	102	264	130	827
Depreciation expense	107	119	216	244
Intangible amortization expense	486	502	988	1,004
EBITDA	$1,031	$1,557	$2,248	$4,178

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 72.3% and 71.2% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$51,661	$66,339	$115,863	$129,241
Fully taxable equivalent adjustment	6	27	36	55
Interest income adjusted	51,667	66,366	115,899	129,296
Less: interest expense	18,177	35,036	47,457	67,566
Net interest income adjusted	$33,490	$31,330	$68,442	$61,730

Yield on earning assets (1) (2)	2.35%	4.30%	2.83%	4.32%
Cost of interest-bearing liabilities (1)	0.92%	2.53%	1.29%	2.52%
Net interest spread (1) (2)	1.43%	1.77%	1.54%	1.80%
Net interest margin (1) (2)	1.52%	2.03%	1.67%	2.06%

(1)	Annualized.

(2)	Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended June 30, 2020 and 2019. Non-accrual loans are included in the calculation of average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2020 and 2019.

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$1,098,510	$342	0.13%	$255,697	$1,542	2.42%
Federal funds sold	7,883	1	0.05%	11,218	67	2.40%
Debt securities available-for-sale	329,015	2,026	2.48%	249,281	2,053	3.30%
Debt securities held-to-maturity	292,898	1,616	2.22%	181,495	1,712	3.78%
Equity securities	—	—	—%	7,701	28	1.46%
FHLB stock	13,269	305	9.24%	20,235	385	7.63%
Total loans and leases	7,094,744	47,377	2.69%	5,462,489	60,579	4.45%
Total interest-earning assets	8,836,319	51,667	2.35%	6,188,116	66,366	4.30%
Other assets	408,950			266,905
Total assets	$9,245,269			$6,455,021

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$2,327,513	$2,719	0.47%	$868,721	$4,965	2.29%
Money market deposit accounts	3,862,068	7,377	0.77%	2,855,795	18,200	2.56%
Certificates of deposit	1,389,984	5,857	1.69%	1,361,372	8,990	2.65%
Borrowings:
FHLB borrowings	300,000	1,284	1.72%	430,770	2,334	2.17%
Line of credit borrowings	22,747	260	4.60%	857	10	4.68%
Subordinated notes payable, net	44,417	680	6.16%	34,984	537	6.16%
Total interest-bearing liabilities	7,946,729	18,177	0.92%	5,552,499	35,036	2.53%
Noninterest-bearing deposits	417,732			256,404
Other liabilities	252,303			113,031
Shareholders’ equity	628,505			533,087
Total liabilities and shareholders’ equity	$9,245,269			$6,455,021

Net interest income (1)		$33,490			$31,330
Net interest spread (1)			1.43%			1.77%
Net interest margin (1)			1.52%			2.03%

(1)	Calculated on a fully taxable equivalent basis.

(2)	Annualized.

Net Interest Income for the Three Months Ended June 30, 2020 and 2019. Net interest income, calculated on a fully taxable equivalent basis, increased $2.2 million, or 6.9%, to $33.5 million for the three months ended June 30, 2020, from $31.3 million for the same period in 2019. The increase in net interest income for the three months ended June 30, 2020, was primarily attributable to a decrease of $16.9 million, or 48.1%, in interest expense, partially offset by a decrease of $14.7 million, or 22.1%, in interest income. Net interest margin decreased to 1.52% for the three months ended June 30, 2020, as compared to 2.03% for the same period in 2019, driven by a lower yield on our loan portfolio, partially offset by a lower cost of funds.

The decrease in interest income on interest-earning assets was primarily the result of a decrease of 176 basis points in yield on our loans, partially offset by an increase in average total loans, which is our primary earning asset, of $1.63 billion, or 29.9%, for the three months ended June 30, 2020, compared to the same period in 2019. The most significant factor driving the yield on our loan portfolio was the impact of the recent decrease to the Federal Reserve’s target federal funds rate on our floating-rate loans as well as increased on balance sheet liquidity. The change in yield is also attributable to our lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets declined 195 basis points to 2.35% for the three months ended June 30, 2020, as compared to 4.30% for the same period in 2019, primarily due to the lower yield on loans.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 161 basis points in the average rate paid on our interest-bearing liabilities. partially offset by an increase of $2.39 billion, or 43.1%, in average interest-bearing liabilities for the three months ended June 30, 2020, compared to the same period in 2019. The decrease in the average rate paid on our interest-

bearing liabilities reflected decreases in rates paid in all deposit categories and FHLB borrowings, which was largely driven by the recent decrease of the Federal Reserve’s target Federal Funds Rate, which impacted our variable-rate liabilities. The change in yield is also a result of our increased on balance sheet liquidity. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.46 billion in average interest-bearing checking accounts, an increase of $1.01 billion in average money market deposit accounts, and an increase of $28.6 million in average certificates of deposits.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended June 30, 2020, compared to the same period in 2019. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30,
	2020 over 2019
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(2,539)	$1,339	$(1,200)
Federal funds sold	(51)	(15)	(66)
Debt securities available-for-sale	(591)	564	(27)
Debt securities held-to-maturity	(887)	791	(96)
Equity securities	—	(28)	(28)
FHLB stock	70	(150)	(80)
Total loans	(28,215)	15,013	(13,202)
Total decrease in interest income	(32,213)	17,514	(14,699)

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(6,083)	3,837	(2,246)
Money market deposit accounts	(15,733)	4,910	(10,823)
Certificates of deposit	(3,318)	185	(3,133)
Borrowings:
FHLB borrowings	(429)	(621)	(1,050)
Line of credit borrowings	—	250	250
Subordinated notes payable, net	(1)	144	143
Total decrease in interest expense	(25,564)	8,705	(16,859)
Total increase (decrease) in net interest income	$(6,649)	$8,809	$2,160

(1)
The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the six months ended June 30, 2020 and 2019. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2020 and 2019.

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$781,406	$1,705	0.44%	$229,232	$2,798	2.46%
Federal funds sold	7,491	21	0.56%	9,914	98	1.99%
Debt securities available-for-sale	305,442	4,070	2.68%	242,794	4,040	3.36%
Debt securities held-to-maturity	247,326	3,104	2.52%	196,580	3,730	3.83%
Debt securities trading	115	1	1.75%	—	—	—%
Equity securities	—	—	—%	10,214	99	1.95%
FHLB stock	16,724	703	8.45%	20,366	690	6.83%
Total loans and leases	6,883,718	106,295	3.11%	5,320,953	117,841	4.47%
Total interest-earning assets	8,242,222	115,899	2.83%	6,030,053	129,296	4.32%
Other assets	360,699			254,796
Total assets	$8,602,921			$6,284,849

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$1,900,563	$7,933	0.84%	$830,915	$9,508	2.31%
Money market deposit accounts	3,705,517	22,031	1.20%	2,769,572	34,739	2.53%
Certificates of deposit	1,386,510	13,233	1.92%	1,331,003	17,241	2.61%
Borrowings:
FHLB borrowings	360,962	3,319	1.85%	444,973	4,920	2.23%
Line of credit borrowings	12,115	261	4.33%	2,489	68	5.51%
Subordinated notes payable, net	22,208	680	6.16%	34,958	1,090	6.29%
Total interest-bearing liabilities	7,387,875	47,457	1.29%	5,413,910	67,566	2.52%
Noninterest-bearing deposits	383,909			259,028
Other liabilities	202,755			100,826
Shareholders’ equity	628,382			511,085
Total liabilities and shareholders’ equity	$8,602,921			$6,284,849

Net interest income (1)		$68,442			$61,730
Net interest spread (1)			1.54%			1.80%
Net interest margin (1)			1.67%			2.06%

(1)	Calculated on a fully taxable equivalent basis.

(2)	Annualized.

Net Interest Income for the Six Months Ended June 30, 2020 and 2019. Net interest income, calculated on a fully taxable equivalent basis, increased $6.7 million, or 10.9%, to $68.4 million for the six months ended June 30, 2020, from $61.7 million for the same period in 2019. This increase in net interest income for the six months ended June 30, 2020 was primarily attributable to a decrease of $20.1 million, or 29.8%, in interest expense, partially offset by a decrease of $13.4 million, or 10.4%, in interest income. Net interest margin was 1.67% for the six months ended June 30, 2020, compared to 2.06% for the same period in 2019, driven by a lower yield on our loan portfolio, partially offset by a lower cost of funds.

The decrease in interest income on interest-earning assets was primarily the result of a decrease of 136 basis points in yield on our loans, partially offset by an increase in average total loans, which is our primary earning assets, of $1.56 billion, or 29.4% for the six months ended June 30, 2020, compared to the same period in 2019. The most significant factor driving the yield on our loan portfolio was the impact of the recent decrease to the Federal Reserve’s target federal funds rate on our floating-rate loans as well as increased on balance sheet liquidity. The change in yield is also attributable to our lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets declined 149 basis points to 2.83% for the six months ended June 30, 2020, as compared to 4.32% for the same period in 2019, primarily due to the lower loan yields.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 123 basis points in the average rate paid on our interest-bearing liabilities, partially offset by an increase of $1.97 billion, or 36.5%, in average interest-bearing liabilities for the six months ended June 30, 2020, compared to the same period in 2019. The decrease in average rate paid on our interest-bearing liabilities reflected decreases in rates paid in all deposit categories, which was largely driven by the impact of the recent decrease to the Federal Reserve’s target federal funds rate on our variable-rate liabilities. The change in yield is also a result of our increased on balance sheet liquidity. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.07 billion in average interest-bearing checking accounts, an increase of $935.9 million in average money market deposit accounts, and an increase of $55.5 million in average certificates of deposit.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the six months ended June 30, 2020, compared to the same period in 2019. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Six Months Ended June 30,
	2020 over 2019
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(3,727)	$2,634	$(1,093)
Federal funds sold	(57)	(20)	(77)
Debt securities available-for-sale	(911)	941	30
Debt securities held-to-maturity	(1,461)	835	(626)
Debt securities trading	—	1	1
Equity securities	—	(99)	(99)
FHLB stock	148	(135)	13
Total loans	(41,445)	29,899	(11,546)
Total increase (decrease) in interest income	(47,453)	34,056	(13,397)

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(8,672)	7,097	(1,575)
Money market deposit accounts	(22,154)	9,446	(12,708)
Certificates of deposit	(4,718)	710	(4,008)
Borrowings:
FHLB borrowings	(765)	(836)	(1,601)
Line of credit borrowings	(18)	211	193
Subordinated notes payable, net	(25)	(385)	(410)
Total increase (decrease) in interest expense	(36,352)	16,243	(20,109)
Total increase (decrease) in net interest income	$(11,101)	$17,813	$6,712

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

Provision for Loan and Lease Losses for the Three Months Ended June 30, 2020 and 2019. We recorded provision expense for loan and lease losses of $6.0 million for the three months ended June 30, 2020, compared to credit to provision of $712,000 for the three months ended June 30, 2019. The provision expense for loan and lease losses for the three months ended June 30, 2020, was comprised of a net increase in general reserves of $5.0 million largely due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic and a net increase of $1.0 million in specific reserves on non-performing loans, largely driven by a new non-accrual loan in our commercial loan portfolio. The credit to provision for loan and lease losses for the three months ended June 30,

2019, was comprised of an increase of $435,000 in general reserves more than offset by a decrease in specific reserves of $1.1 million on non-performing loans and recoveries of $16,000.

Provision for Loan and Lease Losses for the Six Months Ended June 30, 2020 and 2019. We recorded provision expense for loan and lease losses of $9.0 million for the six months ended June 30, 2020, compared to a provision credit of $1.1 million for the six months ended June 30, 2019. The provision expense for loan and lease losses for the six months ended June 30, 2020, was comprised of an increase in general reserves of $8.3 million largely due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic, in addition to a net increase of $1.0 million in specific reserves on non-performing loans, largely driven by a new non-accrual loan in our commercial loan portfolio, partially offset by recoveries of $342,000 in our commercial and industrial portfolio. The credit to provision for loan and lease losses for the six months ended June 30, 2019, was comprised of a net increase of $189,000 in specific reserves on non-performing loans and an increase in general reserves of $619,000, which were more than offset by recoveries of $1.9 million.

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

The following table presents the components of our non-interest income by operating segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$7,897	$(159)	$7,738	$—	$9,364	$(110)	$9,254
Service charges on deposits	315	—	—	315	78	—	—	78
Net gain on the sale and call of debt securities	14	—	—	14	112	—	—	112
Swap fees	3,853	—	—	3,853	1,692	—	—	1,692
Commitment and other loan fees	462	—	—	462	256	—	—	256
Other income (1)	585	30	—	615	452	4	131	587
Total non-interest income	$5,229	$7,927	$(159)	$12,997	$2,590	$9,368	$21	$11,979

(1)
Other income largely includes items such as income from bank owned life insurance (“BOLI”), change in fair value on swaps and equity securities, gains on the sale of loans or other real estate owned (“OREO”), and other general operating income.

Non-Interest Income for the Three Months Ended June 30, 2020 and 2019. Our non-interest income was $13.0 million for the three months ended June 30, 2020, an increase of $1.0 million, or 8.5%, from $12.0 million for the same period in 2019. This increase was primarily related to increases in swap fees, partially offset by lower investment management fees, as follows:

Bank Segment:

•
Swap fees increased $2.2 million for the three months ended June 30, 2020, compared to the same period in 2019, due to an increase of customer swap transactions from both new and existing customers. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is strong customer demand for long-term interest rate protection in the current interest rate environment.

Investment Management Segment:

•
Investment management fees decreased $1.5 million for the three months ended June 30, 2020, compared to the same period in 2019, due to lower assets under management and a lower weighted fee rate of 0.35% for the three months ended June 30, 2020, compared to 0.39% for the three months ended June 30, 2019. The lower fee rate was a result of a shift in the asset composition across investment products primarily due to asset class market returns and continued client investment in fixed income strategies due to economic uncertainty. Assets under management were $9.25 billion as of June 30, 2020, a decrease of $231.0 million from June 30, 2019, driven by market depreciation of $123.0 million and net outflows of $108.0 million.

The following table presents the components of our non-interest income by operating segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$15,662	$(286)	$15,376	$—	$18,896	$(218)	$18,678
Service charges on deposits	528	—	—	528	214	—	—	214
Net gain on the sale and call of debt securities	71	—	—	71	140	—	—	140
Swap fees	8,226	—	—	8,226	3,495	—	—	3,495
Commitment and other loan fees	881	—	—	881	787	—	—	787
Other income (1)	1,231	—	—	1,231	859	25	850	1,734
Total non-interest income	$10,937	$15,662	$(286)	$26,313	$5,495	$18,921	$632	$25,048

(1)	Other income largely includes items such as income from BOLI, change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Six Months Ended June 30, 2020 and 2019. Our non-interest income was $26.3 million for the six months ended June 30, 2020, an increase of $1.3 million, or 5.1%, from $25.0 million for the same period in 2019. This increase was primarily related to increases in swap fees, partially offset by decreases in investment management fees and other income, as follows:

Bank Segment:

•
Swap fees increased $4.7 million for the six months ended June 30, 2020, compared to the same period in 2019, due to an increase of customer swap transactions from both new and existing customers. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is strong customer demand for long-term interest rate protection in the current interest rate environment.

Investment Management Segment:

•
Investment management fees decreased $3.2 million for the six months ended June 30, 2020, compared to the same period in 2019, which was due to lower assets under management and a lower weighted average fee rate of 0.35% for the six months ended June 30, 2020, compared to 0.39% for the six months ended June 30, 2019. The lower fee rate was a result of a shift in the asset composition across investment products primarily due to asset class market returns and continued client investment in fixed income strategies due to economic uncertainty. Assets under management were $9.25 billion as of June 30, 2020, a decrease of $231.0 million from June 30, 2019, driven by market depreciation of $123.0 million, and net outflows of $108.0 million.

Parent and Other:

•
Other income reflected $850,000 of unrealized gains on equity securities for the six months ended June 30, 2019, related to our mutual fund investment in mid-cap value equities. These securities were no longer held in our investment portfolio during the six months ended June 30, 2020.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$11,370	$4,877	$322	$16,569	$11,188	$5,797	$—	$16,985
Premises and equipment expense	1,131	384	—	1,515	1,079	372	—	1,451
Professional fees	755	333	21	1,109	1,110	250	46	1,406
FDIC insurance expense	2,560	—	—	2,560	1,047	—	—	1,047
General insurance expense	209	69	—	278	191	68	—	259
State capital shares tax	366	—	—	366	380	—	—	380
Travel and entertainment expense	250	29	—	279	744	296	—	1,040
Technology and data services	1,711	703	—	2,414	1,442	737	—	2,179
Intangible amortization expense	—	486	—	486	—	502	—	502
Marketing and advertising	311	375	—	686	334	202	—	536
Other operating expenses (1)	1,304	233	297	1,834	1,388	208	204	1,800
Total non-interest expense	$19,967	$7,489	$640	$28,096	$18,903	$8,432	$250	$27,585

Full-time equivalent employees (2)	229	58	—	287	209	67	—	276

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses and other general operating expenses.

(2)	Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended June 30, 2020 and 2019. Our non-interest expense for the three months ended June 30, 2020, increased $511,000, or 1.9%, as compared to the same period in 2019, which included a $1.1 million increase in expenses of the Bank segment and a $943,000 decrease in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
Professional fees for the three months ended June 30, 2020 decreased by $355,000 compared to the same period in 2019. The prior period included higher expenses related to certain routine accounting and regulatory matters.

•	FDIC insurance expense increased $1.5 million due to an increase in the Bank’s assets and increased deposits.

•
Travel and entertainment expense for the three months ended June 30, 2020 decreased by $494,000 compared to the same period in 2019, primarily due to decreased travel and in person meetings as a result of the current COVID-19 quarantine guidelines and travel restrictions.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the three months ended June 30, 2020, decreased by $920,000 compared to the same period in 2019, primarily due to decreases in full-time equivalent employees.

•
Travel and entertainment expense for three months ended June 30, 2020 decreased by $267,000 compared to the same period in 2019, primarily due to decreased travel and in person meetings as a result of the current COVID-19 quarantine guidelines and travel restrictions.

•
Marketing and advertising for the three months ended June 30, 2020 increased by $173,000 compared to the same period in 2019, primarily related to the outsourcing of mutual fund and retail platform marketing efforts in 2020.

Parent and Other:

•
Compensation and employee benefits, professional fees and other operating expenses increased for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to intercompany allocation strategies.

The following table presents the components of our non-interest expense by operating segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$23,761	$9,645	$609	$34,015	$22,986	$10,774	$—	$33,760
Premises and equipment expense	2,123	778	—	2,901	1,707	738	—	2,445
Professional fees	1,644	439	496	2,579	2,044	391	(34)	2,401
FDIC insurance expense	4,730	—	—	4,730	2,468	—	—	2,468
General insurance expense	403	137	—	540	418	135	—	553
State capital shares tax	749	—	—	749	760	—	—	760
Travel and entertainment expense	920	223	—	1,143	1,355	520	—	1,875
Technology and data services	3,319	1,398	—	4,717	2,734	1,430	—	4,164
Intangible amortization expense	—	988	—	988	—	1,004	—	1,004
Marketing and advertising	693	607	—	1,300	791	351	2	1,144
Other operating expenses (1)	2,659	402	517	3,578	2,660	648	375	3,683
Total non-interest expense	$41,001	$14,617	$1,622	$57,240	$37,923	$15,991	$343	$54,257

(1)
Other operating expenses largely include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses and other general operating expenses.

Non-Interest Expense for the Six Months Ended June 30, 2020 and 2019. Our non-interest expense for the six months ended June 30, 2020, increased $3.0 million, or 5.5%, as compared to the same period in 2019, which included a $3.1 million increase in expenses of the Bank segment and a $1.4 million decrease in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•
The Bank’s compensation and employee benefits costs for the six months ended June 30, 2020, increased by $775,000 compared to the same period in 2019, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•	Premises and occupancy costs for the six months ended June 30, 2020, increased by $416,000 compared to the same period in 2019, primarily due to increased rent expense.

•
Professional fees for the six months ended June 30, 2020 decreased by $400,000 compared to the same period in 2019. The prior period included higher expenses related to certain routine accounting and regulatory matters.

•	FDIC insurance expense for the six months ended June 30, 2020 increased $2.3 million compared to the same period in 2019, due to the increase in the Bank’s assets and increased deposits.

•
Technology and data services for the six months ended June 30, 2020, increased $585,000 compared to the same period in 2019, primarily due increased software licensing fees and software depreciation expense as a result of our enhancements in technology.

Investment Management Segment:

•
Chartwell’s compensation and employee benefits costs for the six months ended June 30, 2020, decreased by $1.1 million compared to the same period in 2019, primarily due to decreases in full-time equivalent employees and incentive and stock-based compensation expenses.

•
Marketing and advertising for the six months ended June 30, 2020 increased by $256,000 compared to the same period in 2019, primarily related to the outsourcing of mutual fund and retail platform marketing efforts in 2020

•
Other operating expenses for the six months ended June 30, 2020, decreased by $246,000 compared to the same period in 2019, primarily due to lower mutual fund platform distribution expense and lower organizational dues and subscriptions.

Parent and Other:

•
Compensation and employee benefits, professional fees and other operating expenses increased by $322,000 for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to intercompany allocation strategies.

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

Income Taxes for the Three Months Ended June 30, 2020 and 2019. For the three months ended June 30, 2020, we recognized income tax expense of $2.0 million, or 16.0% of income before tax, as compared to income tax expense of $1.7 million, or 10.5% of income before tax, for the same period in 2019. Our effective tax rate of 16.0% for the three months ended June 30, 2020, increased as compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2020 compared to 2019.

Income Taxes for the Six Months Ended June 30, 2020 and 2019. For the six months ended June 30, 2020, we recognized income tax expense of $5.2 million, or 18.2% of income before tax, as compared to income tax expense of $4.3 million, or 12.8% of income before tax, for the same period in 2019. Our effective tax rate of 18.2% for the six months ended June 30, 2020, increased as compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2020 compared to 2019.

Financial Condition

Our total assets as of June 30, 2020, were $9.13 billion, an increase of $1.36 billion, or 35.3% on an annualized basis, from December 31, 2019, driven primarily by growth in our loan portfolio, investment portfolio and cash and cash equivalents. As of June 30, 2020, our loan portfolio totaled $7.17 billion, an increase of $593.2 million, or 18.1% on an annualized basis, from December 31, 2019. Total investment securities increased $343.0 million, or 147.0% on an annualized basis, to $812.1 million as of June 30, 2020, from December 31, 2019. Cash and cash equivalents increased $321.1 million to $724.9 million as of June 30, 2020, from December 31, 2019. Our Asset and Liability Committee (“ALCO”) is responsible for managing the investment portfolio and liquidity of the Bank, among other responsibilities. Given the current overall interest rate environment, the strength of our loan growth, and in anticipation of clients’ credit needs during the COVID-19 crisis, our ALCO has kept excess liquidity in interest-bearing cash deposits and investments.

As of June 30, 2020, our total deposits were $7.83 billion, an increase of $1.20 billion, or 36.3% annualized, from December 31, 2019. Net borrowings increased $40.6 million to $395.6 million as of June 30, 2020, from December 31, 2019. Our shareholders’ equity increased $11.6 million to $632.8 million as of June 30, 2020, from December 31, 2019, primarily due to net income of $23.3 million and $4.7 million in stock-based compensation, partially offset by a decrease of $7.7 million in accumulated other comprehensive income (loss), preferred stock dividends paid of $3.9 million, the purchase of $2.7 million in treasury stock, and $2.5 million in cancellation of stock options.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of June 30, 2020, 92.8% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$4,063,116	56.6%	$3,695,402	56.2%
Middle-market banking loans:
Commercial and industrial	1,152,880	16.1%	1,085,709	16.5%
Commercial real estate	1,954,774	27.3%	1,796,448	27.3%
Total middle-market banking loans	3,107,654	43.4%	2,882,157	43.8%
Loans and leases held-for-investment	$7,170,770	100.0%	$6,577,559	100.0%

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $593.2 million, or 18.1% on an annualized basis, to $7.17 billion as of June 30, 2020, from December 31, 2019. Our growth for the six months ended June 30, 2020, was comprised of an increase in private banking loans of $367.7 million, an increase in commercial and industrial loans and leases of $67.2 million and an increase in commercial real estate loans of $158.3 million.

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

As of June 30, 2020, $3.98 billion, or 98.0%, of our private banking loans were secured by cash, marketable securities and/or cash value life insurance as compared to $3.60 billion, or 97.4%, as of December 31, 2019. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our private banking business. We believe we have strong competitive advantages in this line of business given our proprietary technology and distribution channels. These loans usually have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities and/or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$3,981,416	$3,599,198
Secured by real estate	56,617	62,782
Other	25,083	33,422
Total private banking loans	$4,063,116	$3,695,402

As of June 30, 2020, there were $3.93 billion of total private banking loans with a floating interest rate and $131.4 million with a fixed interest rate, as compared to $3.53 billion and $169.4 million, respectively, as of December 31, 2019.

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

As of June 30, 2020, there were $895.5 million of total commercial and industrial loans with a floating interest rate and $257.4 million with a fixed interest rate, as compared to $867.7 million and $218.0 million, respectively, as of December 31, 2019.

Commercial Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $211.7 million and $210.7 million of owner-occupied commercial real estate loans as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, there were $1.83 billion of total commercial real estate loans with a floating interest rate and $124.9 million with a fixed interest rate, as compared to $1.69 billion and $111.2 million, respectively, as of December 31, 2019.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	June 30, 2020
(Dollars in thousands)	Due on Demand	One Year or Less	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$3,829,804	$42,900	$85,877	$104,535	$4,063,116
Commercial and industrial	6,583	312,033	614,610	219,654	1,152,880
Commercial real estate	—	330,366	797,662	826,746	1,954,774
Loans and leases held-for-investment	$3,836,387	$685,299	$1,498,149	$1,150,935	$7,170,770

Interest rate sensitivity:
Fixed interest rates	$97,408	$33,754	$220,766	$161,769	$513,697
Floating or adjustable interest rates	3,738,979	651,545	1,277,383	989,166	6,657,073
Loans and leases held-for-investment	$3,836,387	$685,299	$1,498,149	$1,150,935	$7,170,770

Interest Reserve Loans

As of June 30, 2020, loans with interest reserves totaled $321.4 million, which represented 4.5% of loans and leases held-for-investment, as compared to $348.0 million, or 5.3%, as of December 31, 2019. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the project budget and schedule for completion, the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.

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

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019
General reserves	$22,260	$13,937
Specific reserves	1,016	171
Total allowance for loan and lease losses	$23,276	$14,108
Allowance for loan and lease losses to loans and leases	0.32%	0.21%

As of June 30, 2020, we had specific reserves totaling $1.0 million related to impaired loans with an aggregated total outstanding balance of $6.8 million. As of December 31, 2019, we had specific reserves totaling $171,000 related to impaired loans with an aggregated total outstanding balance of $171,000. These loans were on non-accrual status as of June 30, 2020 and December 31, 2019, respectively.

The following table summarizes allowance for loan and lease losses and the percentage of loans and leases by category, as of the dates indicated:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$2,151	56.6%	$1,973	56.2%
Commercial and industrial	7,546	16.1%	5,262	16.5%
Commercial real estate	13,579	27.3%	6,873	27.3%
Total allowance for loan and lease losses	$23,276	100.0%	$14,108	100.0%

Allowance for Loan and Lease Losses as of June 30, 2020 and December 31, 2019. Our allowance for loan and lease losses increased to $23.3 million, or 0.32% of loans, as of June 30, 2020, as compared to $14.1 million, or 0.21% of loans, as of December 31, 2019. Our allowance for loan and lease losses increased due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic as well as the growth in our loan portfolio. Our allowance related to private banking loans increased $178,000 from December 31, 2019 to June 30, 2020, primarily due to an increase in general reserves attributable to growth and qualitative adjustments in the portfolio, partially offset by decreased specific reserves related to a charge-off. Our allowance for loan and lease losses related to commercial and industrial loans increased $2.3 million from December 31, 2019 to June 30, 2020, which was attributable to higher general reserves due to growth and qualitative adjustments in our portfolio. Our allowance for loan and lease losses related to commercial real estate loans increased by $6.7 million from December 31, 2019 to June 30, 2020, due to increased general reserves due to growth and qualitative adjustments in addition to increased specific reserves related to the addition of a non-accrual loan. As previously mentioned, we have elected to delay implementation of CECL, in accordance with relief provided by the CARES Act. See “Recent Accounting Pronouncements and Developments” for more information on our decision to delay implementation of CECL.

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

The following table provides an analysis of the allowance for loan and lease losses, charge-offs, recoveries and provision for loan and lease losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$17,304	$14,712	$14,108	$13,208
Charge-offs:
Private banking	(171)	—	(171)	—
Commercial and industrial	—	—	—	—
Commercial real estate	—	—	—	—
Total charge-offs	(171)	—	(171)	—
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	138	16	341	1,897
Commercial real estate	—	—	—	—
Total recoveries	138	16	341	1,897
Net recoveries	(33)	16	170	1,897
Provision (credit) for loan and lease losses	6,005	(712)	8,998	(1,089)
Ending balance	$23,276	$14,016	$23,276	$14,016

Net loan charge-offs (recoveries) to average total loans, annualized	—%	—%	—%	(0.07)%
Provision (credit) for loan and lease losses to average total loans, annualized	0.34%	(0.05)%	0.26%	(0.04)%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of June 30, 2020 and December 31, 2019, and there was no interest income recognized on loans while on non-accrual status for the six months ended June 30, 2020 and 2019. As of June 30, 2020, non-performing loans were $6.8 million, or 0.09% of total loans, compared to $184,000, or 0.00% of total loans, as of December 31, 2019. We had specific reserves of $1.0 million and $171,000 as of June 30, 2020 and December 31, 2019, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 85.0% and 6.3% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of June 30, 2020 and December 31, 2019, respectively.

For additional information on our non-performing loans as of June 30, 2020 and December 31, 2019, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

In response to the COVID-19 pandemic and its economic impact on our customers, we implemented a short-term loan modification program in compliance with the CARES Act and applicable regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19. Through June 30, 2020, we have granted temporary modifications on approximately 100 loans totaling approximately $444.4 million. Under the applicable guidance, these loan modifications were not considered TDRs.

We had non-performing assets of $9.5 million, or 0.10% of total assets, as of June 30, 2020, as compared to $4.4 million, or 0.06% of total assets, as of December 31, 2019. The increase in non-performing assets was primarily due to the addition of new non-performing loans of $6.8 million, partially offset by a decrease in OREO. As of June 30, 2020 and December 31, 2019, we had OREO properties totaling $2.7 million and $4.3 million, respectively. The decrease in OREO was due to a property that was sold for $1.5 million during the six months ended June 30, 2020.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Non-performing loans:
Private banking	$10	$184
Commercial and industrial	459	—
Commercial real estate	6,311	—
Total non-performing loans	$6,780	$184
Other real estate owned	2,724	4,250
Total non-performing assets	$9,504	$4,434

Non-performing troubled debt restructured loans	$—	$171
Non-performing loans to total loans	0.09%	—%
Allowance for loan and lease losses to non-performing loans	343.30%	7,667.39%
Non-performing assets to total assets	0.10%	0.06%

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

For additional information on the age analysis of past due loans segregated by class of loan for June 30, 2020 and December 31, 2019, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for June 30, 2020 and December 31, 2019, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

As of June 30, 2020 and December 31, 2019, we reported debt securities in available-for-sale and held-to-maturity categories. In general, fair value is based on quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties on a quarterly basis by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale, and trading securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

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

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of June 30, 2020, was approximately 2.4, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our ALCO reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $563.8 million and $248.8 million in debt securities available-for-sale as of June 30, 2020 and December 31, 2019, respectively. The increase of $315.0 million was primarily attributable to purchases of $400.5 million, net of prepayments, calls and maturities of $28.0 million and sales of $56.0 million for certain securities during the six months ended June 30, 2020.

On a fair value basis, 25.6% of our available-for-sale debt securities as of June 30, 2020, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2019, floating-rate securities comprised 45.8% of our available-for-sale debt securities.

On a fair value basis, 55.1% of our available-for-sale debt securities as of June 30, 2020, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2019, agency securities comprised 22.1% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $235.1 million and $196.0 million in debt securities held-to-maturity as of June 30, 2020 and December 31, 2019, respectively. The increase of $39.0 million was primarily attributable to purchases of $287.8 million for certain securities, net of calls and maturities of $248.7 million, during the six months ended June 30, 2020. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of June 30, 2020 and December 31, 2019.

Trading Debt Securities. We held no trading debt securities as of June 30, 2020 and December 31, 2019.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	June 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$234,193	$4,198	$1,706	$236,685
Trust preferred securities	18,158	—	1,513	16,645
Agency collateralized mortgage obligations	23,806	13	59	23,760
Agency mortgage-backed securities	276,776	1,133	464	277,445
Agency debentures	8,428	814	—	9,242
Total debt securities available-for-sale	561,361	6,158	3,742	563,777
Debt securities held-to-maturity:
Corporate bonds	23,676	637	—	24,313
Agency debentures	193,466	1,127	64	194,529
Municipal bonds	13,606	135	—	13,741
Agency mortgage-backed securities	4,335	753	—	5,088
Total debt securities held-to-maturity	235,083	2,652	64	237,671
Total debt securities	$796,444	$8,810	$3,806	$801,448

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	245,077	3,940	235	248,782
Debt securities held-to-maturity:
Corporate bonds	24,678	619	—	25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	196,044	1,646	935	196,755
Total debt securities	$441,121	$5,586	$1,170	$445,537

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

Debt securities available-for-sale of $2.6 million as of June 30, 2020, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $35.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of June 30, 2020, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	June 30, 2020
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$43,907	2.55%	$116,540	2.15%	$76,238	2.08%	$—	—%	$236,685	2.20%
Trust preferred securities	—	—%	—	—%	8,756	3.08%	7,889	2.83%	16,645	2.96%
Agency collateralized mortgage obligations	436	1.56%	—	—%	—	—%	23,324	0.70%	23,760	0.72%
Agency mortgage-backed securities	—	—%	—	—%	19,060	1.10%	258,385	1.71%	277,445	1.67%
Agency debentures	—	—%	—	—%	—	—%	9,242	3.38%	9,242	3.38%
Total debt securities available-for-sale	44,343		116,540		104,054		298,840		563,777
Weighted average yield		2.54%		2.15%		1.99%		1.71%		1.92%
Debt securities held-to-maturity:
Corporate bonds	—	—%	6,840	5.40%	17,473	5.35%	—	—%	24,313	5.36%
Agency debentures	—	—%	55,108	1.43%	130,236	1.97%	9,185	3.47%	194,529	1.88%
Municipal bonds	4,529	1.81%	7,319	2.21%	1,893	2.72%	—	—%	13,741	2.14%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	5,088	3.69%	5,088	3.69%
Total debt securities held-to-maturity	4,529		69,267		149,602		14,273		237,671
Weighted average yield		1.81%		1.89%		2.37%		3.55%		2.28%
Total debt securities	$48,872		$185,807		$253,656		$313,113		$801,448
Weighted average yield		2.47%		2.05%		2.21%		1.78%		2.02%

For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Chartwell’s total assets under management of $9.25 billion decreased $447.0 million, or 4.6%, as of June 30, 2020, from $9.70 billion as of December 31, 2019, primarily due to market depreciation in assets managed in equity investment styles, partially offset by net inflows to assets managed in fixed income investment styles.

The following table shows the changes of our assets under management by investment style for the six months ended June 30, 2020.

	Six Months Ended June 30, 2020
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,932,000	$360,000	$(305,000)	$(594,000)	$3,393,000
Fixed income investment styles	4,816,000	603,000	(292,000)	76,000	5,203,000
Balanced investment styles	953,000	24,000	(258,000)	(61,000)	658,000
Total assets under management	$9,701,000	$987,000	$(855,000)	$(579,000)	$9,254,000

(1)	Inflows consist of new business and contributions to existing accounts.

(2)	Outflows consist of business lost as well as distributions from existing accounts.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and lower all-in cost deposit channels without operating through a traditional branch network. We market liquidity and treasury management products, payment processing products, and other deposit products to high-net-worth individuals, family offices, trust companies, wealth management firms, municipalities, endowments and foundations, broker/dealers, futures commission merchants, investment management firms, property management firms, payroll providers and other financial institutions. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth. With respect to our treasury management business, we utilize hybrid interest-bearing accounts that provide our clients with certainty around the returns for their total cash position while enhancing our ability to obtain their full liquidity relationship and balance their expectations with our cost of funds expectations, rather than the more traditional combination of separate non-interest bearing and interest-bearing accounts.

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $1.12 billion as of June 30, 2020, increasing $47.4 million or 4.4%, from December 31, 2019.

The table below depicts average balances of, and rates paid on our deposit portfolio by major deposit category for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020		2019
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$2,327,513	0.47%	$868,721	2.29%
Money market deposit accounts	3,862,068	0.77%	2,855,795	2.56%
Certificates of deposit	1,389,984	1.69%	1,361,372	2.65%
Total average interest-bearing deposits	7,579,565	0.85%	5,085,888	2.54%
Noninterest-bearing deposits	417,732	—	256,404	—
Total average deposits	$7,997,297	0.80%	$5,342,292	2.41%
(1)Annualized

Average Deposits for the Three Months Ended June 30, 2020 and 2019. For the three months ended June 30, 2020, our average total deposits were $8.00 billion, representing an increase of $2.66 billion, or 49.7%, from the same period in 2019. The deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits decreased 169 basis points to 0.85% for the three months ended June 30, 2020, from 2.54% for the same period in 2019, as average rates paid were lower in all interest-bearing deposit categories, which was primarily driven by the recent decrease to the Federal Reserve’s target federal funds rate, which impacted our variable-rate deposits. Average interest-bearing checking accounts increased to 30.7% of total average interest-bearing deposits for the three months ended June 30, 2020, compared to 17.1% for the same period in 2019. Average money market deposits decreased to 51.0% of total average interest-bearing deposits for the three months ended June 30, 2020, from 56.1% for the same period in 2019. Average certificates of deposit decreased to 18.3% of total average interest-bearing deposits for the three months ended June 30, 2020, compared to 26.8% for the same period in 2019. Average noninterest-bearing deposits increased $161.3 million, or 62.9%, in the three months ended June 30, 2020, from the three months ended June 30, 2019, and the average cost of total deposits decreased 161 basis points to 0.80% for the three months ended June 30, 2020, from 2.41% for the same period in 2019.

The table below depicts average balances of, and rates paid on our deposit portfolio by deposit type for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020		2019
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$1,900,563	0.84%	$830,915	2.31%
Money market deposit accounts	3,705,517	1.20%	2,769,572	2.53%
Certificates of deposit	1,386,510	1.92%	1,331,003	2.61%
Total average interest-bearing deposits	6,992,590	1.24%	4,931,490	2.51%
Noninterest-bearing deposits	383,909	—	259,028	—
Total average deposits	$7,376,499	1.18%	$5,190,518	2.39%
(1) Annualized

Average Deposits for the Six Months Ended June 30, 2020 and 2019. For the six months ended June 30, 2020, our average total deposits were $7.38 billion, representing an increase of $2.19 billion, or 42.1%, from the same period in 2019. The average deposit growth was driven by increases in all deposit categories. Our average cost of interest-bearing deposits decreased 127 basis points to 1.24% for the six months ended June 30, 2020, from 2.51% for the same period in 2019, as average rates paid were lower in all interest-bearing deposit categories, driven by the recent decrease to the Federal Reserve’s target federal funds rate, which impacted our variable-rate deposits. Average interest-bearing checking accounts increased to 27.2% of total average interest-bearing deposits for the six months ended June 30, 2020, compared to 16.8% for the same period in 2019. Average money market deposits decreased to 53.0% of total average interest-bearing deposits for the six months ended June 30, 2020, from 56.2% for the same period in 2019. Average certificates of deposit decreased to 19.8% of total average interest-bearing deposits for the six months ended June 30, 2020, compared to 27.0% for the same period in 2019. Average noninterest-bearing deposits increased 48.2%, in the six months ended June 30, 2020, from the six months ended June 30, 2019, and the average cost of total deposits decreased 121 basis points to 1.18% for the six months ended June 30, 2020, from 2.39% for the same period in 2019.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of June 30, 2020.

(Dollars in thousands)	June 30, 2020
Months to maturity:
Three months or less	$511,129
Over three to six months	156,430
Over six to 12 months	328,838
Over 12 months	108,182
Total	$1,104,579

Reciprocal and Brokered Deposits

As of June 30, 2020, we consider approximately 90% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of June 30, 2020, the Bank had CDARS® and ICS® reciprocal deposits totaling $1.33 billion, which were classified as non-brokered deposits. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances. As of June 30, 2020, brokered deposits were approximately 10% of total deposits. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

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

The following table presents certain information with respect to our outstanding borrowings, as of June 30, 2020 and December 31, 2019.

	June 30, 2020					December 31, 2019
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term
FHLB borrowings	$300,000	0.49%	$480,000	$360,962	12 months	$355,000	1.89%	$605,000	$394,480	12 months
Line of credit borrowings	—	—%	30,000	12,115	12 months	—	—%	4,250	1,234	12 months
Subordinated notes payable	97,500	5.75%	97,500	22,582	10 years	—	—%	35,000	17,356	5 years
Total borrowings outstanding	$397,500	1.78%	$607,500	$395,659		$355,000	1.89%	$644,250	$413,070

During the three months ended June 30, 2020, the Company completed a private placement of subordinated notes payable, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes qualify under federal regulatory rules as Tier 2 capital for the holding company. During the three months ended June 30, 2020, $60.0 million of the net proceeds from the issuance of the subordinated notes was contributed to the Bank, which increased Tier 1 capital, and $30.0 million was used to repay the line of credit at the holding company.

The Company previously entered into cash flow hedge transactions to establish the interest rate paid on $300.0 million of its FHLB borrowings at varying effective rates and maturities. For additional information on the detail of each cash flow hedge transaction, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of June 30, 2020, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of June 30, 2020, our primary liquidity needs at the parent company level were the quarterly dividends on our preferred stock, our semi-annual interest payments on our recently issued subordinated notes payable and our share repurchase program. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the six months ended June 30, 2020, the parent company paid $5.2 million related to our share repurchase and stock cancellation program and $3.9 million related to our preferred stock dividends. During the six months ended June 30, 2019, the parent company paid $1.1 million related to interest payments on our subordinated notes and other borrowings, $744,000 related to our share repurchase program and $1.8 million related to our preferred stock dividend. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of June 30, 2020. In addition, the holding company maintains an unsecured line of credit of $75.0 million with Texas Capital Bank, of which the full amount was available for borrowing as of June 30, 2020.

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

In response to the public health and economic crisis resulting from COVID-19 pandemic, we intentionally increased our liquid assets as a component of our assets and our deposits as a portion of our assets for the express purpose of carrying more on balance sheet liquidity to provide for potential or unforeseen clients’ needs during the pandemic, in particular during the early stages of the government shut-down programs. Our strong liquidity position is due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 85.8% and 85.4% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, we had available liquidity of $1.89 billion, or 20.7% of total assets. These sources consisted of available cash totaling $526.0 million, or 5.8% of total assets, unpledged investment securities totaling $725.8 million, or 7.9% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $636.8 million, or 7.0% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Available cash	$525,979	$167,695
Certain unpledged debt securities	725,772	400,222
Net borrowing capacity	636,812	569,132
Total liquidity	$1,888,563	$1,137,049

For the six months ended June 30, 2020, we generated $37.2 million of cash from operating activities, compared to $26.0 million for the same period in 2019. This change in cash flow was the result of a decrease in net income of $6.0 million for the six months ended June 30, 2020, more than offset by changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $944.6 million for the six months ended June 30, 2020, as compared to a net cash outflow of $497.4 million for the same period in 2019. The outflows for the six months ended June 30, 2020, were primarily due to net loan growth of $593.0 million and purchases of investment securities totaling $688.3 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $332.7 million. The outflows for the six months ended June 30, 2019, included net loan growth of $530.2 million and purchases of investment securities totaling $114.0 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $153.6 million.

Financing activities resulted in a net inflow of $1.23 billion for the six months ended June 30, 2020, compared to a net inflow of $739.7 million for the same period in 2019. The inflows for the six months ended June 30, 2020, were primarily a result of a net increase in deposits of $1.20 billion and net proceeds of $95.5 million from the issuance of subordinated notes payable, partially offset by a net decrease in FHLB borrowings of $55.0 million. The inflows for the six months ended June 30, 2019, included a net increase in deposits of $736.5 million and proceeds from the issuance of preferred stock of $77.7 million, partially offset by a net decrease in FHLB borrowings of $65.0 million.

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

The assessment of capital adequacy depends on a number of factors, including loan composition, asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to our current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity was $632.8 million as of June 30, 2020, compared to $621.3 million as of December 31, 2019. The $11.6 million increase during the six months ended June 30, 2020, was primarily attributable to net income of $23.3 million and $4.7 million in stock-based compensation, partially offset by a decrease of $7.7 million in accumulated other comprehensive income (loss), preferred stock dividends paid of $3.9 million, the purchase of $2.7 million in treasury stock and $2.5 million in cancellation of stock options.

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

Regulatory Capital. As of June 30, 2020 and December 31, 2019, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us. As of June 30, 2020 and December 31, 2019, the capital conservation buffer was 2.5%, in addition to the minimum capital adequacy levels shown in the tables below. Both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	June 30, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$699,015	12.89%	$433,732	8.00%	N/A	N/A
Bank	$677,080	12.52%	$432,764	8.00%	$540,955	10.00%
Tier 1 risk-based capital ratio
Company	$579,146	10.68%	$325,299	6.00%	N/A	N/A
Bank	$652,763	12.07%	$324,573	6.00%	$432,764	8.00%
Common equity tier 1 risk-based capital ratio
Company	$463,067	8.54%	$243,975	4.50%	N/A	N/A
Bank	$652,763	12.07%	$243,430	4.50%	$351,621	6.50%
Tier 1 leverage ratio
Company	$579,146	6.30%	$367,538	4.00%	N/A	N/A
Bank	$652,763	7.11%	$367,000	4.00%	$458,750	5.00%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the six months ended June 30, 2020, that were outside the ordinary course of business.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Unfunded loan commitments and demand line of credit availability, including standby letters of credit, are recorded on our statement of financial condition as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our measure of unfunded loan commitments and demand line of credit availability include unused availability under demand loans for our private banking lines secured by cash, marketable securities and/or cash value life insurance, as well as commitments to fund loans secured by residential properties, commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit and we continuously monitor utilization of our unfunded lines of credit and on both commercial and private banking loans. We believe that we maintain sufficient liquidity or otherwise have the ability to generate the liquidity necessary to fund anticipated draws under unused loan commitments of demand lines of credit.

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

We minimize our exposure to loss under loan commitments and standby letters of credit and unfunded demand lines of credit by subjecting them to credit approval and monitoring procedures. The effect on our revenues, expenses, cash flows and liquidity of the unused portions of these commitments cannot be reasonably predicted because, while the borrower has the ability to draw upon these commitments at any time under certain contractual agreements, these commitments often expire without being drawn. There is no guarantee that the lines of credit will be used.

The following table is a summary of the total notional amount of unused loan commitments and standby letters of credit commitments and unfunded demand lines of credit availability, based on the values of eligible collateral or other terms under the loan agreement, by contractual maturities outstanding as of the date indicated.

	June 30, 2020
(Dollars in thousands)	Due on Demand	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments and demand lines of credit	$4,495,550	$503,218	$408,181	$133,774	$16,708	$5,557,431
Standby letters of credit	1,619	39,945	24,433	7,947	200	74,144
Total off-balance sheet arrangements	$4,497,169	$543,163	$432,614	$141,721	$16,908	$5,631,575

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

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$18,935	12.02%	$45,787	31.65%
+200	$5,211	3.31%	$30,367	20.99%
+100	$(8,712)	(5.53)%	$15,128	10.46%
–100	$7,590	4.82%	$(16,822)	(11.63)%

Economic value of equity:
+300	$(62,248)	(9.66)%	$6,511	1.10%
+200	$(51,280)	(7.96)%	$3,691	0.62%
+100	$(40,960)	(6.36)%	$1,513	0.26%
–100	$(2,593)	(0.40)%	$(10,886)	(1.84)%

We plan to continue to manage an asset sensitive interest rate risk position when it comes to net interest income due to the ongoing need for some duration in the liability portfolio, although the duration of those time deposits is being managed shorter over time. The current exception to this approach is in a 100 basis point shock scenario where we accept the negative impact to NII caused by our recently implemented floors on loans because of the material benefit provided by those floors in the base case - a case of low rates for a long period that we believe will persist. Given the longer-term nature of the EVE analysis and the absolute low level of interest rates, we have migrated to a more liability sensitive interest rate risk position when it comes to economic value of equity due to the aforementioned expectation of low rates for an extended period of time.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	June 30, 2020
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$719,753	$—	$—	$—	$—	$—	$—	$719,753
Federal funds sold	4,833	—	—	—	—	—	—	4,833
Total investment securities	291,905	41,676	90,711	177,618	88,782	107,385	14,063	812,140
Total loans and leases	6,712,527	54,677	61,808	187,094	87,049	57,429	10,186	7,170,770
Other assets	—	—	—	—	—	—	422,345	422,345
Total assets	$7,729,018	$96,353	$152,519	$364,712	$175,831	$164,814	$446,594	$9,129,841

Liabilities:
Transaction deposits	$5,485,313	$90,200	$168,578	$393,291	$75,000	$—	$422,341	$6,634,723
Certificates of deposit	538,522	155,411	389,760	113,055	—	—	—	1,196,748
Borrowings, net	—	—	50,000	100,000	247,500	—	(1,948)	395,552
Other liabilities	—	—	—	—	—	—	269,987	269,987
Total liabilities	6,023,835	245,611	608,338	606,346	322,500	—	690,380	8,497,010

Equity	—	—	—	—	—	—	632,831	632,831
Total liabilities and equity	$6,023,835	$245,611	$608,338	$606,346	$322,500	$—	$1,323,211	$9,129,841

Interest rate sensitivity gap	$1,705,183	$(149,258)	$(455,819)	$(241,634)	$(146,669)	$164,814	$(876,617)
Cumulative interest rate sensitivity gap	$1,705,183	$1,555,925	$1,100,106	$858,472	$711,803	$876,617
Cumulative interest rate sensitive assets to rate sensitive liabilities	128.3%	124.8%	116.0%	111.5%	109.1%	111.2%	107.4%
Cumulative gap to total assets	18.7%	17.0%	12.0%	9.4%	7.8%	9.6%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 116.0% as of June 30, 2020, from 121.4% as of December 31, 2019.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. During the life of these transactions, they have the effect on our gap analysis of moving $300.0 million of borrowings from the less than 90 days re-pricing category to the six months and longer re-pricing categories. Of the $300.0 million, $50.0 million was moved to the six months to one year re-pricing category, $100.0 million to the one year to three year repricing category, and $150.0 million to the three to five years re-pricing category. For additional information on cash flow hedge transactions, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

The Company has elected to delay its adoption of ASU 2016-13, commonly referred to as CECL, as provided by the CARES Act. Upon adoption of ASU 2016-13, the Company anticipates recognizing a one-time cumulative effect adjustment of approximately $1.5 million to $2.0 million, net of tax, through retained earnings as of January 1, 2020, for the changes in allowance for credit losses on loans and leases, unfunded commitments and certain debt securities. We estimate the allowance for credit losses on loans and leases under CECL to range from $30.0 million to $35.0 million on December 31, 2020.  This estimate is based on a number of forward-looking variable assumptions subject to uncertainty including but not limited to economic forecasting, projected volume and composition of loans and leases, and credit quality.

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of June 30, 2020, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to financial markets and institutions, including to the Company.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR, although the AARC has not proposed that SOFR be required. The selection of SOFR as the alternative reference rate currently presents certain market concerns, because it is a risk-free rate, while LIBOR incorporates credit risk, and because the methodology for the proposed term structure for SOFR differs from the LIBOR framework. The federal banking agencies are not requiring SOFR as the replacement rate.

The ARRC has released final recommended fallback contract language for new issuances of LIBOR-indexed bilateral business loans, syndicated loans, floating rate notes, securitizations and adjustable rate mortgage loans, and it continues to develop other LIBOR transition guidance. The International Swaps and Derivatives Association, Inc. (“ISDA”) is also expected to establish a framework for the transition of derivative instruments away from LIBOR. The process for modification of legacy contracts that do not provide for a permanent transition from LIBOR remains a work in progress.

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of 2021. The federal banking agencies have said that an institution’s LIBOR transition plans are an examination priority. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company has already: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; and (3) implemented more robust fallback contract language. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended June 30, 2020, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19, including the declaration of a national emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and stay at home orders. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures, as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. All of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

The economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession (including whether due to a resurgence or a second wave of COVID-19 infections, particularly as the geographic areas in which we operate begin to re-open) as well as a significant decrease in consumer confidence and business generally. The continuation of these conditions, the impacts of the CARES Act, and other federal and state measures, specifically with respect to loan forbearances, had adversely impacted our businesses and results of operations and the business and operations of at least some of our borrowers, customers and business partners and that these impacts may be material. In particular, these events have had, and/or can be expected to continue to have, the following effects, among other things:

•	impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies;

•	impair the value of collateral securing loans;

•	impair the value of our securities portfolio;

•	require an increase in our allowance for loan and lease losses;

•	adversely affect the stability of our deposit base, or otherwise impair our liquidity;

•	reduce our asset management revenues and the demand for our products and services;

•	impair the ability of loan guarantors to honor commitments;

•	negatively impact our regulatory capital ratios;

•	result in increased compliance risk as we become subject to new regulatory and other requirements associated with any new programs in which we participate;

•
negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;

•	increase cyber and payment fraud risk, and other operational risks, given increased online and remote activity; and

•	negatively impact revenue and income.

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers, in particular our middle market business customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will continue to be effective.

The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the national or global economies, nor the pace of the economic recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on middle market businesses, in particular, due to COVID-19 is likely to result in a material adverse effect to our business, financial condition and results of operations in future period.

In addition, to the extent COVID-19 adversely affects our business, financial condition and results of operations, and global economic conditions more generally, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

The intention of the United Kingdom’s FCA to cease support of LIBOR after 2021 could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth. A transition to an alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.

Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and no later than December 31, 2021, we cannot predict whether LIBOR will actually cease to be available after 2021, whether SOFR will become the market benchmark in its place or what impact such a transition may have on our business, results of operations and financial condition.

The selection of SOFR as the alternative reference rate for these products currently presents certain market concerns because SOFR (unlike LIBOR) does not have an inherent term structure. A methodology has been developed to calculate SOFR-based term rates, and the Federal Reserve Bank of New York has said that it will publish such rates daily in the early part of 2020. However, the methodology has not been tested, and the market reaction is not foreseeable. In addition, SOFR may not be a suitable alternative to LIBOR for all of our financial products, and it is uncertain what other rates might be appropriate for that purpose. It is uncertain whether these other indices will remain acceptable alternatives for such products. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark.

We have a significant amount of financial products, including mortgage loans, mortgage-related securities, other debt securities and derivatives, that are tied to LIBOR, and we continue to enter into transactions involving such products that will mature after 2021. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection, and by creating the possibility of disagreements with counterparties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended June 30, 2020:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2020 - April 30, 2020	—	$—	—	$9,908,986
May 1, 2020 - May 31, 2020	—	—	—	9,908,986
June 1, 2020 - June 30, 2020	10,849	14.24	10,000	9,758,275
Total	10,849	$14.24	10,000	$9,758,275

(1)
There were 849 shares of treasury stock acquired in connection with the net settlement of equity awards exercised or vested included in the total number of shares purchased reflected in the table above. These shares were not part of a publicly announced plan or program.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.    Description

4.1
Subordinated Indenture, dated as of May 11, 2020, by and between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of TriState Capital Holdings, Inc., filed on May 11, 2020).

4.2
First Supplemental Indenture, dated as of May 11, 2020, by and between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of TriState Capital Holdings, Inc., filed on May 11, 2020).

4.3
Second Supplemental Indenture, dated as of June 3, 2020, by and between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of TriState Capital Holdings, Inc. filed on June 3, 2020).

4.4	Form of Global Note for TriState Capital Holdings, Inc.’s 5.75% Fixed-to-Floating Subordinated Notes due 2030 (included in Exhibit 4.3).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

By	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Date: August 5, 2020