Form 10-Q
period 2020-09-30
TriState Capital Holdings, Inc.
filed 2020-11-09
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
___________

As of October 31, 2020, there were 29,825,057 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects, our expected sale of securities to Stone Point Capital LLC and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other measures of future financial or business performance, strategies or expectations. These statements are often, but not always, indicated through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “maintain,” “may,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable statements of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and beliefs or assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

•risks associated with COVID-19 and their expected impact and duration, including effects on our operations, our clients, economic conditions and the demand for our products and services;
•the failure or inability to complete our recently announced private placement of securities due to the failure to satisfy any conditions to closing of the transaction or otherwise;
•our ability to prudently manage our growth and execute our strategy; including the successful integration of past and future acquisitions, our ability to fully realize the cost savings and other benefits of our acquisitions, manage risks related to business disruption following those acquisitions, and manage customer disintermediation;
•deterioration of our asset quality;
•our level of non-performing assets and the costs associated with resolving problem loans, including litigation and other costs;
•possible additional loan and lease losses and impairment, changes in the value of collateral securing our loans and leases and the collectability of loans and leases; particularly as a result of the COVID-19 pandemic and the programs implemented by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, including its automatic loan forbearance provisions;
•possible changes in the speed of loan prepayments by customers and loan origination or sales volumes;
•business and economic conditions and trends generally and in the financial services industry, nationally and within our local market areas, including the effects of an increase in unemployment levels, slowdowns in economic growth and changes in demand for products or services or the value of assets under management;
•our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;
•changes in management personnel;
•our ability to recruit and retain key employees;
•volatility and direction of interest rates;
•risks related to the phasing out of LIBOR and changes in the manner of calculating reference rates, as well as the impact of the phase out of LIBOR and introduction of alternative reference rates on the value of loans and other financial instruments we hold that are linked to LIBOR;
•changes in accounting policies, accounting standards, or authoritative accounting guidance, including the current expected credit loss (“CECL”) model, which may increase the level of our allowance for credit losses upon adoption;
•any impairment of our goodwill or other intangible assets;
•our ability to develop and provide competitive products and services that appeal to our customers and target markets;
•our ability to provide investment management performance competitive with our peers and benchmarks;
•fluctuations in the carrying value of the assets under management held by our Chartwell Investment Partners, LLC subsidiary, as well as the relative and absolute investment performance of such subsidiary’s investment products;
•operational risks associated with our business, including technology and cyber-security related risks;

•increased competition in the financial services industry, particularly from regional and national institutions;
•negative perceptions or publicity with respect to any products or services we offer;
•adverse judgments or other resolutions of pending and future legal proceedings, and costs incurred in defending such proceedings;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters, including economic stimulus programs, and potential expenses associated with complying with such laws and regulations;
•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms;
•regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to shareholders;
•changes and direction of government policy toward and intervention in the U.S. financial system;
•natural disasters and adverse weather, acts of terrorism, regional or national civil unrest, cyber-attacks, an outbreak of hostilities, a public health outbreak (such as COVID-19) or other international or domestic calamities, and other matters beyond our control;
•the effects of any reputation, credit, interest rate, market, operational, legal, liquidity, regulatory or compliance risk resulting from developments related to any of the risks discussed above; and
•other factors that are discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K, filed with the SEC, which is accessible at www.sec.gov.

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	September 30, 2020	December 31, 2019
ASSETS

Cash	$356	$357
Interest-earning deposits with other institutions	602,676	395,860
Federal funds sold	5,270	7,638
Cash and cash equivalents	608,302	403,855
Debt securities available-for-sale, at fair value	552,898	248,782
Debt securities held-to-maturity, at cost	254,041	196,044
Federal Home Loan Bank stock	13,284	24,324
Total investment securities	820,223	469,150
Loans and leases held-for-investment	7,654,446	6,577,559
Allowance for loan and lease losses	(30,706)	(14,108)
Loans and leases held-for-investment, net	7,623,740	6,563,451
Accrued interest receivable	18,282	22,326
Investment management fees receivable, net	7,627	7,560
Goodwill	41,660	41,660
Intangible assets, net of accumulated amortization of $11,903 and $10,437, respectively	22,729	24,194
Office properties and equipment, net of accumulated depreciation of $15,597 and $13,976, respectively	11,666	9,569
Operating lease right-of-use asset	21,783	22,589
Bank owned life insurance	71,342	70,044
Prepaid expenses and other assets	246,436	131,412
Total assets	$9,493,790	$7,765,810

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$8,183,713	$6,634,613
Borrowings, net	395,439	355,000
Accrued interest payable on deposits and borrowings	4,312	5,490
Deferred tax liability, net	5,577	6,931
Operating lease liability	23,341	23,644
Other accrued expenses and other liabilities	238,208	118,851
Total liabilities	8,850,590	7,144,529

Shareholders’ Equity:
Preferred stock, no par value;Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 80,500, respectively	77,611	77,611
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 32,108,733 and 31,482,408, respectively; Shares outstanding - 29,828,143 and 29,355,986, respectively	295,937	295,349
Additional paid-in capital	27,523	23,095
Retained earnings	245,162	218,449
Accumulated other comprehensive income (loss), net	(5,470)	1,132
Treasury stock (2,280,590 and 2,126,422 shares, respectively)	(36,031)	(32,823)
Total shareholders’ equity	643,200	621,281
Total liabilities and shareholders’ equity	$9,493,790	$7,765,810

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Interest income:
Loans and leases	$46,256	$61,551	$152,551	$179,392
Investments	3,687	3,993	11,528	12,497
Interest-earning deposits	279	2,188	2,006	5,084
Total interest income	50,222	67,732	166,085	196,973

Interest expense:
Deposits	13,898	34,114	57,095	95,602
Borrowings	2,850	1,302	7,110	7,380
Total interest expense	16,748	35,416	64,205	102,982
Net interest income	33,474	32,316	101,880	93,991
Provision (credit) for loan and lease losses	7,430	(607)	16,428	(1,696)
Net interest income after provision for loan and lease losses	26,044	32,923	85,452	95,687
Non-interest income:
Investment management fees	8,095	8,902	23,471	27,580
Service charges on deposits	235	129	763	343
Net gain on the sale and call of debt securities	3,744	206	3,815	346
Swap fees	3,953	4,171	12,179	7,666
Commitment and other loan fees	381	464	1,262	1,251
Other income	481	371	1,712	2,105
Total non-interest income	16,889	14,243	43,202	39,291
Non-interest expense:
Compensation and employee benefits	18,524	18,707	52,539	52,467
Premises and equipment expense	1,488	1,420	4,389	3,866
Professional fees	1,596	1,305	4,175	3,706
FDIC insurance expense	3,030	994	7,760	3,462
General insurance expense	294	258	834	811
State capital shares tax expense (benefit)	366	(720)	1,115	40
Travel and entertainment expense	592	1,339	1,735	3,214
Technology and data services	2,576	2,082	7,294	6,246
Intangible amortization expense	478	502	1,466	1,506
Marketing and advertising	394	518	1,694	1,661
Other operating expenses	2,089	1,368	5,667	5,051
Total non-interest expense	31,427	27,773	88,668	82,030
Income before tax	11,506	19,393	39,986	52,948
Income tax expense	2,177	3,059	7,362	7,359
Net income	$9,329	$16,334	$32,624	$45,589
Preferred stock dividends	1,962	1,962	5,886	3,791
Net income available to common shareholders	$7,367	$14,372	$26,738	$41,798

Earnings per common share:
Basic	$0.26	$0.52	$0.95	$1.50
Diluted	$0.26	$0.50	$0.93	$1.45
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019

Net income	$9,329	$16,334	$32,624	$45,589

Other comprehensive income (loss):

Unrealized holding gains on debt securities, net of tax expense of $856, $272, $651 and $1,466, respectively	3,088	787	2,041	4,477

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $(904), $(32), $(909) and $(62), respectively	(2,835)	(101)	(2,852)	(198)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $5, $(231), $(2,218) and $(787), respectively	27	(736)	(7,040)	(2,506)

Reclassification adjustment for losses (gains) included in net income on derivatives, net of tax benefit (expense) of $248, $(37), $398 and $(305), respectively	780	(120)	1,249	(972)

Other comprehensive income (loss)	1,060	(170)	(6,602)	801

Total comprehensive income	$10,389	$16,164	$26,022	$46,390

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, June 30, 2019	$116,142	$293,837	$19,182	$191,435	$(360)	$(31,255)	$588,981
Net income	—	—	—	16,334	—	—	16,334
Other comprehensive loss	—	—	—	—	(170)	—	(170)
Issuance of preferred stock (net of offering costs of $78)	(78)	—	—	—	—	—	(78)
Preferred stock dividends	—	—	—	(1,962)	—	—	(1,962)
Exercise of stock options	—	351	(150)	—	—	—	201
Purchase of treasury stock	—	—	—	—	—	(1,247)	(1,247)
Stock-based compensation	—	—	2,448	—	—	—	2,448
Balance, September 30, 2019	$116,064	$294,188	$21,480	$205,807	$(530)	$(32,502)	$604,507

Balance, June 30, 2020	$116,079	$295,820	$25,088	$237,795	$(6,530)	$(35,422)	$632,830
Net income	—	—	—	9,329	—	—	9,329
Other comprehensive income	—	—	—	—	1,060	—	1,060
Preferred stock dividends	—	—	—	(1,962)	—	—	(1,962)
Exercise of stock options	—	117	(43)	—	—	—	74
Purchase of treasury stock	—	—	—	—	—	(609)	(609)
Stock-based compensation	—	—	2,478	—	—	—	2,478
Balance, September 30, 2020	$116,079	$295,937	$27,523	$245,162	$(5,470)	$(36,031)	$643,200

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354
Net income	—	—	—	45,589	—	—	45,589
Other comprehensive income	—	—	—	—	801	—	801
Issuance of preferred stock (net of offering costs of $2,904)	77,596	—	—	—	—	—	77,596
Preferred stock dividends	—	—	—	(3,791)	—	—	(3,791)
Exercise of stock options	—	833	(375)	—	—	—	458
Purchase of treasury stock	—	—	—	—	—	(1,991)	(1,991)
Stock-based compensation	—	—	6,491	—	—	—	6,491
Balance, September 30, 2019	$116,064	$294,188	$21,480	$205,807	$(530)	$(32,502)	$604,507

Balance, December 31, 2019	$116,079	$295,349	$23,095	$218,449	$1,132	$(32,823)	$621,281
Net income	—	—	—	32,624	—	—	32,624
Other comprehensive loss	—	—	—	—	(6,602)	—	(6,602)
Preferred stock dividends	—	—	—	(5,886)	—	—	(5,886)
Exercise of stock options	—	588	(303)	—	—	—	285
Purchase of treasury stock	—	—	—	—	—	(3,343)	(3,343)
Treasury stock reissuance	—	—	—	(25)	—	135	110
Cancellation of stock options	—	—	(2,484)	—	—	—	(2,484)
Stock-based compensation	—	—	7,215	—	—	—	7,215
Balance, September 30, 2020	$116,079	$295,937	$27,523	$245,162	$(5,470)	$(36,031)	$643,200
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$32,624	$45,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	3,087	2,711
Amortization of deferred financing costs	90	84
Provision (credit) for loan and lease losses	16,428	(1,696)
Stock-based compensation expense	7,215	6,491
Net gain on the sale or call of debt securities available-for-sale	(3,762)	(260)
Net gain on the call of debt securities held-to-maturity	(53)	(86)
Income from equity securities	—	(881)
Income from debt securities trading	(239)	—
Purchase of debt securities trading	(20,932)	—
Proceeds from the sale of debt securities trading	21,171	—
Net amortization of premiums and discounts on debt securities	1,555	40
Increase in investment management fees receivable, net	(67)	(154)
Decrease (increase) in accrued interest receivable	4,044	(1,455)
Increase (decrease) in accrued interest payable	(1,178)	501
Bank owned life insurance income	(1,298)	(1,298)
Increase in income taxes payable	2,812	1,997
Decrease in prepaid income taxes	3,163	9,130
Deferred tax provision	724	705
Decrease in accounts payable and other accrued expenses	(1,901)	(9,951)
Cash received for reimbursement of leasehold improvements	2,196	—
Other, net	(1,600)	(2,735)
Net cash provided by operating activities	64,079	48,732
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(467,245)	(59,110)
Purchase of debt securities held-to-maturity	(436,768)	(174,614)
Proceeds from the sale of debt securities available-for-sale	120,400	4,993
Proceeds from the sale of equity securities	—	8,844
Principal repayments and maturities of debt securities available-for-sale	44,322	32,171
Principal repayments and maturities of debt securities held-to-maturity	378,367	183,585
Investment in low income housing and historic tax credits	(8,160)	(12,201)
Investment in small business investment companies	(811)	(1,043)
Net redemption of Federal Home Loan Bank stock	11,040	9,147
Net increase in loans and leases	(1,076,716)	(881,944)
Proceeds from the sale of other real estate owned	1,527	—
Additions to office properties and equipment	(3,719)	(3,843)
Net cash used in investing activities	(1,437,763)	(894,015)
Cash flows from financing activities:
Net increase in deposit accounts	1,549,100	1,044,144
Net decrease in Federal Home Loan Bank advances	(55,000)	(35,000)
Net decrease in line of credit advances	—	(4,250)
Net proceeds from issuance of subordinated notes payable	95,349	—
Net proceeds from issuance of preferred stock	—	77,596
Repayment of subordinated debt	—	(35,000)
Net proceeds from exercise of stock options	285	458
Cancellation of stock options	(2,484)	—
Payment of contingent consideration	—	(2,920)
Purchase of treasury stock, net of reissuance	(3,233)	(1,991)
Dividends paid on preferred stock	(5,886)	(3,791)
Net cash provided by financing activities	1,578,131	1,039,246
Net change in cash and cash equivalents during the period	204,447	193,963
Cash and cash equivalents at beginning of the period	403,855	189,985
Cash and cash equivalents at end of the period	$608,302	$383,948

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest expense	$65,424	$102,397
Income taxes	$663	$(4,473)
Other non-cash activity:
Operating lease right-of-use asset adjustment	$—	$23,088
Loan foreclosures and repossessions	$—	$1,492

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

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, interest-earning deposits with other institutions, federal funds sold and short-term investments that have an original maturity of 90 days or less. Under agreements with certain of its derivative counterparties, the Company is required to maintain minimum cash collateral posting thresholds with such counterparties. The cash subject to these agreements is considered restricted for these purposes.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of September 30, 2020 and December 31, 2019. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

In management’s judgment, the allowance was appropriate to cover probable losses inherent in the loan and lease portfolio as of September 30, 2020 and December 31, 2019. Management’s judgment takes into consideration general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available to it in making such determinations, and that the present allowance for loan and lease losses is adequate, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan and lease losses and may direct the Bank to make additions to the allowance based on their judgments about information available to them at the time of their examination.

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

In management’s opinion, a loan or lease is impaired, based upon current information and events, when it is probable that the loan or lease will not be repaid according to its original contractual terms, including both principal and interest, or if a loan is designated as a TDR. Management performs individual assessments of impaired loans and leases to determine the existence of loss exposure based upon a discounted cash flows method or where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs. During the nine months ended September 30, 2020, certain loan modifications were done in accordance with Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus. Accordingly, these loans and leases were not categorized as TDRs.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. Bad debt expense is recorded to other non-interest expense on the consolidated statements of income and the allowance for uncollectible accounts is recorded to investment management fees receivable, net on the consolidated statements of financial position. Investment management fees receivable are considered delinquent when payment is not received within contractual terms and are charged off against the allowance for uncollectible accounts when management determines that recovery is unlikely and the Company ceases its collection efforts. There was no bad debt expense recorded for the nine months ended September 30, 2020, and 2019 and no allowance for uncollectible accounts as of September 30, 2020 and December 31, 2019.

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

DERIVATIVES AND HEDGING ACTIVITIES
All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income (loss) is recognized in the consolidated statements of income. The Company also has interest rate derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company is required to have minimum collateral posting thresholds with certain of its derivative counterparties which is considered restricted cash.

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

FAIR VALUE MEASUREMENT
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in a principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date, using assumptions market participants would use when pricing such an asset or liability. An orderly transaction assumes exposure to the market for a customary period for marketing activities prior to the measurement date and not a forced liquidation or distressed sale. Fair value measurement and disclosure guidance provides a three-level hierarchy that prioritizes the inputs of valuation techniques used to measure fair value into three broad categories:

•Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs such as quoted prices for similar assets and liabilities in active markets, quoted prices for similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

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

During the nine months ended September 30, 2020, the Company made changes to certain Non-Interest Expense line items appearing on the Unaudited Condensed Consolidated Statement of Income to better align with and provide additional clarity on how management views the business. All prior periods have been adjusted to conform the changes and provide comparability to the new presentation.

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

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$175,369	$1,375	$607	$176,137
Trust preferred securities	18,192	—	466	17,726
Agency collateralized mortgage obligations	22,929	34	9	22,954
Agency mortgage-backed securities	325,374	2,117	667	326,824
Agency debentures	8,436	821	—	9,257
Total debt securities available-for-sale	550,300	4,347	1,749	552,898
Debt securities held-to-maturity:
Corporate bonds	23,674	455	32	24,097
Agency debentures	79,143	1,049	18	80,174
Municipal bonds	7,741	84	—	7,825
Residential mortgage-backed securities	139,161	160	293	139,028
Agency mortgage-backed securities	4,322	830	—	5,152
Total debt securities held-to-maturity	254,041	2,578	343	256,276
Total debt securities	$804,341	$6,925	$2,092	$809,174

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	245,077	3,940	235	248,782
Debt securities held-to-maturity:
Corporate bonds	24,678	619	—	25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	196,044	1,646	935	196,755
Total debt securities	$441,121	$5,586	$1,170	$445,537

Interest income on investment securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Taxable interest income	$3,436	$3,521	$10,437	$11,034
Non-taxable interest income	55	90	192	295
Dividend income	196	382	899	1,168
Total interest income on investment securities	$3,687	$3,993	$11,528	$12,497

As of September 30, 2020, the contractual maturities of the debt securities were:

	September 30, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$31,732	$31,915	$2,142	$2,164
Due from one to five years	71,226	72,002	14,114	14,433
Due from five to ten years	100,560	100,069	86,052	86,322
Due after ten years	346,782	348,912	151,733	153,357
Total debt securities	$550,300	$552,898	$254,041	$256,276

The $348.9 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of September 30, 2020, included $32.7 million, or 9.4%, that are floating-rate securities. The $86.1 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of September 30, 2020, included $14.3 million that have call provisions within the next five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity		Available-for-Sale		Held-to-Maturity
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Proceeds from sales	$64,363	$—	$—	$—	$120,400	$4,993	$—	$—
Proceeds from calls	—	9,435	118,745	63,529	3,580	13,517	366,503	180,824
Total proceeds	$64,363	$9,435	$118,745	$63,529	$123,980	$18,510	$366,503	$180,824

Gross realized gains	$3,740	$134	$4	$72	$3,762	$260	$53	$86
Gross realized losses	—	—	—	—	—	—	—	—
Net realized gains	$3,740	$134	$4	$72	$3,762	$260	$53	$86

Debt securities available-for-sale of $2.4 million as of September 30, 2020, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $28.8 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following tables show the fair value and gross unrealized losses on temporarily impaired debt securities available-for-sale and held-to-maturity, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$29,771	$172	$19,565	$435	$49,336	$607
Trust preferred securities	17,726	466	—	—	17,726	466
Agency collateralized mortgage obligations	—	—	10,279	9	10,279	9
Agency mortgage-backed securities	155,074	667	—	—	155,074	667
Total debt securities available-for-sale	202,571	1,305	29,844	444	232,415	1,749
Debt securities held-to-maturity:
Corporate bonds	5,968	32	—	—	5,968	32
Agency debentures	20,032	18	—	—	20,032	18
Residential mortgage-backed securities	75,405	293	—	—	75,405	293
Agency mortgage-backed securities	—	—	—	—	—	—
Total debt securities held-to-maturity	101,405	343	—	—	101,405	343
Total temporarily impaired debt securities (1)	$303,976	$1,648	$29,844	$444	$333,820	$2,092
(1)The number of investment positions with unrealized losses totaled 29 for available-for-sale securities and 10 for held-to-maturity securities.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$4,942	$58	$19,951	$49	$24,893	$107
Trust preferred securities	—	—	4,417	48	4,417	48
Agency collateralized mortgage obligations	22,117	66	2,544	14	24,661	80
Total debt securities available-for-sale	27,059	124	26,912	111	53,971	235
Debt securities held-to-maturity:
Agency debentures	87,879	935	—	—	87,879	935
Total debt securities held-to-maturity	87,879	935	—	—	87,879	935
Total temporarily impaired debt securities (1)	$114,938	$1,059	$26,912	$111	$141,850	$1,170
(1)The number of investment positions with unrealized losses totaled 86 for available-for-sale securities and 53 for held-to-maturity securities.

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

There were no outstanding debt securities classified as trading as of September 30, 2020 and December 31, 2019.

There was $13.3 million and $24.3 million in FHLB stock outstanding as of September 30, 2020 and December 31, 2019, respectively.
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

Loans and leases held-for-investment were comprised of the following:

	September 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$4,449,714	$1,133,478	$2,062,290	$7,645,482
Deferred loan costs (fees)	9,053	4,810	(4,899)	8,964
Loans and leases held-for-investment, net of deferred fees and costs	4,458,767	1,138,288	2,057,391	7,654,446
Allowance for loan and lease losses	(2,210)	(7,772)	(20,724)	(30,706)
Loans and leases held-for-investment, net	$4,456,557	$1,130,516	$2,036,667	$7,623,740

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$3,688,779	$1,080,767	$1,801,375	$6,570,921
Deferred loan costs (fees)	6,623	4,942	(4,927)	6,638
Loans and leases held-for-investment, net of deferred fees and costs	3,695,402	1,085,709	1,796,448	6,577,559
Allowance for loan and lease losses	(1,973)	(5,262)	(6,873)	(14,108)
Loans and leases held-for-investment, net	$3,693,429	$1,080,447	$1,789,575	$6,563,451

The Company’s customers have unused loan commitments or other line of credit availability based on the value of eligible collateral or other terms and conditions under their loan agreements. Often these commitments or other line of credit availability are not fully utilized and therefore the total amount does not necessarily represent future cash requirements. The amount of unfunded commitments or other line of credit availability, including standby letters of credit, as of September 30, 2020 and December 31, 2019, was $6.25 billion and $4.91 billion, respectively. These unfunded commitments included $5.09 billion and $3.87 billion of commitments that were due on demand with no stated maturity as of September 30, 2020 and December 31, 2019, respectively. The interest rate for each commitment and demand line of credit is established at origination and may be based on the prevailing index rate market conditions at the time of funding. The reserve for losses on unfunded commitments was $1.4 million and $645,000 as of September 30, 2020 and December 31, 2019, respectively, which includes reserves for probable losses on unfunded loan commitments, including standby letters of credit and also risk participations.

The total unfunded commitments above included loans in the process of origination totaling approximately $61.4 million and $20.7 million as of September 30, 2020 and December 31, 2019, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of September 30, 2020 and December 31, 2019, included in the total unfunded commitments above, was $73.1 million and $72.8 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the nine months ended September 30, 2020 and 2019, there were draws on letters of credit totaling $49,000 and $135,000, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements. The potential liability for losses on standby letters of credit was included in the reserve for losses on unfunded commitments.

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

The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 98.2% and 97.4% of total private banking loans as of September 30, 2020 and December 31, 2019, respectively.

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

Loan risk ratings are assigned based upon the creditworthiness of the borrower and the quality of the collateral for loans secured by marketable securities. Loan risk ratings are reviewed on an ongoing basis according to internal policies. Loans within the pass rating are believed to have a lower risk of loss than loans that are risk rated as special mention, substandard or doubtful, which are believed to have an increasing risk of loss. Our internal risk ratings are consistent with regulatory guidance. Management also monitors the loan portfolio through a formal periodic review process. All non-pass rated loans are reviewed monthly and higher risk-rated loans within the pass category are reviewed at least annually.

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

The following tables present the recorded investment in loans by credit quality indicator:

	September 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$4,458,228	$1,121,372	$2,036,007	$7,615,607
Special mention	—	16,458	4,639	21,097
Substandard	539	458	16,745	17,742
Loans and leases held-for-investment	$4,458,767	$1,138,288	$2,057,391	$7,654,446

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Pass	$3,691,866	$1,069,932	$1,780,768	$6,542,566
Special mention	—	15,777	14,284	30,061
Substandard	3,536	—	1,396	4,932
Loans and leases held-for-investment	$3,695,402	$1,085,709	$1,796,448	$6,577,559

Changes in the allowance for loan and lease losses were as follows for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,151	$7,546	$13,579	$23,276
Provision for loan and lease losses	59	226	7,145	7,430
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$2,210	$7,772	$20,724	$30,706

	Three Months Ended September 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,140	$5,911	$5,965	$14,016
Provision (credit) for loan and lease losses	(177)	(672)	242	(607)
Charge-offs	(112)	—	—	(112)
Recoveries	—	77	—	77
Balance, end of period	$1,851	$5,316	$6,207	$13,374

Changes in the allowance for loan and lease losses were as follows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,973	$5,262	$6,873	$14,108
Provision for loan and lease losses	408	2,169	13,851	16,428
Charge-offs	(171)	—	—	(171)
Recoveries	—	341	—	341
Balance, end of period	$2,210	$7,772	$20,724	$30,706

	Nine Months Ended September 30, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,942	$5,764	$5,502	$13,208
Provision (credit) for loan and lease losses	21	(2,422)	705	(1,696)
Charge-offs	(112)	—	—	(112)
Recoveries	—	1,974	—	1,974
Balance, end of period	$1,851	$5,316	$6,207	$13,374

The following tables present the age analysis of past due loans and leases segregated by class:

	September 30, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$—	$—	$—	$—	$4,458,767	$4,458,767
Commercial and industrial	—	—	458	458	1,137,830	1,138,288
Commercial real estate	—	—	6,296	6,296	2,051,095	2,057,391
Loans and leases held-for-investment	$—	$—	$6,754	$6,754	$7,647,692	$7,654,446

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$261	$—	$184	$445	$3,694,957	$3,695,402
Commercial and industrial	—	—	—	—	1,085,709	1,085,709
Commercial real estate	—	—	—	—	1,796,448	1,796,448
Loans and leases held-for-investment	$261	$—	$184	$445	$6,577,114	$6,577,559

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

The following tables present the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	As of and for the Nine Months Ended September 30, 2020
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	458	457	103	458	—
Commercial real estate	6,296	6,317	1,417	6,300	—
Total with a related allowance recorded	6,754	6,774	1,520	6,758	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	458	457	103	458	—
Commercial real estate	6,296	6,317	1,417	6,300	—
Total	$6,754	$6,774	$1,520	$6,758	$—

	As of and for the Twelve Months Ended December 31, 2019
(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$171	$193	$171	$171	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	171	193	171	171	—
Without a related allowance recorded:
Private banking	13	13	—	13	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	13	13	—	13	—
Total:
Private banking	184	206	171	184	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$184	$206	$171	$184	$—

Impaired loans as of September 30, 2020 and December 31, 2019, were $6.8 million and $184,000, respectively. There was no interest income recognized on impaired loans that were also on non-accrual status for the nine months ended September 30, 2020, and the twelve months ended December 31, 2019. As of September 30, 2020 and December 31, 2019, there were no loans 90 days or more past due and still accruing interest income.

Impaired loans are evaluated using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $1.5 million and $171,000 as of September 30, 2020 and December 31, 2019, respectively.

The following tables present the allowance for loan and lease losses and recorded investment in loans by class:

	September 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$—	$103	$1,417	$1,520
Collectively evaluated for impairment	2,210	7,669	19,307	29,186
Total allowance for loan and lease losses	$2,210	$7,772	$20,724	$30,706
Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$458	$6,296	$6,754
Collectively evaluated for impairment	4,458,767	1,137,830	2,051,095	7,647,692
Loans and leases held-for-investment	$4,458,767	$1,138,288	$2,057,391	$7,654,446

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for loan and lease losses:
Individually evaluated for impairment	$171	$—	$—	$171
Collectively evaluated for impairment	1,802	5,262	6,873	13,937
Total allowance for loan and lease losses	$1,973	$5,262	$6,873	$14,108
Loans and leases held-for-investment:
Individually evaluated for impairment	$184	$—	$—	$184
Collectively evaluated for impairment	3,695,218	1,085,709	1,796,448	6,577,375
Loans and leases held-for-investment	$3,695,402	$1,085,709	$1,796,448	$6,577,559

Troubled Debt Restructuring

The aggregate recorded investment of impaired loans with terms modified through a TDR was $0 and $171,000 as of September 30, 2020 and December 31, 2019, respectively, which were also on non-accrual. There were no unused commitments on loans designated as TDRs as of September 30, 2020 and December 31, 2019.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with a payment default during the three and nine months ended September 30, 2020 and 2019.

There were no loans newly designated as TDRs during the three and nine months ended September 30, 2020 and 2019.

Other Real Estate Owned

As of September 30, 2020 and December 31, 2019, the balance of the OREO was $2.7 million and $4.3 million, respectively. During the nine months ended September 30, 2020, a property was sold from OREO for $1.5 million with a net gain of $65,000. There were no residential mortgage loans in the process of foreclosure as of September 30, 2020.

[5] DEPOSITS

As of September 30, 2020 and December 31, 2019, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	September 30, 2020	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$439,878	$356,102
Interest-bearing checking accounts	0.05 to 1.70%	0.44%	1.57%	3,024,007	1,398,264
Money market deposit accounts	0.10 to 3.25%	0.73%	1.84%	3,662,860	3,426,745
Total demand and savings accounts				7,126,745	5,181,111
Certificates of deposit	0.06 to 3.22%	1.10%	2.24%	1,056,968	1,453,502
Total deposits				$8,183,713	$6,634,613
Weighted average rate on interest-bearing accounts		0.67%	1.87%

As of September 30, 2020 and December 31, 2019, the Bank had total brokered deposits of $528.7 million and $766.6 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $1.71 billion and $857.9 million as of September 30, 2020 and December 31, 2019, respectively, and were considered non-brokered.

As of September 30, 2020 and December 31, 2019, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $506.9 million and $551.5 million, respectively. As of September 30, 2020 and December 31, 2019, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $160.4 million and $233.5 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
12 months or less	$946,117	$1,244,838
12 months to 24 months	101,019	168,437
24 months to 36 months	9,832	40,227
Total	$1,056,968	$1,453,502

Interest expense on deposits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest-bearing checking accounts	$3,280	$5,795	$11,213	$15,303
Money market deposit accounts	6,944	18,870	28,975	53,608
Certificates of deposit	3,674	9,449	16,907	26,691
Total interest expense on deposits	$13,898	$34,114	$57,095	$95,602

[6] BORROWINGS

As of September 30, 2020 and December 31, 2019, borrowings were comprised of the following:

	September 30, 2020			December 31, 2019
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit	—%	$—		1.81%	$55,000	5/1/2020
Issued 7/8/2020	0.46%	50,000	10/8/2020	—%	—
Issued 9/1/2020	0.40%	150,000	12/1/2020	—%	—
Issued 9/2/2020	0.40%	50,000	12/2/2020	—%	—
Issued 9/21/2020	0.39%	50,000	12/21/2020	—%	—
Issued 12/12/2019	—%	—		1.85%	100,000	1/13/2020
Issued 12/2/2019	—%	—		1.91%	150,000	3/2/2020
Issued 10/8/2019	—%	—		2.00%	50,000	1/8/2020
Subordinated notes payable (net of debt issuance costs of $1,948 and $0, respectively)	5.75%	95,439	5/15/2030	—%	—
Total borrowings, net		$395,439			$355,000

During the three months ended June 30, 2020, the Company completed a private placement of subordinated notes payable, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes qualify under federal regulatory rules as Tier 2 capital for the holding company.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of September 30, 2020, the Bank’s borrowing capacity is based on the information provided in the June 30, 2020, QCR filing. As of September 30, 2020, the Bank had securities held in safekeeping at the FHLB with a fair value of $2.4 million, combined with pledged loans of $1.28 billion, for a gross borrowing capacity of $914.3 million, of which $300.0 million was outstanding in advances. As of December 31, 2019, there was $355.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of September 30, 2020 and December 31, 2019, there were no outstanding borrowings under these lines of credit and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $2.6 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC, however if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from our customer as part of the existing credit facility of that customer.

The holding company maintains an unsecured line of credit with Texas Capital Bank. As of September 30, 2020 and December 31, 2019, the unsecured line was $75.0 million with no outstanding balance. In October 2020, this line of credit was reduced to $50.0 million.

Interest expense on borrowings was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
FHLB borrowings	$1,392	$1,302	$4,711	$6,222
Line of credit borrowings	—	—	261	68
Subordinated notes payable	1,458	—	2,138	1,090
Total interest expense on borrowings	$2,850	$1,302	$7,110	$7,380

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

During the nine months ended September 30, 2020, the Company paid dividends of $2.0 million on its Series A Preferred Stock and $3.8 million on its Series B Preferred Stock. During the nine months ended September 30, 2019, the Company paid dividends of $2.0 million on its Series A Preferred Stock and $1.8 million on its Series B Preferred Stock.

Under authorization by the Board, the Company is permitted to repurchase its common stock up to prescribed amounts, of which $9.8 million remained available as of September 30, 2020. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company. During the nine months ended September 30, 2020, the Company repurchased 40,000 shares for approximately $670,000, at an average cost of $16.76 per share, which are held as treasury stock. During the nine months ended September 30, 2019, the Company repurchased 90,000 shares for approximately $1.8 million, at an average cost of $20.21 per share, which are held as treasury stock.

In addition to the shares purchased in the market, treasury shares increased 126,148, or approximately $2.7 million, in connection with the net settlement of equity awards exercised or vested during the nine months ended September 30, 2020. The Company also reissued 8,500 shares of treasury stock for approximately $135,000 during the nine months ended September 30, 2020.

Under prior authorization of the Board, stock option cancellation programs were approved to allow for certain outstanding and vested stock option awards to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the nine months ended September 30, 2020, there were 212,447 options canceled for approximately $2.5 million, which was recorded as a reduction to additional paid-in capital.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding	Number of Treasury Shares
Balance, December 31, 2018	40,250	28,878,674	2,014,910
Issuance of preferred stock	80,500	—	—
Issuance of restricted common stock	—	550,453	—
Forfeitures of restricted common stock	—	(74,355)	—
Exercise of stock options	—	40,580	—
Purchase of treasury stock through open market transactions	—	(90,000)	90,000
Increase in treasury stock related to equity awards	—	(8,382)	8,382
Balance, September 30, 2019	120,750	29,296,970	2,113,292

Balance, December 31, 2019	120,750	29,355,986	2,126,422
Issuance of restricted common stock	—	607,323	—
Forfeitures of restricted common stock	—	(11,018)	—
Exercise of stock options	—	33,500	—
Purchase of treasury stock through open market transactions	—	(40,000)	40,000
Increase in treasury stock related to equity awards	—	(126,148)	126,148
Reissuance of treasury stock	—	8,500	(8,500)
Balance, September 30, 2020	120,750	29,828,143	2,284,070

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of September 30, 2020 and December 31, 2019, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$716,731	12.85%	$446,355	8.00%	N/A	N/A
Bank	$692,957	12.46%	$444,791	8.00%	$555,989	10.00%
Tier 1 risk-based capital ratio
Company	$589,176	10.56%	$334,766	6.00%	N/A	N/A
Bank	$660,841	11.89%	$333,593	6.00%	$444,791	8.00%
Common equity tier 1 risk-based capital ratio
Company	$473,097	8.48%	$251,075	4.50%	N/A	N/A
Bank	$660,841	11.89%	$250,195	4.50%	$361,393	6.50%
Tier 1 leverage ratio
Company	$589,176	6.23%	$378,310	4.00%	N/A	N/A
Bank	$660,841	7.00%	$377,750	4.00%	$472,187	5.00%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

[9] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019

Net income available to common shareholders	$7,367	$14,372	$26,738	$41,798
Weighted average common shares outstanding:
Basic	28,286,250	27,863,767	28,230,180	27,861,515
Restricted stock - dilutive	303,138	600,985	313,726	569,260
Stock options - dilutive	85,055	313,919	135,377	328,633
Diluted	28,674,443	28,778,671	28,679,283	28,759,408

Earnings per common share:
Basic	$0.26	$0.52	$0.95	$1.50
Diluted	$0.26	$0.50	$0.93	$1.45

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive shares (1)	791,262	9,000	566,498	13,000
(1)Includes stock options and/or restricted stock not considered for the calculation of diluted EPS as their inclusion would have been anti-dilutive.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of September 30, 2020 and December 31, 2019:

	Asset Derivatives		Liability Derivatives
	as of September 30, 2020		as of September 30, 2020
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$10,239

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	166,153	Other liabilities	166,241

Total	Other assets	$166,153	Other liabilities	$176,480

	Asset Derivatives		Liability Derivatives
	as of December 31, 2019		as of December 31, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$2,184

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	55,241	Other liabilities	55,289

Total	Other assets	$55,241	Other liabilities	$57,473

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of September 30, 2020 and December 31, 2019:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
September 30, 2020	$166,153	$—	$166,153	$—	$—	$166,153

December 31, 2019	$55,241	$—	$55,241	$(850)	$—	$54,391

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
September 30, 2020	$176,480	$—	$176,480	$—	$(176,480)	$—

December 31, 2019	$57,473	$—	$57,473	$(850)	$(55,753)	$870

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2020.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of September 30, 2020, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/ (Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 1/8/2018	$50,000	2.21%	$271	1/8/2021	3
Issued 5/30/2019	50,000	2.05%	926	6/1/2022	20
Issued 5/30/2019	50,000	2.03%	919	6/1/2023	32
Issued 5/30/2019	50,000	2.04%	925	6/1/2024	44
Issued 3/2/2020	50,000	0.98%	387	3/2/2025	53
Issued 3/20/2020	50,000	0.60%	196	3/20/2025	54
Total	$300,000		$3,624
(1)The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)		2020	2019	2020	2019
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(1,028)	$156	$32	$(967)

		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2020	2019	2020	2019
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(1,647)	$1,277	$(9,258)	$(3,293)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and primarily result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2020, the Company had interest rate derivative transactions with an aggregate notional amount of $3.52 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2020	2019	2020	2019
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$14	$(17)	$(51)	$(59)
Equity products	Non-interest income	—	(32)	—	(109)
Total		$14	$(49)	$(51)	$(168)

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

As of September 30, 2020, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $176.5 million, including accrued interest. As of September 30, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $181.2 million which is considered restricted cash. If the Company had breached any of these provisions as of September 30, 2020, it could have been required to settle its obligations under the agreements at their termination value.
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

Financial assets and liabilities are categorized based upon the following characteristics or inputs to the valuation techniques:

•Level 1 – Financial assets and liabilities for which inputs are observable and are obtained from reliable quoted prices for identical assets or liabilities in actively traded markets. This is the most reliable fair value measurement and includes, for example, active exchange-traded equity securities.
•Level 2 – Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded. Level 2 also includes pricing models in which the inputs are corroborated by market data, for example, matrix pricing.
•Level 3 – Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Level 3 inputs include assumptions of a source independent of the reporting entity or the reporting entity’s own assumptions that are supported by little or no market activity or observable inputs.

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived and corroborates the reasonableness of external inputs in the valuation process.

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$176,137	$—	$176,137
Trust preferred securities	—	17,726	—	17,726
Agency collateralized mortgage obligations	—	22,954	—	22,954
Agency mortgage-backed securities	—	326,824	—	326,824
Agency debentures	—	9,257	—	9,257
Interest rate swaps	—	166,153	—	166,153
Total financial assets	—	719,051	—	719,051

Financial liabilities:
Interest rate swaps	—	176,480	—	176,480
Total financial liabilities	$—	$176,480	$—	$176,480

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$175,418	$—	$175,418
Trust preferred securities	—	18,260	—	18,260
Agency collateralized mortgage obligations	—	27,193	—	27,193
Agency mortgage-backed securities	—	18,509	—	18,509
Agency debentures	—	9,402	—	9,402
Interest rate swaps	—	55,241	—	55,241
Total financial assets	—	304,023	—	304,023

Financial liabilities:
Interest rate swaps	—	57,473	—	57,473
Total financial liabilities	$—	$57,473	$—	$57,473

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$5,234	$5,234
Other real estate owned	—	—	2,724	2,724
Total assets	$—	$—	$7,958	$7,958

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$13	$13
Other real estate owned	—	—	4,250	4,250
Total assets	$—	$—	$4,263	$4,263

As of September 30, 2020 and December 31, 2019, the Company recorded $1.5 million and $171,000, respectively, of specific reserves to allowance for loan and lease losses as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$5,234	Collateral	Appraisal value and discount due to salability conditions	34%

Other real estate owned	$2,724	Collateral	Appraisal value and discount due to salability conditions	20%
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow of ongoing operations if the loan is not collateral dependent.

	December 31, 2019
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Multiple/ Discount Rate
Loans measured for impairment, net	$13	Collateral	Appraisal value and discount due to salability conditions	—%

Other real estate owned	$4,250	Collateral	Appraisal value and discount due to salability conditions	17%
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow of ongoing operations if the loan is not collateral dependent.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes of the carrying amounts and estimated fair values of financial instruments:

		September 30, 2020		December 31, 2019
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$608,302	$608,302	$403,855	$403,855
Debt securities available-for-sale	2	552,898	552,898	248,782	248,782
Debt securities held-to-maturity	2	254,041	256,276	196,044	196,755
Federal Home Loan Bank stock	2	13,284	13,284	24,324	24,324
Loans and leases held-for-investment, net	3	7,623,740	7,643,405	6,563,451	6,548,432
Accrued interest receivable	2	18,282	18,282	22,326	22,326
Investment management fees receivable, net	2	7,627	7,627	7,560	7,560
Bank owned life insurance	2	71,342	71,342	70,044	70,044
Other real estate owned	3	2,724	2,724	4,250	4,250
Interest rate swaps	2	166,153	166,153	55,241	55,241

Financial liabilities:
Deposits	2	$8,183,713	$8,208,159	$6,634,613	$6,648,546
Borrowings, net	2	395,439	397,624	355,000	355,003
Interest rate swaps	2	176,480	176,480	57,473	57,473

During the nine months ended September 30, 2020 and 2019, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2020 and December 31, 2019:

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

[12] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$1,692	$(8,222)	$(6,530)	$1,230	$(1,590)	$(360)
Change in unrealized holding gains (losses)	3,088	27	3,115	787	(736)	51
Losses (gains) reclassified from other comprehensive income	(2,835)	780	(2,055)	(101)	(120)	(221)
Net other comprehensive income (loss)	253	807	1,060	686	(856)	(170)
Balance, end of period	$1,945	$(7,415)	$(5,470)	$1,916	$(2,446)	$(530)

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$2,756	$(1,624)	$1,132	$(2,363)	$1,032	$(1,331)
Change in unrealized holding gains (losses)	2,041	(7,040)	(4,999)	4,477	(2,506)	1,971
Losses (gains) reclassified from other comprehensive income	(2,852)	1,249	(1,603)	(198)	(972)	(1,170)
Net other comprehensive income (loss)	(811)	(5,791)	(6,602)	4,279	(3,478)	801
Balance, end of period	$1,945	$(7,415)	$(5,470)	$1,916	$(2,446)	$(530)

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

•The Bank segment provides commercial banking services to middle-market businesses and private banking services to high-net-worth individuals through the Bank subsidiary.

•The Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors through the Chartwell subsidiary. It also supports marketing efforts for Chartwell’s proprietary investment products through the CTSC Securities subsidiary.

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

(Dollars in thousands)	September 30, 2020	December 31, 2019
Assets:
Bank	$9,414,706	$7,686,981
Investment management	81,582	83,295
Parent and other	(2,498)	(4,466)
Total assets	$9,493,790	$7,765,810

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$50,222	$—	$—	$50,222	$67,720	$—	$12	$67,732
Interest expense	15,297	—	1,451	16,748	35,455	—	(39)	35,416
Net interest income (loss)	34,925	—	(1,451)	33,474	32,265	—	51	32,316
Provision (credit) for loan and lease losses	7,430	—	—	7,430	(607)	—	—	(607)
Net interest income (loss) after provision for loan and lease losses	27,495	—	(1,451)	26,044	32,872	—	51	32,923
Non-interest income:
Investment management fees	—	8,293	(198)	8,095	—	9,016	(114)	8,902
Net gain on the sale and call of debt securities	3,744	—	—	3,744	206	—	—	206
Other non-interest income	5,027	23	—	5,050	5,113	(9)	31	5,135
Total non-interest income (loss)	8,771	8,316	(198)	16,889	5,319	9,007	(83)	14,243
Non-interest expense:
Intangible amortization expense	—	478	—	478	—	502	—	502
Other non-interest expense	23,462	6,868	619	30,949	18,949	8,186	136	27,271
Total non-interest expense	23,462	7,346	619	31,427	18,949	8,688	136	27,773
Income (loss) before tax	12,804	970	(2,268)	11,506	19,242	319	(168)	19,393
Income tax expense (benefit)	2,357	251	(431)	2,177	3,142	3	(86)	3,059
Net income (loss)	$10,447	$719	$(1,837)	$9,329	$16,100	$316	$(82)	$16,334

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$166,085	$—	$—	$166,085	$196,862	$—	$111	$196,973
Interest expense	61,844	—	2,361	64,205	101,891	—	1,091	102,982
Net interest income (loss)	104,241	—	(2,361)	101,880	94,971	—	(980)	93,991
Provision (credit) for loan and lease losses	16,428	—	—	16,428	(1,696)	—	—	(1,696)
Net interest income (loss) after provision for loan and lease losses	87,813	—	(2,361)	85,452	96,667	—	(980)	95,687
Non-interest income:
Investment management fees	—	23,955	(484)	23,471	—	27,912	(332)	27,580
Net gain on the sale and call of debt securities	3,815	—	—	3,815	346	—	—	346
Other non-interest income	15,893	23	—	15,916	10,467	17	881	11,365
Total non-interest income (loss)	19,708	23,978	(484)	43,202	10,813	27,929	549	39,291
Non-interest expense:
Intangible amortization expense	—	1,466	—	1,466	—	1,506	—	1,506
Other non-interest expense	64,462	20,498	2,242	87,202	56,872	23,174	478	80,524
Total non-interest expense	64,462	21,964	2,242	88,668	56,872	24,680	478	82,030
Income (loss) before tax	43,059	2,014	(5,087)	39,986	50,608	3,249	(909)	52,948
Income tax expense (benefit)	7,878	381	(897)	7,362	6,825	830	(296)	7,359
Net income (loss)	$35,181	$1,633	$(4,190)	$32,624	$43,783	$2,419	$(613)	$45,589

[15] SUBSEQUENT EVENTS

On October 10, 2020, the Company entered into an Investment Agreement with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. The Company agreed to issue and sell in a private placement to T-VIII PubOpps (i) 2,770,083 shares of common stock for $40.0 million, (ii) 650 shares of Series C Perpetual Non-Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of a future series of non-voting common stock or, in certain cases subject to certain voting ownership restrictions, voting common stock at an exercise price of $17.50 per share. The Series C Preferred Stock will have a liquidation preference of $100,000 per share, will pay a quarterly dividend at an annualized rate of 6.75% and, subject to shareholder approval, will be convertible into 4,727,273 shares of common stock of a future series of non-voting common stock or, in certain cases subject to certain voting ownership restrictions, voting common stock. A total of 8,419,794 shares of common stock referenced above will be issued or convertible and included in the computation of earnings per share as contemplated by the transaction. The Company expects to receive gross proceeds of $105.0 million, and up to an additional $16.1 million if the warrants are exercised in full. The closing of the transaction is conditioned on customary closing conditions, including the Pennsylvania Department of Banking and Securities approving the transaction or confirming that no such approval is required. The Company expects to complete the transaction in the fourth quarter of 2020.

On October 13, 2020, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depositary share, on the Company’s Series B Preferred Stock, each of which is payable on January 4, 2021, to preferred shareholders of record as of the close of business on December 15, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three and nine months ended September 30, 2020. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this quarterly report and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2020.

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

We measure our performance primarily through our net income available to common shareholders, earnings per common share (“EPS”) and total revenue (which is a non-GAAP financial measure). Other salient metrics include the ratio of allowance for loan and lease losses to loans; net interest margin; the efficiency ratio of the Bank segment; return on average assets; return on average common equity; regulatory leverage and risk-based capital ratios, assets under management and EBITDA of the Investment Management segment.

Executive Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market and financial services businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $9.65 billion as of September 30, 2020. CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products that require SEC or Financial Industry Regulatory Authority, Inc. (“FINRA”) licensing.

Recent Business Developments

On October 10, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. The Company agreed to issue and sell in a private placement to T-VIII PubOpps (i) 2,770,083 shares of common stock for $40.0 million, (ii) 650 shares of Series C Perpetual Non-Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) for $65.0 million (iii) warrants to purchase up to 922,438 shares of a future series of non-voting common stock or, in certain cases subject to certain voting ownership restrictions, voting common stock at an exercise price of $17.50 per share. The Series C Preferred Stock will have a liquidation preference of $100,000 per share, will pay a quarterly dividend at an annualized rate of 6.75% and, subject to shareholder approval, will be convertible into 4,727,273 shares of common stock of a future series of non-voting common stock or, in certain cases subject to certain voting ownership restrictions, voting common stock. A total of 8,419,794 shares of common stock referenced above will be issued or convertible and included in the computation of earnings per share as contemplated by the transaction. The Company expects to receive gross proceeds of $105.0 million, and up to an additional $16.1 million if the warrants are exercised in full. The closing of the transaction is conditioned on customary closing conditions, including the Pennsylvania Department of Banking and Securities approving the transaction or confirming that no such approval is required. The Company expects to complete the transaction in the fourth quarter of 2020.

Developments Related to COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic. This public health crisis has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. In responses to the crisis, the Board of Governors of the Federal Reserve (the “Federal Reserve”) cut interest rates to near zero. In addition, in March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic.

At the onset of the pandemic, we pro-actively conducted outreach to all commercial loan customers to understand the potential impact that COVID-19 could have on their business. Through September 2020, we implemented deferral arrangements in accordance with the CARES Act and bank regulatory guidance that represent about 6% of our loan and lease portfolio. Just under half, or $223.8 million of these loans have already started resuming payment which was ahead of our previous forecasts. While this crisis may have substantial impact on many businesses, we have maintained our disciplined approach of focusing on commercial lending opportunities within our four-state Mid-Atlantic region and financial services companies where our team has deep experience and relationships. Additionally, we have worked to keep our commercial loan sizes predominately below our preferred hold level of $10.0 million. The Bank is not a qualified lender or additional lender registered with the Small Business Administration and is not participating in the Paycheck Protection Program, established by the CARES Act. We have also deliberately increased our balance sheet liquidity to provide for potential or unforeseen needs of our clients’ during this public health and economic crisis and increased our allowance for loan and lease losses due to the economic uncertainty surrounding COVID-19.

Performance

For the three months ended September 30, 2020, our net income available to common shareholders was $7.4 million compared to $14.4 million for the same period in 2019, a decrease of $7.0 million, or 48.7%. The decrease was due to the following: An increase in net interest income of $1.2 million, or 3.6%; an increase in non-interest income of $2.6 million, or 18.6%; a decrease of $882,000 in income tax expense; more than offset by higher provision for loan and lease losses of $8.0 million and an increase of $3.7 million, or 13.2%, in non-interest expense.

For the nine months ended September 30, 2020, our net income available to common shareholders was $26.7 million compared to $41.8 million for the same period in 2019, a decrease of $15.1 million, or 36.0%. The decrease was due to the following: An increase in net interest income of $7.9 million, or 8.4%; an increase in non-interest income of $3.9 million, or 10.0%; more than offset by higher provision for loan and lease losses of $18.1 million; an increase of $6.6 million, or 8.1%, in non-interest expense; and an increase in preferred stock dividends of $2.1 million.

Our diluted EPS was $0.26 for the three months ended September 30, 2020, compared to $0.50 for the same period in 2019, and $0.93 for the nine months ended September 30, 2020, compared to $1.45 for the same period in 2019. The decrease in diluted EPS for the nine months ended September 30, 2020, was a result of a decline in our net income available to common shareholders.

For the three months ended September 30, 2020, total revenue increased $266,000, or 0.6%, to $46.6 million from $46.4 million for the same period in 2019. For the nine months ended September 30, 2020, total revenue increased $8.3 million, or 6.3%, to $141.3 million from $132.9 million for the same period in 2019. The increase in total revenue for the nine months ended September 30, 2020, was driven largely by higher net interest income and swap fees for the Bank, both driven by loan growth, partially offset by lower investment management fees.

Our annualized net interest margin was 1.46% and 1.94% for the three months ended September 30, 2020 and 2019, respectively, and 1.60% and 2.02% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in net interest margin for the three months ended September 30, 2020, was driven by a decrease of 174 basis points in the yield on loans, partially offset by a decrease of 157 basis points in the cost of interest-bearing liabilities. The decrease in net interest margin for the nine months ended

September 30, 2020, was driven by a decrease of 149 basis points in the yield on loans, partially offset by a decrease of 135 basis points in the cost of interest-bearing liabilities.

The significant reduction in interest rates by the Federal Reserve in response to the COVID-19 pandemic impacted our interest-earning assets and interest-bearing liabilities. Our loans are predominantly variable rate loans indexed to 1-month LIBOR. At the end of the first quarter 2020, we placed interest rate floors on many of these floating rate loans, particularly for private banking loans. Our deposits are a combination of fixed-rate time deposits and variable rate deposits, many of which are indexed to the Effective Federal Funds Rate and others that are priced at the Bank’s discretion. The majority of the floating rate deposits were repriced in March in line with the Federal Reserve rate reduction. In addition, we intentionally increased our liquid assets for the express purpose of carrying more on balance sheet liquidity in anticipation of clients’ needs during the COVID-19 pandemic. These carrying costs resulted in marginally lower returns based on the interest rate environment.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $8.1 million for the three months ended September 30, 2020, as compared to $8.9 million for the same period in 2019, and $23.5 million for the nine months ended September 30, 2020, as compared to $27.6 million for the same period in 2019. Assets under management were $9.65 billion as of September 30, 2020, an increase of $38.0 million from September 30, 2019, driven by net inflows of $71.0 million, partially offset by market depreciation of $33.0 million.

Another large component of our non-interest income are swap fees at the Bank, which totaled $4.0 million for the three months ended September 30, 2020, as compared to $4.2 million for the same period in 2019, and $12.2 million for the nine months ended September 30, 2020, as compared to $7.7 million for the same period in 2019. The increase in swap fees for the nine months ended September 30, 2020 was due to an increase of customer swap transactions from both new and existing customers.

We recorded a $3.7 million net gain on the sale and call of debt securities during the three months ended September 30, 2020, compared to primarily attributable to the repositioning of a portion of the corporate bond portfolio into government agency securities to take advantage of market appreciation and enhance the overall quality of the investment portfolio. Net gain on the sale and call of debt securities was $206,000 in the prior year quarter.

Our annualized ratio of non-interest expense to average assets was 1.31% and 1.59% for the three months ended September 30, 2020 and 2019, respectively, and 1.33% and 1.69% for the nine months ended September 30, 2020 and 2019, respectively. The Bank’s efficiency ratio was 58.73% and 50.70% for the three months ended September 30, 2020 and 2019, respectively, and 53.66% and 53.94% for the nine months ended September 30, 2020 and 2019, respectively. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 13.9% partially offset by the growth in the Bank’s non-interest expense of 13.3% for the nine months ended September 30, 2020.

Our annualized return on average assets (net income to average total assets) was 0.39% and 0.94% for the three months ended September 30, 2020 and 2019, respectively, and 0.49% and 0.94% for the nine months ended September 30, 2020 and 2019, respectively. Our annualized return on average common equity (net income available to common shareholders to average common equity) was 5.56% and 11.82% for the three months ended September 30, 2020 and 2019, respectively, and 6.90% and 11.97% for the nine months ended September 30, 2020 and 2019, respectively. Both ratios declined due to a reduction in earnings during the three and nine months ended September 30, 2020 compared to the same period in 2019.

Our total assets were $9.49 billion as of September 30, 2020, an increase of $1.73 billion, or 29.7% on an annualized basis, from December 31, 2019, primarily due to an increase in cash and cash equivalents, growth in our loan and lease portfolio and growth in our investment portfolio. Loans and leases held-for-investment grew by $1.08 billion to $7.65 billion as of September 30, 2020, an annualized increase of 21.9%, from December 31, 2019, as a result of growth in our commercial and private banking loan portfolios. Cash and cash equivalents increased $204.4 million, or 67.6% on an annualized basis, to $608.3 million due to the previously mentioned intentional increase in liquid assets. Total investment securities increased $351.1 million, or 100.0% on an annualized basis to $820.2 million as of September 30, 2020, from December 31, 2019. Total deposits increased $1.55 billion, or 31.2% on an annualized basis, to $8.18 billion as of September 30, 2020, from December 31, 2019. We focus only on high quality loan growth and in the absence of this, we increase our assets through cash and cash equivalents as well as adding to our investment portfolio as part of our strategy to build greater on balance sheet liquidity funded through our deposits.

Our ratio of adverse rated credits to total loans declined to 0.51% at September 30, 2020, from 0.53% at December 31, 2019. Our ratio of allowance for loan and lease losses to loans was 0.40% and 0.21% as of September 30, 2020 and December 31, 2019, respectively. We had provision expense for loan and lease losses of $16.4 million for the nine months ended September 30, 2020, primarily due to an increase in general reserves in response to the unprecedented speed of the economic slowdown associated with the COVID-19 pandemic and an increase in specific reserves due to an addition of a non-accrual loan, compared to a credit to provision of $1.7 million for the nine months ended September 30, 2019.

Our book value per common share increased $0.46 to $17.67 as of September 30, 2020, from $17.21 as of December 31, 2019, largely as a result of net income available to common shareholders, partially offset by the issuance of restricted stock during the nine months ended September 30, 2020.

CECL Implementation

The CARES Act provided financial institutions with the option to delay the adoption of Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses, Topic 326: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires companies to replace the incurred loss accounting method for estimating credit losses with the current expected credit losses (“CECL”) method. Relief from implementation of ASU 2016-13 ends on the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. In response to the unprecedented nature of the COVID-19 pandemic and uncertainty regarding its duration and ultimate impact on economic activity, we elected to delay our implementation of the CECL accounting standard. See “Recent Accounting Pronouncements and Developments” for more information on our decision to delay implementation of CECL. We are preparing to implement the CECL accounting standard on December 31, 2020.

Non-GAAP Financial Measures

We report certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “tangible assets,” “tangible assets excluding private banking loans,” “tangible common equity ratio,” “tangible common equity ratio excluding private banking loans,” “total revenue,” “pre-tax, pre-provision net revenue,” “efficiency ratio” and “EBITDA.” These non-GAAP financial measures are supplemental measures that we believe provide management and our investors with a more detailed understanding of our performance, although these measures are not necessarily comparable to similar measures that may be presented by other companies. These disclosures should not be viewed as a substitute for financial measures in accordance with GAAP.

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

“Tangible assets” is defined as total assets reduced by intangible assets, including goodwill. We believe this measure is important to many investors who are interested in changes from period to period in total assets exclusive of changes in intangible assets.

“Tangible assets excluding private banking loans” is defined as total assets reduced by intangible assets, including goodwill, and private banking loans. We believe this measure is important to many investors who are interested in changes from period to period in total assets exclusive of changes in intangible assets and private banking loans.

“Tangible common equity ratio” is defined as (i) common shareholders’ equity reduced by intangible assets, including goodwill, divided by (ii) total assets reduced by intangible assets, including goodwill. We believe this measure is important to many investors who are interested in changes from period to period in the ratio of common shareholders’ equity to total assets exclusive of changes in intangible assets.

“Tangible common equity ratio excluding private banking loans” is defined as (i) common shareholders’ equity reduced by intangible assets, including goodwill, divided by (ii) total assets reduced by intangible assets, including goodwill, and private banking loans. We believe this measure is important to many investors who are interested in changes from period to period in the ratio of common shareholders’ equity to total assets exclusive of changes in intangible assets and private banking loans.

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

Pre-tax, pre-provision net revenue” is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of debt securities and total non-interest expense. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for loan and lease losses and changes in our tax rates and other items that are unrelated to our core business.

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

TRISTATE CAPITAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)

(Dollars in thousands, except per share data)	September 30, 2020	December 31, 2019
Tangible common equity and Tangible book value per common share:
Common shareholders’ equity	$527,121	$505,202
Less: goodwill and intangible assets	64,389	65,854
Tangible common equity (numerator)	$462,732	$439,348
Common shares outstanding (denominator)	29,828,143	29,355,986
Tangible book value per common share	$15.51	$14.97

(Dollars in thousands)	September 30, 2020	December 31, 2019
Tangible common equity ratio excluding private banking channel loans:
Common shareholders' equity	$527,121	$505,202
Less: goodwill and intangible assets	64,389	65,854
Tangible common equity (numerator)	$462,732	$439,348
Total assets	9,493,790	7,765,810
Less: goodwill and intangible assets	64,389	65,854
Tangible assets	$9,429,401	$7,699,956
Tangible common equity ratio	4.91%	5.71%
Less: private banking loans	4,458,767	3,695,402
Tangible assets excluding private banking loans (denominator)	$4,970,634	$4,004,554
Tangible common equity ratio excluding private banking loans	9.31%	10.97%

TRISTATE CAPITAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Total revenue and Pre-tax, pre-provision net revenue:
Net interest income	$33,474	$32,316	$101,880	$93,991
Total non-interest income	16,889	14,243	43,202	39,291
Less: net gain on the sale and call of debt securities	3,744	206	3,815	346
Total revenue	$46,619	$46,353	$141,267	$132,936
Less: total non-interest expense	31,427	27,773	88,668	82,030
Pre-tax, pre-provision net revenue	$15,192	$18,580	$52,599	$50,906

BANK SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Bank total revenue:
Net interest income	$34,925	$32,265	$104,241	$94,971
Total non-interest income	8,771	5,319	19,708	10,813
Less: net gain on the sale and call of debt securities	3,744	206	3,815	346
Bank total revenue	$39,952	$37,378	$120,134	$105,438

Bank efficiency ratio:
Total non-interest expense (numerator)	$23,462	$18,949	$64,462	$56,872
Total revenue (denominator)	$39,952	$37,378	$120,134	$105,438
Bank efficiency ratio	58.73%	50.70%	53.66%	53.94%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Investment Management EBITDA:
Net income	$719	$316	$1,633	$2,419
Interest expense	—	—	—	—
Income tax expense	251	3	381	830
Depreciation expense	103	111	319	355
Intangible amortization expense	478	502	1,466	1,506
EBITDA	$1,551	$932	$3,799	$5,110

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 72.1% and 70.7% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Interest income	$50,222	$67,732	$166,085	$196,973
Fully taxable equivalent adjustment	15	24	51	79
Interest income adjusted	50,237	67,756	166,136	197,052
Less: interest expense	16,748	35,416	64,205	102,982
Net interest income adjusted	$33,489	$32,340	$101,931	$94,070

Yield on earning assets (1) (2)	2.20%	4.06%	2.60%	4.23%
Cost of interest-bearing liabilities (1)	0.81%	2.38%	1.12%	2.47%
Net interest spread (1) (2)	1.39%	1.68%	1.48%	1.76%
Net interest margin (1) (2)	1.46%	1.94%	1.60%	2.02%
(1)Annualized.
(2)Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended September 30, 2020 and 2019. Non-accrual loans are included in the calculation of average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2020 and 2019.

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$866,502	$278	0.13%	$388,274	$2,144	2.19%
Federal funds sold	9,071	2	0.09%	8,424	44	2.07%
Debt securities available-for-sale	561,378	1,804	1.28%	262,665	2,085	3.15%
Debt securities held-to-maturity	262,128	1,701	2.58%	174,331	1,537	3.50%
Equity securities	—	—	—%	4,720	12	1.01%
FHLB stock	13,284	196	5.87%	10,585	382	14.32%
Total loans and leases	7,386,265	46,256	2.49%	5,776,652	61,552	4.23%
Total interest-earning assets	9,098,628	50,237	2.20%	6,625,651	67,756	4.06%
Other assets	420,887			288,216
Total assets	$9,519,515			$6,913,867

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$2,866,303	$3,280	0.46%	$1,116,624	$5,795	2.06%
Money market deposit accounts	3,811,100	6,944	0.72%	3,106,186	18,870	2.41%
Certificates of deposit	1,121,824	3,674	1.30%	1,462,521	9,449	2.56%
Borrowings:
FHLB borrowings	300,000	1,392	1.85%	224,130	1,302	2.30%
Subordinated notes payable, net	95,601	1,458	6.07%	—	—	—%
Total interest-bearing liabilities	8,194,828	16,748	0.81%	5,909,461	35,416	2.38%
Noninterest-bearing deposits	407,079			268,013
Other liabilities	274,480			137,934
Shareholders’ equity	643,128			598,459
Total liabilities and shareholders’ equity	$9,519,515			$6,913,867

Net interest income (1)		$33,489			$32,340
Net interest spread (1)			1.39%			1.68%
Net interest margin (1)			1.46%			1.94%
(1)Calculated on a fully taxable equivalent basis.
(2)Annualized.

Net Interest Income for the Three Months Ended September 30, 2020 and 2019. Net interest income, calculated on a fully taxable equivalent basis, increased $1.1 million, or 3.6%, to $33.5 million for the three months ended September 30, 2020, from $32.3 million for the same period in 2019. The increase in net interest income for the three months ended September 30, 2020, was primarily attributable to a decrease of $18.7 million, or 52.7%, in interest expense, partially offset by a decrease of $17.5 million, or 25.9%, in interest income. Net interest margin decreased to 1.46% for the three months ended September 30, 2020, as compared to 1.94% for the same period in 2019, driven by a lower yield on our loan portfolio, partially offset by a lower cost of funds.

The decrease in interest income on interest-earning assets was primarily the result of a decrease of 174 basis points in yield on our loans, partially offset by an increase in average total loans, which is our primary earning asset, of $1.61 billion, or 27.9%, for the three months ended September 30, 2020, compared to the same period in 2019. The most significant factor driving the yield on our loan portfolio was the impact of the decrease to the Federal Reserve’s target federal funds rate on our floating-rate loans as well as increased on balance sheet liquidity. The change in yield is also attributable to our lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets declined 186 basis points to 2.20% for the three months ended September 30, 2020, as compared to 4.06% for the same period in 2019, primarily due to the lower yield on loans.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 157 basis points in the average rate paid on our interest-bearing liabilities. partially offset by an increase of $2.29 billion, or 38.7%, in average interest-bearing liabilities for the three months ended September 30, 2020, compared to the same period in 2019. The decrease in the average rate paid on our interest-bearing liabilities reflected decreases in rates paid in all deposit categories and FHLB borrowings, which was largely driven by the recent decrease of the Federal Reserve’s target Federal Funds Rate, which impacted our variable-rate liabilities. The change in yield is also a result of our increased on balance sheet liquidity. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.75 billion in average interest-bearing checking accounts and an increase of $704.9 million in average money market deposit accounts, partially offset by a decrease of $340.7 million in average certificates of deposits.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended September 30, 2020, compared to the same period in 2019. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30,
	2020 over 2019
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(3,097)	$1,231	$(1,866)
Federal funds sold	(45)	3	(42)
Debt securities available-for-sale	(1,726)	1,445	(281)
Debt securities held-to-maturity	(476)	640	164
Equity securities	—	(12)	(12)
FHLB stock	(266)	80	(186)
Total loans	(29,595)	14,299	(15,296)
Total decrease in interest income	(35,205)	17,686	(17,519)

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(6,869)	4,354	(2,515)
Money market deposit accounts	(15,474)	3,548	(11,926)
Certificates of deposit	(3,922)	(1,853)	(5,775)
Borrowings:
FHLB borrowings	(295)	385	90
Subordinated notes payable, net	—	1,458	1,458
Total decrease in interest expense	(26,560)	7,892	(18,668)
Total increase (decrease) in net interest income	$(8,645)	$9,794	$1,149
(1)The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the nine months ended September 30, 2020 and 2019. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2020 and 2019.

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$809,978	$1,983	0.33%	$282,828	$4,942	2.34%
Federal funds sold	8,022	23	0.38%	9,412	142	2.02%
Debt securities available-for-sale	391,377	5,874	2.00%	249,490	6,125	3.28%
Debt securities held-to-maturity	252,296	4,805	2.54%	189,083	5,267	3.72%
Debt securities trading	76	1	1.76%	—	—	—%
Equity securities	—	—	—%	8,363	112	1.79%
FHLB stock	15,569	899	7.71%	17,069	1,072	8.40%
Total loans and leases	7,052,457	152,551	2.89%	5,474,522	179,392	4.38%
Total interest-earning assets	8,529,775	166,136	2.60%	6,230,767	197,052	4.23%
Other assets	380,908			266,059
Total assets	$8,910,683			$6,496,826

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$2,224,827	$11,213	0.67%	$927,198	$15,303	2.21%
Money market deposit accounts	3,740,968	28,975	1.03%	2,883,009	53,608	2.49%
Certificates of deposit	1,297,637	16,907	1.74%	1,375,324	26,691	2.59%
Borrowings:
FHLB borrowings	340,493	4,711	1.85%	370,550	6,222	2.24%
Line of credit borrowings	8,047	261	4.33%	1,650	68	5.51%
Subordinated notes payable, net	46,851	2,138	6.10%	23,178	1,090	6.29%
Total interest-bearing liabilities	7,658,823	64,205	1.12%	5,580,909	102,982	2.47%
Noninterest-bearing deposits	391,689			262,056
Other liabilities	226,838			113,331
Shareholders’ equity	633,333			540,530
Total liabilities and shareholders’ equity	$8,910,683			$6,496,826

Net interest income (1)		$101,931			$94,070
Net interest spread (1)			1.48%			1.76%
Net interest margin (1)			1.60%			2.02%
(1)Calculated on a fully taxable equivalent basis.
(2)Annualized.

Net Interest Income for the Nine Months Ended September 30, 2020 and 2019. Net interest income, calculated on a fully taxable equivalent basis, increased $7.9 million, or 8.4%, to $101.9 million for the nine months ended September 30, 2020, from $94.1 million for the same period in 2019. This increase in net interest income for the nine months ended September 30, 2020 was primarily attributable to a decrease of $38.8 million, or 37.7%, in interest expense, partially offset by a decrease of $30.9 million, or 15.7%, in interest income. Net interest margin was 1.60% for the nine months ended September 30, 2020, compared to 2.02% for the same period in 2019, driven by a lower yield on our loan portfolio, partially offset by a lower cost of funds.

The decrease in interest income on interest-earning assets was primarily the result of a decrease of 149 basis points in yield on our loans, partially offset by an increase in average total loans, which is our primary earning assets, of $1.58 billion, or 28.8% for the nine months ended September 30, 2020, compared to the same period in 2019. The most significant factor driving the yield on our loan portfolio was the impact of the decrease to the Federal Reserve’s target federal funds rate on our floating-rate loans as well as increased on balance sheet liquidity. The change in yield is also attributable to our lower-risk, lower-yielding marketable-securities-backed private banking loans and commercial loans. The overall yield on interest-earning assets declined 163 basis points to 2.60% for the nine months ended September 30, 2020, as compared to 4.23% for the same period in 2019, primarily due to the lower loan yields.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 135 basis points in the average rate paid on our interest-bearing liabilities, partially offset by an increase of $2.08 billion, or 37.2%, in average interest-bearing liabilities for the nine months ended September 30, 2020, compared to the same period in 2019. The decrease in average rate paid on our interest-bearing liabilities reflected decreases in rates paid in all deposit and borrowing categories, which was largely driven by the impact of the recent decrease to the Federal Reserve’s target federal funds rate on our variable-rate liabilities. The change in yield is also a result of our increased on balance sheet liquidity. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.30 billion in average interest-bearing checking accounts, an increase of $858.0 million in average money market deposit accounts, partially offset by a decrease of $77.7 million in average certificates of deposit.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the nine months ended September 30, 2020, compared to the same period in 2019. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Nine Months Ended September 30,
	2020 over 2019
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(6,774)	$3,815	$(2,959)
Federal funds sold	(101)	(18)	(119)
Debt securities available-for-sale	(2,950)	2,699	(251)
Debt securities held-to-maturity	(1,951)	1,489	(462)
Debt securities trading	—	1	1
Equity securities	—	(112)	(112)
FHLB stock	(85)	(88)	(173)
Total loans	(70,917)	44,076	(26,841)
Total increase (decrease) in interest income	(82,778)	51,862	(30,916)

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(15,633)	11,543	(4,090)
Money market deposit accounts	(37,553)	12,920	(24,633)
Certificates of deposit	(8,358)	(1,426)	(9,784)
Borrowings:
FHLB borrowings	(1,040)	(471)	(1,511)
Line of credit borrowings	(18)	211	193
Subordinated notes payable, net	(37)	1,085	1,048
Total increase (decrease) in interest expense	(62,639)	23,862	(38,777)
Total increase (decrease) in net interest income	$(20,139)	$28,000	$7,861
(1)The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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

Provision for Loan and Lease Losses for the Three Months Ended September 30, 2020 and 2019. We recorded provision expense for loan and lease losses of $7.4 million for the three months ended September 30, 2020, compared to a credit to provision of $607,000 for the three months ended September 30, 2019. The provision expense for loan and lease losses for the three months ended September 30, 2020, was comprised of a net increase in general reserves of $6.9 million largely due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic and a net increase of $504,000 in specific reserves that was primarily attributable to a non-performing loan in our commercial loan portfolio. The credit to provision for loan and lease losses for the three months ended September 30, 2019, was comprised of a net decrease of $455,000 in specific reserves on non-performing loans in our private banking portfolio, largely driven by a residential mortgage loan that moved to other real estate owned (“OREO”), a decrease of $187,000 in general reserves due to improved credit loss history, increased loan growth and recoveries of $77,000 in our commercial and industrial portfolio partially offset by charge-offs of $112,000 in our private banking portfolio.

Provision for Loan and Lease Losses for the Nine Months Ended September 30, 2020 and 2019. We recorded provision expense for loan and lease losses of $16.4 million for the nine months ended September 30, 2020, compared to a provision credit of $1.7 million for the nine months ended September 30, 2019. The provision expense for loan and lease losses for the nine months ended September 30, 2020, was comprised of an increase in general reserves of $15.3 million largely due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic and a net increase of $1.5 million in specific reserves on non-performing loans, largely driven by a new non-accrual loan in our commercial loan portfolio, partially offset by recoveries of $342,000 in our commercial loan portfolio. The credit to provision for loan and lease losses for the nine months ended September 30, 2019, was comprised of recoveries of $2.0 million in our commercial loan portfolio, a net decrease of $266,000 in specific reserves primarily due to paydowns on these non-performing loans and a residential mortgage loan that moved to OREO, partially offset by a net increase in general reserves of $432,000 and charge-offs of $112,000.

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

The following table presents the components of our non-interest income by operating segment for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$8,293	$(198)	$8,095	$—	$9,016	$(114)	$8,902
Service charges on deposits	235	—	—	235	129	—	—	129
Net gain on the sale and call of debt securities	3,744	—	—	3,744	206	—	—	206
Swap fees	3,953	—	—	3,953	4,171	—	—	4,171
Commitment and other loan fees	381	—	—	381	464	—	—	464
Other income (1)	458	23	—	481	349	(9)	31	371
Total non-interest income	$8,771	$8,316	$(198)	$16,889	$5,319	$9,007	$(83)	$14,243
(1)Other income largely includes items such as income from bank owned life insurance (“BOLI”), change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Three Months Ended September 30, 2020 and 2019. Our non-interest income was $16.9 million for the three months ended September 30, 2020, an increase of $2.6 million, or 18.6%, from $14.2 million for the same period in 2019. This increase was primarily related to an increase in the net gain on the sale and call of debt securities, partially offset by lower investment management fees, as follows:

Bank Segment:

•Net gain on the sale and call of debt securities increased for the three months ended September 30, 2020 compared to the same period in 2019, due to the repositioning of a portion of the corporate bond portfolio into government agency securities to take advantage of market appreciation and enhance the overall credit quality of the investment portfolio.

Investment Management Segment:

•Investment management fees decreased $723,000 for the three months ended September 30, 2020, compared to the same period in 2019, due to a lower weighted fee rate of 0.35% for the three months ended September 30, 2020, compared to

0.38% for the three months ended September 30, 2019. The lower fee rate was a result of a shift in the asset composition across investment products primarily due to asset class market returns and continued client investment in fixed income strategies due to economic uncertainty. Assets under management were $9.65 billion as of September 30, 2020, an increase of $38.0 million from September 30, 2019, driven by net inflows of $71.0 million, partially offset by market depreciation of $33.0 million.

The following table presents the components of our non-interest income by operating segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$23,955	$(484)	$23,471	$—	$27,912	$(332)	$27,580
Service charges on deposits	763	—	—	763	343	—	—	343
Net gain on the sale and call of debt securities	3,815	—	—	3,815	346	—	—	346
Swap fees	12,179	—	—	12,179	7,666	—	—	7,666
Commitment and other loan fees	1,262	—	—	1,262	1,251	—	—	1,251
Other income (1)	1,689	23	—	1,712	1,207	17	881	2,105
Total non-interest income	$19,708	$23,978	$(484)	$43,202	$10,813	$27,929	$549	$39,291
(1)Other income largely includes items such as income from BOLI, change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Nine Months Ended September 30, 2020 and 2019. Our non-interest income was $43.2 million for the nine months ended September 30, 2020, an increase of $3.9 million, or 10.0%, from $39.3 million for the same period in 2019. This increase was primarily related to increases in the net gain on the sale and call of debt securities and swap fees, partially offset by decreases in investment management fees and other income, as follows:

Bank Segment:

•Net gain on the sale and call of debt securities increased for the nine months ended September 30, 2020 compared to the same period in 2019, due to the repositioning of a portion of the corporate bond portfolio into government agency securities to take advantage of market appreciation and enhance the overall credit quality of the investment portfolio.

•Swap fees increased $4.5 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to an increase in customer swap transactions from both new and existing customers. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is customer demand for long-term interest rate protection in the current interest rate environment.

Investment Management Segment:

•Investment management fees decreased $4.0 million for the nine months ended September 30, 2020, compared to the same period in 2019, due to a lower weighted average fee rate of 0.35% for the nine months ended September 30, 2020, compared to 0.38% for the nine months ended September 30, 2019. The lower fee rate was a result of a shift in the asset composition across investment products primarily due to asset class market returns and continued client investment in fixed income strategies due to economic uncertainty. Assets under management were $9.65 billion as of September 30, 2020, an increase of $38.0 million from September 30, 2019, driven by net inflows of $71.0 million, partially offset by market depreciation of $33.0 million.

Parent and Other:

•Other income for the nine months ended September 30, 2019 reflected $881,000 of unrealized gains on equity securities related to our mutual fund investment in mid-cap value equities. These securities were no longer held in our investment portfolio during the nine months ended September 30, 2020.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$13,246	$5,014	$264	$18,524	$12,805	$5,902	$—	$18,707
Premises and equipment expense	1,095	393	—	1,488	981	439	—	1,420
Professional fees	1,367	160	69	1,596	1,237	141	(73)	1,305
FDIC insurance expense	3,030	—	—	3,030	994	—	—	994
General insurance expense	225	69	—	294	190	68	—	258
State capital shares tax	366	—	—	366	(720)	—	—	(720)
Travel and entertainment expense	524	30	38	592	1,053	286	—	1,339
Technology and data services	1,847	729	—	2,576	1,323	759	—	2,082
Intangible amortization expense	—	478	—	478	—	502	—	502
Marketing and advertising	84	310	—	394	324	194	—	518
Other operating expenses (1)	1,678	163	248	2,089	762	397	209	1,368
Total non-interest expense	$23,462	$7,346	$619	$31,427	$18,949	$8,688	$136	$27,773

Full-time equivalent employees (2)	243	55	—	298	219	57	—	276

(1)Other operating expenses include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses, provision for unfunded commitments and other general operating expenses.
(2)Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended September 30, 2020 and 2019. Our non-interest expense for the three months ended September 30, 2020, increased $3.7 million, or 13.2%, as compared to the same period in 2019, which included a $4.5 million increase in expenses of the Bank segment and a $1.3 million decrease in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•Federal Deposit Insurance Corporation (“FDIC”) insurance expense increased $2.0 million for the three months ended September 30, 2020 compared to the same period in 2019 due to a credit that was received in the prior year.

•State capital shares tax increased $1.1 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to a favorable ruling that the Company received in prior year that resulted in a tax benefit.

•Travel and entertainment expense for the three months ended September 30, 2020 decreased by $529,000 compared to the same period in 2019, primarily due to decreased travel and in person meetings as a result of the current COVID-19 pandemic.

•Other operating expenses increased $916,000 for the three months ended September 30, 2020 compared to the same period in 2019 primarily driven by an increase in provision for unfunded commitments.

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the three months ended September 30, 2020, decreased by $888,000 compared to the same period in 2019, primarily due to decreases in full-time equivalent employees and incentive and stock-based compensation expenses.

•Travel and entertainment expense for three months ended September 30, 2020 decreased by $256,000 compared to the same period in 2019, primarily due to decreased travel and in person meetings as a result of the current COVID-19 pandemic.

•Marketing and advertising for the three months ended September 30, 2020 increased by $116,000 compared to the same period in 2019, primarily related to the outsourcing of mutual fund and retail platform marketing efforts in 2020.

Parent and Other:

•Compensation and employee benefits, professional fees and other operating expenses increased for the three months ended September 30, 2020, compared to the same period in 2019. Intercompany allocations vary based on individual segment business activities as well as where management spends their time and efforts.

The following table presents the components of our non-interest expense by operating segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$37,007	$14,659	$873	$52,539	$35,791	$16,676	$—	$52,467
Premises and equipment expense	3,219	1,170	—	4,389	2,688	1,178	—	3,866
Professional fees	3,012	599	564	4,175	3,281	533	(108)	3,706
FDIC insurance expense	7,760	—	—	7,760	3,462	—	—	3,462
General insurance expense	627	207	—	834	608	203	—	811
State capital shares tax	1,115	—	—	1,115	40	—	—	40
Travel and entertainment expense	1,443	253	39	1,735	2,408	806	—	3,214
Technology and data services	5,166	2,128	—	7,294	4,057	2,189	—	6,246
Intangible amortization expense	—	1,466	—	1,466	—	1,506	—	1,506
Marketing and advertising	777	917	—	1,694	1,115	544	2	1,661
Other operating expenses (1)	4,336	565	766	5,667	3,422	1,045	584	5,051
Total non-interest expense	$64,462	$21,964	$2,242	$88,668	$56,872	$24,680	$478	$82,030

(1)Other operating expenses include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses, provision for unfunded commitments and other general operating expenses.

Non-Interest Expense for the Nine Months Ended September 30, 2020 and 2019. Our non-interest expense for the nine months ended September 30, 2020, increased $6.6 million, or 8.1%, as compared to the same period in 2019, which included a $7.6 million increase in expenses of the Bank segment and a $2.7 million decrease in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•The Bank’s compensation and employee benefits costs for the nine months ended September 30, 2020, increased by $1.2 million compared to the same period in 2019, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses.

•FDIC insurance expense for the nine months ended September 30, 2020 increased $4.3 million compared to the same period in 2019, due to a credit that was received in the prior year.

•State capital shares tax increased $1.1 million for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to a favorable ruling that the Company received in prior year that resulted in a tax benefit.

•Technology and data services for the nine months ended September 30, 2020, increased $1.1 million compared to the same period in 2019, primarily due increased software licensing fees and software depreciation expense as a result of our enhancements in technology.

•Other operating expenses increased $914,000 for the nine months ended September 30, 2020 compared to the same period in 2019 primarily driven by an increase in provision for unfunded commitments.

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the nine months ended September 30, 2020, decreased by $2.0 million compared to the same period in 2019, primarily due to decreases in full-time equivalent employees and incentive and stock-based compensation expenses.

•Marketing and advertising for the nine months ended September 30, 2020 increased by $373,000 compared to the same period in 2019, primarily related to the outsourcing of mutual fund and retail platform marketing efforts in 2020.

•Other operating expenses for the nine months ended September 30, 2020, decreased by $480,000 compared to the same period in 2019, primarily due to lower mutual fund platform distribution expense and lower organizational dues and subscriptions.

Parent and Other:

•Compensation and employee benefits, professional fees, travel and entertainment expenses and other operating expenses increased for the nine months ended September 30, 2020, compared to the same period in 2019. Intercompany allocations vary based on individual segment business activities as well as where management spends their time and efforts.

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

Income Taxes for the Three Months Ended September 30, 2020 and 2019. For the three months ended September 30, 2020, we recognized income tax expense of $2.2 million, or 18.9% of income before tax, as compared to income tax expense of $3.1 million, or 15.8% of income before tax, for the same period in 2019. Our effective tax rate of 18.9% for the three months ended September 30, 2020, increased compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2020 compared to 2019.

Income Taxes for the Nine Months Ended September 30, 2020 and 2019. For the nine months ended September 30, 2020, we recognized income tax expense of $7.4 million, or 18.4% of income before tax, as compared to income tax expense of $7.4 million, or 13.9% of income before tax, for the same period in 2019. Our effective tax rate of 18.4% for the nine months ended September 30, 2020, increased compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2020 compared to 2019.

Financial Condition

Our total assets as of September 30, 2020, were $9.49 billion, an increase of $1.73 billion, or 29.7% on an annualized basis, from December 31, 2019, driven primarily by growth in our loan portfolio, investment portfolio and cash and cash equivalents. As of September 30, 2020, our loan portfolio totaled $7.65 billion, an increase of $1.08 billion, or 21.9% on an annualized basis, from December 31, 2019. Total investment securities increased $351.1 million, or 100.0% on an annualized basis, to $820.2 million as of September 30, 2020, from December 31, 2019. Cash and cash equivalents increased $204.4 million to $608.3 million as of September 30, 2020, from December 31, 2019. Our Asset and Liability Committee (“ALCO”) is responsible for managing the investment portfolio and liquidity of the Bank, among other responsibilities. Given the current overall interest rate environment, the strength of our loan growth, and in anticipation of clients’ credit needs during the COVID-19 crisis, our ALCO has kept excess liquidity in interest-bearing cash deposits and investments.

As of September 30, 2020, our total deposits were $8.18 billion, an increase of $1.55 billion, or 31.2% annualized, from December 31, 2019. We focus only on high quality loan growth and in the absence of this, we increase our assets through cash and cash equivalents as well as adding to our investment portfolio as part of our strategy to build greater on balance sheet liquidity funded through our deposits. Net borrowings increased $40.4 million to $395.4 million as of September 30, 2020, from December 31, 2019. Our shareholders’ equity increased $21.9 million to $643.2 million as of September 30, 2020, from December 31, 2019, primarily due to net income of $32.6 million and $7.2 million in stock-based compensation, partially offset by a decrease of $6.6 million in accumulated other comprehensive income (loss), preferred stock dividends paid of $5.9 million, the purchase of $3.3 million in treasury stock, and $2.5 million in cancellation of stock options.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of September 30, 2020, 93.4% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$4,458,767	58.3%	$3,695,402	56.2%
Middle-market banking loans:
Commercial and industrial	1,138,288	14.9%	1,085,709	16.5%
Commercial real estate	2,057,391	26.8%	1,796,448	27.3%
Total middle-market banking loans	3,195,679	41.7%	2,882,157	43.8%
Loans and leases held-for-investment	$7,654,446	100.0%	$6,577,559	100.0%

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $1.08 billion, or 21.9% on an annualized basis, to $7.65 billion as of September 30, 2020, from December 31, 2019. Our growth for the nine months ended September 30, 2020, was comprised of an increase in private banking loans of $763.4 million, an increase in commercial and industrial loans and leases of $52.6 million and an increase in commercial real estate loans of $260.9 million.

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

As of September 30, 2020, $4.38 billion, or 98.2%, of our private banking loans were secured by cash, marketable securities and/or cash value life insurance as compared to $3.60 billion, or 97.4%, as of December 31, 2019. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our private banking business. We believe we have strong competitive advantages in this line of business given our proprietary technology and distribution channels. These loans usually have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities and/or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$4,379,691	$3,599,198
Secured by real estate	49,964	62,782
Other	29,112	33,422
Total private banking loans	$4,458,767	$3,695,402

As of September 30, 2020, there were $4.35 billion of total private banking loans with a floating interest rate and $103.9 million with a fixed interest rate, compared to $3.53 billion and $169.4 million, respectively, as of December 31, 2019.

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

As of September 30, 2020, there were $864.5 million of total commercial and industrial loans with a floating interest rate and $273.8 million with a fixed interest rate, compared to $867.7 million and $218.0 million, respectively, as of December 31, 2019.

Commercial Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $219.8 million and $210.7 million of owner-occupied commercial real estate loans as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, there were $1.93 billion of total commercial real estate loans with a floating interest rate and $126.2 million with a fixed interest rate, as compared to $1.69 billion and $111.2 million, respectively, as of December 31, 2019.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	September 30, 2020
(Dollars in thousands)	Due on Demand	One Year or Less	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$4,215,454	$56,530	$83,177	$103,606	$4,458,767
Commercial and industrial	6,282	313,702	651,844	166,460	1,138,288
Commercial real estate	—	375,805	798,556	883,030	2,057,391
Loans and leases held-for-investment	$4,221,736	$746,037	$1,533,577	$1,153,096	$7,654,446

Interest rate sensitivity:
Fixed interest rates	$76,019	$33,260	$226,591	$168,071	$503,941
Floating or adjustable interest rates	4,145,717	712,777	1,306,986	985,025	7,150,505
Loans and leases held-for-investment	$4,221,736	$746,037	$1,533,577	$1,153,096	$7,654,446

Interest Reserve Loans

As of September 30, 2020, loans with interest reserves totaled $327.8 million, which represented 4.3% of loans and leases held-for-investment, compared to $348.0 million, or 5.3%, as of December 31, 2019. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the project budget and schedule for completion, the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.

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

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019
General reserves	$29,186	$13,937
Specific reserves	1,520	171
Total allowance for loan and lease losses	$30,706	$14,108
Allowance for loan and lease losses to loans and leases	0.40%	0.21%

As of September 30, 2020, we had specific reserves totaling $1.5 million related to impaired loans with an aggregated total outstanding balance of $6.8 million. As of December 31, 2019, we had specific reserves totaling $171,000 related to impaired loans with an aggregated total outstanding balance of $171,000. These loans were on non-accrual status as of September 30, 2020 and December 31, 2019, respectively.

The following table summarizes allowance for loan and lease losses and the percentage of loans and leases by category, as of the dates indicated:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$2,210	58.3%	$1,973	56.2%
Commercial and industrial	7,772	14.9%	5,262	16.5%
Commercial real estate	20,724	26.8%	6,873	27.3%
Total allowance for loan and lease losses	$30,706	100.0%	$14,108	100.0%

Allowance for Loan and Lease Losses as of September 30, 2020 and December 31, 2019. Our allowance for loan and lease losses increased to $30.7 million, or 0.40% of loans as of September 30, 2020, compared to $14.1 million, or 0.21% of loans, as of December 31, 2019. Our allowance for loan and lease losses increased to 0.96% of commercial loans (excluding private banking loans primarily collateralized by liquid, marketable securities) as of September 30, 2020, compared to 0.49% of commercial loans as of December 31, 2019. Our allowance for loan and lease losses increased due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic as well as the growth in our loan portfolio. Our allowance related to private banking loans increased $237,000 from December 31, 2019 to September 30, 2020, primarily due to an increase in general reserves attributable to growth and qualitative adjustments in the portfolio, partially offset by decreased specific reserves related to a charge-off. Our allowance for loan and lease losses related to commercial and industrial loans increased $2.5 million from December 31, 2019 to September 30, 2020, which was attributable to higher general reserves due to growth and qualitative adjustments in our portfolio. Our allowance for loan and lease losses related to commercial real estate loans increased by $13.9 million from December 31, 2019 to September 30, 2020, due to increased general reserves due to growth and qualitative adjustments in addition to increased specific reserves related to the addition of a non-accrual loan. As previously mentioned, we have elected to delay implementation of CECL, in accordance with relief provided by the CARES Act. See “Recent Accounting Pronouncements and Developments” for more information on our decision to delay implementation of CECL.

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

The following table provides an analysis of the allowance for loan and lease losses, charge-offs, recoveries and provision for loan and lease losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning balance	$23,276	$14,016	$14,108	$13,208
Charge-offs:
Private banking	—	(112)	(171)	(112)
Commercial and industrial	—	—	—	—
Commercial real estate	—	—	—	—
Total charge-offs	—	(112)	(171)	(112)
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	—	77	341	1,974
Commercial real estate	—	—	—	—
Total recoveries	—	77	341	1,974
Net recoveries (charge-offs)	—	(35)	170	1,862
Provision (credit) for loan and lease losses	7,430	(607)	16,428	(1,696)
Ending balance	$30,706	$13,374	$30,706	$13,374

Net loan charge-offs (recoveries) to average total loans, annualized	—%	—%	—%	(0.05)%
Provision (credit) for loan and lease losses to average total loans, annualized	0.40%	(0.04)%	0.31%	(0.04)%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of September 30, 2020 and December 31, 2019, and there was no interest income recognized on loans while on non-accrual status for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, non-performing loans were $6.8 million, or 0.09% of total loans, compared to $184,000, or 0.00% of total loans, as of December 31, 2019. We had specific reserves of $1.5 million and $171,000 as of September 30, 2020 and December 31, 2019, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 77.3% and 6.3% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of September 30, 2020 and December 31, 2019, respectively.

For additional information on our non-performing loans as of September 30, 2020 and December 31, 2019, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

Once the determination is made that a foreclosure is necessary, the loan is reclassified as “in-substance foreclosure” until a sale date and title to the property is finalized. Once we own the property, it is maintained, marketed, and rented or sold to repay the original loan. Historically, foreclosure trends in our loan portfolio have been low due to the credit quality of the real estate portfolio. Any loans that are modified or extended are reviewed for potential classification as a troubled debt restructuring (“TDR”) loan. For borrowers that are experiencing financial difficulty, we complete a process that outlines the terms of the modification, the reasons for the proposed modification, and documents the current status of the borrower.

In response to the COVID-19 pandemic and its economic impact on our customers, we implemented a short-term loan modification program in compliance with the CARES Act and applicable regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19. Through September 30, 2020, we granted temporary modifications on approximately 115 loans totaling approximately $467.2 million, of which just under half or $223.8 million has already resumed payment as of September 30, 2020. Under the applicable guidance, these loan modifications were not considered TDRs. The vast majority of our loans that are still in deferral status are in our commercial real estate loan portfolio secured by office, retail, hotel properties and multifamily properties, which comprised of over 80% of the deferral population.

We had non-performing assets of $9.5 million, or 0.10% of total assets, as of September 30, 2020, as compared to $4.4 million, or 0.06% of total assets, as of December 31, 2019. The increase in non-performing assets was primarily due to the addition of new non-performing loans of $6.8 million, partially offset by the sale of a property in OREO. As of September 30, 2020 and December 31, 2019, we had OREO properties totaling $2.7 million and $4.3 million, respectively. The decrease in OREO was due to a property that was sold for $1.5 million during the nine months ended September 30, 2020.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Non-performing loans:
Private banking	$—	$184
Commercial and industrial	458	—
Commercial real estate	6,296	—
Total non-performing loans	$6,754	$184
Other real estate owned	2,724	4,250
Total non-performing assets	$9,478	$4,434

Non-performing troubled debt restructured loans	$—	$171
Non-performing loans to total loans	0.09%	—%
Allowance for loan and lease losses to non-performing loans	454.63%	7,667.39%
Non-performing assets to total assets	0.10%	0.06%

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

For additional information on the age analysis of past due loans segregated by class of loan for September 30, 2020 and December 31, 2019, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the recorded investment in loans by credit quality indicator for September 30, 2020 and December 31, 2019, refer to Note 4, Allowance for Loan and Lease Losses, to our unaudited condensed consolidated financial statements.

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

As of September 30, 2020 and December 31, 2019, we reported debt securities in available-for-sale and held-to-maturity categories. In general, fair value is based on quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties on a quarterly basis by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale, and trading securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

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

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of September 30, 2020, was approximately 1.7, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our ALCO reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $552.9 million and $248.8 million in debt securities available-for-sale as of September 30, 2020 and December 31, 2019, respectively. The increase of $304.1 million was primarily attributable to purchases of $467.2 million, net of prepayments, calls and maturities of $44.3 million and sales of $120.4 million for certain securities during the nine months ended September 30, 2020.

On a fair value basis, 26.4% of our available-for-sale debt securities as of September 30, 2020, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2019, floating-rate securities comprised 45.8% of our available-for-sale debt securities.

On a fair value basis, 64.9% of our available-for-sale debt securities as of September 30, 2020, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2019, agency securities comprised 22.1% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $254.0 million and $196.0 million in debt securities held-to-maturity as of September 30, 2020 and December 31, 2019, respectively. The increase of $58.0 million was primarily attributable to purchases of $436.8 million for certain securities, net of calls and maturities of $378.4 million, during the nine months ended September 30, 2020. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of September 30, 2020 and December 31, 2019.

Trading Debt Securities. We held no trading debt securities as of September 30, 2020 and December 31, 2019.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	September 30, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$175,369	$1,375	$607	$176,137
Trust preferred securities	18,192	—	466	17,726
Agency collateralized mortgage obligations	22,929	34	9	22,954
Agency mortgage-backed securities	325,374	2,117	667	326,824
Agency debentures	8,436	821	—	9,257
Total debt securities available-for-sale	550,300	4,347	1,749	552,898
Debt securities held-to-maturity:
Corporate bonds	23,674	455	32	24,097
Agency debentures	79,143	1,049	18	80,174
Municipal bonds	7,741	84	—	7,825
Residential mortgage-backed securities	139,161	160	293	139,028
Agency mortgage-backed securities	4,322	830	—	5,152
Total debt securities held-to-maturity	254,041	2,578	343	256,276
Total debt securities	$804,341	$6,925	$2,092	$809,174

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	245,077	3,940	235	248,782
Debt securities held-to-maturity:
Corporate bonds	24,678	619	—	25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	196,044	1,646	935	196,755
Total debt securities	$441,121	$5,586	$1,170	$445,537

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

Debt securities available-for-sale of $2.4 million as of September 30, 2020, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $28.8 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of September 30, 2020, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	September 30, 2020
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$31,504	2.43%	$72,002	1.23%	$72,631	1.58%	$—	—%	$176,137	1.59%
Trust preferred securities	—	—%	—	—%	9,132	2.08%	8,594	1.99%	17,726	2.04%
Agency collateralized mortgage obligations	411	1.58%	—	—%	—	—%	22,543	0.57%	22,954	0.59%
Agency mortgage-backed securities	—	—%	—	—%	18,306	1.02%	308,518	1.69%	326,824	1.65%
Agency debentures	—	—%	—	—%	—	—%	9,257	3.01%	9,257	3.01%
Total debt securities available-for-sale	31,915		72,002		100,069		348,912		552,898
Weighted average yield		2.42%		1.23%		1.53%		1.66%		1.62%
Debt securities held-to-maturity:
Corporate bonds	—	—%	9,702	5.09%	14,395	5.33%	—	—%	24,097	5.23%
Agency debentures	—	—%	—	—%	70,997	2.09%	9,177	3.09%	80,174	2.20%
Municipal bonds	2,164	2.16%	4,731	2.45%	930	2.99%	—	—%	7,825	2.43%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	139,028	2.23%	139,028	2.23%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	5,152	3.67%	5,152	3.67%
Total debt securities held-to-maturity	2,164		14,433		86,322		153,357		256,276
Weighted average yield		2.16%		4.21%		2.64%		2.32%		2.53%
Total debt securities	$34,079		$86,435		$186,391		$502,269		$809,174
Weighted average yield		2.40%		1.72%		2.04%		1.86%		1.91%

For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Chartwell’s total assets under management of $9.65 billion decreased $48.0 million, or 0.5%, as of September 30, 2020, from $9.70 billion as of December 31, 2019.

The following table shows the changes of our assets under management by investment style for the nine months ended September 30, 2020.

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,932,000	$510,000	$(414,000)	$(460,000)	$3,568,000
Fixed income investment styles	4,816,000	907,000	(402,000)	168,000	5,489,000
Balanced investment styles	953,000	31,000	(343,000)	(45,000)	596,000
Total assets under management	$9,701,000	$1,448,000	$(1,159,000)	$(337,000)	$9,653,000
(1)Inflows consist of new business and contributions to existing accounts.
(2)Outflows consist of business lost as well as distributions from existing accounts.

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

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $1.35 billion as of September 30, 2020, an increase of $273.0 million or 25.4%, from December 31, 2019.

The table below depicts average balances of, and rates paid on our deposit portfolio by major deposit category for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020		2019
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$2,866,303	0.46%	$1,116,624	2.06%
Money market deposit accounts	3,811,100	0.72%	3,106,186	2.41%
Certificates of deposit	1,121,824	1.30%	1,462,521	2.56%
Total average interest-bearing deposits	7,799,227	0.71%	5,685,331	2.38%
Noninterest-bearing deposits	407,079	—	268,013	—
Total average deposits	$8,206,306	0.67%	$5,953,344	2.27%
(1)Annualized

Average Deposits for the Three Months Ended September 30, 2020 and 2019. For the three months ended September 30, 2020, our average total deposits were $8.21 billion, representing an increase of $2.25 billion, or 37.8%, from the same period in 2019. The deposit growth was driven by increases in our interest-bearing checking account, money market deposit account and noninterest-bearing deposit account categories. Our average cost of interest-bearing deposits decreased 167 basis points to 0.71% for the three months ended September 30, 2020, from 2.38% for the same period in 2019, as average rates paid were lower in all interest-bearing deposit categories, which was primarily driven by the recent decrease to the Federal Reserve’s target federal funds rate, which impacted our variable-rate deposits. Average interest-bearing checking accounts increased to 36.8% of total average interest-bearing deposits for the three months ended September 30, 2020, compared to 19.6% for the same period in 2019. Average money market deposits decreased to 48.8% of total average interest-bearing deposits for the three months ended September 30, 2020, from 54.7% for the same period in 2019. Average certificates of deposit decreased to 14.4% of total average interest-bearing deposits for the three months ended September 30, 2020, compared to 25.7% for the same period in 2019. Average noninterest-bearing deposits increased $139.1 million, or 51.9%, in the three months ended September 30, 2020, from the three months ended September 30, 2019, and the average cost of total deposits decreased 160 basis points to 0.67% for the three months ended September 30, 2020, from 2.27% for the same period in 2019. We focus only on high quality loan growth and in the absence of this, we increase our assets through cash and cash equivalents as well as adding to our investment portfolio as part of our strategy to build greater on balance sheet liquidity funded through our deposits.

The table below depicts average balances of, and rates paid on our deposit portfolio by deposit type for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020		2019
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$2,224,827	0.67%	$927,198	2.21%
Money market deposit accounts	3,740,968	1.03%	2,883,009	2.49%
Certificates of deposit	1,297,637	1.74%	1,375,324	2.59%
Total average interest-bearing deposits	7,263,432	1.05%	5,185,531	2.46%
Noninterest-bearing deposits	391,689	—	262,056	—
Total average deposits	$7,655,121	1.00%	$5,447,587	2.35%
(1) Annualized

Average Deposits for the Nine Months Ended September 30, 2020 and 2019. For the nine months ended September 30, 2020, our average total deposits were $7.66 billion, representing an increase of $2.21 billion, or 40.5%, from the same period in 2019. The average deposit growth was driven by increases in our interest-bearing checking account, money market deposit account and noninterest-bearing deposit account categories. Our average cost of interest-bearing deposits decreased 141 basis points to 1.05% for the nine months ended September 30, 2020, from 2.46% for the same period in 2019, as average rates paid were lower in all interest-bearing deposit categories, driven by the recent decrease to the Federal Reserve’s target federal funds rate, which impacted our variable-rate deposits. Average interest-bearing checking accounts increased to 30.6% of total average interest-bearing deposits for the nine months ended September 30, 2020, compared to 17.9% for the same period in 2019. Average money market deposits decreased to 51.5% of total average interest-bearing deposits for the nine months ended September 30, 2020, from 55.6% for the same period in 2019. Average certificates of deposit decreased to 17.9% of total average interest-bearing deposits for the nine months ended September 30, 2020, compared to 26.5% for the same period in 2019. Average noninterest-bearing deposits increased 49.5%, in the nine months ended September 30, 2020, from the nine months ended September 30, 2019, and the average cost of total deposits decreased 135 basis points to 1.00% for the nine months ended September 30, 2020, from 2.35% for the same period in 2019. We focus only on high quality loan growth and in the absence of this, we increase our assets through cash and cash equivalents as well as adding to our investment portfolio as part of our strategy to build greater on balance sheet liquidity funded through our deposits.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of September 30, 2020.

(Dollars in thousands)	September 30, 2020
Months to maturity:
Three months or less	$328,816
Over three to six months	283,321
Over six to 12 months	274,478
Over 12 months	105,829
Total	$992,444

Reciprocal and Brokered Deposits

As of September 30, 2020, we consider approximately 94% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of September 30, 2020, the Bank had CDARS® and ICS® reciprocal deposits totaling $1.71 billion, which were classified as non-brokered deposits. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances. As of September 30, 2020, brokered deposits were approximately 6% of total deposits. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

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

The following table presents certain information with respect to our outstanding borrowings, as of September 30, 2020 and December 31, 2019.

	September 30, 2020					December 31, 2019
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term
FHLB borrowings	$300,000	0.41%	$480,000	$340,493	12 months	$355,000	1.89%	$605,000	$394,480	12 months
Line of credit borrowings	—	—%	30,000	8,047	12 months	—	—%	4,250	1,234	12 months
Subordinated notes payable	97,500	5.75%	97,500	47,737	10 years	—	—%	35,000	17,356	5 years
Total borrowings outstanding	$397,500	1.72%	$607,500	$396,277		$355,000	1.89%	$644,250	$413,070

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

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of September 30, 2020, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from the Bank and Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of September 30, 2020, our primary liquidity needs at the parent company level were the quarterly dividends on our preferred stock, our semi-annual interest payments on our recently issued subordinated notes payable and our share repurchase program. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the nine months ended September 30, 2020, the parent company paid $5.8 million related to our share repurchase and stock cancellation program, $5.9 million related to our preferred stock dividends and $261,000 related to interest payments on our other borrowings. During the nine months ended September 30, 2019, the parent company paid paid $35.0 million on the repayment of principal of subordinated debt, $3.8 million related to our preferred stock dividend, $2.0 million related to our share repurchase program and $1.1 million related to interest payments on our subordinated notes and other borrowings. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of September 30, 2020. In addition, the holding company maintains an unsecured line of credit with Texas Capital Bank. As of September 30, 2020, the unsecured line was $75.0 million of which the full amount was available for borrowing. We also expect to receive gross proceeds of $105.0 million in the fourth quarter of 2020 in connection with our sale of securities to T-VIII PubOpps pursuant to the Investment Agreement and up to an additional $16.1 million if the warrants are exercised in full.

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

In response to the public health and economic crisis resulting from COVID-19 pandemic, we intentionally increased our liquid assets as a component of our assets and our deposits as a portion of our assets for the express purpose of carrying more on balance sheet liquidity to provide for potential or unforeseen clients’ needs during the pandemic, in particular during the early stages of the government shut-down programs. Our strong liquidity position is due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 86.2% and 85.4% as of September 30, 2020 and December 31, 2019, respectively. Our ratio of average deposits to average assets increased to 85.9% for the nine months ended September 30, 2020, from 83.8% for the same period in 2019. As of September 30, 2020, we had available liquidity of $1.87 billion, or 19.7% of total assets. These sources consisted of available cash totaling $413.1 million, or 4.4% of total assets, unpledged investment securities totaling $746.1 million, or 7.9% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $713.2 million, or 7.5% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Available cash	$413,114	$167,695
Certain unpledged debt securities	746,058	400,222
Net borrowing capacity	713,153	569,132
Total liquidity	$1,872,325	$1,137,049

For the nine months ended September 30, 2020, we generated $64.1 million of cash from operating activities, compared to $48.7 million for the same period in 2019. This change in cash flow was the result of a decrease in net income of $13.0 million for the nine months ended September 30, 2020, more than offset by changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $1.44 billion for the nine months ended September 30, 2020, as compared to a net cash outflow of $894.0 million for the same period in 2019. The outflows for the nine months ended September 30, 2020, were primarily due to net loan growth of $1.08 billion and purchases of investment securities totaling $904.0 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $543.1 million. The outflows for the nine months ended September 30, 2019, included net loan growth of $881.9 million and purchases of investment securities totaling $233.7 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $229.6 million.

Financing activities resulted in a net inflow of $1.58 billion for the nine months ended September 30, 2020, compared to a net inflow of $1.04 billion for the same period in 2019. The inflows for the nine months ended September 30, 2020, were primarily a result of a net increase in deposits of $1.55 billion and net proceeds of $95.3 million from the issuance of subordinated notes payable, partially offset by a net decrease in FHLB borrowings of $55.0 million. The inflows for the nine months ended September 30, 2019, included a net increase in deposits of $1.04 billion and proceeds from the issuance of preferred stock of $77.6 million, partially offset by a net decrease in FHLB borrowings of $35.0 million and repayment of subordinated debt of $35.0 million.

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

Shareholders’ Equity. Shareholders’ equity was $643.2 million as of September 30, 2020, compared to $621.3 million as of December 31, 2019. The $21.9 million increase during the nine months ended September 30, 2020, was primarily attributable to net income of $32.6 million and $7.2 million in stock-based compensation, partially offset by a decrease of $6.6 million in accumulated other comprehensive income (loss), preferred stock dividends paid of $5.9 million, the purchase of $3.3 million in treasury stock and $2.5 million in cancellation of stock options.

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

Regulatory Capital. As of September 30, 2020 and December 31, 2019, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us. As of September 30, 2020 and December 31, 2019, the capital conservation buffer was 2.5%, in addition to the minimum capital adequacy levels shown in the tables below. Both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	September 30, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$716,731	12.85%	$446,355	8.00%	N/A	N/A
Bank	$692,957	12.46%	$444,791	8.00%	$555,989	10.00%
Tier 1 risk-based capital ratio
Company	$589,176	10.56%	$334,766	6.00%	N/A	N/A
Bank	$660,841	11.89%	$333,593	6.00%	$444,791	8.00%
Common equity tier 1 risk-based capital ratio
Company	$473,097	8.48%	$251,075	4.50%	N/A	N/A
Bank	$660,841	11.89%	$250,195	4.50%	$361,393	6.50%
Tier 1 leverage ratio
Company	$589,176	6.23%	$378,310	4.00%	N/A	N/A
Bank	$660,841	7.00%	$377,750	4.00%	$472,187	5.00%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the nine months ended September 30, 2020, that were outside the ordinary course of business.

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

	September 30, 2020
(Dollars in thousands)	Due on Demand	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments and demand lines of credit	$5,092,789	$561,418	$360,676	$143,276	$14,596	$6,172,755
Standby letters of credit	1,619	47,161	18,545	5,808	—	73,133
Total off-balance sheet arrangements	$5,094,408	$608,579	$379,221	$149,084	$14,596	$6,245,888

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

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$20,189	13.49%	$45,787	31.65%
+200	$5,678	3.79%	$30,367	20.99%
+100	$(8,379)	(5.60)%	$15,128	10.46%
–100	$4,401	2.94%	$(16,822)	(11.63)%

Economic value of equity:
+300	$(85,439)	(13.23)%	$6,511	1.10%
+200	$(71,220)	(11.03)%	$3,691	0.62%
+100	$(50,775)	(7.86)%	$1,513	0.26%
–100	$(523)	(0.08)%	$(10,886)	(1.84)%

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

	September 30, 2020
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$602,676	$—	$—	$—	$—	$—	$—	$602,676
Federal funds sold	5,270	—	—	—	—	—	—	5,270
Total investment securities	232,615	64,996	55,986	162,309	106,222	178,920	19,175	820,223
Total loans and leases	7,223,624	44,958	64,038	195,433	84,973	27,927	13,493	7,654,446
Other assets	—	—	—	—	—	—	411,175	411,175
Total assets	$8,064,185	$109,954	$120,024	$357,742	$191,195	$206,847	$443,843	$9,493,790

Liabilities:
Transaction deposits	$6,049,255	$—	$168,656	$393,956	$75,000	$—	$439,878	$7,126,745
Certificates of deposit	328,448	347,784	269,885	110,851	—	—	—	1,056,968
Borrowings, net	—	50,000	—	100,000	247,500	—	(2,061)	395,439
Other liabilities	—	—	—	—	—	—	271,438	271,438
Total liabilities	6,377,703	397,784	438,541	604,807	322,500	—	709,255	8,850,590

Equity	—	—	—	—	—	—	643,200	643,200
Total liabilities and equity	$6,377,703	$397,784	$438,541	$604,807	$322,500	$—	$1,352,455	$9,493,790

Interest rate sensitivity gap	$1,686,482	$(287,830)	$(318,517)	$(247,065)	$(131,305)	$206,847	$(908,612)
Cumulative interest rate sensitivity gap	$1,686,482	$1,398,652	$1,080,135	$833,070	$701,765	$908,612
Cumulative interest rate sensitive assets to rate sensitive liabilities	126.4%	120.6%	115.0%	110.7%	108.6%	111.2%	107.3%
Cumulative gap to total assets	17.8%	14.7%	11.4%	8.8%	7.4%	9.6%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 115.0% as of September 30, 2020, from 121.4% as of December 31, 2019.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. During the life of these transactions, they have the effect on our gap analysis of moving $300.0 million of borrowings from the less than 90 days re-pricing category to the three months and longer re-pricing categories. Of the $300.0 million, $50.0 million was moved to the three to six months re-pricing category, $100.0 million to the one to three year repricing category, and $150.0 million to the three to five years re-pricing category. For additional information on cash flow hedge transactions, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements and Developments

In August 2020, FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20),” and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than annual and interim periods in fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact this standard will have on our results of operations and financial position.

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

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of September 30, 2020, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to financial markets and institutions, including to the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended September 30, 2020, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

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

The economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession (including due to uncertainty regarding the impacts of a resurgence of COVID-19 infections, as well as a significant decrease in consumer confidence and business generally. The continuation of these conditions, the impacts of the CARES Act, and other federal and state measures, specifically with respect to loan forbearances, has adversely impacted our businesses and results of operations and the business and operations of at least some of our borrowers, customers and business partners and these impacts may be material. In particular, these events have had, and/or can be expected to continue to have, the following effects, among other things:

•impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies;
•impair the value of collateral securing loans;
•impair the value of our securities portfolio;
•require an increase in our allowance for loan and lease losses;
•adversely affect the stability of our deposit base, or otherwise impair our liquidity;
•reduce our asset management revenues and the demand for our products and services;
•impair the ability of loan guarantors to honor commitments;
•negatively impact our regulatory capital ratios;
•result in increased compliance risk as we become subject to new regulatory and other requirements associated with any new programs in which we participate;
•negatively impact the productivity and availability of key personnel and other employees necessary to conduct our business, and of third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions;
•increase cyber and payment fraud risk, and other operational risks, given increased online and remote activity; and
•negatively impact revenue and income.

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

The selection of SOFR as the alternative reference rate for these products currently presents certain market concerns because SOFR (unlike LIBOR) does not have an inherent term structure. A methodology has been developed to calculate SOFR-based term rates, and the Federal Reserve Bank of New York has published such rates daily since early 2020. However, the methodology has not been tested for an extended period of time, which may limit market acceptance of the use of SOFR. In addition, SOFR may not be a suitable alternative to LIBOR for all of our financial products, and it is uncertain what other rates might be appropriate for that purpose. It is uncertain whether these other indices will remain acceptable alternatives for such products. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended September 30, 2020:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2020 - July 31, 2020	27,078	$14.67	—	$9,758,275
August 1, 2020 - August 31, 2020	15,082	14.04	—	9,758,275
September 1, 2020 - September 30, 2020	—	—	—	9,758,275
Total	42,160	$14.44	—	$9,758,275
(1)There were 42,160 shares of treasury stock acquired in connection with the net settlement of equity awards exercised or vested included in the total number of shares purchased reflected in the table above. These shares were not part of a publicly announced plan or program.
(2)On July 15, 2019, the Board approved a share repurchase program of up to $10 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions, as well as purchases of shares or the options to acquire shares subject to common stock incentive compensation award agreements from officers, directors or employees of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.    Description

3.1    Form of Certificate of Designation of Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock (attached as Exhibit A in Exhibit 10.1 hereto)
10.1    Investment Agreement, dated as of October 10, 2020, by and between TriState Capital Holdings, Inc. and T-VIII PubOpps LP (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of TriState Capital Holdings, Inc., filed on October 13, 2020).

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101    The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.*
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

Date: November 9, 2020