Form 10-K
period 2020-12-31
TriState Capital Holdings, Inc.
filed 2021-02-25
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K
_________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

One Oxford Centre
301 Grant Street, Suite 2700
Pittsburgh, Pennsylvania 15219
(Address of principal executive offices and zip code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

As of June 30, 2020, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $384,742,959.

As of January 31, 2021, there were 33,060,097 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2021, for the annual shareholders meeting to be held on or around May 17, 2021, are incorporated by reference into Part III.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. These statements are often, but not always, made through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “maintain,” “may,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, and beliefs of assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

•deterioration of our asset quality;
•our ability to prudently manage our growth and execute our strategy, including the successful integration of past and future acquisitions and our ability to fully realize the cost savings and other benefits of our acquisitions, manage risks related to business disruption following those acquisitions, and customer disintermediation;
•possible loan losses and changes in the value of collateral securing our loans;
•possible changes in the speed of loan prepayments by customers and loan origination or sales volumes;
•business and economic conditions generally and in the financial services industry, nationally and within our local market area;
•changes in management personnel;
•our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;
•our ability to provide investment management performance competitive with our peers and benchmarks;
•operational risks associated with our business, including cyber-security related risks;
•volatility and direction of market interest rates;
•increased competition in the financial services industry, particularly from regional and national institutions;
•negative perceptions or publicity with respect to any products or services we offer;
•adverse judgments or other resolution of pending and future legal proceedings, and cost incurred in defending such proceedings;
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
•changes and direction of government policy towards and intervention in the U.S. financial system;
•natural disasters and adverse weather, acts of terrorism, cyber-attacks, an outbreak of hostilities or other international or domestic calamities, and other matters beyond our control; and
•other factors that are discussed in the section entitled “Risk Factors,” in Part I - Item 1A.

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

•The Bank segment provides commercial banking products and services to middle-market businesses and private banking products and services to high-net-worth individuals through the Bank. Total assets of the Bank were $9.82 billion as of December 31, 2020.

•The Investment Management segment provides investment management services primarily to institutional investors, mutual funds and individual investors through Chartwell and also supports marketing efforts for Chartwell’s proprietary investment products through CTSC Securities. Assets under management of Chartwell were $10.26 billion as of December 31, 2020.

For additional financial information by segment, refer to Note 23, Segments, to our consolidated financial statements.

Our Business Strategy

Our success has been built upon the vision and focus of our executive management team to combine the sophisticated products, services and risk management efforts of a large financial institution with the personalized service of a community bank. We believe that a results-based culture, combined with a well-managed middle-market and private banking business, and our targeted investment management business, we will continue to grow and generate attractive returns for shareholders. The key components of our business strategies are described below:

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

Disciplined Risk Management. We place a strong emphasis on effective risk management as an integral component of our organizational culture and responsible growth strategy. We use our risk management infrastructure to establish risk appetite, monitor existing operations, support decision-making and improve the success rate of existing products and services as well as new initiatives. A major part of our risk management effort is focused on our balanced, lower-risk loan portfolio. This includes our focus on growing loans originated through our private banking channel. We believe these loans have lower credit risk because they are typically secured by readily liquid collateral, such as marketable securities, and/or are personally guaranteed by high-net-worth borrowers. In addition, we mitigate risk associated with these loans through active daily monitoring of the collateral, utilizing our proprietary technology. We also focus on increasing non-interest income, including the expansion of our investment management business organically as well as through acquisitions.

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

Technology Enabled Efficient and Scalable Operating Model. With respect to our banking business, we believe our branchless banking model gives us a competitive advantage by eliminating the overhead and intense management requirements of a traditional branch network. Moreover, we believe that we have a scalable platform and organizational infrastructure that positions us to grow our revenue more rapidly than our operating expenses. We also believe that our investment management business has an efficient and scalable business model that focuses on institutional direct clients and wholesale distribution channels to reach retail investors. This enables us to invest in meaningful technology development that appeals to these sophisticated needs and competes with premier providers, while having longer obsolescence cycles and better return on investment.

Lending Strategy. We generate loans through our middle-market banking and private banking channels. These channels provide diversification and offer significant responsible growth opportunities in breadth and scale..

•Middle-Market Banking Channel. Our middle-market banking channel primarily targets businesses with revenues between $5.0 million and $300.0 million located within our primary markets. To capitalize on this opportunity, each of our representative offices is led by an experienced regional president so we can understand the unique borrowing needs of the middle-market businesses in their area. They are supported by highly experienced relationship managers with reputations for success in targeting middle-market business customers and maintaining strong credit quality within their loan portfolios.

•Private Banking Channel. We provide loan products and services nationally to executives and high-net-worth individuals most of whom we source through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. Our private banking products primarily include loans secured by cash and/or marketable securities. The Company also originates loans secured by cash value life insurance and other asset-based loans. Our relationship managers have cultivated referral arrangements with 249 financial intermediaries. Under these arrangements, the financial intermediaries are able to refer their clients to us for responsive and sophisticated banking services. We believe many of our referral relationships with these intermediaries also create cross-selling opportunities with respect to our deposit products and our investment management business. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

As shown in the following table, we have continued to achieve loan growth through both of our banking channels. As of December 31, 2020, loans and leases sourced through our middle-market banking channel were $3.43 billion, or 41.6% of our loans held-for-investment.

As of December 31, 2020, loans sourced through our private banking channel were $4.81 billion, or 58.4% of our loans held-for-investment, of which $4.74 billion, or 98.6%, were secured by cash, marketable securities and/or cash value life insurance. We expect continued strong loan and deposit growth in this channel, in part, because we added 36 new loan referral relationships during the year ended December 31, 2020, for a total of 249 referral relationships at the end of 2020. We have also experienced continued growth in the number of customers resulting from our existing referral relationships.

	December 31,		2020 Change from 2019
(Dollars in thousands)	2020	2019	Amount	Percent
Middle-market banking offices:
Western Pennsylvania	$884,860	$765,461	$119,399	15.6%
Eastern Pennsylvania	867,267	644,483	222,784	34.6%
New Jersey	572,607	487,496	85,111	17.5%
New York	572,265	524,016	48,249	9.2%
Ohio	532,619	460,701	71,918	15.6%
Total middle-market banking loans	3,429,618	2,882,157	547,461	19.0%
Total private banking loans	4,807,800	3,695,402	1,112,398	30.1%
Loans and leases held-for-investment	$8,237,418	$6,577,559	$1,659,859	25.2%

Deposit Funding Strategy. Since inception, we have focused on creating and growing a branchless, diversified, stable, and low cost deposit channels, both in our primary markets and across the United States. As of December 31, 2020, we consider approximately

91% of our total deposits to be sourced from direct customer relationships. We believe our sources of deposits continue to provide excellent opportunities for growth both within our primary markets and nationally.

We take a multi-faceted approach to our deposit growth strategy. We believe our relationship managers are an integral part of this approach and, accordingly, we measure and incentivize them to increase the breadth and scope of deposits associated with their relationships. We have relationship managers who are specifically dedicated to deposit generation and treasury management, and we plan to continue adding such professionals as appropriate to support our growth. Additionally, we believe that our financial performance and our products and services, which are targeted to our markets, enhance our responsible growth of cost-effective deposits.

Investment Management Strategy. We will continue to execute on our investment management strategy of organically growing our business through innovative distribution strategies, as well as selectively acquiring other investment management assets that complement Chartwell’s business, as evidenced by our acquisition of Columbia Partners, L.L.C. in 2018. We believe that this segment has and will continue to enhance our recurring fee revenue, continuing building robust institutional relationships, provide new product offerings for our national network of financial intermediaries, and leverage our financial services distribution capabilities through the financial intermediaries with which our banking business has worked and developed.

Our Markets

For our middle-market banking business, our primary markets of Pennsylvania, Ohio, New Jersey and New York include the four major metropolitan statistical areas (“MSA”) of Pittsburgh and Philadelphia, Pennsylvania; Cleveland, Ohio and New York (which includes northern New Jersey). We believe that our primary markets including these MSAs are long-term, attractive markets for the types of products and services that we offer, and we anticipate that these markets will continue to support our projected growth. With respect to our loans and other financial services and products, we selected the locations for our representative offices partially based upon the number of middle-market businesses located in these MSAs and their respective states. According to SNL Financial, as of December 31, 2020, there were over 166,000 middle-market businesses in our primary markets with annual sales between $5.0 million and $300.0 million, which represented approximately 11% of the national total as of that date. The 2020 aggregate population of the four MSAs in which our headquarters and four representative offices are located was approximately 30 million, which represented approximately 10% of the national population. We believe that the population and business concentrations within our primary markets provide attractive opportunities to grow our business.

In addition to our commercial bank focus on middle-market businesses in our primary markets, our private banking business focuses on serving clients on a national basis. We primarily source this business through referral relationships with independent broker/dealers, wealth managers, family offices, trust companies and other financial intermediaries. We view our product offerings as being most appealing to those households with $500,000 or more in net worth (not including their primary residence).

Through all of our distribution channels, we pursue and create deposit relationships, including treasury management relationships, with customers in our primary markets and throughout the United States. Because our deposit operations are centralized in our Pittsburgh headquarters all of our deposits are aggregated and accounted for in that MSA. For these distribution and reporting reasons, we do not consider deposit market share in any MSA or any of our primary markets to be relevant data. However, for perspective on the size of the deposit markets in which we have offices, the total aggregate domestic deposits of banks headquartered within the four MSAs were approximately $2.8 trillion as of December 31, 2020, according to SNL Financial.

Our investment management products are primarily distributed in two markets. These markets and their relative percentage of our assets under management as of December 31, 2020, were as follows: institutional and sub-advisory (80%) and broker/dealers and registered investment advisors (20%).

Institutional and Sub-Advisory. Chartwell maintains a dedicated sales and client service staff to focus on the distribution of its products to a wide variety of institutional and sub-advisory clients, including corporate pension and profit-sharing plans, public pension plans, Taft-Hartley plans, foundations, endowments and registered investment companies. As of December 31, 2020, assets under management in the institutional and sub-advisory market included $3.18 billion in equity products and $5.03 billion in fixed-income products.

Broker/Dealer and Independent Registered Investment Advisors. Chartwell maintains sales staff dedicated to calling on national, regional and independent broker/dealers and registered investment advisors. Broker/dealers and registered investment advisors use Chartwell’s products to meet the needs of their customers, who are typically retail and/or high-net-worth investors. As of December 31, 2020, assets under management in the broker/dealer and independent registered investment advisor market included $1.42 billion in equity products and $634.0 million in fixed-income products.

Our Products and Services

We offer our clients an array of products and services, including loan and deposit products, cash management services, capital market services such as interest rate swaps and investment management products.

Our loan products include, among others, loans secured by cash, marketable securities, cash value life insurance, commercial and industrial loans, commercial real estate loans, personal loans, asset-based loans, acquisition financing, and letters of credit. Our deposit products are designed for sophisticated client needs and include, among others, checking accounts, money market deposit accounts, certificates of deposit, and Promontory’s Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) services. Our liquidity and treasury management services are built to support clients in sophisticated and complex situations and include online balance reporting, online bill payment, remote deposit, liquidity services, wire and ACH services, foreign exchange and controlled disbursement. Our investment management business provides equity and fixed income advisory and sub-advisory services to third party mutual funds, series trust mutual funds, and to separately managed accounts for a spectrum of clients, but primarily focused on ultra-high-net-worth and institutional clients, including corporations, ERISA plans, Taft-Hartley funds, municipalities, endowments and foundations. We expect to continue to develop and implement additional products for our clients, including additional investment management product offerings to our financial intermediary referral sources.

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

The following table presents the composition of our loan and lease portfolio as of December 31, 2020.

(Dollars in thousands)	December 31, 2020	Percent of Loans
Private banking loans	$4,807,800	58.4%
Middle-market banking loans:
Commercial and industrial	1,274,152	15.5%
Commercial real estate	2,155,466	26.1%
Total middle-market banking loans	3,429,618	41.6%
Loans and leases held-for-investment	$8,237,418	100.0%

Private Banking Loans. Our private banking loans are comprised of both personal and commercial loans sourced through our private banking channel, which operates on a national basis. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that may be secured by cash, marketable securities, cash value life insurance and/or other financial assets and to a lesser degree, residential property. We also have a small number of unsecured loans and lines of credit in our private banking loans. The primary source of repayment for these loans is the income and assets of the borrowers. Since a majority of our private banking loans are secured by cash, marketable securities and/or cash value life insurance which is actively monitored on a daily basis utilizing our proprietary technology, we believe the credit risk inherent in this portfolio is lower than the risk associated with other types of loans.

Our private banking lines of credit predominantly are due on demand or have terms of 365 days or less. Our term loans (other than mortgage loans) in this category generally have maturities of three to five years. On an accommodative basis, we have made personal residential real estate loans consisting primarily of first and second mortgage loans for residential properties, including jumbo mortgages. Our residential mortgage loans typically have maturities of seven years or less. On a limited basis we originated mortgage loans with maturities of up to 10 years and acquired other residential mortgages that had original maturities of up to 30 years. Our personal lines of credit typically have floating interest rates. We examine the personal cash flow, amount of outstanding business and related debt service, and liquidity of our individual borrowers when underwriting our private banking loans not secured by cash, marketable securities and/or cash value life insurance. In some cases we require our borrowers to agree to maintain a minimum level of liquidity that will be sufficient to repay the loan.

The table below includes all loans made through our private banking channel by collateral type as of the date indicated.

(Dollars in thousands)	December 31, 2020	Percent of Private Banking Loans	Percent of Loans
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$4,738,594	98.6%	57.5%
Secured by real estate	45,014	0.9%	0.6%
Other	24,192	0.5%	0.3%
Total private banking loans	$4,807,800	100.0%	58.4%

Commercial and Industrial Loans and Leases. Our commercial and industrial loan and lease portfolio primarily includes loans and leases made to a variety of commercial borrowers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans, except for certain commercial loans that are secured by marketable securities. The primary risks associated with commercial and industrial loans include a deterioration in cash flow, a decline in the value of collateral securing these loans, increased leverage and/or reduced liquidity. We work throughout the lending process to manage and mitigate such risks within this portfolio. In addition, a portion of our commercial and industrial loans consist of loans to private investment funds for short-term liquidity purposes which are secured by their ability to call additional capital and/or the net asset value of the investments held and managed by the fund.

Our commercial and industrial loans and leases include both lines of credit and term loans. Lines of credit generally have maturities ranging from one to five years. Availability under our commercial lines of credit is typically limited to a percentage of the value of the assets securing the line. Those assets typically include accounts receivable, inventory and equipment, or in the case of fund financing, the value of uncalled capital and/or the investments held by the borrowing funds. Depending on the risk profile of the borrower, we require borrowing base certificates representing and supporting borrowing availability after applying appropriate eligibility and advance percentage rates to the collateral. Our commercial and industrial term loans and leases generally have maturities between three to seven years, and typically do not extend beyond 10 years. Our commercial and industrial lines of credit and term loans typically have floating interest rates.

The table below shows the composition of our commercial and industrial loan and lease portfolio by borrower industry as of December 31, 2020.

(Dollars in thousands)	December 31, 2020	Percent of Commercial and Industrial Loans	Percent of Loans
Industry:
Finance and Insurance	$397,853	31.2%	4.9%
Real Estate, Rental and Leasing	284,132	22.3%	3.4%
Service	185,569	14.6%	2.3%
Manufacturing	117,393	9.2%	1.4%
Information	58,768	4.6%	0.7%
Transportation & Warehousing	53,531	4.2%	0.6%
Mining	22,651	1.8%	0.3%
Wholesale Trade	20,702	1.6%	0.3%
Construction	30,754	2.4%	0.4%
Private Household	1,202	0.1%	—%
Retail Trade	982	0.1%	—%
All other	100,615	7.9%	1.2%
Total commercial and industrial loans and leases	$1,274,152	100.0%	15.5%

Commercial Real Estate Loans. We concentrate on making commercial real estate loans to experienced borrowers that have an established history of successful projects. The cash flow from income-producing properties or the sale of property from for-sale construction and development loans are generally the primary sources of repayment for these loans. The equity sponsors of our borrowers generally provide a secondary source of repayment from their excess global cash flows and liquidity. The primary risks associated with commercial real estate loans include credit risk arising from the dependency of repayment upon income generated from the property securing the loan, the vulnerability of such income to changes in market conditions, and difficulty in liquidating collateral securing the loans. We work throughout the lending process to manage and mitigate such risks within our commercial real estate loan portfolio. The commercial real estate portfolio also includes loans secured by owner-occupied real estate and the primary source of repayment for these loans is cash flow from the borrower’s business.

Our commercial real estate loans are primarily made to borrowers with projects or properties located within our primary markets. Our relationship managers are experienced lenders who are familiar with the trends within their local real estate markets.

The table below shows the composition of our commercial real estate portfolio as of December 31, 2020.

(Dollars in thousands)	December 31, 2020	Percent of Commercial Real Estate Loans	Percent of Loans
Commercial real estate loans:
Multifamily	$625,418	29.0%	7.6%
Office	470,226	21.8%	5.7%
Retail	330,721	15.3%	4.0%
Industrial	314,435	14.6%	3.8%
Educational/Other Centers	116,033	5.4%	1.4%
Senior Housing/Healthcare	60,790	2.8%	0.7%
Developed Land	55,006	2.6%	0.7%
Raw Land	53,472	2.5%	0.6%
Self Storage	47,926	2.2%	0.6%
Hotel	45,717	2.1%	0.6%
Residential	35,722	1.7%	0.4%
Total commercial real estate loans	$2,155,466	100.0%	26.1%

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

Our loan portfolio includes Shared National Credits (“SNC”). Effective January 1, 2018, the bank regulatory agencies revised the SNC definition to increase the loan size from $20 million or more to $100 million or more and shared by three or more financial institutions. We are typically part of the originating bank group in connection with these loan participations. We utilize the same underwriting criteria for these loans that we use for loans that we originate directly. These loans are to borrowers typically located within our primary markets and are generally made to companies that are known to us and with whom we have direct contact. We participate in the SNC loans of the financial intermediaries that refer private banking loans to us. These intermediaries are also a source of significant deposit balances. These loans have helped us to diversify the risk inherent in our loan portfolio by allowing us to access a broader array of corporations with different credit profiles, repayment sources, geographic footprints and with larger revenue bases than those businesses associated with our direct loans. Still, we are focused more on growing our direct loans than SNC loans. As of December 31, 2020, we had $273.6 million of SNC loans compared to $281.2 million as of December 31, 2019.

Loan and Lease Portfolio Concentrations

Geographic criteria. We focus on developing client relationships with companies that have headquarters and/or significant operations within our primary markets.

The table below shows the composition of our commercial loan and lease portfolios based upon the states where our borrowers are located. Loans and leases to borrowers located in our four primary market states made up 85.4% of our total commercial loans outstanding as of December 31, 2020. When those loans are aggregated with our loans to borrowers located in states that are contiguous to our primary market states, the percentage increases to approximately 90.3% of our commercial loan and lease portfolio. Loans in contiguous and other states include loans to the financial intermediaries that have substantial deposits with us, and are a referral source for private banking loans.

(Dollars in thousands)	December 31, 2020	Percent of Total Commercial Loans
Geographic region of borrower:
Pennsylvania	$1,224,768	35.7%
New York	604,240	17.6%
New Jersey	561,151	16.4%
Ohio	537,032	15.7%
Contiguous states	169,437	4.9%
Other states	332,990	9.7%
Total commercial loans and leases	$3,429,618	100.0%

Diversified lending approach. We are committed to maintaining a diversified loan and lease portfolio. We also concentrate on making loans and leases to businesses where we have or can obtain the necessary expertise to understand the credit risks commonly associated with the borrower’s industry. We generally avoid lending to businesses that would require a high level of specialized industry knowledge not present within the Bank.

Deposits

An important aspect of our business franchise is the ability to gather deposits and establish and grow meaningful relationships related to liquidity and treasury management customers. Deposits provide the primary source of funding for our lending activities. We offer traditional depository products including checking accounts, money market deposit accounts and certificates of deposit in addition to CDARS® and ICS® reciprocal products. We also offer cash management and treasury management services, including online balance reporting, online bill payment, remote deposit, liquidity services, wire and automated clearing house (“ACH”) services and collateral disbursement. Our deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to statutory limits.

As of December 31, 2020, non-brokered deposits represented approximately 91.1% of our total deposits. Our non-brokered deposit sources primarily include deposits from financial institutions, high-net-worth individuals, family offices, trust companies, wealth management firms, corporations and their executives. We compete for deposits by offering a range of deposit products at competitive rates. We also attract deposits by offering customers a variety of cash management services. We maintain direct customer relationships with nearly all of our depositors that participate in CDARS® and ICS® reciprocal deposits.

The table below shows the balances of our deposit portfolio by type as of the dates indicated.

	December 31,		2020 Change from 2019
(Dollars in thousands)	2020	2019	Amount	Percent
Non-brokered deposits:
Noninterest-bearing checking accounts	$456,426	$356,102	$100,324	28.2%
Interest-bearing checking accounts	2,911,669	1,274,859	1,636,810	128.4%
Money market deposit accounts	3,482,381	3,104,565	377,816	12.2%
Certificates of deposit	885,310	1,132,477	(247,167)	(21.8)%
Total non-brokered deposits	7,735,786	5,868,003	1,867,783	31.8%
Brokered deposits:
Interest-bearing checking accounts	157,165	123,405	33,760	27.4%
Money market deposit accounts	445,416	322,180	123,236	38.3%
Certificates of deposit	150,722	321,025	(170,303)	(53.0)%
Total brokered deposits	753,303	766,610	(13,307)	(1.7)%
Total deposits	$8,489,089	$6,634,613	$1,854,476	28.0%
Non-brokered deposits to total deposits	91.1%	88.4%

Investment Management Products

Chartwell Investment Partners manages $10.26 billion in a variety of equity and fixed income investment styles, for over 250 institutional investors, mutual funds and individual investors as of December 31, 2020. A description of each investment style is provided below.

Equity Investment Strategies:

•Small Cap Value: Chartwell’s Small Cap Value portfolio employs a traditional value style supplemented with both deep and relative value stocks. Our opportunity set is selected using multiple valuation yardsticks and focuses heavily on company valuation relative to history. Portfolio decisions result from business reviews assessing the prospects of erasing these valuation discounts with a focus on fundamental and event-driven catalysts which we believe the market should recognize. The portfolio aims to be well diversified across all economic sectors and exhibit better growth, profitability and financial strength characteristics than the small cap value benchmark. Our objective is to outperform small cap value benchmarks over the long term while producing lower risk scores versus peers.

•Mid Cap Value: Chartwell’s Mid Cap Value portfolio employs a traditional value style supplemented with both deep and relative value stocks, similar to Chartwell’s Small Cap Value strategy. Our objective is to outperform mid cap value benchmarks over the long term while producing lower risk scores versus peers.

•Small Cap Growth: Our Small Cap Growth portfolio invests in a select set of small growth oriented companies that have demonstrated strong increases in earnings per share. More significantly, we look to invest in companies that have historically continued to broaden, deepen and enhance their fundamental capabilities, competitive positions, product and service offerings and customer bases. Our plan is to invest in these companies for an intermediate time horizon. Our portfolios focus on a narrow set of such investments.

•SMID Cap Value: For clients in our SMID Cap Value portfolio we invest in a select set of value oriented companies with small to mid-market caps focused on securities held in Chartwell’s Small Cap Value and Mid Cap Value portfolios.

•Dividend Value: The objective of our Dividend Value strategy is to deliver investment returns that exceed the Russell 1000 Value index over a full market cycle by focusing on stocks with above-average dividend yields. We invest in the highest 40% of dividend-yielding stocks to take advantage of the attractive risk-return characteristics of this subset. A secondary consideration is the inclusion of companies that raise their dividends on a consistent basis. Finally, we employ a valuation overlay that we believe enhances total returns and aids in downside protection.

•Covered Call: The objective of our Covered Call strategy is to provide market-like returns in rising equity markets while earning superior returns in flat or down equity markets. We combine a portfolio of higher yielding stocks with a disciplined covered call strategy to provide a lower volatility total return solution for clients. Our focus is on creating a well diversified portfolio of stocks which we believe are undervalued relative to their strong and/or improving fundamentals. The addition of a tactical and flexible call overwriting strategy seeks to provide additional cash flow and reduced volatility of returns.

•Large Cap Growth: The objective of our Large Cap Growth strategy is to help clients outperform benchmarks by owning a diversified portfolio of Premier Growth companies. These are businesses that possess some or all of the following characteristics; large and growing total addressable markets, superior products or services, and sustainable competitive advantages. We seek to hold positions in these companies when doing so is likely to generate significant long term capital appreciation.

Fixed Income Investment Strategies:

•Intermediate/Core/Short Duration Fixed Income: Chartwell's philosophy of investment grade fixed income management stresses security selection, preservation of principal, and compounding of the income stream as keys to consistently add value in the bond market. We focus our research efforts in the corporate sector of the market. Because the return potential of any bond tends to be asymmetric, with limited capital appreciation potential, but considerably greater capital loss potential - Chartwell targets high quality credits with stable-to improving profiles.

•Core Plus Fixed Income: With flexibility to adjust to each client’s specific guidelines, Chartwell’s Core Plus product invests across both the U.S. Investment Grade and High Yield markets. By strategically expanding our credit-driven, valued-based opportunity set, the portfolio is able to take advantage of Chartwell’s broad ranging corporate bond expertise and to benefit from the potential for increased income, total return and diversification.

•High Yield Fixed Income: Chartwell's philosophy of high yield bond management stresses preservation of principal and compounding of the income stream as keys to adding value in the high yield bond market. In evaluating investment candidates our perspective is that of a lender. We focus on the higher quality tiers of the market, which offer an attractive yield premium but a lower incidence of credit erosion relative to the market as a whole. Chartwell believes that the consistent application of high credit standards and strict trading disciplines is the most predictable route to outperformance in the high yield bond market.

•Short Duration BB-Rated High Yield Fixed Income: Chartwell's philosophy of high yield bond management stresses preservation of principal and compounding of the income stream as keys to adding value in the high yield bond market. Again, our focus is on the higher quality tiers of the market, which offer an attractive yield premium but a lower incidence of credit erosion relative to the market as a whole. We focus on duration of less than three years with maximum maturities of five years.

Balanced Investment Strategies:

•Conservative Allocation: The Conservative Allocation strategy is managed utilizing Chartwell’s value-oriented security selection process and includes the Berwyn Income Fund as one of its main products. While the majority of funds managed under this strategy are invested in bonds, it may invest up to 30% of its assets in dividend-paying common stocks. We believe the fund’s balanced, income-oriented approach may afford a greater level of price stability than an all equity portfolio.

Our total assets under management of $10.26 billion increased $562.0 million, or 5.8%, as of December 31, 2020, from $9.70 billion as of December 31, 2019. We reported new business and new flows from existing accounts and acquired assets of $1.73 billion and market appreciation of $410.0 million, partially offset by outflows of $1.57 billion during the year ended December 31, 2020.

The following table shows the changes of our assets under management by investment style for the year ended December 31, 2020.

	Year Ended December 31, 2020
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$3,932,000	$608,000	$(663,000)	$165,000	$4,042,000
Fixed income investment styles	4,816,000	1,081,000	(483,000)	249,000	5,663,000
Balanced investment styles	953,000	37,000	(428,000)	(4,000)	558,000
Total assets under management	$9,701,000	$1,726,000	$(1,574,000)	$410,000	$10,263,000
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

Our most direct competition for deposits comes from commercial banks, savings and loan associations, credit unions, money market funds and brokerage firms, particularly national and large regional banks, which target the same customers as we do. With respect to our deposits from treasury management, competition is mainly based on sophistication and reliability of service, experience and expertise with our clients’ businesses, and fee structure. Competition for other deposit products is generally based on length and depth of relationship, comfort with the bank, and pricing. Our cost of funds fluctuates with market interest rates and our ability to further reduce our cost of funds may be affected by higher rates being offered by other financial institutions. During certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds.

Our competition in making commercial loans comes principally from national, regional and large community banks and insurance companies. Many large national and regional commercial banks have a significant number of branch offices in the areas in which we operate. Competition for our private banking loans is more limited than for commercial loans due largely to our niche offering of loans backed by cash, marketable securities and/or or cash value life insurance, which represent 58% of our entire loan portfolio. Aggressive pricing policies and terms of our competitors on middle-market and private banking loans may result in a decrease in our loan origination volume and a decrease in our yield on loans. We compete for loans principally through the quality of products and service we provide to middle-market customers, financial services firms, and private banking referral relationships, while maintaining competitive interest rates, loan fees and other loan terms.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 308 full-time employees with 255 in our bank segment and 53 in our investment management segment. During 2020, our voluntary turnover rate was 6.5%. We consider our employee relations to be very good, and we aspire to keep them exceptional. Our employees are not represented by a collective bargaining unit.

Compensation and Benefits
We endeavor to create an environment based in fairness, respect, and equal opportunity that encourages high-performance; provides challenging opportunities; promotes safety and well-being; fosters diversity and new thought; and rewards execution. We focus on attracting, developing, and retaining a team of exceptionally talented and motivated employees. We conduct regular assessments of our compensation and benefits practices and pay levels to help ensure that employees are compensated competitively and fairly. We provide every full-time employee the ability to participate in comprehensive benefits programs, including paid time off, company-paid health insurance and medical concierge services, § 401(k) plan with a company funded matching program, and company-paid identity theft protection.

Health, Safety, and Wellness
The safety, health and wellness of our employees is always a top priority for us. We know that the well-being of our business is intricately tied to the well-being of our team. We have always approached this priority with a holistic approach, focused on physical, mental, and financial health, and continuously review existing and potential programming and the evolving needs of our team.

The success of our business is fundamentally connected to the well-being of our employees. On an ongoing basis, we promote the physical, mental, and financial health and wellness of our employees, including through strongly encouraging work-life balance, minimizing the employee portion of health care premiums and sponsoring a medical concierge service that provides healthcare education and support from personal consultants designed to help employees and their families navigate their healthcare experience.

In response to the COVID-19 pandemic, we used this holistic approach to craft our strategy and execution. We promptly initiated remote work plans to enhance the health environment within our offices and mitigate against transmission of the virus through significantly reducing the number of employees working on-site. As an essential business, we retained an in-office-work environment, and took many initiatives to promote the health and well-being of those in our offices, including continuous enhanced cleaning, paid on-site parking, delivered lunches, and access to on-site nurses in our offices with mandatory temperature checks. When considering the financial health of our team during this time, we established enhanced benefit programs to address expenses tied to balancing work with life under quarantine conditions, including stipends for employees working in our offices as well as working from home to assist in that transition, which we ultimately made permanent through salary increases. We also formed a COVID-19 steering team to advise on the Company’s overall response, including developing and monitoring mitigation; tracking relevant national, state and local government guidelines, directives and regulations; and assessing appropriate work-in-office protocols.

Diversity and Inclusion
We are committed to maintaining a diverse and inclusive workforce and culture. To foster this goal, we focus on promoting a culture that leverages the talents of all employees, as well as implementing practices that attract, develop, and retain diverse talent. For example, we are a member of Vibrant Pittsburgh, an economic development nonprofit that seeks to accelerate the growth rate of diverse workers in the Pittsburgh region, and we continue to pursue similar opportunities where we have our loan production offices.

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

Our investment management business is subject to extensive regulation in the United States. Chartwell and CTSC Securities are subject to Federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940, the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations and rules promulgated by various regulatory authorities, including the SEC, Financial Industry Regulatory Authority (“FINRA”), state regulators and stock exchanges. With respect to certain derivative products, our investment management business also may be subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). Changes in laws, regulations or governmental policies, both domestically and abroad, and the costs associated with compliance, could materially and adversely affect our business, results of operations, financial condition and/or cash flows.

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

Over several years the Department of Labor (“DOL”) developed a rule governing the circumstances in which a person rendering investment advice with respect to an employee benefit plan under the Employee Retirement Income Security Act of 1974 would be treated as a fiduciary for the recipient of the advice. DOL finalized a regulation in 2016, but extended the effective date, and the U.S. Court of Appeals for the Tenth Circuit effectively vacated the rule in 2018. In December 2020, the DOL finalized a new fiduciary regulation that becomes effective in February 2021. A comparable rule, issued by the SEC, popularly known as Regulation BI, for best interest took effect in June 2020. These regulations will affect our investment advisory business, but we cannot predict the nature or extent of these effects at this time, or whether these regulations will change in the future.

Regulatory Capital Requirements

Capital adequacy. The Federal Reserve monitors the capital adequacy of our holding company, on a consolidated basis, and the FDIC and the Pennsylvania Department of Banking and Securities monitor the capital adequacy of TriState Capital Bank. The regulatory agencies use a combination of risk-based ratios and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The current capital rules, which began to take effect for us in 2015, are popularly known as the Basel III Capital Rules because they are based on international standards known as Basel III. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified into three “tiers” of capital. Common Equity Tier 1 capital (“CET 1”) includes common equity, retained earnings, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. Additional “Tier 1” capital includes, among other things, qualifying non-cumulative perpetual preferred stock. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for credit losses, subject to limitations. Total capital is the total of all three tiers. The resulting capital ratios represent capital as a percentage of average assets or total risk-weighted assets, including off-balance sheet items.

In the meantime, the Basel III Capital Rules require banks and bank holding companies generally to maintain four minimum capital standards to be “adequately capitalized”: (1) a tier 1 capital to total average assets ratio (“tier 1 leverage capital ratio”) of at least 4%; (2) a common equity tier 1 capital to risk-weighted assets ratio (“CET 1 risk-based capital ratio”) of at least 4.5%; (3) a tier 1 capital to risk-weighted assets ratio (“tier 1 risk-based capital ratio”) of at least 6%; and (4) a total risk-based capital to risk-weighted assets ratio (“total risk-based capital ratio”) of at least 8%. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our primary markets. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

In addition, the Basel III Capital Rules subject a banking organization to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer (a ratio of CET1 to total risk-based assets of at least 2.5% on top of the minimum risk-based capital requirements). The implementation of the capital conservation buffer began on January 1, 2016, and the full 2.5% requirement took effect on January 1, 2019. As a result, the Company and the Bank must meet or exceed the following capital ratios to satisfy the Basel III Capital Rule requirements and to avoid the limitations on capital distributions and discretionary bonus payments to executive officers:

•tier 1 leverage ratio of 4.0%;

•CET1 risk-based capital ratio of 7.0%;

•tier 1 risk-based capital ratio of 8.5%; and

•total risk-based capital ratio to 10.5%.

When assets are risk weighted for the purpose of the risk-based capital ratios, the Basel III Capital Rules present a large number of risk weight categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. These categories may result in higher risk weights than under the earlier rules for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the Basel III Capital Rules that have particular relevance to us include:

•a formula-based approach, referred to as the collateral haircut approach, to determine the risk weight of eligible margin loans collateralized by liquid and readily marketable debt or equity securities, where the collateral is marked to fair value daily, and the transaction is subject to daily margin maintenance requirements;

•consistent with the prior risk-based capital rules, assigning exposures secured by single family residential properties to either a 50% risk weight for first-lien mortgages that meet prudential underwriting standards or a 100% risk weight category for all other mortgages;

•providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (previously set at 0%);

•assigning a 150% risk weight to all exposures that are non-accrual or 90 days or more past due (previously set at 100%), except for those secured by single family residential properties, which will be assigned a 100% risk weight, consistent with the prior risk-based capital rules;

•applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate loans for acquisition, development and construction; and

•the option to use a formula-based approach referred to as the simplified supervisory formula approach to determine the risk weight of various securitization tranches in addition to the previous “gross-up” method (replacing the credit ratings approach for certain securitization).

Further, under the Dodd-Frank Act, the federal banking agencies adopted new capital requirements to address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities. Capital guidelines may continue to evolve and may have material impacts on us or our banking subsidiary.

Under the EGRRCPA and implementing regulations of the federal banking agencies, certain banking organizations with less than $10 billion in assets may elect to satisfy a single Community Bank Leverage Ratio (“CBLR”) in lieu of the generally applicable minimum capital requirements that apply under the Basel III Capital Rules. We and TriState Capital Bank have not elected to use the CBLR framework.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay the impact of CECL on regulatory capital for up to two years (beginning January 1, 2020), followed by a three-year transition period. Due to the delayed implementation of CECL under the CARES Act, the Company will be eligible and has elected to utilize the two-year delay of CECL’s impact on its regulatory capital (from January 1, 2020 through December 31, 2021) followed by the three-year transition period of CECL impact on regulatory capital (from January 1, 2022 through December 31, 2024).

Based on our calculations, we expect that TriState Capital Holdings, Inc. and TriState Capital Bank will continue to meet all minimum capital requirements, inclusive of the capital conservation buffer, without material adverse effects on our business. However, the capital rules may continue to evolve over time and future changes may have a material adverse effect on our business. Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, a prohibition on accepting brokered deposits, other restrictions on our business and the termination of deposit insurance by the FDIC.

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

Under the current prompt corrective action provisions of the FDIC, after adopting the Basel III Capital rules, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

“Well capitalized”	“Adequately capitalized”
Tier 1 leverage ratio of at least 5%,	Tier 1 leverage ratio of at least 4%,
CET 1 risk-based ratio of at least 6.5%,	CET 1 risk-based ratio of at least 4.5%,
Tier 1 risk-based ratio of at least 8%,	Tier 1 risk-based ratio of at least 6%, and
Total risk-based ratio of at least 10%, and	Total risk-based ratio of at least 8%
Not subject to written agreement, order, capital directive or prompt corrective action directive that requires a specific capital level.

“Undercapitalized”	“Significantly undercapitalized”
Tier 1 leverage ratio less than 4%,	Tier 1 leverage ratio less than 3%,
CET 1 risk-based ratio less than 4.5%,	CET 1 risk-based ratio less than 3%,
Tier 1 risk-based ratio less than 6%, or	Tier 1 risk-based ratio less than 4%, or
Total risk-based ratio less than 8%	Total risk-based ratio less than 6%

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

A bank holding company must guarantee that a subsidiary bank performs under a capital restoration plan, including an obligation to contribute capital to the bank up to the lesser of 5% of an “undercapitalized” subsidiary bank’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements.

The prompt corrective action classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2020, TriState Capital Bank met the requirements to be categorized as “well capitalized” based on the aforementioned ratios for purposes of the prompt corrective action regulations.

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

Acquisitions by Bank Holding Companies

We must obtain the prior approval of the Federal Reserve before: (1) acquiring more than five percent of the voting stock of any bank or other bank holding company; (2) acquiring all or substantially all of the assets of any bank or bank holding company; or (3) merging or consolidating with any other bank holding company. The Federal Reserve may determine not to approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also may not approve a transaction in which the resulting institution would hold a share of state or nationwide deposits in excess of certain caps. The Federal Reserve is also required to consider the financial condition and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the community to be served, whether the transaction would result in greater or more concentrated risks to the stability of the United States banking or financial system, and the records of a bank holding company and its subsidiary bank(s) in compliance with applicable banking, consumer protection, and anti-money laundering laws.

Scope of Permissible Bank Holding Company Activities

In general, the Bank Holding Company Act limits the activities permissible for bank holding companies to the business of banking, managing or controlling banks and such other activities as the Federal Reserve has determined to be so closely related to banking as to be properly incident thereto.

A bank holding company may elect to be treated as a financial holding company if it and its depository institution subsidiaries are categorized as “well capitalized” and “well managed.” and if its depository institution subsidiaries have Community Reinvestment Act (“CRA”) records of at least “satisfactory.” A financial holding company may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. While we may determine in the future to become a financial holding company, we do not have an intention to make that election at this time.

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

Dividends

As a bank holding company, we are subject to certain restrictions on dividends under applicable banking laws and regulations. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless: (1) its net income over the last four quarters (net of dividends paid during that period) has been sufficient to fully fund the dividends; (2) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries; and (3) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act and the Basel III Capital Rules impose additional restrictions on the ability of banking institutions to pay dividends, such as limits that come into play when the capital conservation buffer falls below the required ratio. In addition, in the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

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

Incentive Compensation Guidance

The federal banking agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, provisions of the Basel III regime described above limit discretionary bonus payments to bank and bank holding company executives if the institution’s regulatory capital ratios fail to exceed certain thresholds. The scope and content of the U.S. banking regulators’ policies on incentive compensation are likely to continue evolving. In 2016, the federal banking agencies, together with certain other federal agencies, proposed a regulation to limit certain incentive-based compensation arrangements that encourage inappropriate risks by banks, bank holding companies, and certain other financial institutions. We do not know whether and when the agencies will finalize this regulation, what the final requirements will be, and how a final rule would apply to institutions of our size.

Restrictions on Transactions with Affiliates and Loans to Insiders

Federal law strictly limits the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Section 23A and 23B of the Federal Reserve Act, impose quantitative limits, qualitative standards, and collateral requirements on certain transactions by a bank with, or for the benefit of, its affiliates, and generally require those transactions to be on terms at least as favorable to the bank as transactions with non-affiliates. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization, including an expansion of the covered transactions to include credit exposures related to derivatives, repurchase agreements and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.

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

FDIC Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance assessments to the FDIC, which fund the Deposit Insurance Fund (“DIF”). An institution’s assessment rate is determined by a number of factors and metrics, including the weighted average of the institutions’s CAMELS composite rating, and metrics to measure the institution’s ability to withstand asset-related stress and funding-related stress, and has different calculation methodologies for banks that are considered “large banks” for regulator examination purposes, which the Bank began implementing in the fourth quarter of 2020. The rate also may be adjusted by the institution’s long-term unsecured debt and its brokered deposits. In addition, the FDIC can impose special assessments in certain instances. The FDIC has in past years raised assessment rates to increase funding for the Deposit Insurance Fund.

All assessment rates may change based on the reserve ratio of the DIF. The Dodd-Frank Act changed the way that deposit insurance premiums are calculated, increased the minimum designated reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. As of September 30, 2020, the DIF’s reserve ratio was 1.30%. Rates may be reduced if this ratio rises above 2.0% or 2.5%. We cannot predict how the reserve ratio may change in the future.

Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Continued action by the FDIC to replenish and increase the Deposit Insurance Fund, as well as the changes contained in the Dodd-Frank Act, or changes in the assessment calculation methodologies, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations, financial condition or future prospects.

Branching and Interstate Banking

TriState Capital Bank is permitted to establish branch offices within Pennsylvania, subject to the approval of the Pennsylvania Department of Banking and Securities and the FDIC. The Bank is also permitted to establish additional offices outside of Pennsylvania, subject to prior regulatory approval.

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

Community Reinvestment Act

TriState Capital Bank has a responsibility under the CRA, and related FDIC regulations to help meet the credit needs of its communities, including low-income and moderate-income borrowers. In connection with its examination of TriState Capital Bank, the FDIC is required to assess the Bank’s record of compliance with the CRA. The Bank’s failure to maintain a satisfactory record of CRA performance could result in denial of certain corporate applications, such as for branches or mergers, or in restrictions on its or our activities, including additional financial activities if we elect to be treated as a financial holding company.

CRA regulations provide that a financial institution may elect to have its CRA performance evaluated under the strategic plan option. The strategic plan enables the institution to structure its CRA goals and objectives to address the needs of its community consistent with its business strategy, operational focus, capacity and constraints. The Bank has operated under FDIC approved CRA Strategic Plans since January 1, 2013 and has maintained an Outstanding CRA rating since its first examination under a strategic plan in 2015.

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

Anti-Money Laundering and OFAC

Under federal law, including the Bank Secrecy Act (“BSA”) and the USA PATRIOT Act of 2001, certain financial institutions must maintain anti-money laundering programs that are reasonably designed to prevent and detect money laundering and terrorist financing, including enhanced scrutiny of account relationships, and to comply with the recordkeeping and reporting requirements of the BSA including the requirement to report suspicious activities. The programs are required to include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Law enforcement authorities also have been granted increased access to financial information maintained by financial institutions to investigate suspected money laundering or terrorist financing. The United States Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the federal banking agencies continue to issue regulations and guidance with respect to the application and requirements of the BSA and their expectations for effective anti-money laundering programs. The Anti-Money Laundering Act of 2020, which became law in January 2021, made a number of changes to anti-money laundering laws, including increasing penalties for anti-money laundering violations.

The United States Department of Treasury’s Office of Foreign Assets Control (“OFAC”) administers laws and Executive Orders that prohibit U.S. entities from engaging in transactions with certain prohibited parties. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities.

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

Bank holding companies are also prohibited from engaging in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it concludes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company is forbidden from impairing its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve deems it not prudent to do so. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that present unsafe and unsound banking practices or that constitute violations of laws or regulations.

In addition to complying with the agencies’ written regulations, standards and guidelines, banks and bank holding companies are regularly examined for safety and soundness by their appropriate federal and state regulators. These examinations are extensive and cover many items, including loan concentrations. At the end of an examination, a bank is assigned ratings for capital, assets, management, earnings, liquidity, and sensitivity to market risk as well as on overall composite rating for these elements, commonly referred to as the CAMELS rating. The Federal Reserve makes comparable findings for bank holding companies. These ratings and the reports on which they are based are highly confidential and not available to the public.

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

In addition, the Dodd-Frank Act created a new independent Consumer Finance Protection Bureau, or (“CFPB”) that has broad authority to regulate and supervise retail financial services activities of banks and various non-bank providers. The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of $10 billion or less, such as TriState Capital Bank, will continue to be examined for consumer compliance by their primary federal bank regulator. Nevertheless, certain regulations and positions established by the CFPB may become applicable to us, and the CFPB may recommend that our primary federal bank regulators take an enforcement action against us.

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

Existing U.S. Regulation

Chartwell is a registered investment adviser regulated by the SEC. Chartwell is also currently subject to regulation by the DOL and other government agencies and regulatory bodies. The Investment Advisers Act of 1940 imposes numerous obligations on registered investment advisers such as Chartwell, including recordkeeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The Investment Company Act of 1940 imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act of 1940 and the Investment Company Act of 1940, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Investment Advisers Act of 1940, the Investment Company Act of 1940 or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

Chartwell’s trading and investment activities for client accounts are also regulated under the Exchange Act, and implementing regulations, and the rules of various U.S. exchanges and self-regulatory organizations. These laws, regulations, and rules govern trading on inside information and, market manipulation, and include a broad number of technical requirements and market regulation policies.

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

There has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts. In December 2020, the DOL finalized a new fiduciary regulation that becomes effective in February 2021. A comparable rule issued by the SEC, popularly known as Regulation BI, for best interest, took effect in June 2020. Further actions that the DOL, SEC or other applicable regulatory or legislative bodies take to alter duties to clients may impact our business activities and increase our costs.

In addition, Chartwell also may be subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, particularly insofar as it acts as a “fiduciary” or “investment manager” under ERISA with respect to benefit plan clients. ERISA imposes duties on persons who are fiduciaries of ERISA plan clients, and ERISA and related provisions of the Internal Revenue Code prohibit certain transactions involving the assets of ERISA plan and Individual Retirement Account (“IRA”) clients and certain transactions by the fiduciaries (and several other related parties) to such clients.

Net Capital Requirements

CTSC is a non-clearing broker/dealer subsidiary with a primary business of wholesaling and marketing the proprietary investment products and services provided by Chartwell. CTSC is subject to net capital rules imposed by various federal, state, and foreign authorities that mandate that it maintain certain levels of capital.

Impact of Current Laws and Regulations

The cumulative effect of these laws and regulations, adds significantly to the cost of our operations and may reduce revenue opportunities, and thus has a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight, and other rules and regulations to which we are subject. In this regard these providers may have a competitive advantage over us and may successfully compete against traditional banking institutions, with a continuing adverse effect on the banking industry in general.

Future Legislation and Regulatory Reform

New statutes, regulations and policies are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. We cannot predict whether or in what form any statute, regulation or policy will be proposed or adopted or the extent to which our business may be affected by any new statue or regulation. Future legislation and policies, and the effects of that legislation and those policies, may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. Such legislation and policies have had a significant effect on the operations and activities, financial condition, results of operations, growth plans and future prospects of commercial banks and investment management businesses in the past and are expected to continue having such effects.

Available Information

All of our reports filed electronically with the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2020, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.tristatecapitalbank.com under “Who We Are,” “Investor Relations,” “SEC Documents”. These filings are also accessible on the SEC’s website at www.sec.gov.

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

Risk Factor Summary

The risks and uncertainties facing our company include, but are not limited to, the following:

Risks Relating to our Business

•COVID-19 and the impact of actions to mitigate it may materially and adversely affect our business, financial condition and results of operations.
•We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
•Our allowance for credit losses on loans and leases may prove to be insufficient, which could have a material adverse effect on our financial condition and results of operations.
•Our business may be adversely affected by competition, changes in interest rates, and conditions in the financial markets and economic conditions generally, and in the states in which we operate in particular.
•Our private banking business could be negatively impacted by rapid volatility or a prolonged downturn in the securities markets.
•A downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.
•Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.
•We rely heavily on our executive management team and other key employees, and the loss of the services of any of these individuals could adversely impact our business and reputation.
•Our business has grown rapidly, and we may not be able to maintain our historical rate of growth, including by way of strategic investments or acquisitions.
•Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
•We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, we may not be able to maintain regulatory compliance.
•Any future reductions in our credit ratings may increase our funding costs or impair our ability to effectively compete for business.
•The intention of the United Kingdom’s Financial Conduct Authority, or FCA, to cease support of LIBOR after June 30, 2023 could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth. A transition to an alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.
•Our ability to maintain our reputation is critical to the success of our business.
•Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.
•By engaging in derivative transactions, we are exposed to additional credit and market risk in our banking business.
•We rely on third parties to provide key components of our business infrastructure, including to monitor the value of and control marketable securities that collateralize our loans, and a failure of these parties to perform for any reason could disrupt our operations.
•We could be subject to losses, regulatory action and reputational harm due to fraudulent and negligent acts on the part of loan applicants, our borrowers, our clients, our employees and our vendors.

•The value of our goodwill and other intangible assets may decline in the future.
•Unauthorized access, cyber-crime and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.
•We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.
•We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.
•We may take tax filing positions or follow tax strategies that may be subject to challenge.

Risks Relating to Regulations

•We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could subject us to regulatory action or penalties.
•Federal and state bank regulators periodically conduct examinations of our business and we may be required to remediate adverse examination findings or be subject to enforcement actions.
•Applicable laws and regulations, including capital and liquidity requirements, may restrict our ability to transfer funds from our subsidiaries to us or other subsidiaries.
•If we grow to over $10 billion in total consolidated assets, we will become subject to increased regulation.

Risks Relating to an Investment in our Common Stock and Preferred Stock

•Shares of our common stock, preferred stock and underlying depositary shares are not an insured deposit.
•The market price of our securities may be subject to substantial fluctuations, including as a result of actual or anticipated issuances or sales of our securities in the future, which may make it difficult for us to raise additional capital or for you to sell your shares at the volume, prices and times desired.
•The rights of holders of our common stock are generally subordinate to the rights of holders of our debt securities and preferred stock and may be subordinate to the rights of holders of any class of preferred stock or any debt securities that we may issue in the future.
•Holders of our preferred stock and depositary shares have limited voting rights.
•We have not paid dividends on our common stock and are subject to regulatory restrictions on our ability to pay dividends.
•Our corporate governance documents, and certain applicable federal and Pennsylvania laws, could make a takeover more difficult.
•There are substantial regulatory limitations on changes of control of bank holding companies.

Risks Relating to our Business

COVID-19 and the impact of actions to mitigate it may materially and adversely affect our business, financial condition and results of operations.

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

In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures, as well as domestic and global capital market support programs. In addition, the Trump Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act, which, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. The Consolidated Appropriations Act, 2021, enacted on December 27, 2020, extended some of these relief provisions in certain respects.

In addition, the CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as troubled debt restructurings, or TDRs, to account for the current and anticipated effects of COVID-19. The CARES Act, as amended by the Consolidated Appropriations Act, 2021, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Further, our loan portfolio includes loans that are in forbearance but which are not classified as TDRs because they were current at the time forbearance began. When the forbearance periods end, we may be required to classify a portion of these loans as problem loans.

The CARES Act included a provision that permits financial institutions to defer temporarily the use of CECL until the earlier of the end of the national emergency declaration related to the COVID-19 crisis or December 31, 2020. The Consolidated Appropriations Act, 2021 extended the option to delay CECL implementation until January 1, 2022. Additionally, in an action relating to the COVID-19 pandemic, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implemented CECL in 2020 to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to a three-year transition period that the agencies had already made available in December 2018. The Company temporarily elected to delay the adoption of the CECL standard in accordance with the relief provided under the CARES Act and Consolidated Appropriations Act, 2021, though it subsequently adopted CECL retroactively to January 1, 2020, and elected to defer the regulatory capital effects of CECL in accordance with the rule promulgated by the banking agencies. As a result, the effects of CECL on the Company's and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. See “Recent Accounting Developments.”

The CARES Act and the Consolidated Appropriations Act, 2021, also include a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Federal Reserve and other federal agencies may or are required to implement. Among other provisions, sections 4022 and 4023 of the CARES Act provide mortgage loan forbearance relief to certain borrowers experiencing financial hardship during the COVID-19 emergency.

Further, in response to the COVID-19 outbreak, the Federal Reserve has implemented or announced a number of emergency lending programs and facilities to provide liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired on December 31, 2020, or were extended for brief periods into 2021. The expiration of these facilities could have an adverse effect on the U.S. economy and ultimately on our business. Moreover, if federal stimulus measures and emergency lending programs and liquidity facilities are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our business, results of operations, and financial condition more substantially over a longer period of time.

Additionally, TriState Capital Bank is a participating lender in one of the Federal Reserve’s emergency lending programs, the Main Street Lending Program, which the Federal Reserve established to support lending to small- and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The Bank’s participation in this program could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation.

In response to the COVID-19 pandemic, all of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

The economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession (including due to uncertainty regarding the impacts of a resurgence of COVID-19 infections, as well as a significant decrease in consumer confidence and business generally). The continuation of these conditions, the impacts of the CARES Act, and other federal and state measures, specifically with respect to loan forbearances, has adversely impacted our businesses and results of operations and the business and operations of at least some of our borrowers, customers and business partners, and these impacts may be material. In particular, these events have had, or may have, the following effects, among other things:

•impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies;
•impair the value of collateral securing loans;
•impair the value of our securities portfolio;
•require an increase in our allowance for credit losses on loans and leases (ACL);
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

The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the national or global economies, nor the pace of the economic recovery when the COVID-19 pandemic subsides. The decline in economic conditions generally and a prolonged negative impact on middle market businesses, in particular, due to COVID-19 are likely to result in a material adverse effect to our business, financial condition and results of operations in future periods.

In addition, to the extent COVID-19 adversely affects our business, financial condition and results of operations, and global economic conditions more generally, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

Our business depends on our ability to successfully measure and manage credit risk and maintain disciplined and prudent underwriting standards. The business of lending is inherently risky, and includes the risk that the principal or interest on any loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which loans may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions, and many of our loans are made to middle-market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio, which may result in loan defaults, foreclosures and additional charge-offs, and may require us to significantly increase our ACL, each of which could adversely affect our net income. In addition, the weakening of our underwriting standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by our employees, may result in loan defaults, foreclosures and additional charge-offs or an increase in ACL, any of which could adversely affect our net income. As a result, our inability to successfully manage credit risk and our underwriting standards could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our allowance for credit losses on loans and leases may prove to be insufficient, which could have a material adverse effect on our financial condition and results of operations.

Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an ACL that represents management’s judgment of probable losses in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of historical losses in our portfolio and general economic conditions, among other factors. The determination of the ACL is inherently subjective and requires us to make significant assumptions, which may change or be incorrect. Inaccurate assumptions, deterioration of economic conditions, new information, the identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ACL. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our ACL and may direct us to make additions to it. Further, if actual charge-offs in future periods exceed the amounts allocated to the ACL, we may need additional provision for loan losses to restore the adequacy of our ACL. While we believe that our ACL was adequate at December 31, 2020, there is no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. If we are required to materially increase our level of ACL for any reason, such increase could materially decrease our net income and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

A material portion of our loan portfolio is comprised of commercial loans secured by general business assets, the deterioration in value of which could expose us to credit losses.

Historically, a material portion of our loans held-for-investment have been comprised of commercial loans to businesses collateralized by business assets including, among other things, accounts receivable, inventory, equipment, cash value life insurance and owner-occupied real estate. These commercial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes movable property, such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. In addition, a portion of our customer base may be exposed to volatile businesses or industries which are sensitive to commodity prices or market fluctuations, such as energy prices. Accordingly, negative changes in commodity prices, real estate values and liquidity could impair the value of the collateral securing these loans.

Historically, losses in our commercial credits have been higher than losses in other segments of our loan portfolio. Significant adverse changes in various industries could cause rapid declines in values and collectability resulting in inadequate collateral coverage that may expose us to credit losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects. As of December 31, 2020, we had commercial and industrial loans outstanding of $1.27 billion, or 15.5% of our loans held-for-investment, and owner-occupied commercial real estate loans outstanding of $470.2 million, or 5.7% of our loans held-for-investment.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally, and in the states in which we operate in particular.

If the overall economic climate in the United States, generally, and our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of non-performing loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses.

Many of our customers are commercial enterprises whose business and financial condition are sensitive to changes in the general economy of the United States. Our businesses and operations are, in turn, sensitive to these same general economic conditions. If the United States experiences a deterioration or other significant volatility in economic conditions, our growth and profitability could be constrained. In addition, any future downgrade of the credit rating of the United States, failures to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the United States federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we may hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In addition, any resulting decline in the financial markets could affect the value of marketable securities that serve as collateral for our loans and the ability of our customers to repay loans. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency and the withdrawal of the United Kingdom from the European Union, as well as concerns regarding terrorism and potential hostilities with various countries, could affect the stability of global financial markets, which could negatively affect U.S. economic conditions. Any of these developments could have a material adverse effect on our business, financial condition and future prospects.

Our commercial banking operations are concentrated in Pennsylvania, New Jersey, New York and Ohio. As a result, our business is affected by changes in the economic conditions of those states and the regions of which they are a part. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets, and we are vulnerable to a downturn in the local economies in these areas. For example, low energy prices have adversely impacted and may continue to adversely impact the economies of Western Pennsylvania and Northeastern Ohio, two of our significant commercial banking markets, which have industries focused on shale gas exploration and shale gas production. Although we do not make loans to companies directly engaged in oil and gas production, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our business and financial condition. Because of our geographic concentration, we may be less able than other financial institutions to diversify our credit risks across multiple markets.

Weak economic conditions can be characterized by deflation, fluctuations in debt and equity capital markets, lack of liquidity and depressed prices in the secondary market for loans, increased delinquencies on loans, real estate price declines, and lower commercial activity. All of these factors can be detrimental to the business and/or financial position of our customers and their ability to repay loans as well as the value of the collateral supporting our loans, which could adversely impact demand for our credit products as well as our credit quality. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our non-owner-occupied commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2020, we had outstanding loans secured by non-owner-occupied commercial properties of $1.93 billion, or 23%, of our loans held-for-investment. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the secured property. These loans typically expose a lender to greater credit risk than loans secured by other types of collateral due to a number of factors, including the concentration of principal in a limited number of loans and borrowers, the difficulty of liquidating the collateral securing these loans and the relatively larger loan balances compared to single borrowers. In addition, the amount we may realize after a default is dependent upon factors outside of our control, including, but not limited to, economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged property, occupancy rates, zoning laws, regulatory rules, and natural disasters. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with residential or consumer loan portfolios.

An unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio or the inability of only a few of our largest borrowers to repay their loan obligations could result in us increasing our ACL, which would reduce our profitability and have a material adverse effect on our business, financial condition and future prospects.

Our private banking business could be negatively impacted by rapid volatility or a prolonged downturn in the securities markets.

Marketable-securities-backed private banking loans represent a material portion of our business and constitute the fastest growing portion of our loan portfolio. As of December 31, 2020, we had outstanding marketable-securities-backed private banking loans of $4.74 billion, or 57.5% of our loans held-for-investment. We expect to continue to increase the percentage of our loan portfolio represented by marketable-securities-backed private banking loans in the future. A sharp or prolonged decline in the value of the collateral that secures these loans could materially adversely affect the growth prospects and loan performance in this segment of our loan portfolio and, as a result, could materially adversely affect our business, financial condition, results of operations and future prospects.

A downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

A material portion of our loans are secured by real estate as a primary component of collateral. Real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value. A general decline in real estate values, particularly in our primary markets, could impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our ACL. In addition, we could be subject to costly environmental liabilities with respect to foreclosed properties. In the event of a default with respect to any of these loans, the amount we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our ACL, our profitability could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15.0% of our unimpaired capital and surplus to any one borrower. We have established an internal lending limit that is significantly lower than our legal lending limit and, based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged. Brokered deposits may not be as stable as other types of deposits and, in the future, those depositors may not renew their deposits, or we may have to pay a higher interest rate to keep those deposits or replace them with other deposits or with funds from other sources. Additionally, if TriState Capital Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or roll over brokered deposits without a waiver from the Federal Deposit Insurance Corporation, or FDIC. Our inability to maintain or replace these brokered deposits as they mature could adversely affect our liquidity and results of operations. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin, net income and financial condition.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.

Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. Our preferred source of funds for our banking business consists of core customer deposits; however, we rely on other sources such as brokered deposits and Federal Home Loan Bank, or FHLB, advances. In addition to our competition with other banks for deposits, such account and deposit balances can decrease when customers perceive alternative investments as providing a better risk/return trade off. If customers move money out of bank deposits and into other investments, we may increase our utilization of brokered deposits, FHLB advances and other wholesale funding sources necessary to fund desired growth levels.

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

Any future decrease in our credit ratings by one or more rating agencies could impact our access to the capital markets or short-term funding or increase our financing costs, and thereby adversely affect our financial condition and liquidity. In the event of a ratings downgrade, our clients and counterparties may terminate their relationships with us, be less likely to engage in transactions with us, or only engage in transactions with us on terms that are less favorable than those currently in place. We cannot predict whether client relationships or opportunities for future relationships could be adversely affected by clients who choose to do business with a higher-rated institution. The inability to maintain our credit ratings have a material adverse effect on our business, financial condition, results of operations or future prospects.

Changes in interest rates could negatively impact the profitability of our banking business.

Our profitability depends to a significant extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies including, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could not only influence the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our net income, could be adversely affected.

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

The intention of the United Kingdom’s FCA to cease support of LIBOR after June 30, 2023 could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth. A transition to an alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.

The FCA has announced its intention to cease publication of certain tenors of LIBOR at the end of 2021 and to extend the publication of certain tenors of LIBOR through June 30, 2023, but the Federal Reserve has continued to encourage banks to transition away from

LIBOR as soon as practicable. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future, we cannot predict when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate, or SOFR, will become the market benchmark in its place or what impact such a transition may have on our business, results of operations and financial condition.

The selection of SOFR as the alternative reference rate for these products currently presents certain market concerns because SOFR (unlike LIBOR) does not have an inherent term structure or credit risk component. A methodology has been developed to calculate SOFR-based term rates, and the Federal Reserve has published such rates daily since early 2020. However, the methodology has not been tested for an extended period of time, which may limit market acceptance of the use of SOFR. In addition, SOFR may not be a suitable alternative to LIBOR for all of our financial products, and it is uncertain what other rates might be appropriate for that purpose. It is uncertain whether these other indices will remain acceptable alternatives for such products. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark.

We have a significant number of financial products, including mortgage loans, mortgage-related securities, other debt securities and derivatives, that are tied to LIBOR, and we continue to enter into transactions involving such products that will mature beyond 2021 with appropriate fallback transition language for an alternative reference rate. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection with remediating these problems, and by creating the possibility of disagreements with counterparties.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance.

A material portion of our earnings is derived from Chartwell, our investment management business. Chartwell may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance. The investment management business is intensely competitive. There are over 1,000 firms which we consider to be primary competitors. In addition to competition from other institutional investment management firms, Chartwell competes with passive index funds, ETFs and investment alternatives such as hedge funds. Many competitors offer similar products to those offered by Chartwell and the performance of competitors’ products could lead to a loss of investment in similar Chartwell products, regardless of the performance of such products.

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

We cannot guarantee that our investment performance will be favorable in the future. The financial markets and businesses operating in the securities industry are highly volatile and affected by, among other factors, economic conditions and trends in business, all of which are beyond our control. Declines in the financial markets, changes in interest rates or a lack of sustained growth may result in declines in the performance of our investment management business and the assets under management. Because the revenues of our investment management business are, to a large extent, comprised of fees based on assets under management, such declines could adversely affect our business.

We face significant competitive pressures that could impair our growth, decrease our profitability or reduce our market share.

We operate in the highly competitive financial services industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits, providing financial management products and services, and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints. Because of their scale, many of these competitors can be more aggressive than we can be on loan, deposit and financial services pricing. In addition, many of our non-bank and non-institutional financial management competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation; legislative, regulatory and technological changes; and the emergence of alternative banking sources and investment management products and services. Additionally, technology has lowered barriers to entry.

Our ability to compete successfully will depend on a number of factors, including our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound business practices; the scope, relevance, performance and pricing of products and services that we offer; customer satisfaction with our products and services; industry and general economic trends; and our ability to keep pace with technological advances and to invest in new technology. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans or the fees we charge on banking or investment management products and services, all of which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that have a possibility of producing results that could be materially different than originally reported.

For example, effective January 1, 2020, TriState Capital Bank adopted new accounting guidance for estimating credit losses on loans receivable, held-to-maturity debt securities, and unfunded loan commitments. The current expected credit losses, or CECL, model significantly changed how entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses that occur over the life of the financial asset. This requires reserves over the life of the loan rather than the loss emergence period used in the prior model. The CECL guidance requires the implementation of new modeling to quantify this estimate by using principles of not only relevant historical experience and current conditions, but also reasonable and supportable forecasts of future events and circumstances, thus incorporating a broad range of estimates and assumptions in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Adoption of, and efforts to implement, this guidance has caused and may cause our ACL to change materially in the future, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. Since inception, our company has very limited loss experience. As a result, our implementation of CECL utilizes a combination of internal and external data to estimate lifetime loss rates. The availability and quality of relevant historical information under this estimation process, the accuracy of forecasts that are required under the CECL methodology, and the development of effective modeling to implement the CECL methodology can have material impacts on current and future provision reserve requirements.

By engaging in derivative transactions, we are exposed to additional credit and market risk in our banking business.

We use interest rate swaps to help manage interest rate risk in our banking business with respect to recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk and differences in the amount, timing, and duration of our known or expected cash receipts principally related to certain of our fixed-rate loan assets or certain of our variable-rate borrowings. We also have derivatives that result from a service we provide to certain qualifying customers approved through our credit process.

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

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial services companies.  The financial services industry is highly interrelated as a result of trading, clearing, servicing, custody arrangements, counterparty and other relationships.  We have exposure to different industries and counterparties, including through transactions with counterparties and intermediaries in the financial services industry such as brokers and dealers, commercial banks, insurance companies, investment banks, mutual and hedge funds and other institutional clients.  In addition, we participate in loans originated by other financial institutions (including shared national credits) and our private banking channel relies on relationships with other financial services companies for referrals.  As a result, declines in the financial condition of, defaults of, or even rumors or questions about, one or more financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions.  In addition, problems that arise in our relationships with financial services companies may result in a slow-down or cessation in referrals that we receive from these financial services companies.  These problems, losses or defaults could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on third parties to provide key components of our business infrastructure, including to monitor the value of and control marketable securities that collateralize our loans, and a failure of these parties to perform for any reason could disrupt our operations.

Third parties provide key components of our business infrastructure such as loan and account servicing, data processing, internet connections, network access, core application processing, statement production and account analysis. Our business depends on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. In addition, we utilize the systems of these third parties to provide information to us so that we can quickly and accurately monitor changes in the value of marketable securities that serve as collateral. We also rely on these third parties to provide control over marketable securities for purposes of perfecting our security interests and retaining the collateral in the applicable accounts.

The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions or impaired performance of our systems and technology due to malfunctions, programming inaccuracies or other circumstances or events. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated system failure or service denial, it could compromise our ability to effectively operate, assess and react to a risk in our loan portfolio, damage our reputation, result in a loss of customer business or financial damages from customer businesses, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Although we plan to continue to grow our business organically, we may seek opportunities to invest in or acquire investment management businesses or other businesses that we believe would complement our existing business model. Any potential future investment or acquisition activities could be material to our business and involve a number of risks, including significant time and expense required to identify, evaluate and negotiate potential transactions; an inability to attract acceptable funding; failure to secure regulatory approvals or to secure those approvals on favorable terms; the limited experience of our management team in working together on acquisitions and integration activities; the time, expense and difficulty of integrating the combined businesses; an inability to realize expected synergies or returns on investment; potential disruption of our ongoing business; an inability to maintain adequate regulatory capital; and a loss of key employees or key customers. We may not be successful in overcoming these risks or any other problems. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

In our prior asset management acquisitions, we have generally recognized intangible assets, including customer relationship intangible assets and goodwill, in our consolidated statements of financial condition, but we may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodically reviews the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. Although we have determined that goodwill and other intangible assets were not impaired during 2020, a significant and sustained decline in assets under management in our investment management business, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill or other intangible assets. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which could result in a material charge to earnings and would adversely affect our results of operations.

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

A breach of our security or the security of any of our third-party vendors that results in unauthorized access to our data, including personal and financial information of our customers, could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, regulatory scrutiny and reputational damage. Maintaining our security measures may also create risks associated with implementing and integrating new systems. In addition, our investment management business could be harmed by cyber incidents affecting issuers in which its customers’ assets are invested, and our private banking business could be harmed by such incidents. Any such breaches of security or cyber-incidents could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Beyond breaches of our security or the security of our third-party vendors or their affiliates, as a result of financial entities and technology systems becoming more interdependent and complex, a cyber-incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information, in various information systems that we maintain and in those maintained by third-party service providers. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). Various state and federal banking regulators and other law enforcement bodies have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information comply with all applicable laws and regulations may increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us. If personal, confidential or proprietary information of our customers or others were to be mishandled or misused, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition, results of operations and future prospects.

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

Banking is highly regulated under federal and state law. We are subject to extensive regulation and supervision that governs almost all aspects of our operations. As a registered bank holding company, we are subject to supervision, regulation and examination by the Federal Reserve. As a commercial bank chartered under the laws of Pennsylvania, TriState Capital Bank is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities, or PDBS, and the FDIC. Our investment management business is subject to extensive regulation in the United States. Chartwell and Chartwell TSC are subject to federal securities laws, principally the Securities Act of 1933, as amended, the Investment Company Act of 1940, as amended, the Investment Advisers Act of 1940, as amended, and other regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority, Inc., stock exchanges, and applicable state laws. Our investment management business also may be subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Our investment management business also is affected by various regulations governing banks and other financial institutions. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil monetary penalties or damage to our reputation, all of which could adversely affect our business, financial condition, results of operations and future prospects.

The banking agencies have broad enforcement power over bank holding companies and banks, including with respect to unsafe or unsound practices or violations of law. See “Federal and state bank regulators periodically conduct examinations of our business and we may be required to remediate adverse examination findings or be subject to enforcement actions.”

In addition to the safety and soundness focus, there are significant banking regulations relating to other aspects of our business, including borrower protection and community development. With respect to our community development obligations under the Community Reinvestment Act, or CRA, we have an approved CRA strategic plan for the years 2021 through 2023. While we currently believe we will succeed in obtaining approval from the FDIC for our CRA strategic plan commencing in 2024, we cannot guarantee that we will obtain such an approval, in which case we would be subject to the CRA for traditional large banks, which could have material adverse effects on our business, results of operations, financial condition and future prospects. For additional information, see “Supervision and Regulation-Community Reinvestment Act.”

Another significant banking regulation applicable to us is the Dodd-Frank Act, which comprehensively reformed the regulation of financial institutions, products and services. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. While a significant number of regulations have already been promulgated to implement the Dodd-Frank Act, the regulatory agencies may revise certain of these regulations that have been promulgated. We may be forced to invest significant management attention and resources to make any necessary changes related to the Dodd-Frank Act and regulations promulgated thereunder, which may adversely affect our business, financial condition, results of operations and future prospects.

Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and impose additional compliance costs. Further, any new laws, regulations or policies, could make compliance more difficult or expensive. Failure to comply with these laws, regulations and policies, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, which could have an adverse impact on our business, financial condition, results of operations and future prospects.

Federal and state bank regulators periodically conduct examinations of our business and we may be required to remediate adverse examination findings or be subject to enforcement actions.

The Federal Reserve, the FDIC and the PDBS periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a bank regulatory agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or TriState Capital Bank were in violation of any law or regulation, it may take a number of different remedial actions. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, TriState Capital Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate TriState Capital Bank’s charter or deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business.

The Bank’s FDIC deposit insurance premiums and assessments may increase.

The deposits of TriState Capital Bank are insured by the FDIC up to legal limits and, accordingly, subject the Bank to the payment of FDIC deposit insurance assessments. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. The Bank’s regular assessments are determined within a range of base assessment rates based in part on the Bank’s CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. Moreover, the FDIC has the unilateral authority to change deposit insurance assessment rates and the manner in which deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. High levels of bank failures since 2007 and increases in the statutory deposit insurance limits have increased costs to the FDIC to resolve bank failures and have put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund, the FDIC increased deposit insurance assessment rates and charged a special assessment to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. If the Bank exceeds $10 billion in total assets for four consecutive quarters, it will become subject to the FDIC’s large bank pricing methodology, which may result in the Bank paying different, and potentially higher, deposit assessment rates.

We are subject to numerous laws designed to protect consumers, including fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The CFPB, the Department of Justice and other federal and state banking agencies are responsible for enforcing these laws and regulations. Smaller banks, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. Accordingly, CFPB rulemaking has the potential to have a significant impact on the operations of financial institutions offering consumer financial products or services, including the Bank. Additionally, banking organizations with $10 billion or more in assets are subject to examination and supervision by the CFPB. See “If we grow to over $10 billion in total consolidated assets, we will become subject to increased regulation.”

A successful regulatory challenge to an institution’s performance under fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other federal and state laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement

Network of the U.S. Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with state and federal banking regulators, as well as the Department of Justice, the CFPB, the Drug Enforcement Administration, the Office of Foreign Assets Control, or OFAC, and the Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. To comply with regulations, guidelines and examination procedures in these areas, we have dedicated significant resources to our anti-money laundering program and OFAC compliance. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, and an inability to obtain regulatory approvals for any acquisitions we desire to make. We could also incur increased costs and expenses to improve our anti-money laundering procedures and systems to comply with any regulatory requirements or actions. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are a holding company and we depend upon our subsidiaries for liquidity. Applicable laws and regulations, including capital and liquidity requirements, may restrict our ability to transfer funds from our subsidiaries to us or other subsidiaries.

TriState Capital Holdings, Inc., as the parent company, is a separate and distinct legal entity from our banking and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company. For instance, the parent company depends on distributions and other payments from our banking and nonbank subsidiaries to fund all payments on our other obligations, including debt obligations. Our bank and investment management subsidiaries are subject to laws that restrict dividend payments or authorize regulatory bodies to prohibit or limit the flow of funds from those subsidiaries to the parent company or other subsidiaries. In addition, our bank and investment management subsidiaries are subject to restrictions on their ability to lend to or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. These limitations may hinder our ability to implement our business strategy which, in turn, could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If we grow to over $10 billion in total consolidated assets, we will become subject to increased regulation.

Federal law imposes heightened requirements on bank holding companies and depository institutions that exceed $10 billion in total consolidated assets. An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters. Additionally, other regulatory requirements apply to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets, including the restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets.

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

Our common stock and depositary shares underlying our 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (“Series A Preferred Stock”) and our 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the “Series B Preferred Stock”) are listed on Nasdaq, but we may be unable to meet continued listing standards. In addition, an active, liquid trading market for such securities may not be sustained. A public trading market having depth, liquidity and orderliness depends upon the presence in the marketplace and independent decisions of willing buyers and sellers of our common stock, over which we have no control. Without an active, liquid trading market for our common stock, shareholders may not be able to sell their shares at the volume, prices and times desired. The lack of an established market could adversely affect the value of our common stock.

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

The market price of our common stock and depositary shares underlying our Series A Preferred Stock and Series B Preferred Stock may be highly volatile, which may make it difficult to resell shares of our securities at the volume, prices and times desired. There are many factors that may impact the market price and trading volume of our securities, including, without limitation:

•actual or anticipated fluctuations in our operating results or financial condition or general changes in economic conditions;

•the effects of, and changes in, trade, monetary and fiscal policies, accounting standards, policies, interpretations or principles or in laws or regulations affecting us;

•public reaction to our press releases, our other public announcements or our filings with the SEC;

•publication of research reports about us, our competitors, or the financial services industry or changes in, or failure to meet, securities analysts’ estimates of our performance, or lack of research reports by industry analysts or ceasing of coverage;

•operating and stock price performance of companies that investors deemed comparable to us;

•additional or anticipated sales of our common stock or other securities by us or our existing shareholders;

•significant amounts of short selling of our common stock, or the perception that a significant amount of short sales could occur;

•additions or departures of key personnel;

•perceptions in the marketplace regarding our competitors and/or us;

•significant acquisitions or business combinations, partnerships, joint ventures or capital commitments by us or our competitors;

•other economic, competitive, governmental, regulatory and technological factors affecting our business; and

•other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core market or the financial services industry.

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

In addition, in December 2020, we issued, in a private placement for aggregate consideration of $105 million, (i) 2,770,083 shares of common stock, (ii) 650 shares of Series C perpetual non-cumulative convertible non-voting preferred stock, no par value (“Series C Preferred Stock”) and (iii) warrants exercisable for an aggregate of 922,438 shares of common stock (or, if approved by our stockholders, a future series of non-voting common stock). Each share of Series C Preferred Stock may be converted into shares of our common stock or, if created, a future series of non-voting common stock, for an initial conversion price of $13.75 per share. Conversion of all of the shares of Series C Preferred Stock issued in the private placement would result in the issuance of an aggregate of 4,727,272 shares of common stock or, if created, non-voting common stock, as applicable. If holders of the Series C Preferred Stock choose to receive dividends in the form of additional shares of Series C Preferred Stock and all 138 shares of Series C Preferred Stock to be authorized as dividends are issued, an additional 1,003,636 shares of common stock or, if created, non-voting common stock could be issuable upon conversion of such shares. Exercise of all of the warrants issued in the private placement would result in the issuance of an aggregate of 922,438 additional shares of common stock or, if created, non-voting common stock, as applicable. We granted registration rights covering the common stock issued in the private placement as well as the common stock (and, if approved by our stockholders, non-voting common stock) issuable in connection with conversion of the Series C Preferred Stock and exercise of the warrants.

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

Our board of directors has the authority to issue debt securities as well as an aggregate of up to 150,000 shares of preferred stock on the terms it determines without shareholder approval. In 2018, we issued 40,250 shares of Series A Preferred Stock in the form of 1.6 million depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock. In 2019, we issued 80,500 shares of Series B Preferred Stock in the form of 3.2 million depositary shares, each representing ownership of a 1/40th interest in a share of Series B Preferred Stock. In 2020, we issued 650 shares of Series C Preferred Stock. Any debt or shares of preferred stock that we may issue in the future will be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

Holders of our preferred stock and depositary shares have limited voting rights.
Holders of the Series A Preferred Stock and Series B Preferred Stock (and, accordingly, holders of the depositary shares underlying such stock), as well as holders of the Series C Preferred Stock, will have no voting rights with respect to matters that generally require the approval of our voting common shareholders. Holders of preferred stock have voting rights that are generally limited to, with respect to the series of preferred stock held, (i) authorizing, creating or issuing any capital stock ranking senior to such preferred stock as to dividends or the distribution of assets upon liquidation, (ii) amending, altering or repealing any provision of our Articles of Incorporation, so as to adversely affect the powers, preferences or special rights of such series of preferred stock, and (iii) with respect to the Series C Preferred Stock, holders have the right to vote on any voluntary liquidation, dissolution, or winding up of the Company.

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

Our corporate governance documents, and certain applicable federal and Pennsylvania laws, could make a takeover more difficult.

Certain provisions of our amended and restated articles of incorporation, our bylaws, as amended, and federal and Pennsylvania corporate and banking laws, could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. These provisions, and the corporate and banking laws and regulations applicable to us:

•empower our board of directors, without shareholder approval, to issue preferred stock, the terms of which, including voting power, are set by our board of directors;

•divide our board of directors into four classes serving staggered four-year terms;

•eliminate cumulative voting in elections of directors;

•require the request of holders of at least 10% of the outstanding shares of our capital stock entitled to vote at a meeting to call a special shareholders’ meeting;

•require at least 60 days’ advance notice of nominations by shareholders for the election of directors and the presentation of shareholder proposals at meetings of shareholders; and

•require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including circumstances in which our shareholders might otherwise receive a premium over the market price of our shares.

There are substantial regulatory limitations on changes of control of bank holding companies.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% or more if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Similarly, prior approval of the PDBS is required for a person to acquire more than 10% of any class of our outstanding shares. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions effectively inhibit certain takeovers, mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office consists of leased office space located at One Oxford Centre, Suite 2700, 301 Grant Street, Pittsburgh, Pennsylvania. We also lease office space for each of our four representative bank offices in the metropolitan areas of Philadelphia, Pennsylvania; Cleveland, Ohio; Edison, New Jersey; and New York, New York; and we lease office space for Chartwell Investment Partners, LLC in Berwyn, Pennsylvania. The leases for our facilities have terms expiring at dates ranging from 2021 and 2036, although certain of the leases contain options to extend beyond these dates. We believe that our current facilities are adequate for our current level of operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the year ended December 31, 2020, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TSC.” On December 31, 2020, there were approximately 164 holders of record of our common stock, listed with our registered agent.

No cash dividends have ever been paid by us on our common stock. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank and Chartwell subsidiaries. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending December 31, 2020, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2015. The performance graph represents past performance and should not be considered to be an indication of future performance.

Total Return Performance
Index Value
260
240
220
200
180
160
140
120
100
80
60
2015
2016
2017
2018
2019
2020
TriState Capital Holdings, Inc.
Russell 2000 Index
NASDAQ Bank Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended December 31, 2020:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	832	$14.83	—	$9,758,275
November 1, 2020 - November 30, 2020	3,756	15.67	—	9,758,275
December 1, 2020 - December 31, 2020	10,764	16.30	—	9,758,275
Total	15,352	$16.07	—	$9,758,275
(1)The 15,352 shares of treasury stock in the table above were acquired during the periods mentioned in connection with the exercise, net settlement, cancellation, or vesting of equity awards. These shares were not part of a publicly announced plan or program.
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

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2020, 2019 and 2018, and the selected balance sheet data as of December 31, 2020 and 2019, from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2017 and 2016, and the selected balance sheet data as of December 31, 2018, 2017 and 2016, from our audited consolidated financial statements not included in this Form 10-K. The performance, asset quality and capital ratios are unaudited and derived from the audited financial statements as of and for the years presented. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Period-end balance sheet data:
Cash and cash equivalents	$435,442	$403,855	$189,985	$156,153	$103,994
Total investment securities, net	842,545	469,150	466,759	220,552	238,473
Loans and leases held-for-investment	8,237,418	6,577,559	5,132,873	4,184,244	3,401,054
Allowance for credit losses on loan and lease losses	(34,630)	(14,108)	(13,208)	(14,417)	(18,762)
Loans and leases held-for-investment, net	8,202,788	6,563,451	5,119,665	4,169,827	3,382,292
Goodwill and other intangibles, net	63,911	65,854	67,863	65,358	67,209
Other assets	352,130	263,500	191,383	166,007	138,489
Total assets	$9,896,816	$7,765,810	$6,035,655	$4,777,897	$3,930,457

Deposits	$8,489,089	$6,634,613	$5,050,461	$3,987,611	$3,286,779
Borrowings, net	400,493	355,000	404,166	335,913	239,510
Other liabilities	250,089	154,916	101,674	65,302	52,361
Total liabilities	9,139,671	7,144,529	5,556,301	4,388,826	3,578,650
Preferred stock	177,143	116,079	38,468	—	—
Common shareholders' equity	580,002	505,202	440,886	389,071	351,807
Total shareholders' equity	757,145	621,281	479,354	389,071	351,807
Total liabilities and shareholders' equity	$9,896,816	$7,765,810	$6,035,655	$4,777,897	$3,930,457

Income statement data:
Interest income	$217,095	$262,447	$199,786	$134,295	$98,312
Interest expense	79,151	135,390	86,382	42,942	23,499
Net interest income	137,944	127,057	113,404	91,353	74,813
Provision (credit) for credit losses	19,400	(968)	(205)	(623)	838
Net interest income after provision for credit losses	118,544	128,025	113,609	91,976	73,975
Non-interest income:
Investment management fees	32,035	36,442	37,647	37,100	37,035
Net gain (loss) on the sale and call of debt securities	3,948	416	(70)	310	77
Other non-interest income	21,222	15,924	10,340	9,556	9,396
Total non-interest income	57,205	52,782	47,917	46,966	46,508
Non-interest expense:
Intangible amortization expense	1,944	2,009	1,968	1,851	1,753
Change in fair value of acquisition earn out	—	—	(218)	—	(3,687)
Other non-interest expense	121,159	110,140	99,407	89,621	80,728
Non-interest expense	123,103	112,149	101,157	91,472	78,794
Income before tax	52,646	68,658	60,369	47,470	41,689
Income tax expense	7,412	8,465	5,945	9,482	13,048
Net income	$45,234	$60,193	$54,424	$37,988	$28,641
Preferred stock dividends	7,873	5,753	2,120	—	—
Net income available to common shareholders	$37,361	$54,440	$52,304	$37,988	$28,641

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Per share and share data:
Earnings per common share:
Basic	$1.32	$1.95	$1.90	$1.38	$1.04
Diluted	$1.30	$1.89	$1.81	$1.32	$1.01
Book value per common share	$17.78	$17.21	$15.27	$13.61	$12.38
Tangible book value per common share (1)	$15.82	$14.97	$12.92	$11.32	$10.02
Common shares outstanding, at end of period	32,620,150	29,355,986	28,878,674	28,591,101	28,415,654
Weighted average common shares outstanding:
Basic	28,267,512	27,864,933	27,583,519	27,550,833	27,593,725
Diluted	28,738,468	28,833,335	28,833,396	28,711,322	28,359,152

Performance ratios:
Return on average assets	0.50%	0.89%	1.04%	0.89%	0.81%
Return on average common equity	7.15%	11.47%	12.57%	10.30%	8.48%
Net interest margin (2)	1.58%	1.97%	2.26%	2.25%	2.23%
Total revenue (1)	$191,201	$179,423	$161,391	$138,009	$121,244
Pre-tax, pre-provision net revenue (1)	$68,098	$67,274	$60,234	$46,537	$42,450
Bank efficiency ratio (1)	55.57%	54.49%	53.09%	57.39%	61.17%
Non-interest expense to average assets	1.35%	1.66%	1.93%	2.15%	2.23%

Asset quality:
Non-performing loans	$9,680	$184	$2,237	$3,183	$17,790
Non-performing assets	$12,404	$4,434	$5,661	$6,759	$21,968
Other real estate owned	$2,724	$4,250	$3,424	$3,576	$4,178
Non-performing assets to total assets	0.13%	0.06%	0.09%	0.14%	0.56%
Non-performing loans to total loans	0.12%	—%	0.04%	0.08%	0.52%
Allowance for credit losses on loans and leases to loans	0.42%	0.21%	0.26%	0.34%	0.55%
Allowance for credit losses on loans and leases to non-performing loans	357.75%	7,667.39%	590.43%	452.94%	105.46%
Net charge-offs (recoveries)	$(279)	$(1,868)	$1,004	$3,722	$50
Net charge-offs (recoveries) to average total loans	—%	(0.03)%	0.02%	0.10%	—%

Capital ratios:
Average equity to average assets	7.00%	8.29%	8.49%	8.65%	9.56%
Tier 1 leverage ratio	7.29%	7.54%	7.28%	7.25%	7.90%
Common equity tier 1 risk-based capital ratio	8.99%	9.32%	9.64%	11.14%	11.49%
Tier 1 risk-based capital ratio	11.99%	11.75%	10.58%	11.14%	11.49%
Total risk-based capital ratio	14.12%	12.05%	10.86%	11.72%	12.66%
Bank tier 1 leverage ratio	7.83%	7.22%	7.49%	7.55%	8.04%
Bank common equity tier 1 risk-based capital ratio	12.89%	11.26%	10.90%	11.62%	11.75%
Bank tier 1 risk-based capital ratio	12.89%	11.26%	10.90%	11.62%	11.75%
Bank total risk-based capital ratio	13.41%	11.57%	11.25%	11.99%	12.39%

Investment Management Segment:
Assets under management	$10,263,000	$9,701,000	$9,189,000	$8,309,000	$8,055,000
EBITDA (1)	$5,473	$5,824	$6,900	$7,421	$13,208

(1)These measures are not measures recognized under GAAP and are therefore considered to be non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.
(2)Net interest margin is calculated on a fully taxable equivalent basis.

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “tangible assets,” “tangible assets excluding private banking loans,” tangible common equity ratio,” “tangible common equity ratio excluding private banking loans,” “total revenue,” “pre-tax, pre-provision net revenue,” “efficiency ratio,” and “EBITDA.” These non-GAAP financial measures are supplemental measures that we believe provide management and our investors with a more detailed understanding of our performance, although these measures are not necessarily comparable to similar measures that may be presented by other companies. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP.

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

Pre-tax, pre-provision net revenue” is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of debt securities and total non-interest expense. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for credit losses on loans and leases and changes in our tax rates and other items that are unrelated to our core business.

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

	December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Tangible common equity and tangible book value per common share:
Common shareholders' equity	$580,002	$505,202	$440,886	$389,071	$351,807
Less: goodwill and intangible assets	63,911	65,854	67,863	65,358	67,209
Tangible common equity (numerator)	$516,091	$439,348	$373,023	$323,713	$284,598
Common shares outstanding (denominator)	32,620,150	29,355,986	28,878,674	28,591,101	28,415,654
Tangible book value per common share	$15.82	$14.97	$12.92	$11.32	$10.02

(Dollars in thousands)	December 31,
	2020	2019	2018	2017	2016
Tangible common equity ratio excluding private banking channel loans:
Common shareholders' equity	$580,002	$505,202	$440,886	$389,071	$351,807
Less: goodwill and intangible assets	63,911	65,854	67,863	65,358	67,209
Tangible common equity (numerator)	$516,091	$439,348	$373,023	$323,713	$284,598
Total assets	9,896,816	7,765,810	6,035,655	4,777,897	3,930,457
Less: goodwill and intangible assets	63,911	65,854	67,863	65,358	67,209
Tangible assets	9,832,905	7,699,956	5,967,792	4,712,539	3,863,248
Tangible common equity ratio	5.25%	5.71%	6.25%	6.87%	7.37%
Less: private banking loans	4,807,800	3,695,402	2,869,543	2,265,737	1,735,928
Tangible assets excluding private banking loans (denominator)	5,025,105	4,004,554	3,098,249	2,446,802	2,127,320
Tangible common equity ratio excluding private banking loans	10.27%	10.97%	12.04%	13.23%	13.38%

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Total revenue and pre-tax, pre-provision net revenue:
Net interest income	$137,944	$127,057	$113,404	$91,353	$74,813
Total non-interest income	57,205	52,782	47,917	46,966	46,508
Less: net gain (loss) on the sale and call of debt securities	3,948	416	(70)	310	77
Total revenue	$191,201	$179,423	$161,391	$138,009	$121,244
Less: total non-interest expense	123,103	112,149	101,157	91,472	78,794
Pre-tax, pre-provision net revenue	$68,098	$67,274	$60,234	$46,537	$42,450

BANK SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Bank total revenue:
Net interest income	$141,756	$127,996	$115,455	$93,380	$76,727
Total non-interest income	25,112	15,467	11,042	9,864	9,470
Less: net gain (loss) on the sale and call of debt securities	3,948	416	(70)	310	77
Bank total revenue	$162,920	$143,047	$126,567	$102,934	$86,120

Bank efficiency ratio:
Total non-interest expense (numerator)	$90,541	$77,945	$67,190	$59,073	$52,676
Total revenue (denominator)	$162,920	$143,047	$126,567	$102,934	$86,120
Bank efficiency ratio	55.57%	54.49%	53.09%	57.39%	61.17%

INVESTMENT MANAGEMENT SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Investment Management EBITDA:
Net income	$2,798	$2,433	$3,851	$4,551	$6,933
Income tax expense	308	918	579	522	4,357
Depreciation expense	423	465	502	497	165
Intangible amortization expense	1,944	2,009	1,968	1,851	1,753
EBITDA	$5,473	$5,824	$6,900	$7,421	$13,208

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the years ended December 31, 2020 and 2019. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained herein.

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

We measure our performance primarily through our net income available to common shareholders, earnings per common share (“EPS”) and total revenue. Other salient metrics include the ratio of allowance for credit losses on loans and leases to loans; net interest margin; the efficiency ratio of the Bank segment; return on average assets; return on average common equity; regulatory leverage and risk-based capital ratios, assets under management and EBITDA of the Investment Management segment.

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

Developments Related to COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a global pandemic. This public health crisis has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. In response to the crisis, the Board of Governors of the Federal Reserve (the “Federal Reserve”) cut benchmark federal fund interest rates to near zero. In addition, in March 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic.

At the onset of the pandemic, we pro-actively conducted outreach to all commercial loan customers to understand the potential impact that COVID-19 could have on their business. We implemented deferral arrangements in accordance with the CARES Act and bank regulatory guidance. The majority of our deferrals have already resumed payment. Only 13 loans representing $84.5 million, or 1% of total loans had not yet resumed payment at December 31, 2020, which was ahead of our previous forecasts. While this crisis may have substantial impact on many businesses, we have maintained our disciplined approach of focusing on commercial lending opportunities within our four-state Mid-Atlantic region and financial services companies where our team has deep experience and relationships. Additionally, we have worked to keep our commercial loan sizes predominately below our preferred hold level of $10.0 million. The Bank is not a qualified lender or additional lender registered with the Small Business Administration and is not participating in the Paycheck Protection Program, established by the CARES Act.

2020 Compared to 2019 Operating Performance

For the year ended December 31, 2020, our net income available to common shareholders was $37.4 million compared to $54.4 million in 2019, a decrease of $17.1 million, or 31.4%. Our diluted earnings per share (“EPS”) was $1.30 for the year ended December 31, 2020, compared to $1.89 in 2019. This decrease in net income and EPS was primarily due to an increase in provision for credit losses of $20.4 million, an increase of $11.0 million, or 9.8%, in our non-interest expense and an increase in preferred stock dividends of $2.1 million, partially offset by the net impact of $10.9 million, or 8.6%, increase in our net interest income, an increase of $4.4 million, or 8.4%, in non-interest income and a $1.1 million decrease in income taxes.

Net interest income and non-interest income, excluding net gains and losses on the sale of securities, combined to generate total revenue of $191.2 million for the year ended December 31, 2020, compared to $179.4 million in 2019. The increase of $11.8 million, or 6.6% was driven largely by higher net interest income and swap fees for the Bank as a result of loan growth, partially offset by lower investment management fees.

Our net interest margin was 1.58% for the year ended December 31, 2020, as compared to 1.97% in 2019. The decrease in net interest margin for the year ended December 31, 2020, resulted from the Federal Reserve interest rate cuts, contributing to lower net interest spread, and higher average balances of lower-earning assets. This included excess liquidity in interest-bearing cash deposits and investments during certain times of the year in anticipation of clients’ potential liquidity and credit needs during the COVID-19.

The significant reduction in interest rates by the Federal Reserve in response to the COVID-19 pandemic impacted our interest-earning assets and interest-bearing liabilities. Our loans are predominantly variable rate loans indexed to 1-month LIBOR. At the end of the first quarter of 2020, we placed interest rate floors on many of these floating rate loans, particularly our private banking loans. Our deposits are a combination of fixed-rate time deposits and variable rate deposits, many of which are indexed to the Effective Federal Funds Rate and others that are priced at the Bank’s discretion. The majority of the floating rate deposits were initially repriced in March 2020, in line with the Federal Reserve rate reduction. In addition, we intentionally increased our liquid assets for the express purpose of carrying more on balance sheet liquidity in anticipation of clients’ needs during the first six months of the COVID-19 pandemic. Even though we continued to reduce our cost of deposits, as well as excess deposit levels, throughout the year. These carrying costs resulted in marginally lower returns based on the interest rate environment.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $32.0 million for the year ended December 31, 2020, as compared to $36.4 million in 2019. The decrease was driven by a lower weighted average fee rate from the change in asset composition across investment products, partially offset by higher assets under management. Assets under management were $10.26 billion as of December 31, 2020, an increase of $562.0 million from December 31, 2019, driven by market appreciation of $410.0 million, and net inflows of $152.0 million.

Another large component of our non-interest income are swap fees at the Bank, which totaled $16.3 million for the year ended December 31, 2020, as compared to $11.0 million for the same period in 2019, due to an increase in swap transactions from both new and existing customers.

We recorded a $3.9 million net gain on the sale and call of debt securities during the year ended December 31, 2020, compared to $416,000 during the year ended December 31, 2019, primarily attributable to the repositioning of a portion of the corporate bond portfolio into government agency securities to take advantage of market appreciation and enhance the overall credit quality of the investment portfolio.

For the year ended December 31, 2020, the Bank’s efficiency ratio was 55.57%, as compared to 54.49% in 2019. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 13.9% and growth in the Bank’s non-interest expense of 16.2%. Non-interest expense was $123.1 million for the year ended December 31, 2020. Our non-interest expense to average assets for the year ended December 31, 2020, was 1.35%, as compared to 1.66% in 2019.

Our return on average assets (net income to average total assets) was 0.50% for the year ended December 31, 2020, as compared to 0.89% in 2019. Our return on average common equity (net income available to common shareholders to average common equity) was

7.15% for the year ended December 31, 2020, as compared to 11.47% in 2019. Both ratios declined due to a reduction in earnings during the year ended December 31, 2020, as compared to the same period in 2019.

Total assets of $9.90 billion as of December 31, 2020, increased $2.13 billion, or 27.4%, from December 31, 2019. Loans and leases held-for-investment increased by $1.66 billion to $8.24 billion as of December 31, 2020, an increase of 25.2% from December 31, 2019, as a result of growth in our commercial and private banking loan and lease portfolios. Total investment securities, which were $842.5 million as of December 31, 2020, increased $373.4 million from the prior period, an increase of 79.6%. Total deposits increased $1.85 billion, or 28.0%, to $8.49 billion as of December 31, 2020, from $6.63 billion as of December 31, 2019. We focus only on high quality loan growth and in the absence of this, we increase our assets by adding to our investment portfolio and through cash and cash equivalents as part of our strategy to build greater on balance sheet liquidity funded through our deposits. Our shareholder’s equity increased $135.9 million, or 21.9% primarily driven by the net proceeds from the issuance of $100.0 million in capital and retained earnings of our operations.

Our ratio of adverse-rated credits to total loans increased to 0.62% at December 31, 2020, from 0.53% at December 31, 2019. Our ratio of allowance for credit losses on loans and leases to loans increased to 0.42% as of December 31, 2020, from 0.21% as of December 31, 2019. We recorded provision for credit losses of $19.4 million for the year ended December 31, 2020, primarily due to an increase in general reserves in response to the unprecedented speed of the economic slowdown associated with the COVID-19 pandemic and an increase in specific reserves due to an addition of non-accrual loans, compared to a credit to provision of $968,000 for the year ended December 31, 2019. In addition, we implemented the Current Expected Credit Losses (“CECL”) model as of January 1, 2020, and recorded a net decrease to retained earnings of $1.7 million, for the cumulative effect (net of tax) of adopting CECL. For more information on our adoption of CECL, refer to Note 1, Summary of Significant Accounting Policies and Note 5, Allowance for Credit Losses on Loans and Leases.

Our book value per common share increased $0.57, or 3.3%, to $17.78 as of December 31, 2020, from $17.21 as of December 31, 2019, largely as a result of an increase in our net income available to common shareholders, partially offset by the issuance of restricted stock during year ended December 31, 2020.

2019 Compared to 2018 Operating Performance

For the year ended December 31, 2019, our net income available to common shareholders was $54.4 million compared to $52.3 million in 2018, an increase of $2.1 million, or 4.1%. This increase was primarily due to the net impact of a $13.7 million, or 12.0%, increase in our net interest income; an increase in the credit to provision for loan and lease losses of $763,000; an increase of $4.9 million, or 10.2%, in non-interest income; offset by an increase of $11.0 million, or 10.9%, in our non-interest expense; a $2.5 million increase in income taxes; and an increase in preferred stock dividends of $3.6 million.

Our diluted EPS was $1.89 for the year ended December 31, 2019, compared to $1.81 in 2018. The increase in diluted EPS was a result of the continued growth of our business lines, which was the driver of additional net income available to common shareholders.

For the year ended December 31, 2019, net interest income and non-interest income, excluding net gains and losses on the sale of securities, combined to generate total revenue of $179.4 million from $161.4 million in 2018, increasing $18.0 million, or 11.2%, driven largely by higher net interest income and swap fees for the Bank.

Our net interest margin was 1.97% for the year ended December 31, 2019, as compared to 2.26% in 2018. The decrease in net interest margin for the year ended December 31, 2019, was driven by an increase of 41 basis points in the cost of interest-bearing liabilities, partially offset by an increase of 10 basis points in the yield on loans.

Our loans are predominantly variable rate loans indexed to 1-month LIBOR and our deposits are a combination of fixed-rate time deposits and variable rate deposits, some of which are indexed or otherwise priced in reference to the Effective Federal Funds Rate. When the financial markets anticipate an interest rate cut, LIBOR rates typically decrease in advance of action taken by the Federal Reserve, which compresses and can invert the historical spread between 1-month LIBOR and the Effective Federal Funds Rate. This occurred at certain times during the year ended December 31, 2019. In addition, we intentionally increased our liquid assets as a component of our assets and our deposits as portion of our assets for the purpose of carrying more balance sheet liquidity. This increased the level of liquid assets that were generating lower returns based on the interest rate environment and interest rate term structure curve. Also, certain hedge arrangements that we had in place which provided beneficial pricing on certain liquidity expired in 2019 and could not be replicated in the 2019 interest rate environment. All of this contributed to the compression of our net interest margin, impacted our net interest income and our rate of revenue growth, and affected profitability ratios such as the Bank’s efficiency ratio, return on average assets, and return on average common equity.

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

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 72.1%, 70.8% and 70.3% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21%.

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest income	$217,095	$262,447	$199,786
Fully taxable equivalent adjustment	60	101	112
Interest income adjusted	217,155	262,548	199,898
Less: interest expense	79,151	135,390	86,382
Net interest income adjusted	$138,004	$127,158	$113,516

Yield on earning assets (1)	2.49%	4.06%	3.98%
Cost of interest-bearing liabilities	1.01%	2.34%	1.93%
Net interest spread (1)	1.48%	1.72%	2.05%
Net interest margin (1)	1.58%	1.97%	2.26%
(1)Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for each of the three years ended December 31, 2020, 2019 and 2018. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21%.

	Years Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$775,276	$2,199	0.28%	$313,413	$6,628	2.11%	$188,921	$3,598	1.90%
Federal funds sold	8,076	25	0.31%	8,803	167	1.90%	8,315	156	1.88%
Debt securities available-for-sale	438,293	6,550	1.49%	250,064	8,119	3.25%	205,652	6,195	3.01%
Debt securities held-to-maturity, net	246,054	6,439	2.62%	193,443	6,921	3.58%	90,895	3,399	3.74%
Debt securities trading	592	5	0.84%	—	—	—%	—	—	—%
Equity securities	—	—	—%	6,733	115	1.71%	10,517	277	2.63%
FHLB stock	14,994	1,098	7.32%	18,043	1,270	7.04%	15,136	924	6.10%
Total loans and leases	7,255,035	200,839	2.77%	5,669,507	239,328	4.22%	4,500,117	185,349	4.12%
Total interest-earning assets	8,738,320	217,155	2.49%	6,460,006	262,548	4.06%	5,019,553	199,898	3.98%
Other assets	387,080			281,171			221,467
Total assets	$9,125,400			$6,741,177			$5,241,020

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$2,407,087	$14,493	0.60%	$1,058,064	$21,480	2.03%	$612,921	$11,440	1.87%
Money market deposit accounts	3,812,942	35,095	0.92%	2,943,541	69,336	2.36%	2,429,203	45,106	1.86%
Certificates of deposit	1,223,631	19,614	1.60%	1,371,038	34,776	2.54%	1,071,556	21,947	2.05%
Borrowings:
FHLB borrowings	330,314	6,095	1.85%	394,480	8,639	2.19%	325,356	5,555	1.71%
Line of credit borrowings	6,243	261	4.18%	1,234	68	5.51%	2,568	119	4.63%
Subordinated notes payable, net	59,078	3,593	6.08%	17,335	1,091	6.29%	34,807	2,215	6.36%
Total interest-bearing liabilities	7,839,295	79,151	1.01%	5,785,692	135,390	2.34%	4,476,411	86,382	1.93%
Noninterest-bearing deposits	408,313			267,846			244,090
Other liabilities	239,137			128,618			75,473
Shareholders' equity	638,655			559,021			445,046
Total liabilities and shareholders' equity	$9,125,400			$6,741,177			$5,241,020

Net interest income (1)		$138,004			$127,158			$113,516
Net interest spread			1.48%			1.72%			2.05%
Net interest margin (1)			1.58%			1.97%			2.26%

(1)Calculated on a fully taxable equivalent basis.

Net Interest Income for the Years Ended December 31, 2020 and 2019. Net interest income, calculated on a fully taxable equivalent basis, increased $10.8 million, or 8.5%, to $138.0 million for the year ended December 31, 2020, from $127.2 million in 2019. The increase in net interest income for the year ended December 31, 2020, was primarily attributable to a $2.28 billion, or 35.3%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects a decrease of $45.4 million, or 17.3%, in interest income, more than offset by a decrease of $56.2 million, or 41.5%, in interest expense. Our net interest margin was 1.58% for the year ended December 31, 2020, as compared to 1.97% in 2019. The decrease in net interest margin for the year ended December 31, 2020, resulted from the Federal Reserve interest rate cuts, contributing to lower net interest spread, and higher average balances of lower-earning assets. This included excess liquidity in interest-bearing cash deposits and investments during certain times of the year in anticipation of clients’ potential liquidity and credit needs during the COVID-19.

The decrease in interest income on interest-earning assets was primarily the result of a decrease of 145 basis points in yield on our loans, partially offset by an increase in average total loans, which are our primary earning assets, of $1.59 billion, or 28.0% for the year ended December 31, 2020, compared to the same period in 2019. The most significant factor driving the yield on our loan portfolio was the impact of the decrease to the Federal Reserve’s target federal funds rate on our floating-rate loans. The overall yield on interest-earning assets declined 157 basis points to 2.49% for the year ended December 31, 2020, as compared to 4.06% in 2019, primarily from the lower loan yields. Our loans are predominantly variable rate loans indexed to 1-month LIBOR. At the end of the first quarter of 2020, we placed interest rate floors on many of these floating rate loans, particularly for private banking loans.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 133 basis points in the average rate paid on our average interest-bearing liabilities, partially offset by an increase of $2.05 billion, or 35.5%, in average interest-bearing liabilities for the year ended December 31, 2020, compared to 2019. The decrease in the average rate paid was reflective of decreases in rates paid on all interest-bearing liabilities, which was largely driven by the impact of the recent decrease to the Federal Reserve’s target federal funds rate on our variable-rate liabilities. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.35 billion in average interest-bearing checking accounts and an increase of $869.4 million in average money market deposit accounts, partially offset by a decrease of $147.4 million in average certificates of deposit.

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

	Years Ended December 31,
	2020 over 2019
(Dollars in thousands)	Yield/Rate	Volume	Change (1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(8,891)	$4,462	$(4,429)
Federal funds sold	(129)	(13)	(142)
Debt securities available-for-sale	(5,781)	4,212	(1,569)
Debt securities held-to-maturity	(2,123)	1,641	(482)
Debt securities trading	—	5	5
Equity securities	—	(115)	(115)
FHLB stock	47	(219)	(172)
Total loans and leases	(95,516)	57,027	(38,489)
Total increase (decrease) in interest income	(112,393)	67,000	(45,393)
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(22,029)	15,042	(6,987)
Money market deposit accounts	(50,751)	16,510	(34,241)
Certificates of deposit	(11,747)	(3,415)	(15,162)
Borrowings:
FHLB borrowings	(1,260)	(1,284)	(2,544)
Line of credit borrowings	(20)	213	193
Subordinated notes payable, net	(41)	2,543	2,502
Total increase (decrease) in interest expense	(85,848)	29,609	(56,239)
Total increase (decrease) in net interest income	$(26,545)	$37,391	$10,846
(1)The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

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
(1)The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses on Loans and Leases

The provision for credit losses on loans and leases represent our determination of the amount necessary to be recorded against the current period’s earnings to maintain the allowance for credit loss at a level that is consistent with management’s assessment of credit losses in the loan and lease portfolio at a specific point in time. We adopted CECL on December 31, 2020, which replaced the incurred loss methodology for determining our provision for credit losses and allowance for credit losses. We recorded a net decrease to retained earnings of $942,000 related to the allowance for credit losses on loans and leases as of January 1, 2020, for the cumulative effect of adopting CECL. Results for full year and period end December 31, 2020, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. For additional information regarding our allowance for credit losses on loans and leases, see “Allowance for Credit Losses on Loans and Leases.”

We recorded a provision for credit losses on loans and leases of $19.3 million for the year ended December 31, 2020, compared to a credit to provision for loan losses of $968,000 for the year ended December 31, 2019, and a credit to provision for loan losses of $205,000 for the year ended December 31, 2018.

The provision for credit losses on loans and leases for the year ended December 31, 2020, was comprised of an increase in general reserves of $18.7 million largely due to adjustments to the macro-economic forecast data such as gross domestic product (“GDP”) and unemployment in response to economic uncertainty around the COVID-19 pandemic and an increase of $1.8 million in specific reserves on non-performing loans, largely driven by new non-accrual loans in our commercial and industrial and commercial real estate portfolios.

The credit to provision for loan and lease losses for the year ended December 31, 2019, was comprised of recoveries of $2.0 million related to commercial and industrial loans and a net decrease of $266,000 in specific reserves primarily due to paydowns of these non-performing loans and collateral related to an impaired loan that was transferred to other real estate owned (“OREO”), partially offset by a net increase of $1.2 million in general reserves due to growth of the loan and lease portfolio and charge-offs of $112,000.

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

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020				Year Ended December 31, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$32,727	$(692)	$32,035	$—	$36,889	$(447)	$36,442
Service charges on deposits	1,072	—	—	1,072	559	—	—	559
Net gain on the sale and call of debt securities	3,948	—	—	3,948	416	—	—	416
Swap fees	16,274	—	—	16,274	11,029	—	—	11,029
Commitment and other loan fees	1,715	—	—	1,715	1,788	—	—	1,788
Bank owned life insurance income	1,742	—	—	1,742	1,736	—	—	1,736
Other income (loss)	361	58	—	419	(61)	31	842	812
Total non-interest income	$25,112	$32,785	$(692)	$57,205	$15,467	$36,920	$395	$52,782
(1)Other income largely includes items such as income from BOLI, change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Years Ended December 31, 2020 and 2019. Our non-interest income was $57.2 million for the year ended December 31, 2020, an increase of $4.4 million, or 8.4%, from $52.8 million for 2019. This increase was primarily related to a higher net gain on the sale and call of debt securities and an increase in swap fees, partially offset by lower investment management fees, as follows:

Bank Segment:

•There was a net gain on the sale and call of debt securities of $3.9 million for the year ended December 31, 2020, as compared to a net gain of $416,000 for the year ended December 31, 2019. The variance was primarily due to the repositioning of a portion of the corporate bond portfolio into government agency securities to take advantage of market appreciation and enhance the overall credit quality of our investment portfolio.

•Swap fees increased $5.2 million for the year ended December 31, 2020, as compared to 2019, due to an increase in the number of customer swap transactions that closed during the year, from both of our private and commercial banking portfolios. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there was strong customer demand for long-term interest rate protection in the current interest rate environment.

Investment Management Segment:

•Investment management fees decreased $4.2 million for the year ended December 31, 2020, as compared to 2019, primarily due to the effect of the COVID-19 pandemic on the equity markets resulting in a shift in the asset composition across investment products and a lower weighted average fee rate of 0.35% for the year ended December 31, 2020, compared to 0.36% for the year ended December 31, 2019, partially offset by higher assets under management of $562.0 million. For additional information on assets under management, refer to Item 1, Business - Investment Management Products.
Parent and Other

•Other income for the year ended December 31, 2019, reflected $842,000 of unrealized gains on equity securities related to our mutual funds invested in short-duration, corporate bonds and mid-cap value equities, which were sold in 2019.

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

Bank Segment:

•Swap fees increased $3.7 million for the year ended December 31, 2019, as compared to 2018, due to an increase in the number of customer swap transactions closed during the year. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and applicable loan originations, there is strong customer demand for long-term interest rate protection in the current interest rate environment and we continue to run the business to increase demand through targeted loan production, enhanced messaging of the opportunity, process optimization and refined emphasis on marketing swaps to a broader portion of our loan portfolio, including loans collateralized by marketable securities.

•There was a net gain on the sale and call of debt securities of $416,000 for the year ended December 31, 2019, as compared to a net loss of $70,000 for the year ended December 31, 2018.

•Commitment and other loan fees increased $377,000 for the year ended December 31, 2019 primarily due to higher unused commitment fee income and other loan fee income due to the continued growth in our loan and lease portfolio.

•Other income (loss) decreased $165,000 for the year ended December 31, 2019, as compared to 2018, primarily due to a loss on the sale of OREO and lower unrealized gains on swaps.

Investment Management Segment:

•Investment management fees decreased $1.1 million for the year ended December 31, 2019, as compared to 2018, primarily due to a shift in the asset composition across investment products which resulted in a lower weighted average fee rate of 0.36% for the year ended December 31, 2019, compared to 0.39% for the year ended December 31, 2018, partially offset by higher assets under management of $512.0 million. For additional information on assets under management, refer to Item 1, Business - Investment Management Products.
Parent and Other

•Other income was comprised of a net gain on equity securities of $842,000 for the year ended December 31, 2019, as compared to a net loss of $773,000 for the year ended December 31, 2018. These equity securities were related to our mutual funds invested in short-duration, corporate bonds and mid-cap value equities, which were sold by December 31, 2019.

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

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020				Year Ended December 31, 2019
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$50,240	$19,738	$1,219	$71,197	$46,841	$22,335	$—	$69,176
Premises and equipment costs	4,318	1,557	—	5,875	3,911	1,547	—	5,458
Professional fees	4,773	829	599	6,201	5,170	1,159	(141)	6,188
FDIC insurance expense	9,680	—	—	9,680	5,292	—	—	5,292
General insurance expense	866	276	—	1,142	825	272	—	1,097
State capital shares tax	1,720	—	—	1,720	420	—	—	420
Travel and entertainment expense	2,093	291	39	2,423	3,481	1,139	—	4,620
Technology and data services	7,830	2,973	—	10,803	5,539	2,981	—	8,520
Intangible amortization expense	—	1,944	—	1,944	—	2,009	—	2,009
Marketing and advertising	1,210	1,192	—	2,402	1,461	801	1	2,263
Other operating expenses (1)	7,811	879	1,026	9,716	5,005	1,326	775	7,106
Total non-interest expense	$90,541	$29,679	$2,883	$123,103	$77,945	$33,569	$635	$112,149
Full-time equivalent employees (2)	255	53	—	308	219	57	—	276
(1)Other operating expenses include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses, provision for unfunded commitments and other general operating expenses.
(2)Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2020 and 2019. Our non-interest expense for the year ended December 31, 2020, increased $11.0 million, or 9.8%, as compared to 2019, of which $12.6 million relates to the increase in expenses of the Bank segment, $3.9 million relates to the decrease in expenses of the Investment Management segment and $2.2 million relates to the increase in expenses of the Parent and Other. Notable changes in each segment’s expenses are as follows:

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the year ended December 31, 2020, decreased by $2.6 million compared to 2019, primarily due to decreases in full-time equivalent employees and targeted cuts to incentive programs to align Chartwell with industry peers.

•Professional fees for the year ended December 31, 2020, decreased by $330,000 compared to 2019, primarily related to prior year costs for due diligence on and discussions regarding a potential investment management acquisition, which concluded before the parties reached a definitive agreement.

•Travel and entertainment expense for the year ended December 31, 2020, decreased by $848,000 compared to 2019, primarily related to decreased travel as a result of the COVID-19 pandemic.

•Other operating expenses for the year ended December 31, 2020, decreased by $447,000 compared to 2019, primarily due to lower mutual fund platform distribution expense due to lower assets under management in the mutual funds, and decreased organizational dues and subscriptions.

Bank Segment:

•Compensation and employee benefits of the Bank segment for the year ended December 31, 2020, increased by $3.4 million compared to 2019, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefit costs of our existing employees, and increases in incentive and stock-based compensation expenses. These increases are a result of continued growth and investment in all areas of our company, in particular legal, compliance and private and commercial banking.

•FDIC insurance expense for the year ended December 31, 2020, increased by $4.4 million compared to 2019, due to an increase in the Bank’s assets as well as a one-time bank assessment credit applicable to certain banks related to the deposit insurance fund reserve ratio exceeding a target threshold that was received in 2019.

•State capital shares tax for the year ended December 31, 2020, increased by $1.3 million compared to 2019, primarily due to a favorable ruling that the Company received in prior year that resulted in a tax benefit.

•Travel and entertainment expense for the year ended December 31, 2020, decreased by $1.4 million compared to 2019, primarily due to decreased travel and events as a result of the COVID-19 pandemic.

•Technology and data services for the year ended December 31, 2020, increased $2.3 million compared to the same period in 2019, primarily due to increased software licensing fees and software depreciation expense as a result of our enhancements in technology, as well as increased information and data services expense.

•Other operating expenses for the year ended December 31, 2020, increased by $2.8 million compared to 2019, primarily driven by an increase in reserve for unfunded commitments and amortization on our historic tax credits.

Parent and Other:

•Compensation and employee benefits, professional fees, travel and entertainment expenses and other operating expenses increased for the year ended December 31, 2020, compared to the same period in 2019. Intercompany allocations vary based on individual segment business activities as well as where management spends their time and efforts.

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019				Year Ended December 31, 2018
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$46,841	$22,335	$—	$69,176	$41,226	$23,545	$—	$64,771
Premises and equipment costs	3,911	1,547	—	5,458	3,483	1,384	—	4,867
Professional fees	5,170	1,159	(141)	6,188	3,642	1,058	29	4,729
FDIC insurance expense	5,292	—	—	5,292	4,543	—	—	4,543
General insurance expense	825	272	—	1,097	762	268	—	1,030
State capital shares tax	420	—	—	420	1,521	—	—	1,521
Travel and entertainment expense	3,481	1,139	—	4,620	2,864	952	—	3,816
Technology and data services	5,539	2,981	—	8,520	4,347	2,407	—	6,754
Intangible amortization expense	—	2,009	—	2,009	—	1,968	—	1,968
Change in fair value of acquisition earn out	—	—	—	—	—	(218)	—	(218)
Marketing and advertising	1,461	801	1	2,263	1,040	642		1,682
Other operating expenses (1)	5,005	1,326	775	7,106	3,762	1,504	428	5,694
Total non-interest expense	$77,945	$33,569	$635	$112,149	$67,190	$33,510	$457	$101,157
Full-time equivalent employees (2)	219	57	—	276	189	68	—	257

(1)Other operating expenses include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses, provision for unfunded commitments and other general operating expenses.
(2)Full-time equivalent employees shown are as of the end of the period presented.

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

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the year ended December 31, 2019, decreased by $1.2 million compared to 2018, primarily due to a decrease in full-time equivalent employees and decreases in incentive and stock-based compensation expenses.

•Technology and data services for the year ended December 31, 2019, increased $574,000 compared to the same period in 2018, primarily due to investments in technology.

Bank Segment:

•Compensation and employee benefits of the Bank segment for the year ended December 31, 2019, increased by $5.6 million compared to 2018, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses. These increases are a result of continued growth and our investment in all areas of the enterprise, in particular our private banking client service.

•Professional fees for the year ended December 31, 2019, increased by $1.5 million compared to 2018, primarily due to continued growth in loan production and certain routine accounting and regulatory matters.

•FDIC insurance expense for the year ended December 31, 2019, increased by $749,000 compared to 2018, due to the increase in the Bank’s assets. This variance also included a bank assessment one time credit applicable to certain banks related to the deposit insurance fund reserve ratio exceeding a target threshold.

•State capital shares tax for the year ended December 31, 2019, decreased by $1.1 million compared to 2018, due to a favorable tax ruling received by the Company.

•Travel and entertainment expense for the year ended December 31, 2019, increased by $617,000 compared to 2018, primarily due to a higher level of officer and relationship manager business development efforts consistent with our continued growth.

•Technology and data services for the year ended December 31, 2019, increased $1.2 million compared to the same period in 2018, primarily due to investments in technology.

•Other operating expenses for the year ended December 31, 2019, increased by $1.2 million compared to 2018, primarily due to a valuation adjustment on OREO, an increase in organization dues and subscriptions, and higher loan related expenses due to the continued growth in our loan and lease portfolio.

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

Income Taxes for the Years Ended December 31, 2020 and 2019. For the year ended December 31, 2020, we recognized income tax expense of $7.4 million, or 14.1% of income before tax, as compared to income tax expense of $8.5 million, or 12.3% of income before tax, for 2019. Our effective tax rate for the year ended December 31, 2020, increased to 14.1% as compared to the prior year largely due to the amount of tax credits recognized during the year ended December 31, 2020 compared to 2019.

Income Taxes for the Years Ended December 31, 2019 and 2018. For the year ended December 31, 2019, we recognized income tax expense of $8.5 million, or 12.3% of income before tax, as compared to income tax expense of $5.9 million, or 9.8% of income before tax, for 2018. Our effective tax rate for the year ended December 31, 2019, increased to 12.3% as compared to the prior year largely due to the amount of tax credits recognized during the year ended December 31, 2019 compared to 2018.

Financial Condition

Our total assets as of December 31, 2020, were $9.90 billion, an increase of $2.13 billion, or 27.4%, from December 31, 2019, driven primarily by growth in our loan and lease portfolio, investment portfolio and cash and cash equivalents. As of December 31, 2020, our loan portfolio was $8.24 billion, an increase of $1.66 billion, or 25.2%, from $6.58 billion, as of December 31, 2019. Total investment securities increased $373.4 million, or 79.6%, to $842.5 million, as of December 31, 2020, from $469.2 million as of December 31, 2019. Cash and cash equivalents increased $31.6 million to $435.4 million as of December 31, 2020, from $403.9 million as of December 31, 2019. We focus only on high quality loan growth and in the absence of this, we increase our assets through cash and cash equivalents as well as adding to our investment portfolio as part of our strategy to build greater on balance sheet liquidity, funded through our deposits.

As of December 31, 2020, our total deposits were $8.49 billion, an increase of $1.85 billion, or 28.0%, from December 31, 2019, and were primarily used to fund loan growth. Net borrowings increased $45.5 million, or 12.8%, to $400.5 million as of December 31, 2020, compared to $355.0 million as of December 31, 2019. Our shareholders’ equity increased $135.9 million to $757.1 million as of December 31, 2020, compared to $621.3 million as of December 31, 2019. This increase was primarily the result of the issuance of $100.0 million in net proceeds from our private placement, which closed December 30, 2020, $45.2 million in net income, and the impact of $9.5 million in stock-based compensation, partially offset by preferred stock dividends declared of $7.9 million, a decrease of $3.8 million in other accumulated comprehensive income, the purchase of $3.6 million in treasury stock, $2.5 million in cancellation of stock options and $1.7 million related to our adoption of CECL on December 31, 2020.

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

The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Private banking loans	$4,807,800	$3,695,402	$2,869,543	$2,265,737	$1,735,928
Middle-market banking loans:
Commercial and industrial	1,274,152	1,085,709	785,320	667,684	587,423
Commercial real estate	2,155,466	1,796,448	1,478,010	1,250,823	1,077,703
Total middle-market banking loans	3,429,618	2,882,157	2,263,330	1,918,507	1,665,126
Loans and leases held-for-investment	$8,237,418	$6,577,559	$5,132,873	$4,184,244	$3,401,054

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $1.66 billion, or 25.2%, to $8.24 billion as of December 31, 2020, as compared to December 31, 2019. Our growth for the year ended December 31, 2020, was comprised of an increase in private banking loans of $1.11 billion, or 30.1%; an increase in commercial real estate loans of $359.0 million, or 20.0%; and an increase in commercial and industrial loans and leases of $188.4 million, or 17.4%.

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

Primary Loan Categories

Private Banking Loans. Our private banking loans include personal and commercial loans that are sourced through our private banking channel (which operates on a national basis), including referral relationships with financial intermediaries. These loans primarily consist of loans made to high-net-worth individuals, trusts and businesses that are secured by cash and marketable securities. We also originate loans that are secured by cash value life insurance and to a lesser extent residential property or other financial assets. The primary source of repayment for these loans is the income and assets of the borrower. We also have a limited number of unsecured loans and lines of credit in our private banking loan portfolio.

As of December 31, 2020, private banking loans were approximately $4.81 billion, or 58.4% of loans held-for-investment, of which $4.74 billion, or 98.6%, were secured by cash, marketable securities and/or cash value life insurance. As of December 31, 2019, private banking loans were approximately $3.70 billion, or 56.2% of loans held-for-investment, of which $3.60 billion, or 97.4%, were secured by cash, marketable securities and/or cash value life insurance. Our private banking lines of credit are typically due on demand. The growth in these loans is expected to increase, as a result of our continued focus on this portion of our banking business. We believe we have strong competitive advantages in this line of business given our robust distribution channel relationships and proprietary technology. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities or and/or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

	December 31,
(Dollars in thousands)	2020	2019	2018
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$4,738,594	$3,599,198	$2,774,800
Secured by real estate	45,014	62,782	69,766
Other	24,192	33,422	24,977
Total private banking loans	$4,807,800	$3,695,402	$2,869,543

As of December 31, 2020, there were $4.73 billion of total private banking loans with a floating interest rate and $77.1 million with a fixed interest rate, as compared to $3.53 billion and $169.4 million, respectively, as of December 31, 2019.

Commercial Banking: Commercial and Industrial Loans and Leases. Our commercial and industrial loan and lease portfolio primarily includes loans and leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases, except for certain commercial loans that are secured by marketable securities.

As of December 31, 2020, our commercial and industrial loans comprised $1.27 billion, or 15.5% of loans held-for-investment, as compared to $1.09 billion, or 16.5%, as of December 31, 2019. As of December 31, 2020, there were $966.6 million of total commercial and industrial loans with a floating interest rate and $307.6 million with a fixed interest rate, as compared to $867.7 million and $218.0 million, respectively, as of December 31, 2019.

Commercial Banking: Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes, including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property, are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $220.8 million and $210.7 million of owner-occupied commercial real estate loans as of December 31, 2020 and December 31, 2019, respectively.

Commercial real estate loans as of December 31, 2020, totaled $2.16 billion, or 26.1% of loans held-for-investment, as compared to $1.80 billion, or 27.3%, as of December 31, 2019. As of December 31, 2020, $2.03 billion of total commercial real estate loans had a floating interest rate and $123.3 million had a fixed interest rate, as compared to $1.69 billion and $111.2 million, respectively, as of December 31, 2019.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed rates and adjustable rates in each maturity range as of the date indicated.

	December 31, 2020
(Dollars in thousands)	Due on Demand	One Year or Less	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$4,551,754	$43,584	$109,749	$102,713	$4,807,800
Commercial and industrial	6,547	397,325	679,277	191,003	1,274,152
Commercial real estate	—	377,366	830,745	947,355	2,155,466
Loans and leases held-for-investment	$4,558,301	$818,275	$1,619,771	$1,241,071	$8,237,418

Interest rate sensitivity:
Fixed interest rates	$53,785	$33,301	$220,486	$200,458	$508,030
Floating or adjustable interest rates	4,504,516	784,974	1,399,285	1,040,613	7,729,388
Loans and leases held-for-investment	$4,558,301	$818,275	$1,619,771	$1,241,071	$8,237,418

Large Credit Relationships

We originate and maintain large credit relationships with numerous customers in the ordinary course of our business. We have established a preferred limit on loans that is significantly lower than our legal lending limit of approximately $118.4 million as of December 31, 2020. Our present preferred lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made based on the strength of the underlying credit and sponsor, type and composition of the credit exposure, collateral support, including over-collateralization and liquidity nature of collateral, structure of the credit facilities as well as the presence of other potential positive credit factors. Additionally, we review this along with other aspects of our credit policy which can change from time to time. As of December 31, 2020, our average commercial loan size was approximately $3.9 million and average private banking loan size was approximately $428,000.

The following table summarizes the aggregate committed and outstanding balances of our larger credit relationships as of December 31, 2020 and December 31, 2019.

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Number of Relationships	Commitment (based on availability)	Outstanding Balance	Number of Relationships	Commitment (based on availability)	Outstanding Balance
Large credit relationships:
>$25 million	23	$930,061	$664,614	17	$645,608	$442,437
>$20 million to $25 million	17	$381,275	$236,085	12	$273,908	$185,651
>$15 million to $20 million	46	$814,098	$505,452	38	$679,411	$423,893
>$10 million to $15 million	105	$1,302,010	$958,840	93	$1,138,966	$803,301

Approximately $1.83 billion and $1.27 billion of commitments to large credit relationships were secured by cash, marketable securities and/or cash value life insurance as of December 31, 2020 and December 31, 2019, respectively.

Loan Pricing

We generally extend variable-rate loans on which the interest rate fluctuations are based upon a predetermined indicator, such as the LIBOR or United States prime rate. Our use of variable-rate loans is designed to mitigate our interest rate risk to the extent that the rates that we charge on our variable-rate loans will rise or fall in tandem with rates that we must pay to acquire deposits and vice versa. As of December 31, 2020, approximately 93.8% of our loans had a floating rate.

Interest Reserve Loans

As of December 31, 2020, loans with interest reserves totaled $389.1 million, which represented 4.7% of loans held-for-investment, as compared to $348.0 million, or 5.3%, as of December 31, 2019, largely attributable to growth in the commercial real estate portfolio. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions. In addition, most of our construction lending is performed within our geographic footprint and our lenders are familiar with trends in the local real estate market.

Allowance for Credit Losses on Loans and Leases

Our allowance for credit losses on loans and leases represent our current estimate of expected credit losses in the portfolio at a specific point in time. This estimate includes credit losses associated with loans and leases evaluated on a collective or pool basis, as well as expected credit losses of the individually evaluated loans and leases that do not share similar risk characteristics. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or when the current estimate of expected credit losses in any of the three loan portfolios decreases. Results for full year and period end December 31, 2020, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 1, Summary of Significant Accounting Policies and Note 5, Allowance for Credit Losses on Loans and Leases, for more details on the Company’s allowance for loan and lease losses.

The following table summarizes the allowance for credit losses on loans and leases, as of the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
General reserves	$32,642	$13,937	$12,771	$11,910	$11,823
Specific reserves	1,988	171	437	2,507	6,939
Total allowance for credit losses on loans and leases	$34,630	$14,108	$13,208	$14,417	$18,762
Allowance for credit losses on loans and leases to loans and leases	0.42%	0.21%	0.26%	0.34%	0.55%

As of December 31, 2020, we had specific reserves totaling $2.0 million related to impaired loans with an aggregated total outstanding balance of $9.7 million. As of December 31, 2019, we had specific reserves totaling $171,000 related to impaired loans with an aggregated total outstanding balance of $171,000. All loans with specific reserves were on non-accrual status as of December 31, 2020 and December 31, 2019.

The following tables summarize allowance for credit losses on loans and leases and the percentage of loans by loan category, as of the dates indicated:

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$2,047	58.4%	$1,973	56.2%	$1,942	55.9%	$1,577	54.1%	$1,424	51.0%
Commercial and industrial	5,254	15.5%	5,262	16.5%	5,764	15.3%	8,043	16.0%	12,326	17.3%
Commercial real estate	27,329	26.1%	6,873	27.3%	5,502	28.8%	4,797	29.9%	5,012	31.7%
Total allowance for credit losses on loans and leases	$34,630	100.0%	$14,108	100.0%	$13,208	100.0%	$14,417	100.0%	$18,762	100.0%

Allowance for Credit Losses on Loans and Leases as of December 31, 2020 and 2019. Our allowance for credit losses on loans and leases was $34.6 million, or 0.42% of loans, as of December 31, 2020, as compared to $14.1 million, or 0.21% of loans, as of December 31, 2019. Our allowance for credit losses on loans and leases increased to 1.0% of commercial loans (excluding private banking loans primarily collateralized by liquid, marketable securities) as of December 31, 2020, compared to 0.5% of commercial loans as of December 31, 2019. The increase is primarily due to adjustments to the macro-economic forecast data such as GDP and unemployment in response to the economic uncertainty around the COVID-19 pandemic as well as an increase to our specific reserves related to the addition of non-performing loans. In addition, our adoption of CECL on December 31, 2020 resulted in an immediate increase of $942,000 in our allowance, which was unrelated to the COVID-19 pandemic. Our allowance for credit losses on loans and leases related to private banking loans increased $74,000 from December 31, 2019 to December 31, 2020, which was primarily attributable to growth in this portfolio. Our allowance for credit losses on loans and leases related to commercial real estate loans increased $20.5 million from December 31, 2019 to December 31, 2020, due to increased general reserves from growth and macro-economic forecast adjustments as well as increased specific reserves related to the addition of non-performing loans. The implementation of the CECL methodology also added an immediate increase of $3.6 million of reserves to our commercial real estate portfolio.

Allowance for Loan and Lease Losses as of December 31, 2019 and 2018. Our allowance for loan and lease losses was $14.1 million, or 0.21% of loans, as of December 31, 2019, as compared to $13.2 million, or 0.26% of loans, as of December 31, 2018. Our allowance for loan and lease losses related to private banking loans increased $31,000 from December 31, 2018 to December 31, 2019, which was attributable to growth in this portfolio, partially offset by lower specific reserves on non-performing loans. Our allowance for loan and lease losses related to commercial and industrial loans decreased $502,000 from December 31, 2018 to December 31, 2019, which was attributable to lower general reserves due to an improved credit loss history. Our allowance for loan and lease losses related to commercial real estate loans increased $1.4 million from December 31, 2018 to December 31, 2019, which was attributable to higher general reserves primarily due to growth in this portfolio.

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

The following table provides an analysis of the allowance for credit losses on loans and leases and charge-offs, recoveries and provision for credit losses on loans and leases for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Beginning balance	$14,108	$13,208	$14,417	$18,762	$17,974
Impact of adopting CECL	942	—	—	—	—
Charge-offs:
Private banking	(171)	(112)	—	—	—
Commercial and industrial	—	—	(2,068)	(4,302)	(4,258)
Commercial real estate	—	—	—	—	—
Total charge-offs	(171)	(112)	(2,068)	(4,302)	(4,258)
Recoveries:
Private banking	—	—	—	—	—
Commercial and industrial	450	1,980	1,064	575	797
Commercial real estate	—	—	—	5	3,411
Total recoveries	450	1,980	1,064	580	4,208
Net recoveries (charge-offs)	279	1,868	(1,004)	(3,722)	(50)
Provision (credit) for credit losses on loans and leases	19,301	(968)	(205)	(623)	838
Ending balance	$34,630	$14,108	$13,208	$14,417	$18,762

Net loan charge-offs (recoveries) to average total loans and leases	—%	(0.03)%	0.02%	0.10%	—%
Provision (credit) for credit losses on loans and leases to average total loans and leases	0.27%	(0.02)%	—%	(0.02)%	0.03%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and including in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of December 31, 2020, 2019 and 2018, and there was no interest income recognized on loans while on non-accrual status for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, non-performing loans were $9.7 million, or 0.12% of total loans, compared to $184,000, or 0%, and $2.2 million, or 0.04%, as of December 31, 2019 and 2018, respectively. We had specific reserves of $2.0 million, $171,000 and $437,000 as of December 31, 2020, 2019 and 2018, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 79.2%, 6.3% and 74.3% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of December 31, 2020, 2019 and 2018, respectively.

For additional information on our non-performing loans as of December 31, 2020, 2019 and 2018, refer to Note 5, Allowance for Credit Losses on Loans and Leases, to our consolidated financial statements.

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

In response to the COVID-19 pandemic and its economic impact on our customers, we implemented a short-term loan modification program in compliance with the CARES Act and applicable regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19. These deferral levels are declining more rapidly than our earlier forecasts and the majority of them have already resumed payment. We had deferrals outstanding of approximately $444.4 million, or 6% of total loans at June 30, 2020, our highest level at a quarter-end, and at December 31, 2020, only 13 loans representing $84.5 million, or 1% of total loans had not resumed payment yet. Under the applicable guidance, these loan modifications were not considered TDRs.

The table below shows the composition of the deferrals on our commercial and industrial loan and lease portfolio by borrower industry as of December 31, 2020.

	Commercial and Industrial
(Dollars in thousands)	Balances at 12/31/20	Deferrals at 12/31/20	Deferrals as % of Total Deferrals
Manufacturing	$117,393	$1,969	2%
Mining	22,651	1,795	2%

The table below shows the composition of the deferrals on our commercial real estate portfolio as of December 31, 2020.

	Commercial Real Estate
(Dollars in thousands)	Balances at 12/31/20	Deferrals at 12/31/20	Deferrals as % of Total Deferrals
Multifamily	$625,418	$11,966	14%
Office	470,226	18,701	22%
Retail	330,721	12,164	14%
Industrial	314,435	6,897	8%
Developed Land	55,006	4,453	5%
Self Storage	47,926	7,891	9%
Hotel	45,717	17,889	21%

In addition to the deferrals in our commercial banking portfolio shown in the tables above, we also had a temporary payment deferral of $752,000 related to a private banking real estate loan, that has not yet resumed payment as of December 31, 2020.

We had non-performing assets of $12.4 million, or 0.13% of total assets, as of December 31, 2020, as compared to $4.4 million, or 0.06% of total assets, as of December 31, 2019. The increase in non-performing assets was due to the addition of new non-performing loans of $9.7 million, partially offset by a decrease in our OREO balance of $1.6 million. This increase was considered within the assessment of the determination of the allowance for credit losses on loans and leases. As of December 31, 2020, we had OREO properties totaling $2.7 million as compared to $4.3 million as of December 31, 2019. During the year ended, December 31, 2020, a property was sold from OREO for $1.5 million with a net gain of $65,000. There were no residential mortgage loans in the process of foreclosure as of December 31, 2020.

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

The following table summarizes our non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Non-performing loans:
Private banking	$—	$184	$2,237	$368	$517
Commercial and industrial	458	—	—	2,815	17,273
Commercial real estate	9,222	—	—	—	—
Total non-performing loans	9,680	184	2,237	3,183	17,790
Other real estate owned	2,724	4,250	3,424	3,576	4,178
Total non-performing assets	$12,404	$4,434	$5,661	$6,759	$21,968

Non-performing troubled debt restructured loans	$2,926	$171	$237	$3,183	$17,273
Performing troubled debt restructured loans	$—	$—	$—	$3,371	$471
Non-performing loans to total loans	0.12%	—%	0.04%	0.08%	0.52%
Allowance for credit losses on loans and leases to non-performing loans	357.75%	7,667.39%	590.43%	452.94%	105.46%
Non-performing assets to total assets	0.13%	0.06%	0.09%	0.14%	0.56%

Potential Problem Loans

Potential problem loans are those loans that are not categorized as non-performing loans, but where current information indicates that the borrower may not be able to comply with repayment terms in the future. Among other factors, we monitor past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal and/or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans individually as we would with other problem loans and consider the effect of any potential loss in determining any additional provision for credit losses on loans and leases. We also assess alternatives to maximize collection of any past due loans, including and without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral, or other planned action.

For additional information on the age analysis of past due loans segregated by class of loan for December 31, 2020 and 2019, refer to Note 5, Allowance for Credit Losses on Loans and Leases, to our consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the amortized cost basis of loans by credit quality indicator for December 31, 2020 and 2019, refer to Note 5, Allowance for Credit Losses on Loans and Leases, to our consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting liquidity management and interest rate risk management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities and, from time to time, debt securities held for trading purposes and equity securities. Also included in our investment securities is FHLB Stock. For additional information on FHLB stock, refer to Note 2, Investment Securities, to our consolidated financial statements. Debt securities purchased with the intent to sell under trading activity and equity securities are recorded at fair value and changes to fair value are recognized in non-interest income in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of December 31, 2020, we reported debt securities in available-for-sale and held-to-maturity categories. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, securities classified as available-for-sale are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

As of December 31, 2020, our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities portfolio consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as certain securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of December 31, 2020, was approximately 1.7, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The ALCO reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $617.6 million and $248.8 million in debt securities available-for-sale as of December 31, 2020 and December 31, 2019, respectively. The increase of $368.8 million was primarily attributable to purchases of $571.8 million made to strengthen the liquidity of the balance sheet, net of prepayments, including calls and maturities, of $85.3 million and sales of $120.4 million, of certain securities during the year ended December 31, 2020.

On a fair value basis, 23.8% of our available-for-sale debt securities as of December 31, 2020, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2019, floating-rate securities comprised 45.8% of our available-for-sale debt securities.

On a fair value basis, 71.4% of our available-for-sale debt securities as of December 31, 2020, were U.S. agency securities, which tend to have a lower risk profile, than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2019, agency securities comprised 22.1% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $211.8 million and $196.0 million in debt securities held-to-maturity as of December 31, 2020 and December 31, 2019, respectively. The increase was primarily attributable to purchases of $447.1 million, net of calls and maturities of $430.1 million, of certain securities during the year ended December 31, 2020. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of December 31, 2020.

Trading Debt Securities. We held no trading debt securities as of December 31, 2020 and December 31, 2019. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. treasury notes with maturities up to 10 years.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$157,452	$1,538	$526	$—	$158,464
Trust preferred securities	18,228	57	198	—	18,087
Agency collateralized mortgage obligations	22,058	36	5	—	22,089
Agency mortgage-backed securities	406,741	3,595	209	—	410,127
Agency debentures	8,013	790	—	—	8,803
Total debt securities available-for-sale	$612,492	$6,016	$938	$—	$617,570
(1)Available-for-sale securities are recorded on the statement of financial condition at estimated fair value, net of allowance for credit losses, if applicable.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$28,672	$566	$1	$29,237	$79
Agency debentures	48,130	1,051	—	49,181	—
Municipal bonds	6,577	45	—	6,622	—
Residential mortgage-backed securities	124,152	237	217	124,172	70
Agency mortgage-backed securities	4,309	778	—	5,087	—
Total debt securities held-to-maturity	$211,840	$2,677	$218	$214,299	$149
(1)Held-to-maturity securities are recorded on the statement of financial condition at amortized cost, net of allowance for credit losses.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	$245,077	$3,940	$235	$248,782

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities held-to-maturity:
Corporate bonds	$24,678	$619	$—	$25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	$196,044	$1,646	$935	$196,755

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$152,691	$33	$1,661	$151,063
Trust preferred securities	17,964	—	1,115	16,849
Non-agency collateralized loan obligations	393	—	3	390
Agency collateralized mortgage obligations	33,680	42	4	33,718
Agency mortgage-backed securities	21,575	37	348	21,264
Agency debentures	9,994	67	49	10,012
Total debt securities available-for-sale	$236,297	$179	$3,180	$233,296

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities held-to-maturity:
Corporate bonds	$27,184	$353	$22	$27,515
Agency debentures	141,575	472	34	142,013
Municipal bonds	22,963	11	61	22,913
Agency debentures	4,409	—	27	4,382
Total debt securities held-to-maturity	$196,131	$836	$144	$196,823

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent assessment for credit impairment did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, no allowance for credit losses has been recognized on debt securities available-for-sale in an unrealized loss position.

Debt securities available-for-sale of $2.4 million as of December 31, 2020, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $30.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of December 31, 2020, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	December 31, 2020
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$19,393	1.98%	$69,922	1.06%	$69,149	1.56%	$—	—%	$158,464	1.39%
Trust preferred securities	—	—%	—	—%	9,476	2.04%	8,611	1.95%	18,087	2.00%
Agency collateralized mortgage obligations	372	1.55%	—	—%	—	—%	21,717	0.56%	22,089	0.58%
Agency mortgage-backed securities	—	—%	—	—%	17,140	1.08%	392,987	1.63%	410,127	1.60%
Agency debentures	—	—%	—	—%	—	—%	8,803	3.01%	8,803	3.01%
Total debt securities available-for-sale	19,765		69,922		95,765		432,118		617,570
Weighted average yield		1.97%		1.06%		1.52%		1.60%		1.54%
Debt securities held-to-maturity:
Corporate bonds	—	—%	9,683	5.03%	19,554	5.11%	—	—%	29,237	5.09%
Agency debentures	—	—%	—	—%	40,116	1.75%	9,065	3.09%	49,181	1.98%
Municipal bonds	2,205	2.05%	3,890	2.26%	527	2.71%	—	—%	6,622	2.23%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	124,172	2.25%	124,172	2.25%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	5,087	3.59%	5,087	3.59%
Total debt securities held-to-maturity	2,205		13,573		60,197		138,324		214,299
Weighted average yield		2.05%		4.23%		2.84%		2.34%		2.60%
Total debt securities	$21,970		$83,495		$155,962		$570,442		$831,869
Weighted average yield		1.98%		1.57%		2.03%		1.78%		1.81%

For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and lower all-in cost deposit channels without operating through a traditional branch network. We market liquidity and treasury management products, payment processing products, and other deposit products to high-net-worth individuals, family offices, trust companies, wealth management firms, municipalities, endowments and foundations, broker/dealers, futures commission merchants, investment management firms, property management firms, payroll providers and other financial institutions. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth. With respect to our treasury management business, we utilize hybrid interest-bearing accounts that provide our clients with certainty around their fee structures and returns for their total cash position while enhancing our ability to obtain their full liquidity relationship and still meeting our cost of funds expectations, rather than the more traditional combination of separate non-interest bearing and interest-bearing accounts, that have reduced transparency and increased client burden.

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $1.46 billion as of December 31, 2020, an increase of $383.2 million, or 35.7%, from December 31, 2019.

The table below depicts average balances of, and rates paid on our deposit portfolio broken out by deposit type, for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$2,407,087	0.60%	$1,058,064	2.03%	$612,921	1.87%
Money market deposit accounts	3,812,942	0.92%	2,943,541	2.36%	2,429,203	1.86%
Certificates of deposit	1,223,631	1.60%	1,371,038	2.54%	1,071,556	2.05%
Total average interest-bearing deposits	7,443,660	0.93%	5,372,643	2.34%	4,113,680	1.91%
Noninterest-bearing deposits	408,313	—	267,846	—	244,090	—
Total average deposits	$7,851,973	0.88%	$5,640,489	2.23%	$4,357,770	1.80%

Average Deposits for the Years Ended December 31, 2020 and 2019. For the year ended December 31, 2020, our average total deposits were $7.85 billion, representing an increase of $2.21 billion, or 39.2%, from 2019. The average deposit growth was driven by increases in our interest-bearing checking accounts, money market deposit accounts and our noninterest-bearing deposits. Our average cost of interest-bearing deposits decreased 141 basis points to 0.93% for the year ended December 31, 2020, from 2.34% in 2019, as average rates paid were lower in all interest-bearing deposit categories, which was driven by the decrease in the Federal Reserve’s target federal funds rate, which impacted our variable-rate deposits. Average money market deposits decreased to 51.3% of total average interest-bearing deposits for the year ended December 31, 2020, from 54.8% in 2019. Average certificates of deposit decreased to 16.4% of total average interest-bearing deposits for the year ended December 31, 2020, compared to 25.5% in 2019. Average interest-bearing checking accounts increased to 32.3% of total average interest-bearing deposits for the year ended December 31, 2020, compared to 19.7% in 2019. Average noninterest-bearing deposits increased 52.4% for the year ended December 31, 2020, from 2019, and the average cost of total deposits decreased 135 basis points to 0.88% for the year ended December 31, 2020, from 2.23% for the year ended December 31, 2019. We focus only on high quality loan growth and in the absence of this, we increase our assets through cash and cash equivalents as well as adding to our investment portfolio as part of our strategy to build greater on balance sheet liquidity funded through our deposits.

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

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of the date indicated.

December 31,
(Dollars in thousands)	2020
Months to maturity:
Three months or less	$385,615
Over three to six months	182,664
Over six to 12 months	224,677
Over 12 months	116,531
Total	$909,487

Reciprocal and Brokered Deposits

As of December 31, 2020, we consider approximately 91% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® service and reciprocal demand deposits placed through ICS®. As of December 31, 2020, the Bank had CDARS® and ICS® reciprocal deposits totaling $1.72 billion, which are classified as non-brokered deposits as a result of current legislation. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. As of December 31, 2020, brokered deposits were approximately 9% of total deposits. For additional information on our deposits, refer to Note 9, Deposits, to our consolidated financial statements.

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

In 2020, the Company completed underwritten public offerings of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating interest rate of 5.75%. The subordinated notes qualify under federal regulatory rules as Tier 2 capital for the holding company.

The following table presents certain information with respect to our outstanding borrowings, as of the following dates.

	December 31, 2020					December 31, 2019
(Dollars in thousands)	Amount	Weighted Average Spot Rate	Maximum Balance at Any Month End	Average Balance During Year	Maximum Original Term	Amount	Weighted Average Spot Rate	Maximum Balance at Any Month End	Average Balance During Year	Maximum Original Term
FHLB borrowings	$300,000	0.35%	$480,000	$330,314	12 months	$355,000	1.89%	$605,000	$394,480	12 months
Line of credit borrowings	5,000	4.25%	30,000	6,243	12 months	—	—%	4,250	1,234	12 months
Subordinated notes payable	97,500	5.75%	97,500	60,246	10 years	—	—%	35,000	17,356	5 years
Total borrowings outstanding	$402,500	1.71%	$607,500	$396,803		$355,000	1.89%	$644,250	$413,070

	December 31, 2018
(Dollars in thousands)	Amount	Weighted Average Spot Rate	Maximum Balance at Any Month End	Average Balance During Year	Maximum Original Term
FHLB borrowings	$365,000	2.61%	$565,000	$325,356	12 months
Line of credit borrowings	4,250	5.47%	6,200	2,568	12 months
Subordinated notes payable	35,000	5.75%	35,000	35,000	5 years
Total borrowings outstanding	$404,250	2.91%	$606,200	$362,924

The Company entered into cash flow hedge transactions to establish the interest rate paid on $300.0 million of its FHLB borrowings at varying rates and maturities. For additional information on cash flow hedges, refer to Note 17, Derivatives and Hedging Activity, to our consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of December 31, 2020, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of

December 31, 2020, our primary liquidity needs at the parent company level were the semi-annual interest payments on our subordinated notes payable, quarterly dividends on our preferred stock, interest payments on our other borrowings and our share repurchase program. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the year ended December 31, 2020, the parent company paid $7.9 million in dividends on outstanding shares of preferred stock, $6.0 million in connection with our share repurchase and stock cancellation program and $3.1 million in interest payments on our subordinated notes and other borrowings. During the year ended December 31, 2019, the parent company repaid $35.0 million principal amount of subordinated debt, $5.8 million in dividends on outstanding shares of preferred stock, $2.3 million in connection with shares repurchases and $1.1 million in interest payments on subordinated notes and other borrowings. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of December 31, 2020. In addition, at December 31, 2020, the holding company maintained an unsecured line of credit of $50.0 million with Texas Capital Bank, of which $45.0 million was available as of that date. On February 18, 2021, the Company terminated its existing line of credit with Texas Capital Bank and established a new unsecured line of credit of $75.0 million with The Huntington National Bank (the “New Credit Agreement”). The Company made an initial borrowing of $5.2 million on February 18, 2021. The New Credit Agreement matures on February 18, 2022 and contains customary terms, including with respect to acceleration in the event of non-payment and certain other defaults.

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

Sources of asset liquidity are cash, interest-earning deposits with other banks, federal funds sold, certain unpledged debt securities, loan repayments (scheduled and unscheduled), and future earnings. Sources of liability liquidity include a stable deposit base, the ability to renew maturing certificates of deposit, borrowing availability at the FHLB of Pittsburgh, unsecured lines with other financial institutions, access to reciprocal CDARS® and ICS® deposits and brokered deposits, and the ability to raise debt and equity. Customer deposits, which are an important source of liquidity, depend on the confidence of customers in us. Deposits are supported by our capital position and, up to applicable limits, the protection provided by FDIC insurance.

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

In response to the public health and economic crisis resulting from the COVID-19 pandemic, we initially increased our liquid assets as a component of our assets and our deposits as a portion of our assets for the express purpose of carrying more on balance sheet liquidity to provide for potential or unforeseen clients’ needs during the pandemic, in particular during the early stages of the government shut-down programs. We believe that our liquidity position continues to be strong due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 85.8%, 85.4% and 83.7% as of December 31, 2020, 2019 and 2018, respectively, during a period when our total assets grew from $6.04 billion to $9.90 billion. Our ratio of average deposits to total average assets increased to 86.0% for the year ended December 31, 2020, from 83.7% from the same period in 2019. As of December 31, 2020, we had available liquidity of $1.77 billion, or 17.9% of total assets. These sources consisted of available cash and cash equivalents totaling $271.1 million, or 2.7% of total assets, certain unpledged investment securities of $793.7 million, or 8.0% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $704.1 million, or 7.1% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019	2018
Available cash	$271,090	$167,695	$97,703
Certain unpledged investment securities	793,658	400,222	389,010
Net borrowing capacity	704,082	569,132	476,686
Total liquidity	$1,768,830	$1,137,049	$963,399

For the year ended December 31, 2020, we generated $85.4 million in cash from operating activities, compared to $68.2 million in 2019. This change in cash flow was primarily the result of a decrease in net income of $15.0 million for the year ended December 31, 2020, more than offset by changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $2.04 billion for the year ended December 31, 2020, as compared to a net cash outflow of $1.46 billion in 2019. The outflows for the year ended December 31, 2020, were primarily due to $1.67 billion in net loan growth and $1.02 billion for the purchase of investment securities, partially offset by proceeds from the sale, principal repayments and maturities of investments securities of $635.8 million. The outflows for the year ended December 31, 2019, were primarily due to $1.44 billion in net loan growth and the purchase of investment securities of $317.5 million, partially offset by proceeds from the sale, principal repayments and maturities of investments securities of $323.0 million.

Financing activities resulted in a net inflow of $1.99 billion for the year ended December 31, 2020, compared to a net inflow of $1.60 billion in 2019, primarily as a result of the net growth in deposits of $1.85 billion, net proceeds from the issuance of stock of $100.0 million in net proceeds from our private placement, which closed on December 30, 2020, and $95.3 million in net proceeds from the issuance of subordinated notes payable, partially offset by a decrease of $55.0 million in FHLB advances for the year ended December 31, 2020. The inflows for the year ended December 31, 2019 consisted of net growth of $1.58 billion in deposits and the net proceeds from the issuance of preferred stock of $77.6 million, partially offset by the repayment of subordinated debt of $35.0 million and a decrease in FHLB advances of $10 million.

We continue to evaluate the potential impact on liquidity management of various regulatory proposals, including those being established under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as government regulators continue the final rule-making process.

Capital Resources

The access to and cost of funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on our capital position. The Company filed a shelf registration statement on Form S-3 with the SEC on December 26, 2019, which provides a means to allow us to issue registered securities to finance our growth objectives.

The assessment of capital adequacy depends on a number of factors, including asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence in our Company.

Shareholders’ Equity. Shareholders’ equity increased to $757.1 million as of December 31, 2020, compared to $621.3 million as of December 31, 2019. The $135.9 million increase during the year ended December 31, 2020, was primarily attributable to the issuance of $100.0 million in stock, net income of $45.2 million and the impact of $9.5 million in stock-based compensation, partially offset by preferred stock dividends declared of $7.9 million, a decrease of $3.8 million in accumulated other comprehensive income, the purchase of $3.6 million in treasury stock, $2.5 million in cancellation of stock options and $1.7 million related to our adoption of CECL on December 31, 2020.

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

On December 30, 2020, the Company completed the private placement of securities pursuant to an Investment Agreement, dated October 10, 2020 and amended December 9, 2020, with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. Pursuant to the Investment Agreement, the Company sold to T-VIII PubOpps (i) 2,770,083 shares of voting common stock for $40.0 million, (ii) 650 shares of Series C Preferred Stock for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of voting common stock, or a future series of non-voting common stock at an exercise price of $17.50 per share. After two years, the Series C Preferred Stock is convertible into shares of a future series of non-voting common stock or, when transferred under certain limited circumstances to a holder other than an affiliate of Stone Point Capital LLC, voting common stock, at a price of $13.75 per share. The Series C Preferred Stock has a liquidation preference of $100,000 per share, and is entitled to receive, when, as and if declared by the board of directors of the Company, dividends at a rate of 6.75% per annum for each quarterly dividend period, payable in arrears in cash or additional shares of Series C Preferred Stock. The Company does not have redemption rights with respect to the Series C Preferred Stock.

The Company received gross proceeds of $105.0 million at the closing of the private placement, and may receive up to an additional $16.1 million if the warrants are exercised in full. The net proceeds have been recorded to shareholders’ equity at December 31, 2020, and allocated to the three equity instruments issued using the relative fair value method applied to the common stock, and the preferred stock, and to the warrants issued which were recorded to additional paid-in capital. The net proceeds provide Tier 1 capital for the holding company under federal regulatory capital rules.

In May 2019, the Company completed the issuance and sale of a registered, underwritten public offering of 3.2 million depositary shares, each representing a 1/40th interest in a share of Series B Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $77.6 million from the sale of 80,500 shares of its Series B Preferred Stock (equivalent to 3.2 million depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

When, as, and if declared by the board of directors of the Compnay, dividends will be payable on the Series B Preferred Stock from the date of issuance to, but excluding July 1, 2026, at a rate of 6.375% per annum, payable quarterly, in arrears, and from and including July 1, 2026, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 408.8 basis points per annum (subject to potential adjustment as provided in the definition of three-month LIBOR), payable quarterly, in arrears. The Company may redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after July 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on May 23, 2019.

In March 2018, the Company completed the issuance and sale of a registered, underwritten public offering of 1.6 million depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock, with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $38.5 million from the sale of 40,250 shares of its Series A Preferred Stock (equivalent to 1.6 million depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock provides Tier 1 capital for the holding company under federal regulatory capital rules.

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

Regulatory Capital. As of December 31, 2020 and 2019, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us. As of December 31, 2020 and 2019, the capital conservation buffer was 2.5%, in addition to the minimum capital adequacy levels shown in the tables below. Both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

In the first quarter of 2020, U.S. federal regulatory authorities issued an interim final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay the impact of CECL on regulatory capital for up to two years (beginning January 1, 2020), followed by a three-year transition period. Due to the delayed implementation of CECL available under the CARES Act and the Consolidated Appropriations Act, 2021, the Company will be eligible and has elected to utilize the two-year delay of CECL’s impact on its regulatory capital (from January 1, 2020 through December 31, 2021) followed by the three-year transition period of CECL impact on regulatory capital (from January 1, 2022 through December 31, 2024).

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations of principal, interest and expenses that may require future cash payments as of the date indicated.

	December 31, 2020
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Transaction deposits	$6,903,252	$499,805	$50,000	$—	$7,453,057
Certificates of deposit	892,427	143,605	—	—	1,036,032
Borrowings outstanding	55,000	100,000	247,500		402,500
Interest payments on certificates of deposit and borrowings	22,176	20,781	11,561	25,228	79,746
Operating leases	3,180	4,877	3,822	18,643	30,522
Commitments for low income housing and historic tax credits	16,770	7,374	65	154	24,363
Commitments for small business investment companies	6,615	—	—	—	6,615
Preferred dividends declared (1)	1,979	—	—	—	1,979
Total contractual obligations	$7,901,399	$776,442	$312,948	$44,025	$9,034,814
(1)On January 14, 2021, the Company’s board of directors declared dividends payable on outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. For more information, refer to Note 24, Subsequent Event, to our consolidated financial statements.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheet in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

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

	December 31, 2020
(Dollars in thousands)	Due on Demand	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments	$5,624,460	$468,665	$395,196	$148,662	$8,164	$6,645,147
Standby letters of credit	1,054	41,397	33,351	6,235	—	82,037
Total off-balance sheet arrangements	$5,625,514	$510,062	$428,547	$154,897	$8,164	$6,727,184

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

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$22,885	13.56%	$45,787	31.65%
+200	$7,673	4.55%	$30,367	20.99%
+100	$(7,386)	(4.37)%	$15,128	10.46%
–100	$(2,919)	(1.73)%	$(16,822)	(11.63)%

Economic value of equity:
+300	$(88,848)	(12.07)%	$6,511	1.10%
+200	$(64,260)	(8.73)%	$3,691	0.62%
+100	$(42,314)	(5.75)%	$1,513	0.26%
–100	$16,700	2.27%	$(10,886)	(1.84)%

We plan to continue to manage an asset sensitive interest rate risk position when it comes to net interest income due to the ongoing need for some duration in the liability portfolio. This appetite for duration in liabilities will likely increase with rates at historically low levels across the yield curve. The current exception to this asset sensitive NII position is in a 100 basis point shock scenario where we accept the negative impact to NII caused by floors implemented on our loans throughout 2020 because of the material benefit provided by those floors in the base case - a case of low rates for a long period that we believe will persist. Given the longer-term nature of the EVE analysis and the absolute low level of interest rates, we have migrated to a more liability sensitive interest rate risk position when it comes to economic value of equity due to the aforementioned expectation of low rates for an extended period of time.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	December 31, 2020
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$429,639	$—	$—	$—	$—	$—	$—	$429,639
Federal funds sold	5,462	—	—	—	—	—	—	5,462
Total investment securities	216,973	34,815	52,862	200,893	151,410	180,688	4,904	842,545
Total loans	7,774,160	53,634	76,458	199,595	77,484	38,305	17,782	8,237,418
Other assets	—	—	—	—	—	—	381,752	381,752
Total assets	$8,426,234	$88,449	$129,320	$400,488	$228,894	$218,993	$404,438	$9,896,816

Liabilities:
Transaction deposits	$6,045,246	$401,580	$—	$499,805	$50,000	$—	$456,426	$7,453,057
Certificates of deposit	451,124	179,165	262,138	143,605	—		—	1,036,032
Borrowings, net	55,000	—	—	100,000	245,493	—	—	400,493
Other liabilities	—	—	—	—	—	—	250,089	250,089
Total liabilities	6,551,370	580,745	262,138	743,410	295,493	—	706,515	9,139,671

Equity	—	—	—	—	—	—	757,145	757,145
Total liabilities and equity	$6,551,370	$580,745	$262,138	$743,410	$295,493	$—	$1,463,660	$9,896,816

Interest rate sensitivity gap	$1,874,864	$(492,296)	$(132,818)	$(342,922)	$(66,599)	$218,993	$(1,059,222)
Cumulative interest rate sensitivity gap	$1,874,864	$1,382,568	$1,249,750	$906,828	$840,229	$1,059,222
Cumulative interest rate sensitive assets to rate sensitive liabilities	128.6%	119.4%	116.9%	111.1%	110.0%	112.6%	108.3%
Cumulative gap to total assets	18.9%	14.0%	12.6%	9.2%	8.5%	10.7%

The cumulative twelve-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 116.9% as of December 31, 2020, as compared to 121.4% as of December 31, 2019.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. During the life of these transactions, they have the effect on our gap analysis of moving $250.0 million of borrowings from the less than 90 days re-pricing category to the three months and longer re-pricing categories. Of the $250.0 million, $100.0 million was moved to the one to three years re-pricing category and $150.0 million was moved to the three to five year repricing category. For additional information on cash flow hedges, refer to Note 17, Derivatives and Hedging Activity, to our consolidated financial statements.

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

Certain accounting policies are based inherently to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views the following accounting policies and estimates as critical accounting policies: investment securities, allowance for credit losses on loans and leases, goodwill and other intangible assets, income taxes, and fair value measurement.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded to interest income on investments over the estimated life of the security utilizing the level yield method. Management evaluates expected credit losses on held-to-maturity debt securities on a collective or pool basis, by investment category and credit rating. The Company measures credit losses by comparing the present value of cash flows expected to be collected to the amortized cost basis of the security that considers historical credit loss information, adjusted for current conditions and reasonable and supportable economic forecasts. The Company’s investment securities can be classified into the following pools based on similar risk characteristics: (1) U.S. government agencies, (2) state and local municipalities, (3) domestic corporations, including trust preferred securities, and (4) non-agency securitizations. The Company's agency securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. For the remaining pools of securities, the credit rating of the issuers, the investment’s cash flow characteristics and the underlying instruments securitizing certain bonds are the most relevant risk characteristics of the investment portfolio. The Company’s investment policy only allows for purchases of investments with investment grade credit ratings and the Company continuously monitors for changes in credit ratings. Probability of default and loss given default rates are based on historical averages for each investment pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables, such as unemployment rates and interest rate spreads, which management considers to be both reasonable and supportable. The forecast of these macroeconomic variables is applied over a period of two years and reverts to historical averages over a three-year reversion period.

Management evaluates available-for-sale debt securities in an unrealized loss position quarterly for expected credit losses. Management first determines whether it intends to sell or if it is more likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements, and securities portfolio management. If the Company intends to sell an available-for-sale security with a fair value below amortized cost or if it is more likely than not that it will be required to sell such a security before recovery, the security’s amortized cost is written down to fair value through current period earnings. For available-for-sale debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, a provision for credit losses is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. Management considers the extent to which fair value is less than amortized cost, credit ratings and other factors related to the security in assessing whether credit loss exists. The Company measures credit loss by comparing the present value of cash flows expected to be collected to the amortized cost basis of the security. An allowance for credit losses is recorded by the difference that the present value of cash flows expected to be collected is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income and the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis. Changes in the allowance for credit losses are recorded as provision for credit losses. Losses are charged against the allowance when management believes the security is uncollectible or management intends to sell or required to sell the security.

The recognition of interest income on a debt security is discontinued when any principal or interest payment becomes 90 days past due, at which time the debt security is placed on non-accrual status. All accrued and unpaid interest on such debt security is then reversed. Accrued interest receivable is excluded from the estimate of expected credit losses.

Allowance for Credit Losses on Loans and Leases.. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans and leases to present management’s best estimate of the net amount expected to be collected. Adjustments to the allowance for credit losses are established through provisions for credit losses that are recorded in the consolidated statements of income. Loans and leases are charged off against the allowance for credit losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans and leases previously charged off, the recovered amount is credited to allowance for credit losses. Accrued interest receivable is excluded from the estimate of expected credit losses.

The allowance for credit losses represent estimates of expected credit losses for homogeneous loan pools that share similar risk characteristics such as commercial and industrial loans and leases, commercial real estate loans, and private banking loans which include consumer lines of credit and residential mortgages. The Company periodically reassesses each loan pool to ensure that the loans within the pool continue to share similar risk characteristics. Non-accrual loans and loans designated as TDRs, are assessed individually using a discounted cash flows method or, where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

The collateral on our private banking loans that are secured by cash, marketable securities and/or cash value life insurance are monitored daily and requires borrowers to continually replenish collateral as a result of fair value changes. Therefore, it is expected that the fair value of the collateral value securing each loan will exceed the loan’s amortized cost basis and no allowance for the off-balance sheet exposure would be required under Accounting Standard Codification (“ASC”) ASC 326-20-35-6 “Financial Assets Secured by Collateral Maintenance Provisions.”

In estimating the general allowance for credit losses on loans and leases evaluated on a collective or pool basis, management considers past events, current conditions, and reasonable and supportable economic forecasts including historical charge-offs and subsequent recoveries. Management also considers qualitative factors that influence our credit quality, including, but not limited to, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, and the results of internal loan reviews. Finally, management considers the impact of changes in current and forecasted local and regional economic conditions in the markets that we serve.

Management bases the computation of the general allowance for credit losses on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio. Management has developed a methodology that is applied to each of the three primary loan portfolios: commercial and industrial loans and leases, commercial real estate loans and private banking loans (other than those secured by cash, marketable securities and/or cash value life insurance).

For each portfolio, management estimates expected credit losses over the life of each loan utilizing lifetime or cumulative loss rate methodology, which identifies macroeconomic factors and asset-specific characteristics that are correlated with credit loss experience including loan age, loan type, and leverage. The lifetime loss rate is applied to the amortized cost of the loan. This methodology builds on default and recovery probabilities by utilizing pool-specific historical loss rates to calculate expected credit losses. These pool-specific historical loss rates may be adjusted for a forecast of certain macroeconomic variables, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time the Company measures expected credit losses, the Company assesses the relevancy of historical loss information and considers any necessary adjustments to address any differences in asset-specific characteristics.

The allowance represents management’s current estimate of expected credit losses in the loan and lease portfolio. Expected credit losses are estimated over the contractual term of the loans, which includes extension or renewal options that are not unconditionally cancellable by the Company and are adjusted for expected prepayments when appropriate. Management’s judgment takes into consideration past events, current conditions and reasonable and supportable economic forecasts including general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available in making such determinations, and that the present allowance for credit losses represents management’s best estimate of current expected credit losses, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance.

The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Loss rates are based on historical averages for each loan pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables such as gross domestic product (“GDP”), unemployment rates, corporate bond credit spreads and commercial property values, which management considers to be both reasonable and supportable. The single, forward-looking forecast of these macroeconomic variables is applied over the remaining life of the loan pools. The development of the reasonable and supportable forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast.

The secondary factor is intended to capture additional risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio that are not considered as part of the primary factor. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories, or risk factors, and applies a quantitative percentage that drives the secondary factor. Nine risk factors have been identified and each risk factor is assigned an allowance level based on management’s judgment as to the expected impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, management evaluates the need for a corresponding change to occur in the allowance associated with each respective risk factor to provide the most appropriate estimate of allowance for credit losses on loan and lease losses.

The Company also maintains an allowance for credit losses on off-balance sheet credit exposures for unfunded loan commitments. This allowance is reflected as a component of other liabilities which represents management’s current estimate of expected losses in the unfunded loan commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life based on management’s consideration of past events, current conditions and reasonable and supportable economic forecasts. Management tracks the level and trends in unused commitments and takes into consideration the same factors as those considered for purposes of the allowance for credit losses on outstanding loans. Unconditionally cancellable loans are excluded from the calculation of allowance for credit losses on off-balance sheet credit exposures.

Results for full year and period end December 31, 2020, are presented under CECL methodology while prior period amounts continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies; and specific reserves based upon ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing a goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the goodwill impairment test is not required.

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of these assets exceeds its fair value. If the carrying value exceeds the fair value of the assets, an impairment loss is recorded in an amount equal to any such excess and the assets are reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as its trade names, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 25 years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

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

Recent Accounting Pronouncements and Developments for Adoption

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. This ASU is effective for: (1) Public business entities that meet the definition of a Securities and Exchange Commission (“SEC”) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for annual and interim periods in fiscal years beginning after December 15, 2021; (2) All other entities, for annual and interim periods in fiscal years beginning after December 15, 2023. The Company early adopted this standard on January 1, 2021, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes,” which removes certain exceptions for: recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This standard is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of this standard on January 1, 2021, did not have a material impact on the Company’s consolidated financial statements.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of TriState Capital Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of December 31, 2020 and has applied it retroactively to January 1, 2020 due to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses for loans and leases evaluated on a collective basis

As discussed in notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans and leases was $34.6 million as of December 31, 2020. The most significant loan portfolios included within this amount are (1) commercial real estate and (2) commercial and industrial. The allowance for credit losses for these loan portfolios includes the estimate of expected credit losses on a collective basis for those loans that share similar risk characteristics (collective ACL). The Company estimated the collective ACL using a current expected credit losses methodology which is based on past events, current conditions, and reasonable and supportable economic forecasts. For each portfolio, the Company uses lifetime loss rate models which identifies macroeconomic factors and asset-specific characteristics that are correlated with credit loss experience including loan age, loan type, and leverage. The lifetime loss rate is applied to the amortized cost of the loan to estimate the collective ACL over the contractual term of the loans, which includes extension or renewal options that are not unconditionally cancellable by the Company and are adjusted for expected prepayments when appropriate. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance over a complete economic cycle that is adjusted to reflect the impact of a forward-looking forecast of certain macroeconomic variables. The forward-looking forecast of these macroeconomic variables is applied over the remaining life of the loan segments. The development of the reasonable and supportable forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast. A portion of the collective ACL is comprised of adjustments to historical loss rates for asset-specific risk characteristics and to reflect the extent to which the Company expects current or expected conditions to differ from the conditions that existed in the historical loss information evaluated. These adjustments are based on qualitative factors not reflected in the lifetime loss rate models but which impact the measurement of estimated credit losses.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the estimation of the collective ACL due to the significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the models used to estimate: (1) the lifetime loss rates, and their significant assumptions, including the selection of the forward-looking forecast, the reasonable and supportable forecast periods, and the internal and external historical loss information; and (2) the qualitative factors and their significant assumptions, including adjustments to account for current and expected macroeconomic conditions. The assessment also included an evaluation of the conceptual soundness and performance of the models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:

–Development of the collective ACL methodology

–Development and conceptual soundness of the loss rate models

–Performance monitoring of the loss rate models

–Determination and measurement of the significant assumptions used in the loss rate models

–Development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors

–Analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

–Evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

–Evaluating judgments made by the Company relative to the development and performance monitoring of the loss rate models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

–Assessing the conceptual soundness and performance testing of the loss rate models by inspecting the model documentation to determine whether the models are suitable for their intended use

–Evaluating the methodology used to develop the forward-looking forecast of certain macroeconomic variables and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices

–Testing the historical loss rate information and reasonable and supportable forecast periods to evaluate the length of each period by comparing to specific portfolio risk characteristics, trends, and macroeconomic forecast trends

–Evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends.

We also evaluated the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Pittsburgh, Pennsylvania
February 25, 2021

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2020	December 31, 2019
ASSETS

Cash	$341	$357
Interest-earning deposits with other institutions	429,639	395,860
Federal funds sold	5,462	7,638
Cash and cash equivalents	435,442	403,855
Debt securities available-for-sale, at fair value	617,570	248,782
Debt securities held-to-maturity, at cost, net	211,691	196,044
Federal Home Loan Bank stock	13,284	24,324
Total investment securities	842,545	469,150
Loans and leases held-for-investment	8,237,418	6,577,559
Allowance for credit losses on loans and leases	(34,630)	(14,108)
Loans and leases held-for-investment, net	8,202,788	6,563,451
Accrued interest receivable	18,783	22,326
Investment management fees receivable, net	7,935	7,560
Goodwill and other intangibles, net	63,911	65,854
Office properties and equipment, net	12,369	9,569
Operating lease right-of-use asset	21,294	22,589
Bank owned life insurance	71,787	70,044
Prepaid expenses and other assets	219,962	131,412
Total assets	$9,896,816	$7,765,810

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$8,489,089	$6,634,613
Borrowings, net	400,493	355,000
Accrued interest payable on deposits and borrowings	3,057	5,490
Deferred tax liability, net	5,676	6,931
Operating lease liability	22,958	23,644
Other accrued expenses and other liabilities	218,398	118,851
Total liabilities	9,139,671	7,144,529

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively Series B Shares issued and outstanding -80,500 and 80,500, respectively Series C Shares issued and outstanding - 650 and 0, respectively	177,143	116,079
Common stock, no par value; Shares authorized - 45,000,000; Shares issued - 34,919,572 and 31,482,408, respectively; Shares outstanding - 32,620,150 and 29,355,986, respectively	331,098	295,349
Additional paid-in capital	33,824	23,095
Retained earnings	254,054	218,449
Accumulated other comprehensive income (loss), net	(2,697)	1,132
Treasury stock (2,299,422 and 2,126,422 shares, respectively)	(36,277)	(32,823)
Total shareholders’ equity	757,145	621,281
Total liabilities and shareholders’ equity	$9,896,816	$7,765,810

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018

Interest income:
Loans and leases	$200,839	$239,328	$185,349
Investments	14,032	16,324	10,683
Interest-earning deposits	2,224	6,795	3,754
Total interest income	217,095	262,447	199,786
Interest expense:
Deposits	69,202	125,592	78,493
Borrowings	9,949	9,798	7,889
Total interest expense	79,151	135,390	86,382
Net interest income	137,944	127,057	113,404
Provision:
Provision (credit) for credit losses	19,400	(968)	(205)
Net interest income after provision for credit losses	118,544	128,025	113,609
Non-interest income:
Investment management fees	32,035	36,442	37,647
Service charges on deposits	1,072	559	570
Net gain (loss) on the sale and call of debt securities	3,948	416	(70)
Swap fees	16,274	11,029	7,311
Commitment and other loan fees	1,715	1,788	1,411
Bank owned life insurance income	1,742	1,736	1,716
Other income (loss)	419	812	(668)
Total non-interest income	57,205	52,782	47,917
Non-interest expense:
Compensation and employee benefits	71,197	69,176	64,771
Premises and equipment expense	5,875	5,458	4,867
Professional fees	6,201	6,188	4,729
FDIC insurance expense	9,680	5,292	4,543
General insurance expense	1,142	1,097	1,030
State capital shares tax	1,720	420	1,521
Travel and entertainment expense	2,423	4,620	3,816
Technology and data services	10,803	8,520	6,754
Intangible amortization expense	1,944	2,009	1,968
Marketing and advertising	2,402	2,263	1,682
Change in fair value of acquisition earn out	—	—	(218)
Other operating expenses	9,716	7,106	5,694
Total non-interest expense	123,103	112,149	101,157
Income before tax	52,646	68,658	60,369
Income tax expense	7,412	8,465	5,945
Net income	$45,234	$60,193	$54,424
Preferred stock dividends	7,873	5,753	2,120
Net income available to common shareholders	$37,361	$54,440	$52,304

Earnings per common share:
Basic	$1.32	$1.95	$1.90
Diluted	$1.30	$1.89	$1.81
See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018

Net income	$45,234	$60,193	$54,424

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $1,267, $1,696 and $(901), respectively	3,997	5,356	(2,913)

Reclassification adjustment for losses (gains) included in net income on debt securities, net of tax benefit (expense) of $(927), $(76) and $17, respectively	(2,919)	(237)	53

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $(2,216), $(538) and $254, respectively	(6,981)	(1,701)	773

Reclassification adjustment for losses (gains) included in net income on derivatives, net of tax benefit (expense) of $658, $(304) and $(330), respectively	2,074	(955)	(1,050)

Other comprehensive income (loss)	(3,829)	2,463	(3,137)

Total comprehensive income	$41,405	$62,656	$51,287

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2017	$—	$289,507	$10,290	$111,732	$1,246	$(23,704)	$389,071
Net income	—	—	—	54,424	—	—	54,424
Impact of adoption of ASU 2014-09	—	—	—	533	—	—	533
Reclassification for equity securities under ASU 2016-01	—	—	—	(286)	286	—	—
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	(274)	274	—	—
Other comprehensive loss	—	—	—	—	(3,137)	—	(3,137)
Issuance of stock (net of offering costs of $1,782)	38,468	—	—	—	—	—	38,468
Preferred stock dividends	—	—	—	(2,120)	—	—	(2,120)
Exercise of stock options	—	3,848	(2,181)	—	—	—	1,667
Purchase of treasury stock	—	—	—	—	—	(6,807)	(6,807)
Cancellation of stock options	—	—	(945)	—	—	—	(945)
Stock-based compensation	—	—	8,200	—	—	—	8,200
Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354
Net income	—	—	—	60,193	—	—	60,193
Other comprehensive income	—	—	—	—	2,463	—	2,463
Issuance of stock (net of offering costs of $2,889)	77,611	—	—	—	—	—	77,611
Preferred stock dividends	—	—	—	(5,753)	—	—	(5,753)
Exercise of stock options	—	1,994	(1,094)	—	—	—	900
Purchase of treasury stock	—	—	—	—	—	(2,312)	(2,312)
Stock-based compensation	—	—	8,825	—	—	—	8,825
Balance, December 31, 2019	$116,079	$295,349	$23,095	$218,449	$1,132	$(32,823)	$621,281
Net income	—	—	—	45,234	—	—	45,234
Impact of adoption of CECL (see Note 1)	—	—	—	(1,731)	—	—	(1,731)
Other comprehensive loss	—	—	—	—	(3,829)	—	(3,829)
Issuance of stock (net of offering costs of $4,998) (1)	61,064	34,720	4,218	—	—	—	100,002
Preferred stock dividend	—	—	—	(7,873)	—	—	(7,873)
Exercise of stock options	—	1,029	(523)	—	—	—	506
Purchase of treasury stock	—	—	—	—	—	(3,589)	(3,589)
Reissuance of treasury stock	—	—	—	(25)	—	135	110
Cancellation of stock options	—	—	(2,484)	—	—	—	(2,484)
Stock-based compensation	—	—	9,518	—	—	—	9,518
Balance, December 31, 2020	$177,143	$331,098	$33,824	$254,054	$(2,697)	$(36,277)	$757,145
(1)Valuation of the warrants related to the issuance of stock was recorded as a component of additional paid-in capital. For additional information on the issuance of stock, refer to Note 12, Stock Transactions, to our consolidated financial statements.

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$45,234	$60,193	$54,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	4,209	3,646	3,509
Amortization of deferred financing costs	143	84	203
Provision (credit) for credit losses	19,400	(968)	(205)
Net loss (gain) on the sale of loans	50	—	(19)
Stock-based compensation expense	9,518	8,825	8,200
Net loss (gain) on the sale or call of debt securities available-for-sale	(3,846)	(312)	73
Net gain on the call of debt securities held-to-maturity	(102)	(104)	(3)
Net loss (gain) from equity securities	—	(842)	775
Income from debt securities trading	(352)	—	—
Purchase of debt securities trading	(40,477)	—	—
Proceeds from the sale of debt securities trading	40,792	—	—
Net amortization of premiums and discounts on debt securities	3,960	16	606
Decrease (increase) in investment management fees receivable, net	(375)	(261)	421
Decrease (increase) in accrued interest receivable	3,543	(1,624)	(7,183)
Increase (decrease) in accrued interest payable	(2,433)	286	2,705
Bank owned life insurance income	(1,742)	(1,736)	(1,716)
Change in fair value of acquisition earn out	—	—	(218)
Increase (decrease) in income taxes payable	188	(156)	(9)
Decrease in prepaid income taxes	2,755	5,189	8,369
Deferred tax provision (credit)	506	2,640	234
Increase (decrease) in accounts payable and other accrued expenses	2,752	(6,361)	9,566
Cash received for reimbursement of leasehold improvements	2,196	—	—
Other, net	(512)	(322)	2,966
Net cash provided by operating activities	85,407	68,193	82,698
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(571,837)	(59,110)	(155,632)
Purchase of debt securities held-to-maturity	(447,077)	(258,428)	(144,127)
Purchase of equity securities	—	—	(5,224)
Proceeds from the sale of debt securities available-for-sale	120,400	6,993	31,306
Proceeds from the sale of equity securities	—	13,679	—
Principal repayments and maturities of debt securities available-for-sale	85,282	43,704	25,652
Principal repayments and maturities of debt securities held-to-maturity	430,090	258,581	7,176
Investment in low income housing and historic tax credits	(4,219)	(12,505)	(4,834)
Investment in small business investment companies	(850)	(1,283)	(736)
Net redemption (purchase) of Federal Home Loan Bank stock	11,040	347	(10,879)
Net increase in loans and leases	(1,665,788)	(1,442,818)	(956,706)
Proceeds from loan sales	6,158	—	7,092
Proceeds from the sale of other real estate owned	1,527	169	—
Additions to office properties and equipment	(5,067)	(6,080)	(1,782)
Acquisition	—	—	(1,335)
Net cash used in investing activities	(2,040,341)	(1,456,751)	(1,210,029)

Cash flows from financing activities:
Net increase in deposit accounts	1,854,476	1,584,152	1,062,850
Net increase (decrease) in Federal Home Loan Bank advances	(55,000)	(10,000)	70,000
Net increase (decrease) in line of credit advances	5,000	(4,250)	(1,950)
Net proceeds from issuance of subordinated notes payable	95,349	—	—
Net proceeds from issuance of stock	100,002	77,611	38,468
Repayment of subordinated debt	—	(35,000)	—
Net proceeds from exercise of stock options	506	900	1,667
Cancellation of stock options	(2,484)	—	(945)
Payment of contingent consideration	—	(2,920)	—
Purchase of treasury stock, net	(3,479)	(2,312)	(6,807)
Dividends paid on preferred stock	(7,849)	(5,753)	(2,120)
Net cash provided by financing activities	1,986,521	1,602,428	1,161,163
Net change in cash and cash equivalents during the period	31,587	213,870	33,832
Cash and cash equivalents at beginning of the period	403,855	189,985	156,153
Cash and cash equivalents at end of the period	$435,442	$403,855	$189,985

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest expense	$81,572	$135,021	$83,474
Income taxes	$693	$(2,035)	$(4,331)
Other non-cash activity:
Operating lease right-of-use asset	$—	$22,589	$—
Loan foreclosures and repossessions	$—	$1,492	$—
Contingent consideration	$—	$—	$2,920

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

Material estimates that are particularly susceptible to significant changes relate to the determination of the allowance for credit losses on loans and leases, valuation of goodwill and other intangible assets and their evaluation for impairment, fair value measurements and deferred income taxes and their related recoverability, each of which is discussed later in this section.

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded to interest income on investments over the estimated life of the security utilizing the level yield method. Management evaluates expected credit losses on held-to-maturity debt securities on a collective or pool basis, by investment category and credit rating. The Company measures credit losses by comparing the present value of cash flows expected to be collected to the amortized cost basis of the security that considers historical credit loss information, adjusted for current conditions and reasonable and supportable economic forecasts. The Company’s investment securities can be classified into the following pools based on similar risk characteristics: (1) U.S. government agencies, (2) state and local municipalities, (3) domestic corporations, including trust preferred securities, and (4) non-agency securitizations. The Company's U.S. government agency securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. For the remaining pools of securities, the credit rating of the issuers, the investment’s cash flow characteristics and the underlying instruments securitizing certain bonds are the most relevant risk characteristics of the investment portfolio. The Company’s investment policy only allows for purchases of investments with investment grade credit ratings and the Company continuously monitors for changes in credit ratings. Probability of default and loss given default rates are based on historical averages for each investment pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables, such as unemployment rates and interest rate spreads, which management considers to be both reasonable and supportable. The forecast of these macroeconomic variables is applied over a period of two years and reverts to historical averages over a three-year reversion period.
Management evaluates available-for-sale debt securities in an unrealized loss position quarterly for expected credit losses. Management first determines whether it intends to sell or if it is more likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements, and securities portfolio management. If the Company intends to sell an available-for-sale security with a fair value below amortized cost or if it is more likely than not that it will be required to sell such a security before recovery, the security’s amortized cost is written down to fair value through current period earnings. For available-for-sale debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, a provision for credit losses is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. Management considers the extent to which fair value is less than amortized cost, credit ratings and other factors related to the security in assessing whether credit loss exists. The Company measures credit loss by comparing the present value of cash flows expected to be collected to the amortized cost basis of the security. An allowance for credit losses is recorded by the difference that the present value of cash flows expected to be collected is less than the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income and the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis. Changes in the allowance for credit losses are recorded as provision for credit losses. Losses are charged against the allowance when management believes the security is uncollectible or management intends to sell or is required to sell the security.

The recognition of interest income on a debt security is discontinued when any principal or interest payment becomes 90 days past due, at which time the debt security is placed on non-accrual status. All accrued and unpaid interest on such debt security is then reversed. Accrued interest receivable is excluded from the estimate of expected credit losses.

For additional detail regarding investment securities, see Note 2.

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of December 31, 2020 and 2019. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

For additional detail regarding Federal Home Loan Bank stock, see Note 3.

LOANS AND LEASES
Loans and leases held-for-investment are stated at amortized cost. Amortized cost is the unpaid principal balance, net of deferred loan fees and costs. Loans held-for-sale are stated at the lower of cost or fair value. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. Deferred loan fees and costs are amortized to interest income over the estimated life of the loan, taking into consideration scheduled payments and prepayments.

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

For additional detail regarding loans and leases, see Note 4.

OTHER REAL ESTATE OWNED
Real estate owned, other than bank premises, is recorded at fair value less estimated selling costs. Fair value is determined based on an independent appraisal. Expenses related to holding the property are charged against earnings when incurred. Depreciation is not recorded on other real estate owned (“OREO”) properties.

ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans and leases to present management’s best estimate of the net amount expected to be collected. Adjustments to the allowance for credit losses are established through provisions for credit losses that are recorded in the consolidated statements of income. Loans and leases are charged off against the allowance for credit losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans and leases previously charged off, the recovered amount is credited to allowance for credit losses. Accrued interest receivable is excluded from the estimate of expected credit losses.

The allowance for credit losses represent estimates of expected credit losses for homogeneous loan pools that share similar risk characteristics such as commercial and industrial (“C&I”) loans and leases, commercial real estate (“CRE”) loans, and private banking loans which include consumer lines of credit and residential mortgages. The Company periodically reassesses each loan pool to ensure that the loans within the pool continue to share similar risk characteristics. Non-accrual loans and loans designated as TDRs, are assessed individually using a discounted cash flows method or, where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

The collateral on our private banking loans that are secured by cash, marketable securities and/or cash value life insurance are monitored daily and requires borrowers to continually replenish collateral as a result of fair value changes. Therefore, it is expected that the fair value of the collateral value securing each loan will exceed the loan’s amortized cost basis and no allowance for the off-balance sheet exposure would be required under Accounting Standard Codification (“ASC”) ASC 326-20-35-6 “Financial Assets Secured by Collateral Maintenance Provisions.”

In estimating the general allowance for credit losses for loans evaluated on a collective or pool basis, management considers past events, current conditions, and reasonable and supportable economic forecasts, including historical charge-offs and subsequent recoveries. Management also considers qualitative factors that influence our credit quality, including, but not limited to, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, and the results of internal loan reviews. Finally, management considers the impact of changes in current and forecasted local and regional economic conditions in the markets that we serve.

Management bases the computation of the general allowance for credit losses on two factors: the primary factor and the secondary factor. The primary factor is based on the inherent risk identified by management within each of the Company’s three loan portfolios based on the historical loss experience of each loan portfolio. Management has developed a methodology that is applied to each of the three primary loan portfolios: C&I loans and leases, CRE loans and private banking loans (other than those secured by cash, marketable securities and/or cash value life insurance).

For each portfolio, management estimates expected credit losses over the life of each loan utilizing lifetime or cumulative loss rate methodology, which identifies macroeconomic factors and asset-specific characteristics that are correlated with credit loss experience, including loan age, loan type, leverage, risk rating, interest rate spread and industry. The lifetime loss rate is applied to the amortized cost of the loan. This methodology builds on default and recovery probabilities by utilizing pool-specific historical loss rates to calculate expected credit losses. These pool-specific historical loss rates may be adjusted for a forecast of certain macroeconomic variables, as further discussed below, and other factors such as differences in underwriting standards, portfolio mix, or when historical asset terms do not reflect the contractual terms of the financial assets being evaluated as of the measurement date. Each time the Company measures expected credit losses, the Company assesses the relevancy of historical loss information and considers any necessary adjustments to address any differences in asset-specific characteristics.

The allowance represents management’s current estimate of expected credit losses in the loan and lease portfolio. Expected credit losses are estimated over the contractual term of the loans, which includes extension or renewal options that are not unconditionally cancellable by the Company and are adjusted for expected prepayments when appropriate. Management’s judgment takes into consideration past events, current conditions and reasonable and supportable economic forecasts including general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available in making such determinations, and that the present allowance for credit losses represents management’s best estimate of current expected credit losses, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance.

The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Loss rates are based on historical averages for each loan pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables such as gross domestic product (“GDP”), unemployment rates, corporate bond credit spreads and commercial property values, which management considers to be both reasonable and supportable. The single, forward-looking forecast of these macroeconomic variables is applied over the remaining life of the loan pools. The development of the reasonable and supportable forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast.

The secondary factor is intended to capture additional risks related to events and circumstances that management believes have an impact on the performance of the loan portfolio that are not considered as part of the primary factor. Although this factor is more subjective in nature, the methodology focuses on internal and external trends in pre-specified categories, or risk factors, and applies a quantitative percentage that drives the secondary factor. Nine risk factors have been identified and each risk factor is assigned an allowance level based on management’s judgment as to the expected impact of each risk factor on each loan portfolio and is monitored on a quarterly basis. As the trend in any risk factor changes, management evaluates the need for a corresponding change to occur in the allowance associated with each respective risk factor to provide the most appropriate estimate of allowance for credit losses on loans and leases.

The Company also maintains an allowance for credit losses on off-balance sheet credit exposures for unfunded loan commitments. This allowance is reflected as a component of other liabilities which represents management’s current estimate of expected losses in the unfunded loan commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life based on management’s consideration of past events, current conditions and reasonable and supportable economic forecasts. Management tracks the level and trends in unused commitments and takes into consideration the same factors as those considered for purposes of the allowance for credit losses on outstanding loans. Unconditionally cancellable loans are excluded from the calculation of allowance for credit losses on off-balance sheet credit exposures.

Results for full year and period end December 31, 2020, are presented under CECL methodology while prior period amounts continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies; and specific reserves based upon ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.
For additional detail regarding allowance for credit losses on loans and leases, see Note 5.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. The Company has not experienced any losses on receivables for asset management fees for the years ended December 31, 2020, 2019 and 2018. The Company had no allowance for credit losses on investment management fees as of December 31, 2020 and 2019.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is not amortized and is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill annually and again at any quarter-end if a material event occurs during the quarter that may affect goodwill. If goodwill testing is required, an assessment of qualitative factors can be completed before performing a goodwill impairment test. If an assessment of qualitative factors determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then the goodwill impairment test is not required.

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of these assets exceeds its fair value. If the carrying value exceeds the fair value of the assets, an impairment loss is recorded in an amount equal to any such excess and the assets are reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as its trade names, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 25 years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount may not be recoverable.

For additional detail regarding goodwill and other intangible assets, see Note 6.

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

For additional detail regarding office properties and equipment, see Note 7.

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

For additional detail regarding operating leases, see Note 8.

BANK OWNED LIFE INSURANCE
Bank owned life insurance (“BOLI”) policies on certain officers and employees are recorded at net cash surrender value on the consolidated statements of financial condition. Upon termination of a BOLI policy the Company receives the cash surrender value. BOLI benefits are payable to the Company upon the death of the insured. Changes in net cash surrender value are recognized as non-interest income in the consolidated statements of income.

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

EARNINGS PER COMMON SHARE
Earnings per common share (“EPS”) is computed using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends and participation rights in undistributed earnings. Under this method, net earnings is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all the earnings for the period had been distributed.

The two-class method requires that the Series C perpetual non-cumulative convertible non-voting preferred stock (the “Series C Preferred Stock”) and warrants to be treated as participating classes of securities in the computation of EPS. In addition, net income is reduced by dividends declared on all series of preferred stock to derive net income available to common shareholders. Basic EPS is computed by dividing net income allocable to common shareholders by the weighted average number of the Company’s common shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution upon the exercise of stock options and warrants, and the vesting of restricted stock awards granted utilizing the treasury stock method.

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

DERIVATIVES AND HEDGING ACTIVITIES
All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income (loss) is recognized in the consolidated statements of income. The Company also has interest rate derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company is required to have minimum collateral posting thresholds with certain of its derivative counterparties, which is considered restricted cash.

The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies, which generate swap fee income. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions and are not designated as hedging instruments. Swap fees are based on the notional amount and weighted maturity of each individual transaction and are collected and recorded to non-interest income in the consolidated statements of income when the transaction is executed.

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

During the year ended December 31, 2020, the Company made changes to certain Non-Interest Expense line items appearing on the Unaudited Condensed Consolidated Statement of Income to better align with and provide additional clarity on how management views the business. All prior periods have been adjusted to conform with the changes and provide comparability to the new presentation. The adjustments are as follows:

Marketing and Advertising, which was previously a component of Other Operating Expenses, is now presented as a separate line item.

Technology and Data Services is also presented as a separate line item and includes data processing expense, data and information services and certain software costs. These costs were previously included in Premises and Equipment.

Telephone Expense, which was previously reported as a component of Other Operating Expense, is now included in Premises and Equipment Expense.

Premises and Occupancy Costs was renamed to Premises and Equipment Expense.

RECENT ACCOUNTING DEVELOPMENTS
The Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” along with several other subsequent codification updates related to accounting for credit losses, which required the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The new impairment methodology under this accounting standard, known as the Current Expected Credit Losses (“CECL”)

model, replaced the current incurred loss model and required financial assets measured at amortized cost basis, such as loans, debt securities, net investments in leases, and off-balance-sheet credit exposures, to be presented at the net amount expected to be collected. CECL requires the use of expected credit losses based on a standard of relevant information about past events, including historical experience, current conditions, and reasonable and supportable economic forecasts that affect the collectability of the reported amount. The Company applied the standard's provisions as a cumulative-effect adjustment to retained earnings as of December 31, 2020.

The changes were originally effective for public business entities that are SEC filers for annual and interim periods in fiscal years beginning after December 15, 2019. The U.S. Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law on March 27, 2020, included a provision that permits financial institutions to defer temporarily the use of CECL until the earlier of the end of the national emergency declaration related to the COVID-19 crisis or December 31, 2020. The Consolidated Appropriations Act, 2021 extended the option to delay CECL implementation until January 1, 2022. The Company elected to delay the adoption of the CECL standard in accordance with the relief provided under the CARES Act from January 1, 2020 until year-end. The Company has adopted the CECL standard as of December 31, 2020, and has applied it retroactively to periods beginning January 1, 2020. For the cumulative effect (net of tax) of adopting CECL, the Company recorded a net decrease to retained earnings of $1.7 million as of January 1, 2020.

In an action relating to the COVID-19 pandemic, the joint federal bank regulatory agencies issued a final rule in 2020, that allows banking organizations that implemented CECL in 2020 to elect to delay the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to a three-year transition period that the agencies had already made available in December 2018. The Company elected to delay the effects of the CECL accounting standard on its and the Bank’s regulatory capital beginning January 1, 2020. As a result, the effects of CECL on the Company's and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.
The following table illustrates the impact of ASC Topic 326:

	January 1, 2020
(Dollars in thousands)	Pre-CECL Adoption	Impact of CECL Adoption	As Reported under CECL
Assets:
Allowance for credit losses on loans and leases	$14,108	$942	$15,050
Allowance for credit losses on held-to-maturity debt securities	—	49	49
Liabilities:
Allowance for credit losses on unfunded commitments	645	1,283	1,928
Deferred tax liability, net	6,931	(543)	6,388
Equity:
Retained earnings	218,449	(1,731)	216,718

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$157,452	$1,538	$526	$—	$158,464
Trust preferred securities	18,228	57	198	—	18,087
Agency collateralized mortgage obligations	22,058	36	5	—	22,089
Agency mortgage-backed securities	406,741	3,595	209	—	410,127
Agency debentures	8,013	790	—	—	8,803
Total debt securities available-for-sale	$612,492	$6,016	$938	$—	$617,570
(1)Available-for-sale securities are recorded on the statement of financial condition at estimated fair value, net of allowance for credit losses, if applicable.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$28,672	$566	$1	$29,237	$79
Agency debentures	48,130	1,051	—	49,181	—
Municipal bonds	6,577	45	—	6,622	—
Residential mortgage-backed securities	124,152	237	217	124,172	70
Agency mortgage-backed securities	4,309	778	—	5,087	—
Total debt securities held-to-maturity	$211,840	$2,677	$218	$214,299	$149
(1)Held-to-maturity securities are recorded on the statement of financial condition at amortized cost, net of allowance for credit losses.

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$172,704	$2,821	$107	$175,418
Trust preferred securities	18,092	216	48	18,260
Agency collateralized mortgage obligations	27,262	11	80	27,193
Agency mortgage-backed securities	18,058	451	—	18,509
Agency debentures	8,961	441	—	9,402
Total debt securities available-for-sale	$245,077	$3,940	$235	$248,782

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Debt securities held-to-maturity:
Corporate bonds	$24,678	$619	$—	$25,297
Agency debentures	149,912	628	935	149,605
Municipal bonds	17,094	144	—	17,238
Agency mortgage-backed securities	4,360	255	—	4,615
Total debt securities held-to-maturity	$196,044	$1,646	$935	$196,755

Interest income on investment securities was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Taxable interest income	$12,707	$14,558	$9,062
Non-taxable interest income	227	381	420
Dividend income	1,098	1,385	1,201
Total interest income on investments	$14,032	$16,324	$10,683

As of December 31, 2020, the contractual maturities of the debt securities were:

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$19,691	$19,765	$2,192	$2,205
Due from one to five years	68,881	69,922	13,283	13,573
Due from five to 10 years	95,803	95,765	59,793	60,197
Due after 10 years	428,117	432,118	136,572	138,324
Total debt securities	$612,492	$617,570	$211,840	$214,299

The $432.1 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of December 31, 2020, included $31.8 million, or 7.4%, that are floating-rate securities. The $59.8 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of December 31, 2020, included $19.2 million that have call provisions within the next five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale			Held-to-Maturity
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2020	2019	2018	2020	2019	2018
Proceeds from sales	$120,400	$6,993	$31,306	$—	$—	$—
Proceeds from calls	11,426	17,336	6,129	398,248	255,538	1,000
Total proceeds	$131,826	$24,329	$37,435	$398,248	$255,538	$1,000

Gross realized gains	$3,846	$312	$51	$102	$104	$3
Gross realized losses	—	—	124	—	—	—
Net realized gains (losses)	$3,846	$312	$(73)	$102	$104	$3

Debt securities available-for-sale of $2.4 million, as of December 31, 2020, were held in safekeeping at the FHLB and were included in the calculation of the Company’s borrowing capacity. Additionally, there were $30.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

Changes in the allowance for credit losses on held-to-maturity securities were as follows for the year ended December 31, 2020:

	Year Ended December 31, 2020
(Dollars in thousands)	Corporate Bonds	Residential Mortgage-Backed Securities	Municipal Bonds	Agency Debentures and Mortgage-Backed Securities	Total
Balance, beginning of period	$—	$—	$—	$—	$—
Impact of adopting CECL	49	—	—	—	49
Provision for credit losses	30	70	—	—	100
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Balance, end of period	$79	$70	$—	$—	$149

The following tables show the fair value and gross unrealized losses debt securities available-for-sale, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019:

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$28,796	$277	$9,751	$249	$38,547	$526
Trust preferred securities	13,313	198	—	—	13,313	198
Agency collateralized mortgage obligations	—	—	9,863	5	9,863	5
Agency mortgage-backed securities	89,931	209	—	—	89,931	209
Total debt securities available-for-sale in an unrealized loss position (1)	$132,040	$684	$19,614	$254	$151,654	$938
(1)The number of investment positions with unrealized losses totaled 33 for available-for-sale.

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$4,942	$58	$19,951	$49	$24,893	$107
Trust preferred securities	—	—	4,417	48	4,417	48
Agency collateralized mortgage obligations	22,117	66	2,544	14	24,661	80
Total debt securities available-for-sale in an unrealized loss position (1)	$27,059	$124	$26,912	$111	$53,971	$235
(1)The number of investment positions with unrealized losses totaled 86 for available-for-sale securities.

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. The most recent assessment for credit impairment did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, no allowance for credit losses has been recognized on debt securities available-for-sale in an unrealized loss position.

The Company monitors the credit quality of debt securities held-to-maturity including credit ratings quarterly. The following tables present the amortized costs basis of debt securities held-to-maturity by Moody’s bond credit rating.

	December 31, 2020
(Dollars in thousands)	Aaa	Aa	A	Baa	Ba	Total
Debt securities held-to-maturity:
Corporate Bonds	$—	$—	$—	$28,672	$—	$28,672
Agency debentures	48,130	—	—	—	—	48,130
Municipal bonds	—	5,787	790	—	—	6,577
Residential mortgage-backed securities	124,152	—	—	—	—	124,152
Agency mortgage-backed securities	4,309	—	—	—	—	4,309
Total debt securities held-to-maturity	$176,591	$5,787	$790	$28,672	$—	$211,840

Accrued interest receivable of $697,000 and $1.5 million on debt securities held-to-maturity as of December 31, 2020 and 2019, respectively, was excluded from the amortized cost used in the allowance for credit losses. The Company had no debt securities held-to-maturity that were past due as of December 31, 2020.

There were no outstanding debt securities classified as trading as of December 31, 2020 and 2019.

There was $13.3 million and $24.3 million in FHLB stock outstanding as of December 31, 2020 and 2019, respectively.

[3] FEDERAL HOME LOAN BANK STOCK

The Company is a member of the FHLB system. As a member of the FHLB of Pittsburgh, the Company must maintain a minimum investment in the capital stock of the FHLB in an amount equal to 4.00% of its outstanding advances, 0.75% of its issued letters of credits, and 0.10% of its membership asset value, as defined, with the FHLB. The FHLB has the ability to change the calculation of the required stock investment at any time. At December 31, 2020, $13.3 million of stock was required based on $300.0 million in outstanding advances, $6.0 million in issued letters of credit and the Bank’s membership asset value of approximately $1.24 billion. The Company held FHLB stock totaling $13.3 million and $24.3 million at December 31, 2020 and 2019, respectively. The Company received dividends from its holdings in FHLB capital stock of $1.1 million, $1.3 million and $924,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

[4] LOANS AND LEASES

The Company generates loans through the private banking and middle-market banking channels. The private banking channel primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash, marketable securities and/or cash value life insurance. The middle-market banking channel consists of the Company’s C&I loan and lease portfolio and CRE loan portfolio, which serve middle-market businesses and real estate developers in our primary markets.

Loans and leases held-for-investment were comprised of the following:

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$4,797,881	$1,269,248	$2,160,784	$8,227,913
Net deferred loan costs (fees)	9,919	4,904	(5,318)	9,505
Loans and leases held-for-investment, net of deferred fees and costs	4,807,800	1,274,152	2,155,466	8,237,418
Allowance for credit losses on loans and leases	(2,047)	(5,254)	(27,329)	(34,630)
Loans and leases held-for-investment, net	$4,805,753	$1,268,898	$2,128,137	$8,202,788

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$3,688,779	$1,080,767	$1,801,375	$6,570,921
Net deferred loan costs (fees)	6,623	4,942	(4,927)	6,638
Loans and leases held-for-investment, net of deferred fees and costs	3,695,402	1,085,709	1,796,448	6,577,559
Allowance for credit losses on loans and leases	(1,973)	(5,262)	(6,873)	(14,108)
Loans and leases held-for-investment, net	$3,693,429	$1,080,447	$1,789,575	$6,563,451

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Included in unused loan commitments are unused availability under demand loans for our private banking lines secured by cash, marketable securities and/or cash value life insurance, as well as commitments to fund loans secured by residential properties, commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit. The amount of unfunded commitments, including standby letters of credit, as of December 31, 2020 and 2019, was $6.73 billion and $4.91 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The total unfunded commitments above included loans in the process of origination totaling approximately $39.6 million and $20.7 million as of December 31, 2020 and 2019, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of December 31, 2020 and 2019, included in the total unfunded commitments above, was $82.0 million and $72.8 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the years ended December 31, 2020 and 2019, there were draws on letters of credit totaling $383,000 and $163,000, respectively, which were immediately repaid by the borrowers or converted to an outstanding loan based on the contractual terms and subsequently repaid. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements.

The allowance for credit losses on off-balance sheet credit exposures was $3.4 million and $645,000 as of December 31, 2020 and December 31, 2019, respectively, which includes allowance for credit losses on unfunded loan commitments and standby letters of credit.

As of December 31, 2020 and 2019, 90.3% and 92.4%, respectively, of the Company’s commercial loan portfolio was comprised of loans to customers within the Company’s primary market areas of Pennsylvania, Ohio, New Jersey, New York and contiguous states. As a result, the commercial loan and lease portfolio is subject to the general economic conditions within those areas. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the borrower. The Company does not believe it has significant concentrations of credit risk in any one group of borrowers given its underwriting and collateral requirements.

The Company’s loan and lease portfolio is comprised of amortizing loans, where scheduled principal and interest payments are applied according to the terms of the loan agreement, as well as interest-only loans. As of December 31, 2020 and 2019, interest-only loans represented 76.1% and 75.8%, respectively, of the loans held-for-investment, the majority of which were lines of credit.

There were $4.57 billion in loans that are due on demand with no stated maturity and $3.67 billion in loans with stated maturities which have an expected average remaining maturity of approximately three years as of December 31, 2020, compared to $3.47 billion in loans that are due on demand with no stated maturity and $3.11 billion in loans with stated maturities which have an expected average remaining maturity of approximately five years as of December 31, 2019. As of December 31, 2020 and 2019, 93.8% and 92.4%, respectively, of the Company’s portfolio was comprised of variable rate loans.

[5] ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

Our allowance for credit losses represents our current estimate of expected credit losses in the portfolio at a specific point in time. This estimate includes credit losses associated with loans and leases evaluated on a collective or pool basis, as well as expected credit losses of the individually evaluated loans and leases that do not share similar risk characteristics. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions, and economic forecasts over a reasonable and supportable period of time. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for credit losses on loans and leases takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Results for full year and period end December 31, 2020, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s policy on allowance for credit losses on loans and leases.

The following discusses key characteristics and risks within each primary loan portfolio:

Private Banking Loans
Our private banking lending activities are conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by cash, marketable securities and/or cash value life insurance. The Company actively monitors the value of the collateral securing these loans daily and requires borrowers to continually replenish collateral as a result of fair value changes. Therefore, it is expected that the fair value of the collateral value securing each loan will exceed the loan’s amortized cost basis and no allowance for credit loss is required under ASC 326-20-35-6 “Financial Assets Secured by Collateral Maintenance Provisions.”

This portfolio also has some loans that are secured by residential real estate or other financial assets, lines of credit and unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower. The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 98.6% and 97.4% of total private banking loans as of December 31, 2020 and 2019, respectively.

Commercial Banking: Commercial and Industrial Loans and Leases
This loan and lease portfolio primarily include loans and leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases, except for certain commercial loans that are secured by marketable securities.

The borrower’s industry and local and regional economic conditions are important indicators of risk for this loan portfolio. Collateral for these types of loans at times does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. C&I loans collateralized by marketable securities are treated the same as private banking loans for purposes of the allowance for credit losses on loans and leases calculation.

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

The following table presents the amortized cost basis of loans by portfolio, risk rating and year of origination:

	As of December 31, 2020
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$64,829	$44,210	$57,081	$7,736	$12,040	$55,092	$4,566,296	$4,807,284
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	516	—	—	—	—	—	516
Doubtful	—	—	—	—	—	—	—	—
Total Private Banking Loans	64,829	44,726	57,081	7,736	12,040	55,092	4,566,296	4,807,800
Commercial and Industrial:
Pass	216,459	223,189	88,212	44,575	9,383	20,709	651,900	1,254,427
Special Mention	1,795	—	5,416	—	—	—	3,431	10,642
Substandard	750	—	7,875	—	—	—	458	9,083
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	219,004	223,189	101,503	44,575	9,383	20,709	655,789	1,274,152
Commercial Real Estate:
Pass	514,920	617,120	435,708	202,001	181,108	134,700	38,802	2,124,359
Special Mention	446	5,395	4,308	—	1,186	145	—	11,480
Substandard	91	—	6,296	2,926	7,054	3,260	—	19,627
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	515,457	622,515	446,312	204,927	189,348	138,105	38,802	2,155,466
Loans and leases held-for-investment	$799,290	$890,430	$604,896	$257,238	$210,771	$213,906	$5,260,887	$8,237,418
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment at December 31, 2020.

Accrued interest receivable of $16.4 million and $19.3 million on loans and leases as of December 31, 2020 and December 31, 2019, respectively, was excluded from the amortized cost used in the allowance for credit losses.

Changes in the allowance for credit losses on loans and leases were as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$5,262	$6,873	$1,973	$14,108
Impact of adopting CECL	(2,431)	3,560	(187)	$942
Provision for credit losses	1,973	16,896	432	19,301
Charge-offs	—	—	(171)	(171)
Recoveries	450	—	—	450
Balance, end of period	$5,254	$27,329	$2,047	$34,630

	Year Ended December 31, 2019
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$5,764	$5,502	$1,942	$13,208
Provision (credit) for credit losses	(2,482)	1,371	143	(968)
Charge-offs	—	—	(112)	(112)
Recoveries	1,980	—	—	1,980
Balance, end of period	$5,262	$6,873	$1,973	$14,108

	Year Ended December 31, 2018
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,577	$8,043	$4,797	$14,417
Provision (credit) for credit losses	365	(1,275)	705	(205)
Charge-offs	—	(2,068)	—	(2,068)
Recoveries	—	1,064	—	1,064
Balance, end of period	$1,942	$5,764	$5,502	$13,208

The following tables present the age analysis of past due loans segregated by class of loan:

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$250	$—	$—	$250	$4,807,550	$4,807,800
Commercial and industrial	—	—	458	458	1,273,694	1,274,152
Commercial real estate	2,926	—	6,296	9,222	2,146,244	2,155,466
Loans and leases held-for-investment	$3,176	$—	$6,754	$9,930	$8,227,488	$8,237,418

	December 31, 2019
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$261	$—	$184	$445	$3,694,957	$3,695,402
Commercial and industrial	—	—	—	—	1,085,709	1,085,709
Commercial real estate	—	—	—	—	1,796,448	1,796,448
Loans and leases held-for-investment	$261	$—	$184	$445	$6,577,114	$6,577,559

Individually Evaluated Loans

Management monitors the delinquency status of the Company’s loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

The following tables present the Company’s amortized cost of individually evaluated loans and related information on those loans as of and for the years ended December 31, 2020, 2019 and 2018:

	As of and for the Year Ended December 31, 2020
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total with a related allowance recorded	9,680	9,708	1,988	9,680	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total	$9,680	$9,708	$1,988	$9,680	$—

	As of and for the Year Ended December 31, 2019
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$171	$193	$171	$171	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	171	193	171	171	—
Without a related allowance recorded:
Private banking	13	13	—	13	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	13	13	—	13	—
Total:
Private banking	184	206	171	184	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$184	$206	$171	$184	$—

As of and for the Year Ended December 31, 2018
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$2,237	$2,421	$437	$2,293	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	2,237	2,421	437	2,293	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	2,237	2,421	437	2,293	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$2,237	$2,421	$437	$2,293	$—

Individually evaluated loans were $9.7 million and $184,000 as of December 31, 2020 and 2019, respectively. There was no interest income recognized on individually evaluated loans that were also on non-accrual status for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, there were no loans 90 days or more past due and still accruing interest income.

The Company estimates allowance for credit losses individually for loans that do not share similar risk characteristics, including non-accrual loans and loans designated as a TDR, using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $2.0 million and $171,000 as of December 31, 2020 and 2019, respectively. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy on evaluating loans for expected credit losses and interest income.

The following tables present the allowance for credit losses on loans and leases and amortized cost of individually evaluated loans:

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$103	$1,885	$1,988
Collectively evaluated for impairment	2,047	5,151	25,444	32,642
Total allowance for credit losses on loans and leases	$2,047	$5,254	$27,329	$34,630

Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$458	$9,222	$9,680
Collectively evaluated for impairment	4,807,800	1,273,694	2,146,244	8,227,738
Loans and leases held-for-investment	$4,807,800	$1,274,152	$2,155,466	$8,237,418

	December 31, 2019
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$171	$—	$—	$171
Collectively evaluated for impairment	1,802	5,262	6,873	13,937
Total allowance for credit losses on loans and leases	$1,973	$5,262	$6,873	$14,108

Loans and leases held-for-investment:
Individually evaluated for impairment	$184	$—	$—	$184
Collectively evaluated for impairment	3,695,218	1,085,709	1,796,448	6,577,375
Loans and leases held-for-investment	$3,695,402	$1,085,709	$1,796,448	$6,577,559

Troubled Debt Restructuring

The aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring was $2.9 million and $171,000 as of December 31, 2020 and 2019, respectively, which were also on non-accrual. There were no unused commitments on loans designated as troubled debt restructurings as of December 31, 2020 and 2019.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with payment defaults during the years ended December 31, 2020, 2019 or 2018.

The financial effects of our modifications made to loans newly designated as TDRs during the year ended December 31, 2020, were as follows:

	Year Ended December 31, 2020
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Credit Losses at the time of Modification	Current Allowance for Credit Losses
Commercial Real Estate:
Extended term, forgave principal and change in interest terms	1	$2,926	$2,926	$468	$468
Total	1	$2,926	$2,926	$468	$468

There were no loans newly designated as TDRs during the year ended December 31, 2019.

Other Real Estate Owned

As of December 31, 2020 and 2019, the balance of OREO was $2.7 million and $4.3 million, respectively. During the year ended December 31, 2020, a property was sold from OREO for $1.5 million with a net gain of $65,000. There were no residential mortgage loans that were in the process of foreclosure as of December 31, 2020.

[6] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.

The following table presents the change in goodwill for the years ended December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Balance, beginning of period	$41,660	$41,660
Additions	—	—
Balance, end of period	$41,660	$41,660

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the years ended December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Balance, beginning of period	$24,194	$26,203
Additions	—	—
Amortization	(1,943)	(2,009)
Balance, end of period	$22,251	$24,194

The following table presents the gross amount of intangible assets and total accumulated amortization by class:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$4,040	$(939)	$3,101	$4,040	$(765)	$3,275
Client Relationships:
Sub-advisory client list	11,645	(5,838)	5,807	11,645	(4,968)	6,677
Separate managed accounts client list	3,175	(1,404)	1,771	3,175	(1,092)	2,083
Other institutional client list	5,950	(3,696)	2,254	5,950	(3,155)	2,795
Non-compete agreements	522	(504)	18	522	(458)	64
Total finite-lived intangibles	25,332	(12,381)	12,951	25,332	(10,438)	14,894
Client Relationships:
Mutual fund client relationships (indefinite-lived)	9,300	—	9,300	9,300	—	9,300
Total intangibles assets	$34,632	$(12,381)	$22,251	$34,632	$(10,438)	$24,194

Intangible amortization expense on finite-lived intangible assets totaled $1.9 million, $2.0 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following is a summary of the expected intangible amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2020:

(Dollars in thousands)	Amount
2021	$1,911
2022	1,900
2023	1,897
2024	1,805
2025	1,336
Thereafter	4,102
Total finite-lived intangibles	$12,951

[7] OFFICE PROPERTIES AND EQUIPMENT

The following is a summary of office properties and equipment by major classification as of December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020	2019
Furniture, fixtures and equipment	$20,244	$15,752
Leasehold improvements	8,366	7,792
Total, at cost	28,610	23,544
Accumulated depreciation	(16,241)	(13,975)
Net office properties and equipment	$12,369	$9,569

Depreciation expense was $2.3 million, $1.6 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

[8] OPERATING LEASES

The Company has noncancellable operating leases primarily for its six office spaces and other office equipment that expire between 2021 and 2036. These leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain that it will exercise these renewal options, the options are not considered in determining the lease terms and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for many of the Company’s leases, variable payments. Variable payments for office space leases include the Company’s proportionate share of the building’s property taxes, insurance and common area maintenance. For office equipment leases for which the Company has elected not to separate lease and nonlease components, maintenance services are provided by the lessor at a fixed cost and are included in the fixed lease payments for the single, combined lease component.

The Company rents office space in its six office locations which are accounted for as operating leases. The remaining lease terms have expirations from 2021 to 2036 and provide for one or more renewal options. These leases provide for annual rent escalations and payment of certain operating expenses applicable to the leased space. The Company records rent expense on a straight-line basis over the term of the lease. Operating lease cost was $3.1 million, $2.8 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The net deferred rent liability was $1.7 million and $1.1 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the weighted average remaining lease term was 13 years and the weighted average discount rate as 4.25%.

Maturities of lease liabilities under noncancellable leases as of December 31, 2020, are as follows:

(Dollars in thousands)	Amount
December 31,
2021	$3,181
2022	2,585
2023	2,293
2024	2,062
2025	1,760
Thereafter	18,642
Total undiscounted lease payments	$30,523
Imputed interest	7,565
Operating lease liability	$22,958
[9] DEPOSITS

As of December 31, 2020 and 2019, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	December 31, 2020	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$456,426	$356,102
Interest-bearing checking accounts	0.05 to 1.70%	0.38%	1.57%	3,068,834	1,398,264
Money market deposit accounts	0.10 to 2.95%	0.56%	1.84%	3,927,797	3,426,745
Total demand and savings accounts				7,453,057	5,181,111
Certificates of deposit	0.06 to 3.22%	1.08%	2.24%	1,036,032	1,453,502
Total deposits				$8,489,089	$6,634,613
Weighted average rate on interest-bearing accounts		0.56%	1.87%

As of December 31, 2020 and 2019, the Bank had total brokered deposits of $753.3 million and $766.6 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $1.72 billion and $857.9 million as of December 31, 2020 and 2019, respectively, and were considered non-brokered.

As of December 31, 2020 and 2019, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $534.3 million and $551.5 million, respectively. As of December 31, 2020 and 2019, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $159.6 million and $233.5 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
12 months or less	$892,427	$1,244,838
12 months to 24 months	132,443	168,437
24 months to 36 months	11,162	40,227
Total	$1,036,032	$1,453,502

Interest expense on deposits for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest-bearing checking accounts	$14,493	$21,480	$11,440
Money market deposit accounts	35,095	69,336	45,106
Certificates of deposit	19,614	34,776	21,947
Total interest expense on deposits	$69,202	$125,592	$78,493

[10] BORROWINGS

As of December 31, 2020 and 2019, borrowings were comprised of the following:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
FHLB line of credit		$—		1.81%	$55,000	5/1/2020
Issued 12/21/2020	0.39%	50,000	3/22/2021		—
Issued 12/2/2020	0.33%	50,000	3/2/2021		—
Issued 12/1/2020	0.33%	150,000	3/1/2021		—
Issued 10/8/2020	0.39%	50,000	1/8/2021		—
Issued 12/12/2019		—		1.85%	100,000	1/13/2020
Issued 12/02/2019		—		1.91%	150,000	3/2/2020
Issued 10/08/2019		—		2.00%	50,000	1/8/2020
Line of credit borrowings	4.25%	5,000	10/17/2021		—
Subordinated notes payable (net of debt issuance costs of $2,007 and $0, respectively)	5.75%	95,493	5/15/2030		—
Total borrowings, net		$400,493			$355,000

In 2020, the Company completed an underwritten public offering of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes qualify under federal regulatory rules as Tier 2 capital for the holding company.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of December 31, 2020, the Bank’s borrowing capacity is based on the information provided in the September 30, 2020, QCR filing. As of December 31, 2020, the Bank had securities held in safekeeping at the FHLB with a fair value of $2.4 million, combined with pledged loans of $1.30 billion, for a gross borrowing capacity of $929.1 million, of which $300.00 million was outstanding in advances. As of December 31, 2019, there was $355.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of December 31, 2020 and 2019, there were no outstanding borrowings under these lines of credit, and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $2.6 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC, however if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from our customer as part of the existing credit facility of that customer.

As of December 31, 2020, the company maintained an unsecured line of credit of $50.0 million with Texas Capital Bank. As of December 31, 2020 and 2019, there was $5.0 million and $0.0 million outstanding under this line of credit, respectively.

Interest expense on borrowings for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
FHLB borrowings	$6,095	$8,639	$5,555
Line of credit borrowings	261	68	119
Subordinated notes payable	3,593	1,091	2,215
Total interest expense on borrowings	$9,949	$9,798	$7,889

[11] INCOME TAXES

The income tax provision reconciled to taxes computed at the statutory federal rate for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Tax provision at statutory rate	$11,056	$14,418	$12,677
Nondeductible expenses	772	919	595
Bank owned life insurance	(366)	(364)	(360)
Stock option exercises and cancellations	(288)	(668)	(844)
State tax expense, net of federal benefit	1,636	2,481	1,927
Impact of change in tax rates	—	—	(332)
Adjustments to prior year tax	284	(121)	(133)
Tax exempt income, net of disallowed interest	(47)	(71)	(79)
Renewable energy tax credits	(1,531)	(1,912)	(6,568)
Low income housing tax credits	(880)	(364)	(95)
Historic tax credits	(3,273)	(6,036)	(860)
Other	49	183	17
Income tax provision	$7,412	$8,465	$5,945

The tax credits in the table above relate to transactions for the financing of renewable solar energy facilities, low-income housing tax credits and historic tax credits. These transactions provided federal tax credits and state tax credits (where applicable) during the 2020, 2019 and 2018 tax years. The financing of the solar energy facilities is accounted for as direct financing leases included within the C&I loan and lease portfolio. The amortization of the Company’s low income housing tax credit investments has been reflected as income tax expense. The net amount of low income housing tax credits, amortization and tax benefits recorded to income tax expenses during the years ended December 31, 2020, 2019 and 2018, was $880,000, $364,000 and $95,000, respectively. The carrying amount of the investment in low income housing tax credits was $35.2 million, of which $14.4 million was unfunded as of December 31, 2020. The carrying amount of the investment in historic tax credits was $14.9 million, of which $10.0 million was unfunded as of December 31, 2020.

The income tax provision for the years ended December 31, 2020, 2019 and 2018, consisted of:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current income tax provision - federal	$4,812	$4,058	$2,712
Current income tax provision - state	2,094	1,767	2,999
Deferred tax provision - federal	431	1,312	904
Deferred tax provision (benefit) - state	75	1,328	(670)
Income tax provision	$7,412	$8,465	$5,945

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019, were as follows:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Net operating loss - state	$672	$233
Start-up expenses	9	28
Stock compensation	1,546	3,146
Compensation related accruals	4,311	4,007
Leasehold improvement	666	155
Allowance for credit losses on loans and leases	8,369	3,421
Right-of-use liability	4,891	5,737
Reserve for unfunded commitments	820	156
Supplemental executive retirement plan	917	883
Transaction costs	112	126
Earn out liability non-purchase accounting	214	246
Unrealized loss on investments and derivatives	857	—
State bonus depreciation	3,535	2,295
General business credits	14,551	10,677
Other	31	399
Gross deferred tax assets	41,501	31,509

Deferred tax liabilities:
Office properties and equipment	(31,632)	(21,857)
Prepaid expenses	(649)	(874)
Deferred loan costs	(5,036)	(5,110)
Intangibles	(257)	(164)
Goodwill	(4,885)	(4,209)
State capital shares tax liability	(229)	(127)
Right-of-use asset	(4,489)	(5,737)
Unrealized gain on investments and derivatives	—	(362)
Gross deferred tax liability	(47,177)	(38,440)
Net deferred tax liability	$(5,676)	$(6,931)

Management believes that, as of December 31, 2020, it is more likely than not that the deferred tax assets will be fully realized upon the generation of future taxable income. The Company has certain pre-tax state net operating loss carryforwards of $10.2 million, which will expire in years 2034-2040. The Company has general business credits of $14.6 million, which will expire in 2038.

The change in the net deferred tax asset or liability for the years ended December 31, 2020 and 2019, was detailed as follows:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax benefit	$(506)	$(2,640)
Deferred tax retained earnings for CECL adoption	543	—
Deferred tax impact from other comprehensive income	1,218	(778)
Change in net deferred tax asset or liability	$1,255	$(3,418)

The Company considers uncertain tax positions that it has taken or expects to take on a tax return. The Company recognizes interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. Tax years 2017 through 2020 remain subject to federal and state tax examinations as of December 31, 2020.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018, was as follows:

	December 31,
(Dollars in thousands)	2020	2019	2018
Beginning of year balance	$528	$704	$744
Increases in prior period tax positions	—	111	—
Decreases in prior period tax positions	(46)	—	(250)
Increases in current period tax positions	203	148	210
Settlements	—	(435)	—
End of year balance	$685	$528	$704

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $628,000, $478,000 and $605,000 as of December 31, 2020, 2019 and 2018, respectively. The impact of interest and penalties was immaterial to the Company’s financial statements for the years ended December 31, 2020, 2019 and 2018. The Company does not expect changes in its unrecognized tax benefits in the next twelve months to have a material impact on its financial statements.

[12] STOCK TRANSACTIONS

On December 30, 2020, the Company completed the private placement of securities pursuant to an Investment Agreement, dated October 10, 2020 and amended December 9, 2020, with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. Pursuant to the Investment Agreement, the Company sold to T-VIII PubOpps (i) 2,770,083 shares of voting common stock for $40.0 million, (ii) 650 shares of Series C Preferred Stock for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of voting common stock, or a future series of non-voting common stock at an exercise price of $17.50 per share. After two years, the Series C Preferred Stock is convertible into shares of a future series of non-voting common stock or, when transferred under certain limited circumstances to a holder other than an affiliate of Stone Point Capital LLC, voting common stock, at a price of 13.75 per share. The Series C Preferred Stock has a liquidation preference of $100,000 per share, and pays a quarterly dividend at an annualized rate of 6.75%. The Company received gross proceeds of $105.0 million at closing, and may receive up to an additional $16.1 million if the warrants are exercised in full. The net proceeds have been recorded to shareholders’ equity at December 31,2020 and allocated to the three equity instruments issued using the relative fair value method applied to common stock, preferred stock, and to the warrants issued which were recorded to additional paid-in capital. The net proceeds provide Tier 1 capital for the holding company under federal regulatory capital rules.

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

During the year ended December 31, 2020, the Company paid dividends of $2.7 million on its Series A Preferred Stock and $5.1 million on its Series B Preferred Stock. During the year ended December 31, 2019, the Company paid dividends of $2.7 million on its Series A Preferred Stock and $3.1 million on its Series B Preferred Stock. During the year ended December 31, 2018, the Company paid dividends of $2.1 million on its Series A Preferred Stock.

Under authorization of the Board, the Company was permitted to repurchase shares of its common stock up to prescribed amounts of which $9.8 million remained available as of December 31, 2020. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company.

During the year ended December 31, 2020, the Company repurchased a total of 40,000 shares of common stock for approximately $671,000, at an average cost of $16.76 per share. During the year ended December 31, 2019, the Company repurchased a total of 90,000 shares of common stock for approximately $1.8 million, at an average cost of $20.21 per share. During the year ended December 31, 2018, the Company repurchased a total of 263,540 shares of common stock for approximately $6.8 million, at an average cost of $25.83 per share. The repurchased shares are held as treasury stock.

In addition to the shares purchased in the market, treasury shares increased 141,500, or approximately $2.9 million, in connection with the net settlement of equity awards exercised or vested during the year ended December 31, 2020. The Company reissued 8,500 shares of treasury stock for approximately $135,000 during the year ended December 31, 2020. Treasury shares increased 21,512, or approximately $493,000, in connection with the net settlement of equity awards exercised or vested during the year ended December 31, 2019.

The table below shows the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding	Number of Treasury Shares
Balance, December 31, 2017	—	28,591,101	1,751,370
Issuance of preferred stock	40,250	—	—
Issuance of restricted common stock	—	423,113	—
Forfeitures of restricted common stock	—	(27,250)	—
Exercise of stock options	—	155,250	—
Purchase of treasury stock	—	(263,540)	263,540
Balance, December 31, 2018	40,250	28,878,674	2,014,910
Issuance of preferred stock	80,500	—	—
Issuance of restricted common stock	—	580,453	—
Forfeitures of restricted common stock	—	(78,209)	—
Exercise of stock options	—	86,580	—
Purchase of treasury stock	—	(90,000)	90,000
Increase in treasury stock related to equity awards	—	(21,512)	21,512
Balance, December 31, 2019	120,750	29,355,986	2,126,422
Issuance of preferred stock	650	—	—
Issuance of common stock	—	2,770,083	—
Issuance of restricted common stock	—	638,832	—
Forfeitures of restricted common stock	—	(32,751)	—
Exercise of stock options	—	61,000	—
Purchase of treasury stock	—	(40,000)	40,000
Increase in treasury stock related to equity awards	—	(141,500)	141,500
Reissuance of treasury stock	—	8,500	(8,500)
Balance, December 31, 2020	121,400	32,620,150	2,299,422

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of December 31, 2020 and 2019, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of December 31, 2020 and 2019:

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

	December 31, 2019
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$572,221	12.05%	$379,911	8.00%	N/A	N/A
Bank	$547,532	11.57%	$378,623	8.00%	$473,279	10.00%
Tier 1 risk-based capital ratio
Company	$558,068	11.75%	$284,933	6.00%	N/A	N/A
Bank	$532,779	11.26%	$283,967	6.00%	$378,623	8.00%
Common equity tier 1 risk-based capital ratio
Company	$442,385	9.32%	$213,700	4.50%	N/A	N/A
Bank	$532,779	11.26%	$212,975	4.50%	$307,631	6.50%
Tier 1 leverage ratio
Company	$558,068	7.54%	$296,038	4.00%	N/A	N/A
Bank	$532,779	7.22%	$295,277	4.00%	$369,097	5.00%

[14] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. During the years ended December 31, 2020, 2019 and 2018, the Company automatically contributed three percent of each eligible employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $1.1 million, $1.0 million and $952,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for its Chairman and Chief Executive Officer. The benefits were earned over a five-year period ended January 31, 2018, with the projected payments for this SERP of $25,000 per month for 180 months commencing the latter of retirement or 60 months. For the years ended December 31, 2020, 2019 and 2018, the Company recorded expense related to SERP of $149,000, $8,000 and $127,000, respectively, utilizing a discount rate of 2.52%, 3.66% and 3.70%, respectively. The recorded liability related to the SERP plan was $3.8 million and $3.7 million as of December 31, 2020 and 2019, respectively.

[15] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the years ended December 31, 2020, 2019 and 2018, was as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018

Basic earnings per common share:
Net income	$45,234	$60,193	$54,424
Less: Preferred dividends on Series A and Series B	7,849	5,753	2,120
Less: Preferred dividends on Series C	24	—	—
Net income available to common shareholders	$37,361	$54,440	$52,304

Allocation of net income available:
Common shareholders	$37,320	$54,440	$52,304
Series C convertible preferred shareholders	34	—	—
Warrant shareholders	7	—	—
Total	$37,361	$54,440	$52,304

Basic weighted average common shares outstanding:
Basic common shares	28,267,512	27,864,933	27,583,519
Series C convertible preferred stock, as-if converted	25,832	—	—
Warrants, as-if exercised	5,041	—	—

Basic earnings per common share	$1.32	$1.95	$1.90

Diluted earnings per common share:
Income available to common shareholders after allocation	$37,320	$54,440	$52,304

Diluted weighted average common shares outstanding:
Basic common shares	28,267,512	27,864,933	27,583,519
Restricted stock - dilutive	345,026	633,802	780,357
Stock options - dilutive	125,930	334,600	469,520
Diluted common shares	28,738,468	28,833,335	28,833,396

Diluted earnings per common share	$1.30	$1.89	$1.81

	December 31,	December 31,	December 31,
Anti-dilutive shares:	2020	2019	2018
Restricted stock	581,717	31,500	7,000
Stock options	—	—	—
Series C convertible preferred stock, as-if converted	4,727,272	—	—
Warrants, as-if exercised	922,438	—	—
Total anti-dilutive shares	6,231,427	31,500	7,000

The Series C convertible preferred stock and warrants are antidilutive under the treasury stock method compared to the basic EPS calculation under the two-class method.

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

In May 2020, the shareholders of the Company authorized the issuance of up to an additional 1,000,000 common shares relating to stock awards, which may be issued upon the grant or exercise of stock-based awards, bringing the total authorized shares in connection with stock-based awards to 5,000,000 as of December 31, 2020, under both the 2006 Plan and the Omnibus Plan (combined the “Plans”). As of December 31, 2020, the Company has issued non-qualifying stock options and restricted shares. The aggregate awards outstanding were 1,820,748 under both of the Plans. As of December 31, 2020, 2,191,029 stock options and restricted shares had been exercised or vested, respectively, leaving 988,223 additional awards available for the Company to grant under the Omnibus Plan.

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. Options and restricted shares issued under the Plans typically vest in 2.5 to 5 years. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire grant. The Company’s compensation expense for all awards was $9.5 million, $8.8 million and $8.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

In 2020 and 2018, the Board approved stock option cancellation programs to allow for certain outstanding and vested stock option awards to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the year ended December 31, 2020, there were 212,447 options canceled for approximately $2.5 million, which was recorded as a reduction to additional paid-in capital. During the year ended December 31, 2018, there were 65,446 options canceled for $945,000, which was recorded as a reduction to additional paid-in capital.

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

There were no stock options granted for the years ended December 31, 2020, 2019 and 2018.

Stock option activity during the periods indicated was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Balance, December 31, 2017	946,343	$10.67	5.01
Granted	—	—
Exercised	(155,250)	10.74
Forfeited	(15,000)	11.74
Canceled	(65,446)	10.30
Expired	(16,500)	13.53
Balance, December 31, 2018	694,147	$10.60	4.26
Granted	—	—
Exercised	(86,580)	10.39
Forfeited	(5,000)	10.31
Canceled	—	—
Expired	—	—
Balance, December 31, 2019	602,567	$10.64	3.47
Granted	—	—
Exercised	(61,000)	8.30
Forfeited	(1,500)	12.29
Canceled	(212,447)	10.88
Expired	—	—
Balance, December 31, 2020	327,620	$10.90	2.67

Exercisable as of December 31, 2018	429,450	$9.97	3.49
Exercisable as of December 31, 2019	512,236	$10.64	3.17
Exercisable as of December 31, 2020	320,620	$10.86	2.61

The weighted average grant date fair value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $4.82, $5.13 and $4.94, respectively.

A summary of the status of the Company’s non-vested options as of and changes during the years ended December 31, 2020, 2019 and 2018, is presented below:

Non-vested options:	Number of Options	Weighted Average Grant-Date Fair Value
Balance, December 31, 2017	328,697	$4.94
Granted	—	—
Vested	(49,000)	4.82
Forfeited	(15,000)	5.01
Balance, December 31, 2018	264,697	$4.96
Granted	—	—
Vested	(169,366)	4.94
Forfeited	(5,000)	4.95
Balance, December 31, 2019	90,331	$4.98
Granted	—	—
Vested	(81,831)	4.96
Forfeited	(1,500)	4.75
Balance, December 31, 2020	7,000	$5.21

As of December 31, 2020, there was $3,000 of total unrecognized compensation cost related to non-vested options granted under the Plans, and the unrecognized compensation cost is expected to be recognized over a weighted average period of four months.

RESTRICTED SHARES

A summary of the status of the Company’s non-vested restricted shares as of and changes during the years ended December 31, 2020, 2019 and 2018, is presented below:

Non-vested restricted shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2017	1,137,843	$15.54
Granted	423,113	23.90
Vested	(180,694)	10.68
Forfeited	(27,250)	20.61
Balance, December 31, 2018	1,353,012	$18.70
Granted	580,453	21.85
Vested	(424,134)	13.20
Forfeited	(78,209)	19.13
Balance, December 31, 2019	1,431,122	$21.58
Granted	638,832	22.37
Vested	(544,075)	20.22
Forfeited	(32,751)	23.62
Balance, December 31, 2020	1,493,128	$22.37

As of December 31, 2020, there was $18.8 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Omnibus Plan, and the unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2020 and 2019:

	Asset Derivatives		Liability Derivatives
	as of December 31, 2020		as of December 31, 2020
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$9,082
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	144,333	Other liabilities	144,351

Total	Other assets	$144,333	Other liabilities	$153,433

	Asset Derivatives		Liability Derivatives
	as of December 31, 2019		as of December 31, 2019
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$2,184
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	55,241	Other liabilities	55,289

Total	Other assets	$55,241	Other liabilities	$57,473

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of December 31, 2020 and 2019:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
December 31, 2020	$144,333	$—	$144,333	$(94)	$—	$144,239
December 31, 2019	$55,241	$—	$55,241	$(850)	$—	$54,391

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
December 31, 2020	$153,433	$—	$153,433	$(94)	$(150,238)	$3,101

December 31, 2019	$57,473	$—	$57,473	$(850)	$(55,753)	$870

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2020 and 2019.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of December 31, 2020, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/(Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 1/8/2018	$50,000	2.21%	$19	1/8/2021	0
Issued 5/30/2019	$50,000	2.05%	$942	6/1/2022	17
Issued 5/30/2019	$50,000	2.03%	$935	6/1/2023	29
Issued 5/30/2019	$50,000	2.04%	$940	6/1/2024	41
Issued 3/2/2020	$50,000	0.98%	$402	3/2/2025	50
Issued 3/20/2020	$50,000	0.60%	$208	3/20/2025	51
Total	$300,000		$3,446
(1) The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The table below presents the effective portion of the Company’s cash flow hedge instruments in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018:

		Years Ended December 31,
(Dollars in thousands)		2020	2019	2018
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Interest expense	$(2,732)	$1,259	$1,380

The table below presents the effective portion of the Company’s cash flow hedge instruments in accumulated other comprehensive income for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Derivatives designated as hedging instruments:	Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	$(9,168)	$(2,239)	$1,027

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2020, the Company had interest rate derivative transactions with an aggregate notional amount of $3.81 billion related to this program.

In addition, the Company also has executed equity derivatives to economically hedge certain of its equity investments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2020, the Company had no outstanding equity derivative transactions.

The table below presents the effect of the Company’s non-designated hedge instruments in the consolidated statements of income for the years ended December 31, 2020, 2019 and 2018:

		Years Ended December 31,
(Dollars in thousands)		2020	2019	2018
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$(20)	$(45)	$14
Equity products	Non-interest income	$—	$(176)	$—
Total		$(20)	$(221)	$14

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

As of December 31, 2020, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $153.0 million, including accrued interest. As of December 31, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $150.3 million which is considered restricted cash. If the Company had breached any of these provisions as of December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$158,464	$—	$158,464
Trust preferred securities	—	18,087	—	18,087
Agency collateralized mortgage obligations	—	22,089	—	22,089
Agency mortgage-backed securities	—	410,127	—	410,127
Agency debentures	—	8,803	—	8,803
Interest rate swaps	—	144,333	—	144,333
Total financial assets	$—	$761,903	$—	$761,903

Financial liabilities:
Interest rate swaps	$—	$153,433	$—	$153,433
Total financial liabilities	$—	$153,433	$—	$153,433

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$175,418	$—	$175,418
Trust preferred securities	—	18,260	—	18,260
Agency collateralized mortgage obligations	—	27,193	—	27,193
Agency mortgage-backed securities	—	18,509	—	18,509
Agency debentures	—	9,402	—	9,402
Interest rate swaps	—	55,241	—	55,241
Total financial assets	$—	$304,023	$—	$304,023

Financial liabilities:
Interest rate swaps	$—	$57,473	$—	$57,473
Total financial liabilities	$—	$57,473	$—	$57,473

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$7,692	$7,692
Other real estate owned	—	—	2,724	2,724
Total assets	$—	$—	$10,416	$10,416

	December 31, 2019
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$13	$13
Other real estate owned	—	—	4,250	4,250
Total assets	$—	$—	$4,263	$4,263

As of December 31, 2020 and 2019, the Company recorded $2.0 million and $171,000, respectively, of specific reserves to the allowance for credit losses on loans and leases as a result of adjusting the fair value of impaired loans.

INDIVIDUALLY EVALUATED LOANS
The Company evaluates individually loans that do not share similar risk characteristics, including non-accrual loans and loans designated as a TDR. Specific allowance for credit losses is measured based on a discounted cash flow of ongoing operations, discounted at the loan’s original effective interest rate, or a calculation of the fair value of the underlying collateral less estimated selling costs. Our policy is to obtain appraisals on collateral supporting individually evaluated loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and cause us to believe our recoverable value may be less than the independent appraised value. Accordingly, individually evaluated loans are classified as Level 3.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Techniques (1) (2)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$7,692	Collateral	Appraisal value and discount due to salability conditions	23%

Other real estate owned	$2,724	Collateral	Appraisal value and discount due to salability conditions	12%
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow of ongoing operations if the loan is not collateral dependent.
(2)The collateral which is used in the valuation of these loans is commercial real estate.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of financial instruments:

	December 31, 2020			December 31, 2019
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$435,442	$435,442	$403,855	$403,855
Debt securities available-for-sale	2	617,570	617,570	248,782	248,782
Debt securities held-to-maturity	2	211,691	214,299	196,044	196,755
Federal Home Loan Bank stock	2	13,284	13,284	24,324	24,324
Loans and leases held-for-investment, net	3	8,202,788	8,199,922	6,563,451	6,548,432
Accrued interest receivable	2	18,783	18,783	22,326	22,326
Investment management fees receivable, net	2	7,935	7,935	7,560	7,560
Bank owned life insurance	2	71,787	71,787	70,044	70,044
Other real estate owned	3	2,724	2,724	4,250	4,250
Interest rate swaps	2	144,333	144,333	55,241	55,241

Financial liabilities:
Deposits	2	$8,489,089	$8,510,799	$6,634,613	$6,648,546
Borrowings, net	2	400,493	402,714	355,000	355,003
Interest rate swaps	2	153,433	153,433	57,473	57,473

During the years ended December 31, 2020, 2019 and 2018, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2020 and 2019:

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

OTHER REAL ESTATE OWNED
OREO is carried at the lower of cost or fair value.

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

[19] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) net of tax, for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$2,756	$(1,624)	$1,132	$(2,363)	$1,032	$(1,331)	$172	$1,074	$1,246
Change in unrealized holding gains (losses)	3,997	(6,981)	(2,984)	5,356	(1,701)	3,655	(2,913)	773	(2,140)
Losses (gains) reclassified from other comprehensive income	(2,919)	2,074	(845)	(237)	(955)	(1,192)	53	(1,050)	(997)
Reclassification for equity securities under ASU 2016-01	—	—	—	—	—	—	286	—	286
Reclassification for certain income tax effects under ASU 2018-02	—	—	—	—	—	—	39	235	274
Net other comprehensive income (loss)	1,078	(4,907)	(3,829)	5,119	(2,656)	2,463	(2,535)	(42)	(2,577)
Balance, end of period	$3,834	$(6,531)	$(2,697)	$2,756	$(1,624)	$1,132	$(2,363)	$1,032	$(1,331)

[20] RELATED PARTY TRANSACTIONS

Certain directors and executive officers of the Company have loan accounts with the Bank. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with outsiders. As of December 31, 2020, the Bank had one director with five loans outstanding totaling $30.0 million.

During the years ended December 31, 2020, 2019 and 2018, the Bank obtained services from affiliated companies of certain directors in the normal course of business. These services cumulatively totaled approximately $600,000 for the three years ended December 31, 2020, 2019 and 2018, were negotiated at arms length, reflected market pricing and were de minimus to the Company’s cost of operations.

[21] CONTINGENT LIABILITIES

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

[22] CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition of the parent company as of December 31, 2020 and 2019, and the related condensed statements of income and cash flows for the years ended December 31, 2020, 2019 and 2018, should be read in conjunction with our Consolidated Financial Statements and related notes:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
PARENT COMPANY ONLY
	December 31,
(Dollars in thousands)	2020	2019
ASSETS

Cash and cash equivalents	$31,856	$15,231
Investment in subsidiaries	821,719	606,904
Prepaid expenses and other assets	6,604	109
Total assets	$860,179	$622,244

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings, net	$100,493	$—
Other accrued expenses and other liabilities	2,541	963
Shareholders’ equity	757,145	621,281
Total liabilities and shareholders’ equity	$860,179	$622,244

CONDENSED STATEMENTS OF INCOME
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Interest income	$43	$219	$284
Dividends received from subsidiaries	7,005	13,000	3,000
Total interest and dividend income	7,048	13,219	3,284
Interest expense	3,855	1,159	2,334
Net interest income	3,193	12,060	950
Non-interest income (loss)	—	842	(774)
Non-interest expense	3,576	1,081	749
Income (loss) before income taxes and undisbursed income of subsidiaries	(383)	11,821	(573)
Income tax expense	(1,226)	(467)	(490)
Income (loss) before undisbursed income of subsidiaries	843	12,288	(83)
Undisbursed income of subsidiaries	44,391	47,905	54,507
Net income	$45,234	$60,193	$54,424

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$45,234	$60,193	$54,424
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(44,391)	(47,905)	(54,507)
Net loss (gain) on equity securities	—	(842)	775
Amortization of deferred financing costs	144	84	203
Stock-based compensation expense	317	—	—
Increase (decrease) in accrued interest payable	716	(1,005)	(19)
Decrease (increase) in other assets	(1,334)	1,539	(784)
Increase (decrease) in other liabilities	838	(2,269)	2,729
Net cash provided by operating activities	1,524	9,795	2,821
Cash Flows from Investing Activities:
Purchase of equity securities	—	—	(5,224)
Sale of equity securities	—	13,679	—
Net payments for investments in subsidiaries	(171,944)	(43,000)	(26,335)
Net cash used in investing activities	(171,944)	(29,321)	(31,559)
Cash Flows from Financing Activities:
Net proceeds from issuance of subordinated notes payable	95,349	—	—
Repayment of subordinated debt	—	(35,000)	—
Net proceeds from issuance of stock	100,002	77,611	38,468
Net increase (decrease) in line of credit advances	5,000	(4,250)	(1,950)
Net proceeds from exercise of stock options	506	900	1,667
Cancellation of stock options	(2,484)	—	(945)
Purchase of treasury stock	(3,479)	(2,312)	(6,807)
Dividends paid on preferred stock	(7,849)	(5,753)	(2,120)
Net cash provided by financing activities	187,045	31,196	28,313
Net change in cash and cash equivalents	16,625	11,670	(425)
Cash and cash equivalents at beginning of year	15,231	3,561	3,986
Cash and cash equivalents at end of year	$31,856	$15,231	$3,561

[23] SEGMENTS

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

The following tables provide financial information for the two segments of the Company as of and for the years ended December 31, 2020 and 2019. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	December 31, 2020	December 31, 2019
Assets:
Bank	$9,819,719	$7,686,981
Investment management	86,150	83,295
Parent and other	(9,053)	(4,466)
Total assets	$9,896,816	$7,765,810

	Year Ended December 31, 2020
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$217,095	$—	$—	$217,095
Interest expense	75,339	—	3,812	79,151
Net interest income (loss)	141,756	—	(3,812)	137,944
Provision for credit losses	19,400	—	—	19,400
Net interest income (loss) after provision for credit losses	122,356	—	(3,812)	118,544
Non-interest income:
Investment management fees	—	32,727	(692)	32,035
Net gain on the sale and call of debt securities	3,948	—	—	3,948
Other non-interest income	21,164	58	—	21,222
Total non-interest income (loss)	25,112	32,785	(692)	57,205
Non-interest expense:
Intangible amortization expense	—	1,944	—	1,944
Other non-interest expense	90,541	27,735	2,883	121,159
Total non-interest expense	90,541	29,679	2,883	123,103
Income (loss) before tax	56,927	3,106	(7,387)	52,646
Income tax expense (benefit)	8,330	308	(1,226)	7,412
Net income (loss)	$48,597	$2,798	$(6,161)	$45,234

	Year Ended December 31, 2019
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$262,332	$—	$115	$262,447
Interest expense	134,336	—	1,054	135,390
Net interest income (loss)	127,996	—	(939)	127,057
Provision (credit) for credit losses	(968)	—	—	(968)
Net interest income (loss) after provision for credit losses	128,964	—	(939)	128,025
Non-interest income:
Investment management fees	—	36,889	(447)	36,442
Net gain on the sale and call of debt securities	416	—	—	416
Other non-interest income	15,051	31	842	15,924
Total non-interest income	15,467	36,920	395	52,782
Non-interest expense:
Intangible amortization expense	—	2,009	—	2,009
Other non-interest expense	77,945	31,560	635	110,140
Total non-interest expense	77,945	33,569	635	112,149
Income (loss) before tax	66,486	3,351	(1,179)	68,658
Income tax expense (benefit)	8,015	918	(468)	8,465
Net income (loss)	$58,471	$2,433	$(711)	$60,193

	Year Ended December 31, 2018
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$199,510	$—	$276	$199,786
Interest expense	84,055	—	2,327	86,382
Net interest income (loss)	115,455	—	(2,051)	113,404
Provision (credit) for loan losses	(205)	—	—	(205)
Net interest income (loss) after provision for loan losses	115,660	—	(2,051)	113,609
Non-interest income:
Investment management fees	—	37,939	(292)	37,647
Net loss on the sale and call of debt securities	(70)	—	—	(70)
Other non-interest income (loss)	11,112	1	(773)	10,340
Total non-interest income (loss)	11,042	37,940	(1,065)	47,917
Non-interest expense:
Intangible amortization expense	—	1,968	—	1,968
Change in fair value of acquisition earn out	—	(218)	—	(218)
Other non-interest expense	67,190	31,760	457	99,407
Total non-interest expense	67,190	33,510	457	101,157
Income (loss) before tax	59,512	4,430	(3,573)	60,369
Income tax expense (benefit)	5,856	579	(490)	5,945
Net income (loss)	$53,656	$3,851	$(3,083)	$54,424

[24] SUBSEQUENT EVENTS

On January 14, 2021, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depository share, on the Company’s Series B Preferred Stock each of which is payable on April 1, 2021, to preferred shareholders of record as of the close of business on March 15, 2021. The Board also declared a dividend payable of 11 shares of the Company’s Series C Preferred Stock and cash in the amount of

$21,250, of which is payable on April 1, 2021, to preferred shareholders of record of the Series C Preferred Stock as of the close of business on March 15, 2021.

On February 18, 2021, the Company terminated its existing line of credit with Texas Capital Bank and established a new unsecured line of credit of $75.0 million with The Huntington National Bank (the “New Credit Agreement”). The Company made an initial borrowing of $5.2 million on February 18, 2021. The New Credit Agreement matures on February 18, 2022 and contains customary terms, including with respect to acceleration in the event of non-payment and certain other defaults.

SELECTED QUARTERLY FINANCIAL DATA

The tables below summarize our unaudited quarterly financial information for the years ended December 31, 2020 and 2019. Fourth quarter results are presented under CECL methodology while prior periods are reported in accordance with previous applicable GAAP.

	2020
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$51,010	$50,222	$51,661	$64,202
Interest expense	14,946	16,748	18,177	29,280
Net interest income	36,064	33,474	33,484	34,922
Provision for credit losses	2,972	7,430	6,005	2,993
Net interest income after provision for credit losses	33,092	26,044	27,479	31,929
Non-interest income:
Investment management fees	8,564	8,095	7,738	7,638
Net gain on the sale and call of debt securities	133	3,744	14	57
Other non-interest income	5,306	5,050	5,245	5,621
Total non-interest income	14,003	16,889	12,997	13,316
Non-interest expense:
Intangible amortization expense	478	478	486	502
Other non-interest expense	33,958	30,949	27,610	28,642
Total non-interest expense	34,436	31,427	28,096	29,144
Income before tax	12,659	11,506	12,380	16,101
Income tax expense	50	2,177	1,979	3,206
Net income	$12,609	$9,329	$10,401	$12,895
Preferred stock dividends	1,987	1,962	1,962	1,962
Net income available to common shareholders	$10,622	$7,367	$8,439	$10,933

Earnings per common share:
Basic	$0.37	$0.26	$0.30	$0.39
Diluted	$0.37	$0.26	$0.30	$0.38

	2019
(Dollars in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Income statement data:	(unaudited)
Interest income	$65,474	$67,732	$66,339	$62,902
Interest expense	32,408	35,416	35,036	32,530
Net interest income	33,066	32,316	31,303	30,372
Provision (credit) for loan losses	728	(607)	(712)	(377)
Net interest income after provision for loan losses	32,338	32,923	32,015	30,749
Non-interest income:
Investment management fees	8,862	8,902	9,254	9,424
Net gain on the sale and call of debt securities	70	206	112	28
Other non-interest income	4,559	5,135	2,613	3,617
Total non-interest income	13,491	14,243	11,979	13,069
Non-interest expense:
Intangible amortization expense	503	502	502	502
Change in fair value of acquisition earn out	—	—	—	—
Other non-interest expense	29,616	27,271	27,083	26,170
Total non-interest expense	30,119	27,773	27,585	26,672
Income before tax	15,710	19,393	16,409	17,146
Income tax expense	1,106	3,059	1,718	2,582
Net income	$14,604	$16,334	$14,691	$14,564
Preferred stock dividends	1,962	1,962	1,150	679
Net income available to common shareholders	$12,642	$14,372	$13,541	$13,885

Earnings per common share:
Basic	$0.45	$0.52	$0.49	$0.50
Diluted	$0.44	$0.50	$0.47	$0.48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2020, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, the Company’s system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
TriState Capital Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited TriState Capital Holdings, Inc., and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Pittsburgh, Pennsylvania
February 25, 2021

ITEM 9B. OTHER INFORMATION

Other Matters

On February 18, 2021, the Company terminated its existing line of credit with Texas Capital Bank and established a new unsecured line of credit of $75.0 million with The Huntington National Bank (the “New Credit Agreement”). The Company made an initial borrowing of $5.2 million on February 18, 2021. The New Credit Agreement matures on February 18, 2022 and contains customary terms, including with respect to acceleration in the event of non-payment and certain other defaults. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” for more information.

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that it will no longer persuade or require banks to submit rates for the calculation of the London Interbank Offered Rate (“LIBOR”) after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of December 31, 2020, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to financial markets and institutions, including to the Company.

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

The ARRC has released final recommended fallback contract language for new issuances of LIBOR-indexed bilateral business loans, syndicated loans, floating rate notes, securitizations and adjustable rate mortgage loans, and it continues to develop other LIBOR transition guidance. The International Swaps and Derivatives Association, Inc. (“ISDA”) has announced protocol for the transition of derivative instruments away from LIBOR. The process for modification of legacy contracts that do not provide for a permanent transition from LIBOR remains a work in progress.

The Intercontinental Exchange (ICE) Benchmark Administration (IBA), which is the administrator of LIBOR, announced on November 30, 2020 that will consult on its intention to extend the publication of certain LIBOR settings to June 30, 2023.

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of LIBOR publication which is now anticipated to be June 2023. The federal banking agencies have said that an institution’s LIBOR transition plans are an examination priority. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company has already: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; (3) implemented more robust fallback contract language; and (4) implemented a plan to adhere to ISDA protocol for the transition of derivatives away from LIBOR. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2021, which proxy materials will be filed with the SEC no later than April 30, 2021, and are incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2021, which proxy materials will be filed with the SEC no later than April 30, 2021, and are incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2021, which proxy materials will be filed with the SEC no later than April 30, 2021, and are incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2021, which proxy materials will be filed with the SEC no later than April 30, 2021, and are incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is set forth in our definitive proxy materials regarding our annual meeting of stockholders to be held on or around May 17, 2021, which proxy materials will be filed with the SEC no later than April 30, 2021, and are incorporated by reference.

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
3.5    Certificate of Designation for TriState Capital Holdings, Inc. Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock, which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 30, 2020.
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
4.6    Form of Depositary Receipt representing the depositary shares, each representing a 1/40th ownership interest in a share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, (included in Exhibit 4.5)
10.1    Investment Agreement, dated as of October 10, 2020, by and between TriState Capital Holdings, Inc. and T-VIII PubOpps LP, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 13, 2020.
10.2    Amendment No. 1 to Investment Agreement, dated as of December 9, 2020, by and between TriState Capital Holdings, Inc. and T-VIII PubOpps LP, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 30, 2020.

10.3    Subordinated Indenture, dated as of May 11, 2020, between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 11, 2020.
10.4    First Supplemental Indenture, dated as of May 11, 2020, to the Subordinated Indenture, dated as of May 11, 2020, between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December May 11, 2020.
10.5    Second Supplemental Indenture, dated as of June 3, 2020, to the Subordinated Indenture, dated as of May 11, 2020, between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee., which was filed on Form 8-K with the SEC on June 3, 2020.
10.6    Second Supplemental Indenture, dated as of June 3, 2020, to the Subordinated Indenture, dated as of May 11, 2020, between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee., which was filed on Form 8-K with the SEC on June 3, 2020.
10.7    TriState Capital Holdings, Inc. 2006 Stock Option Plan (“2006 Stock Option Plan”), which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.
10.8    Form of Non qualified Stock Option Award Agreement under 2006 Stock Option Plan, which is incorporated by reference to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.
10.9    Agreement of Lease dated August 29, 2006 between Oxford Development Company/Grant Street, Landlord, and TriState Capital Holdings, Inc., Tenant and amendment thereto dated September 13, 2010, which is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.
10.10    TriState Capital Bank Supplemental Executive Retirement Agreement dated February 28, 2013, by and among TriState Capital Holdings, Inc., TriState Capital Bank and James F. Getz, which is incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-187681) filed with the SEC on April 2, 2013.
10.11    TriState Capital Holdings, Inc. 2014 Omnibus Incentive Plan, which is incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.
10.12    Amendment to TriState Capital Holdings, Inc. 2014 Omnibus Incentive Plan, filed herewith.
10.13    Form of Three-Year Officer Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on February 19, 2019.
10.14    Form of Five-Year Officer Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on February 19, 2019.
10.15    Form of Non-Employee Director Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on February 19, 2019.
10.16    TriState Capital Holdings, Inc. Short-Term Incentive Plan, which is incorporated by reference to Appendix B to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.
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
31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101    The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, and (vii) the Cover Page furnished herewith.
104    Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

Date:	February 25, 2021	By:	/s/ James F. Getz
James F. Getz
Chairman, President and Chief Executive Officer

Date:	February 25, 2021	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2021	By:	/s/ James F. Getz
James F. Getz
Chairman, President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 25, 2021	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	February 25, 2021	By:	/s/ David L. Bonvenuto*
David L. Bonvenuto
Director

Date:	February 25, 2021	By:	/s/ Anthony J. Buzzelli*
Anthony J. Buzzelli
Director

Date:	February 25, 2021	By:	/s/ Helen Hanna Casey*
Helen Hanna Casey
Director

Date:	February 25, 2021	By:	/s/ E.H. (Gene) Dewhurst*
E.H. (Gene) Dewhurst
Director

Date:	February 25, 2021	By:	/s/ James J. Dolan*
James J. Dolan
Director

Date:	February 22, 2021	By:	/s/ Christopher M. Doody*
Christopher M. Doody
Director

Date:	February 25, 2021	By:	/s/ Audrey P. Dunning*
Audrey P. Dunning
Director

Date:	February 25, 2021	By:	/s/ Brian S. Fetterolf*
Brian S. Fetterolf
Director

Date:	February 25, 2021	By:	/s/ Michael R. Harris*
Michael R. Harris
Director

Date:	February 25, 2021	By:	/s/ Kim A. Ruth*
Kim A. Ruth
Director

Date:	February 25, 2021	By:	/s/ A. William Schenck, III*
A. William Schenck, III
Vice Chairman and Director

Date:	February 25, 2021	By:	/s/ John B. Yasinsky*
John B. Yasinsky
Director

	*	By:	/s/ James F. Getz
James F. Getz, Attorney-in-Fact