Form 10-Q
period 2021-03-31
TriState Capital Holdings, Inc.
filed 2021-05-05
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
___________

As of April 30, 2021, there were 33,157,873 shares of the registrant’s common stock, no par value, outstanding.

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
•changes in accounting policies, accounting standards, or authoritative accounting guidance;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2021	December 31, 2020
ASSETS

Cash	$341	$341
Interest-earning deposits with other institutions	442,542	429,639
Federal funds sold	3,601	5,462
Cash and cash equivalents	446,484	435,442
Debt securities available-for-sale, at fair value	189,218	617,570
Debt securities held-to-maturity, at amortized cost, net	1,030,572	211,691
Federal Home Loan Bank stock	11,284	13,284
Total investment securities	1,231,074	842,545
Loans and leases held-for-investment	8,543,182	8,237,418
Allowance for credit losses on loans and leases	(34,644)	(34,630)
Loans and leases held-for-investment, net	8,508,538	8,202,788
Accrued interest receivable	20,207	18,783
Investment management fees receivable, net	8,216	7,935
Goodwill	41,660	41,660
Intangible assets, net of accumulated amortization of $12,858 and $12,381, respectively	21,773	22,251
Office properties and equipment, net of accumulated depreciation of $16,864 and $16,241, respectively	13,735	12,369
Operating lease right-of-use asset	20,800	21,294
Bank owned life insurance	72,215	71,787
Prepaid expenses and other assets	180,448	219,962
Total assets	$10,565,150	$9,896,816

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$9,250,019	$8,489,089
Borrowings, net	345,547	400,493
Accrued interest payable on deposits and borrowings	3,345	3,057
Deferred tax liability, net	6,191	5,676
Operating lease liability	22,453	22,958
Other accrued expenses and other liabilities	163,309	218,398
Total liabilities	9,790,864	9,139,671

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 80,500, respectively	77,611	77,611
Series C Shares issued and outstanding - 650 and 650, respectively	62,164	61,064
Common stock, no par value; Shares authorized - 45,000,000; Shares issued -35,533,411 and 34,919,572, respectively; Shares outstanding - 33,160,605 and 32,620,150, respectively	332,070	331,098
Additional paid-in capital	35,853	33,824
Retained earnings	267,195	254,054
Accumulated other comprehensive loss, net	(1,327)	(2,697)
Treasury stock (2,372,806 and 2,299,422 shares, respectively)	(37,748)	(36,277)
Total shareholders’ equity	774,286	757,145
Total liabilities and shareholders’ equity	$10,565,150	$9,896,816

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020

Interest income:
Loans and leases	$49,186	$58,918
Investments	2,646	3,901
Interest-earning deposits	160	1,383
Total interest income	51,992	64,202

Interest expense:
Deposits	10,754	27,244
Borrowings	2,582	2,036
Total interest expense	13,336	29,280
Net interest income	38,656	34,922
Provision for credit losses	224	2,993
Net interest income after provision for credit losses	38,432	31,929
Non-interest income:
Investment management fees	9,000	7,638
Service charges on deposits	316	213
Net gain (loss) on the sale and call of debt securities	(1)	57
Swap fees	2,711	4,373
Commitment and other loan fees	326	419
Other income	1,299	616
Total non-interest income	13,651	13,316
Non-interest expense:
Compensation and employee benefits	19,921	17,446
Premises and equipment expense	1,406	1,386
Professional fees	1,324	1,470
FDIC insurance expense	1,125	2,170
General insurance expense	298	262
State capital shares tax expense	650	383
Travel and entertainment expense	441	864
Technology and data services	3,100	2,304
Intangible amortization expense	478	502
Marketing and advertising	684	613
Other operating expenses	1,851	1,744
Total non-interest expense	31,278	29,144
Income before tax	20,805	16,101
Income tax expense	4,605	3,206
Net income	$16,200	$12,895
Preferred stock dividends	3,059	1,962
Net income available to common shareholders	$13,141	$10,933

Earnings per common share:
Basic	$0.36	$0.39
Diluted	$0.35	$0.38
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020

Net income	$16,200	$12,895

Other comprehensive income (loss):

Unrealized holding losses on debt securities, net of tax benefit of $303 and $2,997, respectively	(954)	(9,422)

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $0 and $(3), respectively	(1)	(12)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $565 and $(1,837), respectively	1,683	(5,874)

Reclassification adjustment for losses included in net income on derivatives, net of tax benefit of $204 and $32, respectively	642	127

Other comprehensive income (loss), net of tax	1,370	(15,181)

Total comprehensive income (loss)	$17,570	$(2,286)

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	$116,079	$295,349	$23,095	$218,449	$1,132	$(32,823)	$621,281
Net income	—	—	—	12,895	—	—	12,895
Other comprehensive loss	—	—	—	—	(15,181)	—	(15,181)
Preferred stock dividends	—	—	—	(1,962)	—	—	(1,962)
Exercise of stock options	—	238	(147)	—	—	—	91
Purchase of treasury stock	—	—	—	—	—	(2,579)	(2,579)
Cancellation of stock options	—	—	(2,484)	—	—	—	(2,484)
Stock-based compensation	—	—	2,319	—	—	—	2,319
Balance, March 31, 2020	$116,079	$295,587	$22,783	$229,382	$(14,049)	$(35,402)	$614,380

Balance, December 31, 2020	$177,143	$331,098	$33,824	$254,054	$(2,697)	$(36,277)	$757,145
Net income	—	—	—	16,200	—	—	16,200
Other comprehensive income	—	—	—	—	1,370	—	1,370
Preferred stock dividends	1,100	—	—	(3,059)	—	—	(1,959)
Exercise of stock options	—	972	(576)	—	—	—	396
Purchase of treasury stock	—	—	—	—	—	(1,471)	(1,471)
Stock-based compensation	—	—	2,605	—	—	—	2,605
Balance, March 31, 2021	$178,243	$332,070	$35,853	$267,195	$(1,327)	$(37,748)	$774,286
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$16,200	$12,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,100	1,005
Amortization of deferred financing costs	54	—
Provision credit losses on loans and leases	224	2,993
Stock-based compensation expense	2,605	2,319
Net loss (gain) on the sale or call of debt securities available-for-sale	1	(15)
Net gain on the call of debt securities held-to-maturity	—	(42)
Income from debt securities trading	(105)	(239)
Purchase of debt securities trading	(9,440)	(20,932)
Proceeds from the sale of debt securities trading	9,545	21,171
Net amortization of premiums and discounts on debt securities	3,037	15
Decrease (increase) in investment management fees receivable, net	(281)	904
Decrease (increase) in accrued interest receivable	(1,424)	220
Increase (decrease) in accrued interest payable	288	(1,028)
Bank owned life insurance income	(428)	(428)
Increase in income taxes payable	3,327	—
Decrease in prepaid income taxes	1,186	2,688
Deferred tax provision	50	240
Decrease in accounts payable and other accrued expenses	(11,997)	(13,816)
Other, net	(3,725)	(3,653)
Net cash provided by operating activities	10,217	4,297
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(82,802)	(92,637)
Purchase of debt securities held-to-maturity	(389,107)	(219,269)
Proceeds from the sale of debt securities available-for-sale	—	49,967
Principal repayments and maturities of debt securities available-for-sale	28,530	3,856
Principal repayments and maturities of debt securities held-to-maturity	48,543	122,505
Investment in low income housing and historic tax credits	(1,104)	(2,847)
Investment in small business investment companies	(180)	—
Net redemption of Federal Home Loan Bank stock	2,000	5,600
Net increase in loans and leases	(305,963)	(380,388)
Additions to office properties and equipment	(1,988)	(1,023)
Net cash used in investing activities	(702,071)	(514,236)
Cash flows from financing activities:
Net increase in deposit accounts	760,930	1,148,146
Net decrease in Federal Home Loan Bank advances	(50,000)	(55,000)
Net increase (decrease) in line of credit advances	(5,000)	30,000
Net proceeds from exercise of stock options	396	91
Cancellation of stock options	—	(2,484)
Purchase of treasury stock	(1,471)	(2,579)
Dividends paid on preferred stock	(1,959)	(1,962)
Net cash provided by financing activities	702,896	1,116,212
Net change in cash and cash equivalents during the period	11,042	606,273
Cash and cash equivalents at beginning of the period	435,442	403,855
Cash and cash equivalents at end of the period	$446,484	$1,010,128

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$12,994	$30,308
Income taxes	$11	$278
Other non-cash activity:
Unsettled purchase of debt securities held-to-maturity	$—	$20,000
Transfer of debt securities available-for-sale to held-to-maturity	$480,769	$—
Series C dividend distributable	$1,100	$—

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

The Bank was established to serve the commercial banking needs of middle-market businesses and financial services providers and focused private banking needs of high-net-worth individuals nation-wide. The Bank has two wholly owned subsidiaries: TSC Equipment Finance LLC (“TSC Equipment Finance”), established to hold and manage loans and leases of our equipment finance business, and Meadowood Asset Management, LLC (“Meadowood”), established to hold and manage other real estate owned by the Bank and/or foreclosed properties for the Bank.

Chartwell provides investment management services primarily to institutional investors, mutual funds and individual investors. CTSC Securities supports marketing efforts for the proprietary investment products provided by Chartwell, including shares of mutual funds advised and/or administered by Chartwell.

The Company and the Bank are subject to regulatory examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities and the Board of Governors of the Federal Reserve System (“Federal Reserve”). In addition, if the Bank’s consolidated total assets exceed $10 billion for four consecutive quarters, the Company and the Bank will become subject to the regulatory examination and supervision of the Consumer Financial Protection Bureau (“CFPB”) with respect to certain consumer protection laws. The Bank’s quarter-end consolidated total assets exceeded $10 billion for the first time as of March 31, 2021. Chartwell is a registered investment adviser regulated by the Securities and Exchange Commission (“SEC”). CTSC Securities is regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

CONSOLIDATION
Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly owned subsidiaries, TSC Equipment Finance and Meadowood, after elimination of inter-company accounts and transactions. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to SEC rules for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the related notes for the fiscal year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.

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

FEDERAL HOME LOAN BANK STOCK
The Company is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of March 31, 2021 and December 31, 2020. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

The Company considers a loan to be a troubled debt restructuring (“TDR”) when there is a concession made to a financially troubled borrower without adequate consideration provided to the Company. The Company evaluates any loan reasonably expected to become a TDR, regardless of whether the loan is on accrual or non-accrual status. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed on non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to the original contractual terms will be achieved, as well as the borrower’s historical payment performance. A loan is designated and reported as a TDR until such loan is either paid off or sold, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement.

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

The Company is a party to financial instruments with off-balance sheet risk, such as commitments to extend credit, in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the lending agreement with such customer. Commitments generally have fixed expiration dates or other termination clauses (i.e., loans due on demand) and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the unfunded commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management’s credit evaluation of the borrower.

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

The allowance for credit losses represent estimates of expected credit losses for homogeneous loan pools that share similar risk characteristics such as commercial and industrial (“C&I”) loans and leases, commercial real estate (“CRE”) loans, and private banking loans which include consumer lines of credit and residential mortgages. The Company periodically reassesses each loan pool to ensure that the loans within the pool continue to share similar risk characteristics. Non-accrual loans and loans designated as TDRs are assessed individually using a discounted cash flow method or, where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

The collateral on our private banking loans that is secured by cash, marketable securities and/or cash value life insurance is monitored daily and requires borrowers to continually replenish collateral as a result of fair value changes. Therefore, it is expected that the fair value of the collateral securing each loan will exceed the loan’s amortized cost basis and no allowance for the off-balance sheet exposure would be required under Accounting Standard Codification (“ASC”) 326-20-35-6, “Financial Assets Secured by Collateral Maintenance Provisions.”

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

The allowance for credit losses represents management’s current estimate of expected credit losses in the loan and lease portfolio. Expected credit losses are estimated over the contractual term of the loans, which includes extension or renewal options that are not unconditionally cancellable by the Company and are adjusted for expected prepayments when appropriate. Management’s judgment takes into consideration past events, current conditions and reasonable and supportable economic forecasts including general economic conditions, diversification and seasoning of the loan portfolio, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes it has used the best information available in making such determinations, and that the present allowance for credit losses represents management’s best estimate of current expected credit losses, future adjustments to the allowance may be necessary, and net income may be adversely affected if circumstances differ substantially from the assumptions used in determining the level of the allowance.

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

Results for the three months ended March 31, 2021 are presented under the current expected credit loss (“CECL”) methodology, in accordance with ASC Topic 326, while prior period amounts continue to be reported in accordance with ASC Topic 450, “Contingencies,” and specific reserves based upon ASC Topic 310, “Receivables.” ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. The Company has not experienced any losses on receivables for investment management fees for the three months ended March 31, 2021, and 2020. The Company had no allowance for credit losses on investment management fees as of March 31, 2021 and December 31, 2020.

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

OFFICE PROPERTIES AND EQUIPMENT
Office properties and equipment are stated at cost less accumulated depreciation. Office properties include furniture, fixtures and leasehold improvements. Equipment includes computer equipment and internal use software. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Estimated useful lives are dependent upon the nature and condition of the asset and range from three to 10 years. Repairs and maintenance are charged to expense as incurred, while improvements that extend the useful life of the assets are capitalized and depreciated to non-interest expense over the estimated remaining life of the asset.

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

The two-class method requires that the Company’s Series C perpetual non-cumulative convertible non-voting preferred stock (the “Series C Preferred Stock”) and warrants to be treated as participating classes of securities in the computation of EPS. In addition, net income is reduced by dividends declared on all series of preferred stock to derive net income available to common shareholders. Basic EPS is computed by dividing net income allocable to common shareholders by the weighted average number of the Company’s common shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution upon the exercise of stock options and warrants, and the vesting of restricted stock awards granted utilizing the treasury stock method.

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

DERIVATIVES AND HEDGING ACTIVITIES
All derivatives are evaluated at inception as to whether they are hedging or non-hedging activities. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income (loss) is recognized in the consolidated statements of income. The Company also has interest rate derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company is required to have minimum collateral posting thresholds with certain of its derivative counterparties which is considered restricted cash.

The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. The Company generates swap fee income through these transactions. These derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company generally eliminates its interest rate exposure resulting from such transactions and these derivatives are not designated as hedging instruments. Swap fees are based on the notional amount and weighted maturity of each individual transaction and are collected and recorded to non-interest income in the consolidated statements of income when the transaction is executed.

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

Income tax effects in accumulated other comprehensive income (loss) are released as investments are sold or mature and as liabilities are extinguished.

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

During the three months ended March 31, 2020, the Company made changes to certain Non-Interest Expense line items appearing on the consolidated statements of income to better align with and provide additional clarity on how management views the business. All prior periods have been adjusted to conform with the changes and provide comparability to the new presentation. The adjustments are as follows:

Marketing and Advertising, which was previously a component of Other Operating Expenses, is now presented as a separate line item.

Technology and Data Services is also presented as a separate line item and includes data processing expense, data and information services and certain software costs. These costs were previously included in Premises and Occupancy Costs.

Telephone Expense, which was previously reported as a component of Other Operating Expense, is now included in Premises and Equipment Expense.

Premises and Occupancy Costs was renamed as Premises and Equipment Expense.

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following as of March 31, 2021:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$139,996	$1,059	$515	$—	$140,540
Trust preferred securities	18,264	302	130	—	18,436
Agency collateralized mortgage obligations	20,119	77	—	—	20,196
Agency mortgage-backed securities	1,356	43	1	—	1,398
Agency debentures	8,015	633	—	—	8,648
Total debt securities available-for-sale	$187,750	$2,114	$646	$—	$189,218
(1)Available-for-sale securities are recorded on the consolidated statements of financial condition at estimated fair value, net of allowance for credit losses, if applicable.

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$30,671	$707	$10	31,368	$55
Agency debentures	77,823	585	584	77,824	—
Municipal bonds	5,034	15	—	5,049	—
Residential mortgage-backed securities	257,782	54	2,530	255,306	105
Agency mortgage-backed securities	620,395	553	11,769	609,179	—
U.S. treasury notes	39,027	—	1,466	37,561	—
Total debt securities held-to-maturity	$1,030,732	$1,914	$16,359	$1,016,287	$160
(1)Held-to-maturity securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

During the first quarter of 2021, the Company transferred $480.8 million fair value of previously designated available-for-sale agency mortgage-backed securities to held-to-maturity designation.

Debt securities available-for-sale and held-to-maturity were comprised of the following as of December 31, 2020:

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$157,452	$1,538	$526	—	$158,464
Trust preferred securities	18,228	57	198	—	18,087
Agency collateralized mortgage obligations	22,058	36	5	—	22,089
Agency mortgage-backed securities	406,741	3,595	209	—	410,127
Agency debentures	8,013	790	—	—	8,803
Total debt securities available-for-sale	$612,492	$6,016	$938	—	$617,570
(1)Available-for-sale securities are recorded on the consolidated statements of financial condition at estimated fair value, net of allowance for credit losses, if applicable.

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
(1)Held-to-maturity securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

Interest income on investment securities was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Taxable interest income	$2,429	$3,391
Non-taxable interest income	35	112
Dividend income	182	398
Total interest income on investment securities	$2,646	$3,901

As of March 31, 2021, the contractual maturities of the debt securities were:

	March 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$12,002	$12,019	$2,166	$2,175
Due from one to five years	73,788	74,454	14,289	14,686
Due from five to ten years	63,656	63,733	147,856	146,570
Due after ten years	38,304	39,012	866,421	852,856
Total debt securities	$187,750	$189,218	$1,030,732	$1,016,287

The $39.0 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of March 31, 2021, included $30.4 million, or 77.8%, that are floating-rate securities. The $147.9 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of March 31, 2021, included $19.3 million that have call provisions within the next five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2021	2020	2021	2020
Proceeds from sales	$—	$49,967	$—	$—
Proceeds from calls	17,311	—	3,555	122,353
Total proceeds	$17,311	$49,967	$3,555	$122,353

Gross realized gains	$—	$15	$—	$42
Gross realized losses	1	—	—	—
Net realized gains (losses)	$(1)	$15	$—	$42

Debt securities available-for-sale of $2.3 million as of March 31, 2021, were held in safekeeping at the FHLB and were included in the calculation of the Company’s borrowing capacity. Additionally, there were $125.8 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following table shows a roll-forward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(Dollars in thousands)	Corporate bonds	Residential mortgage-backed securities	Municipal bonds	Agency debentures and mortgage-backed securities	U.S. treasury notes	Total
Balance, beginning of period	$79	$70	$—	$—	$—	$149
Provision (credit)	$(24)	$35	$—	$—	$—	$11
Charge-offs	$—	$—	$—	$—	$—	$—
Recoveries	$—	$—	$—	$—	$—	$—
Balance, end of period	$55	$105	$—	$—	$—	$160

The following tables show the fair value and gross unrealized losses on debt securities available-for-sale, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$12,020	$356	$9,840	$159	$21,860	$515
Trust preferred securities	—	—	4,355	130	4,355	130
Agency mortgage-backed securities	—	—	93	1	93	1
Total temporarily impaired debt securities available-for-sale (1)	$12,020	$356	$14,288	$290	$26,308	$646
(1)The number of investment positions with unrealized losses totaled 16 for available-for-sale securities.

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$28,796	$277	$9,751	$249	$38,547	$526
Trust preferred securities	13,313	198	—	—	13,313	198
Agency collateralized mortgage obligations	—	—	9,863	5	9,863	5
Agency mortgage-backed securities	89,931	209	—	—	89,931	209
Total temporarily impaired debt securities available-for-sale (1)	$132,040	$684	$19,614	$254	$151,654	$938
(1)The number of investment positions with unrealized losses totaled 33 for available-for-sale securities.

The changes in the fair values of our agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. These agency securities are either explicitly or implicitly guaranteed by the U.S. government, highly rated, and have a long history of no credit losses. To assess for credit losses on debt securities available-for-sale in unrealized loss position, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. The most recent assessment for credit losses did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, no allowance for credit losses has been recognized on debt securities available-for-sale in an unrealized loss position.

The Company monitors the credit quality of debt securities held-to-maturity including credit ratings quarterly. The following tables present the amortized costs basis of debt securities held-to-maturity by Moody’s bond credit rating.

	March 31, 2021
(Dollars in thousands)	Aaa	Aa	A	Baa	Ba	Total
Debt securities held-to-maturity:
Corporate bonds	$—	$—	$—	$30,671	$—	$30,671
Agency debentures	77,823	—	—	—	—	77,823
Municipal bonds	—	4,244	790	—	—	5,034
Residential mortgage-backed securities	257,782	—	—	—	—	257,782
Agency mortgage-backed securities	620,395	—	—	—	—	620,395
U.S. treasury notes	39,027	—	—	—	—	39,027
Total debt securities held-to-maturity	$995,027	$4,244	$790	$30,671	$—	$1,030,732

Accrued interest receivable of $1.9 million and $697,000 on debt securities held-to-maturity as of March 31, 2021 and December 31, 2020, respectively, was excluded from the amortized cost used in the allowance for credit losses. The Company had no debt securities held-to-maturity that were past due as of March 31, 2021.

There were no outstanding debt securities classified as trading as of March 31, 2021 and December 31, 2020.

There was $11.3 million and $13.3 million in FHLB stock outstanding as of March 31, 2021 and December 31, 2020, respectively.

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

Loans and leases held-for-investment were comprised of the following:

	March 31, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$5,042,763	$1,244,442	$2,245,942	$8,533,147
Net deferred loan costs (fees)	10,858	4,766	(5,589)	10,035
Loans and leases held-for-investment, net of deferred fees and costs	5,053,621	1,249,208	2,240,353	8,543,182
Allowance for credit losses on loans and leases	(1,767)	(8,156)	(24,721)	(34,644)
Loans and leases held-for-investment, net	$5,051,854	$1,241,052	$2,215,632	$8,508,538

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$4,797,881	$1,269,248	$2,160,784	$8,227,913
Net deferred loan costs (fees)	9,919	4,904	(5,318)	9,505
Loans and leases held-for-investment, net of deferred fees and costs	4,807,800	1,274,152	2,155,466	8,237,418
Allowance for credit losses on loans and leases	(2,047)	(5,254)	(27,329)	(34,630)
Loans and leases held-for-investment, net	$4,805,753	$1,268,898	$2,128,137	$8,202,788

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Included in unused loan commitments are unused availability under demand loans for our private banking lines secured by cash, marketable securities and/or cash value life insurance, as well as commitments to fund loans secured by residential properties, commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit. The amount of unfunded commitments, including standby letters of credit, as of March 31, 2021 and December 31, 2020, was $7.57 billion and $6.73 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The total unfunded commitments above included loans in the process of origination totaling approximately $49.1 million and $39.6 million as of March 31, 2021 and December 31, 2020, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of March 31, 2021 and December 31, 2020, included in the total unfunded commitments above, was $64.6 million and $82.0 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the three months ended March 31, 2021 and 2020, there were draws on letters of credit totaling $3,000 and $35,000, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements.

The allowance for credit losses on off-balance-sheet credit exposures was $3.0 million and $3.4 million as of March 31, 2021 and December 31, 2020, respectively, which includes allowance for credit losses on unfunded loan commitments and standby letters of credit. The Company recorded a credit to provision on off-balance sheet exposures as liabilities of $433,000 and provision expense of $67,000 for the three months ended March 31, 2021 and 2020, respectively.

[4] ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

Our allowance for credit losses represents our current estimate of expected credit losses in the portfolio at a specific point in time. This estimate includes credit losses associated with loans and leases evaluated on a collective or pool basis, as well as expected credit losses of the individually evaluated loans and leases that do not share similar risk characteristics. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions, and economic forecasts over a reasonable and supportable period of time. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for credit losses on loans and leases takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Results for the three months ended March 31, 2021, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for more details on the Company’s policy on allowance for credit losses on loans and leases.

The following discusses key characteristics and risks within each primary loan portfolio:

Private Banking Loans
Our private banking lending business is conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by marketable securities, cash, and/or cash value life insurance. The Company actively monitors the value of the collateral securing these loans daily and requires borrowers to continually replenish collateral as a result of fair value changes. Therefore, it is expected that the fair value of the collateral value securing each loan will exceed the loan’s amortized cost basis and no allowance for credit loss is required under ASC 326-20-35-6 “Financial Assets Secured by Collateral Maintenance Provisions.”

This portfolio also has some loans that are secured by residential real estate or other financial assets and unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower. The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 98.4% and 98.6% of total private banking loans as of March 31, 2021 and December 31, 2020, respectively.

Commercial Banking: Commercial and Industrial Loans and Leases
This loan and lease portfolio primarily include loans and leases made to financial services and other service and/or manufacturing companies generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and/or recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases; however, most loans are collateralized by marketable securities or commercial assets.

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

Loan risk ratings are assigned based upon the creditworthiness of the borrower and the quality of the collateral for loans secured by marketable securities. Loan risk ratings are reviewed on an ongoing basis according to internal policies and applicable regulatory guidance. Loans within the pass rating are believed to have a lower risk of loss than loans that are risk rated as special mention, substandard or doubtful, which are believed to have an increasing risk of loss. Management also monitors the loan portfolio through a formal periodic review process. All non-pass rated loans are reviewed monthly and higher risk-rated loans within the pass category are reviewed three times a year.

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

The following table presents the amortized cost basis of loans by portfolio, risk rating and year of origination:

	As of March 31, 2021
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$6,675	$61,654	$36,930	$55,705	$7,488	$58,045	$4,826,621	$5,053,118
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	503	—	—	—	—	503
Doubtful	—	—	—	—	—	—	—	—
Total Private Banking Loans	6,675	61,654	37,433	55,705	7,488	58,045	4,826,621	5,053,621
Commercial and Industrial:
Pass	21,217	201,905	214,411	74,006	41,239	29,007	648,035	1,229,820
Special Mention	—	1,803	—	5,294	—	—	3,208	10,305
Substandard	—	750	—	7,875	—	—	458	9,083
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	21,217	204,458	214,411	87,175	41,239	29,007	651,701	1,249,208
Commercial Real Estate:
Pass	128,517	518,170	583,110	442,780	195,731	297,933	43,125	2,209,366
Special Mention	—	440	5,395	—	—	1,175	—	7,010
Substandard	—	155	—	10,605	2,894	10,323	—	23,977
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	128,517	518,765	588,505	453,385	198,625	309,431	43,125	2,240,353
Loans and leases held-for-investment	$156,409	$784,877	$840,349	$596,265	$247,352	$396,483	$5,521,447	$8,543,182
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment at March 31, 2021.

	As of December 31, 2020
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$64,829	$44,210	$57,081	$7,736	$12,040	$55,092	$4,566,296	$4,807,284
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	516	—	—	—	—	—	516
Doubtful	—	—	—	—	—	—	—	—
Total Private Banking Loans	64,829	44,726	57,081	7,736	12,040	55,092	4,566,296	4,807,800
Commercial and Industrial:
Pass	216,459	223,189	88,212	44,575	9,383	20,709	651,900	1,254,427
Special Mention	1,795	—	5,416	—	—	—	3,431	10,642
Substandard	750	—	7,875	—	—	—	458	9,083
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	219,004	223,189	101,503	44,575	9,383	20,709	655,789	1,274,152
Commercial Real Estate:
Pass	514,920	617,120	435,708	202,001	181,108	134,700	38,802	2,124,359
Special Mention	446	5,395	4,308	—	1,186	145	—	11,480
Substandard	91	—	6,296	2,926	7,054	3,260	—	19,627
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	515,457	622,515	446,312	204,927	189,348	138,105	38,802	2,155,466
Loans and leases held-for-investment	$799,290	$890,430	$604,896	$257,238	$210,771	$213,906	$5,260,887	$8,237,418
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment at December 31, 2020.

Accrued interest receivable of $17.1 million and $16.4 million on loans and leases as of March 31, 2021 and December 31, 2020, respectively, was excluded from the amortized cost used in the allowance for credit losses.

Changes in the allowance for credit losses on loans and leases were as follows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,047	$5,254	$27,329	$34,630
Provision (credit) for credit losses	(280)	3,101	(2,608)	213
Charge-offs	—	(199)	—	(199)
Recoveries	—	—	—	—
Balance, end of period	$1,767	$8,156	$24,721	$34,644

	Three Months Ended March 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,973	$5,262	$6,873	$14,108
Provision for credit losses	201	1,220	1,572	2,993
Charge-offs	—	—	—	—
Recoveries	—	203	—	203
Balance, end of period	$2,174	$6,685	$8,445	$17,304

The following tables present the age analysis of past due loans and leases segregated by class:

	March 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$445	$5	$675	$1,125	$5,052,496	$5,053,621
Commercial and industrial	—	7,875	1,209	9,084	1,240,124	1,249,208
Commercial real estate	4,309	—	6,296	10,605	2,229,748	2,240,353
Loans and leases held-for-investment	$4,754	$7,880	$8,180	$20,814	$8,522,368	$8,543,182

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$250	$—	$—	$250	$4,807,550	$4,807,800
Commercial and industrial	—	—	458	458	1,273,694	1,274,152
Commercial real estate	2,926	—	6,296	9,222	2,146,244	2,155,466
Loans and leases held-for-investment	$3,176	$—	$6,754	$9,930	$8,227,488	$8,237,418

Individually Evaluated Loans

Management monitors the delinquency status of the Company’s loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

The following tables present the Company’s amortized cost basis of individually evaluated loans and related information on those loans for the three months ended March 31, 2021 and 2020:

	As of and for the Three Months Ended March 31, 2021
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	9,083	9,082	4,427	9,083	—
Commercial real estate	13,644	13,719	2,482	13,655	—
Total with a related allowance recorded	22,727	22,801	6,909	22,738	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	9,083	9,082	4,427	9,083	—
Commercial real estate	13,644	13,719	2,482	13,655	—
Total	$22,727	$22,801	$6,909	$22,738	$—

	As of and for the Twelve Months Ended December 31, 2020
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total with a related allowance recorded	9,680	9,708	1,988	9,680	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total	$9,680	$9,708	$1,988	$9,680	$—

Individually evaluated loans were $22.7 million and $9.7 million as of March 31, 2021 and December 31, 2020, respectively. There was no interest income recognized on individually evaluated loans that were also on non-accrual status for the three months ended March 31, 2021, and the twelve months ended December 31, 2020. As of March 31, 2021 and December 31, 2020, there were no loans 90 days or more past due and still accruing interest income.

The Company estimates allowance for credit losses individually for loans that do not share similar risk characteristics, including non-accrual loans and loans designated as a TDR, using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $6.9 million and $2.0 million as of March 31, 2021 and December 31, 2020, respectively. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy on evaluating loans for expected credit losses and interest income.

The following tables present the allowance for credit losses on loans and leases and amortized costs basis of individually evaluated loans:

	March 31, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$4,427	$2,482	$6,909
Collectively evaluated for impairment	1,767	3,729	22,239	27,735
Total allowance for credit losses on loans and leases	$1,767	$8,156	$24,721	$34,644
Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$9,084	$13,644	$22,728
Collectively evaluated for impairment	5,053,621	1,240,124	2,226,709	8,520,454
Loans and leases held-for-investment	$5,053,621	$1,249,208	$2,240,353	$8,543,182

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$103	$1,885	$1,988
Collectively evaluated for impairment	2,047	5,151	25,444	32,642
Total allowance for credit losses on loans and leases	$2,047	$5,254	$27,329	$34,630
Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$458	$9,222	$9,680
Collectively evaluated for impairment	4,807,800	1,273,694	2,146,244	8,227,738
Loans and leases held-for-investment	$4,807,800	$1,274,152	$2,155,466	$8,237,418

Troubled Debt Restructuring

The aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring was $7.3 million and $2.9 million as of March 31, 2021 and December 31, 2020, respectively, which were also on non-accrual. There were $24,000 and $0 of unused commitments on loans designated as TDRs as of March 31, 2021 and December 31, 2020, respectively.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with payment defaults during the three months ended March 31, 2021 and 2020.

The financial effects of our modifications made to loans newly designated as TDRs during the three months ended March 31, 2021, were as follows:

	Three Months Ended March 31, 2021
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Credit Losses on Loans and Leases at the time of Modification	Current Allowance for Credit Losses on Loans and Leases
Commercial Real Estate:
Extended term, deferred principal	2	$4,454	$4,454	$445	$445
Total	2	$4,454	$4,454	$445	$445

There were no loans newly designated as TDRs during the three months ended March 31, 2020.

Other Real Estate Owned

As of March 31, 2021 and December 31, 2020, the balance of OREO was $2.7 million and $2.7 million, respectively. There were no residential mortgage loans that were in the process of foreclosure as of March 31, 2021.

[5] DEPOSITS

As of March 31, 2021 and December 31, 2020, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	March 31, 2021	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$496,818	$456,426
Interest-bearing checking accounts	0.05 to 1.70%	0.34%	0.38%	3,373,915	3,068,834
Money market deposit accounts	0.10 to 1.87%	0.54%	0.56%	4,449,317	3,927,797
Total demand and savings accounts				8,320,050	7,453,057
Certificates of deposit	0.05 to 3.22%	0.60%	1.08%	929,969	1,036,032
Total deposits				$9,250,019	$8,489,089
Weighted average rate on interest-bearing accounts		0.47%	0.56%

As of March 31, 2021 and December 31, 2020, the Bank had total brokered deposits of $779.9 million and $753.3 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $1.82 billion and $1.72 billion as of March 31, 2021 and December 31, 2020, respectively, and were considered non-brokered.

As of March 31, 2021 and December 31, 2020, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $567.4 million and $534.3 million, respectively. As of March 31, 2021 and December 31, 2020, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $172.9 million and $159.6 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
12 months or less	$766,646	$892,427
12 months to 24 months	145,411	132,443
24 months to 36 months	17,912	11,162
Total	$929,969	$1,036,032

Interest expense on deposits was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Interest-bearing checking accounts	$2,793	$5,214
Money market deposit accounts	5,964	14,655
Certificates of deposit	1,997	7,375
Total interest expense on deposits	$10,754	$27,244

[6] BORROWINGS

As of March 31, 2021 and December 31, 2020, borrowings were comprised of the following:

	March 31, 2021			December 31, 2020
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 3/22/2021	0.31%	$50,000	6/21/2021	—%	$—
Issued 3/2/2021	0.36%	50,000	6/2/2021	—%	—
Issued 3/1/2021	0.36%	150,000	6/1/2021	—%	—
Issued 12/21/2020	—%	—		0.39%	50,000	3/22/2021
Issued 12/2/2020	—%	—		0.33%	50,000	3/2/2021
Issued 12/1/2020	—%	—		0.33%	150,000	3/1/2021
Issued 10/8/2020	—%	—		0.39%	50,000	1/8/2021
Line of credit borrowings	—%	—		4.25%	5,000	10/17/2021
Subordinated notes payable (net of debt issuance costs of $1,953 and $2,007, respectively)	5.75%	95,547	5/15/2030	5.75%	95,493	5/15/2030
Total borrowings, net		$345,547			$400,493

In 2020, the Company completed underwritten public offerings of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes qualify under federal regulatory rules as Tier 2 capital for the holding company.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of March 31, 2021, the Bank’s borrowing capacity is based on the information provided in the December 31, 2020 QCR filing. As of March 31, 2021, the Bank had securities held in safekeeping at the FHLB with a fair value of $2.3 million, combined with pledged loans of $1.32 billion, for a gross borrowing capacity of $944.6 million, of which $250.0 million was outstanding in advances. As of December 31, 2020, there was $300.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings under these lines of credit, and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $2.8 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC; however, if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from its customer as part of the existing credit facility of that customer.

On February 18, 2021, the Company terminated its existing line of credit with Texas Capital Bank and established a new unsecured line of credit of $75.0 million with The Huntington National Bank. The Company made an initial borrowing from this new line of credit of $5.2 million on February 18, 2021, and subsequently repaid this balance. There were no outstanding borrowings under the line of credit with Huntington National Bank as of March 31, 2021. The Company had $5.0 million in outstanding borrowings under the Texas Capital Bank line of credit as of December 31, 2020, which were repaid in connection with the termination of this line of credit.

Interest expense on borrowings was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
FHLB borrowings	$1,072	$2,035
Line of credit borrowings	55	1
Subordinated notes payable	1,455	—
Total interest expense on borrowings	$2,582	$2,036

[7] STOCK TRANSACTIONS

On December 30, 2020, the Company completed the private placement of securities pursuant to an Investment Agreement, dated October 10, 2020 and amended December 9, 2020, with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. Pursuant to the Investment Agreement, the Company sold to T-VIII PubOpps (i) 2,770,083 shares of voting common stock for $40.0 million, (ii) 650 shares of Series C Preferred Stock for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of voting common stock, or a future series of non-voting common stock at an exercise price of $17.50 per share. After two years, the Series C Preferred Stock is convertible into shares of a future series of non-voting common stock or, when transferred under certain limited circumstances to a holder other than an affiliate of Stone Point Capital LLC, voting common stock, at a price of 13.75 per share. The Series C Preferred Stock has a liquidation preference of $100,000 per share, and pays a quarterly dividend at an annualized rate of 6.75%. The Company received gross proceeds of $105.0 million at closing, and may receive up to an additional $16.1 million if the warrants are exercised in full. The net proceeds were recorded to shareholders’ equity at December 31, 2020 and allocated to the three equity instruments issued using the relative fair value method applied to common stock, preferred stock, and warrants issued which were recorded to additional paid-in capital. The net proceeds constitute Tier 1 capital for the holding company under federal regulatory capital rules.

In May 2019, the Company completed a registered, underwritten public offering of 3.2 million depositary shares, each representing a 1/40th interest in a share of its 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the “Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $77.6 million from the sale of 80,500 shares of its Series B Preferred Stock (equivalent to 3.2 million depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock constitutes Tier 1 capital for the holding company under federal regulatory capital rules.

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

In March 2018, the Company completed a registered, underwritten public offering of 1.6 million depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $38.5 million from the sale of 40,250 shares of its Series A Preferred Stock (equivalent to 1.6 million depositary shares), after deducting underwriting discounts, commissions and direct offering expenses. The preferred stock constitutes Tier 1 capital for the holding company under federal regulatory capital rules.

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

During the three months ended March 31, 2021, the Company paid dividends of $2.0 million on its Series A and Series B Preferred Stock, and dividends on its Series C Preferred Stock of 11 shares of Series C Preferred Stock, paid in kind, and $21,250 in lieu of a fractional share. During the three months ended March 31, 2020, the Company paid dividends of $2.0 million on its Series A and Series B Preferred Stock.

Under authorization by the Board, the Company is permitted to repurchase its common stock up to prescribed amounts, of which $9.8 million remained available as of March 31, 2021. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company.

During the three months ended March 31, 2021, treasury shares increased 73,384, or approximately $1.5 million, in connection with the net settlement of equity awards exercised or vested. During the three months ended March 31, 2020, the Company repurchased 30,000 shares for approximately $520,000, at an average cost of $17.33 per share, which are held as treasury stock. In addition to the shares purchased in the market, treasury shares increased 83,728, or approximately $2.1 million, in connection with the net settlement of equity awards exercised or vested during the three months ended March 31, 2020.

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

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding	Number of Treasury Shares
Balance, December 31, 2019	120,750	29,355,986	2,126,422
Issuance of restricted common stock	—	513,820	—
Forfeitures of restricted common stock	—	(3,500)	—
Exercise of stock options	—	10,000	—
Purchase of treasury stock	—	(30,000)	30,000
Increase in treasury stock related to equity awards	—	(83,728)	83,728
Balance, March 31, 2020	120,750	29,762,578	2,240,150

Balance, December 31, 2020	121,400	32,620,150	2,299,422
Issuance of restricted common stock	—	585,386	—
Forfeitures of restricted common stock	—	(10,547)	—
Exercise of stock options	—	39,000	—
Increase in treasury stock related to equity awards	—	(73,384)	73,384
Balance, March 31, 2021	121,400	33,160,605	2,372,806

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). As of March 31, 2021 and December 31, 2020, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subjected.

Insured depository institutions are categorized as well capitalized if they meet minimum capital ratios as set forth in the tables below. The Bank exceeded the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report that management believes have materially changed the Bank’s capital, as presented in the tables below.

A banking organization is also subject to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain the necessary capital conservation buffer of CET 1 capital to risk weighted assets ratio of

2.5% or more, in addition to the minimum capital adequacy levels shown in the tables below. Both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$849,795	14.18%	$479,527	8.00%	N/A	N/A
Bank	$806,040	13.49%	$478,061	8.00%	$597,576	10.00%
Tier 1 risk-based capital ratio
Company	$723,939	12.08%	$359,645	6.00%	N/A	N/A
Bank	$775,731	12.98%	$358,546	6.00%	$478,061	8.00%
Common equity tier 1 risk-based capital ratio
Company	$545,696	9.10%	$269,734	4.50%	N/A	N/A
Bank	$775,731	12.98%	$268,909	4.50%	$388,424	6.50%
Tier 1 leverage ratio
Company	$723,939	7.13%	$406,374	4.00%	N/A	N/A
Bank	$775,731	7.65%	$405,671	4.00%	$507,089	5.00%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

[9] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented were as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020

Basic earnings per common share:
Net income	$16,200	$12,895
Less: Preferred dividends on Series A and Series B	1,962	1,962
Less: Preferred dividends on Series C	1,097	—
Net income available to common shareholders	$13,141	$10,933

Allocation of net income available:
Common shareholders	$11,127	$10,933
Series C convertible preferred shareholders	1,685	—
Warrant shareholders	329	—
Total	$13,141	$10,933

Basic weighted average common shares outstanding:
Basic common shares	31,224,474	28,180,589
Series C convertible preferred stock, as-if converted	4,727,272	—
Warrants, as-if exercised	922,438	—

Basic earnings per common share	$0.36	$0.39

Diluted earnings per common share:
Income available to common shareholders after allocation	$11,127	$10,933

Diluted weighted average common shares outstanding:
Basic common shares	31,224,474	28,180,589
Restricted stock - dilutive	801,798	427,404
Stock options - dilutive	160,762	236,851
Diluted common shares	32,187,034	28,844,844

Diluted earnings per common share	$0.35	$0.38

	Three Months Ended March 31,
Anti-dilutive shares:	2021	2020
Restricted stock	71,810	545,320
Series C convertible preferred stock, as-if converted	4,727,272	—
Warrants, as-if exercised	922,438	—
Total anti-dilutive shares	5,721,520	545,320

The Series C convertible preferred stock and warrants are anti-dilutive under the treasury stock method compared to the basic EPS calculation under the two-class method.

[10] DERIVATIVES AND HEDGING ACTIVITY

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of its debt funding and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments related to certain of the Company’s FHLB borrowings and to manage the volatility of the change in fair value related to certain of the Company’s equity investments. The Company also has derivatives that are a result of a service the Company provides to certain qualifying customers. When providing this service, the Company generally enters into an offsetting derivative transaction in order to eliminate its interest rate risk exposure resulting from such transactions.

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020:

	Asset Derivatives		Liability Derivatives
	as of March 31, 2021		as of March 31, 2021
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$320	Other liabilities	$6,114

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	102,877	Other liabilities	102,821

Total	Other assets	$103,197	Other liabilities	$108,935

	Asset Derivatives		Liability Derivatives
	as of December 31, 2020		as of December 31, 2020
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$9,082

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	144,333	Other liabilities	144,351

Total	Other assets	$144,333	Other liabilities	$153,433

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of March 31, 2021 and December 31, 2020:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
March 31, 2021	$103,197	$—	$103,197	$(19,736)	$—	$83,461

December 31, 2020	$144,333	$—	$144,333	$(94)	$—	$144,239

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
March 31, 2021	$108,935	$—	$108,935	$(19,736)	$(69,368)	$19,831

December 31, 2020	$153,433	$—	$153,433	$(94)	$(150,238)	$3,101

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2021.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of March 31, 2021, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/ (Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:

Issued 5/30/2019	$50,000	2.05%	$933	6/1/2022	14
Issued 5/30/2019	50,000	2.03%	925	6/1/2023	26
Issued 5/30/2019	50,000	2.04%	931	6/1/2024	38
Issued 3/2/2020	50,000	0.98%	393	3/2/2025	47
Issued 3/20/2020	50,000	0.60%	199	3/20/2025	48
Total	$250,000		$3,381
(1)The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)		2021	2020	2021	2020
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(846)	$(159)	$2,216	$(7,711)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company generally eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2021, the Company had interest rate derivative transactions with an aggregate notional amount of $4.06 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended March 31,
(Dollars in thousands)		2021	2020
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$31	$(61)

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

As of March 31, 2021, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $69.4 million, including accrued interest. As of March 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $73.1 million which is considered restricted cash. If the Company had breached any of these provisions as of March 31, 2021, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$140,540	$—	$140,540
Trust preferred securities	—	18,436	—	18,436
Agency collateralized mortgage obligations	—	20,196	—	20,196
Agency mortgage-backed securities	—	1,398	—	1,398
Agency debentures	—	8,648	—	8,648
Interest rate swaps	—	103,197	—	103,197
Total financial assets	—	292,415	—	292,415

Financial liabilities:
Interest rate swaps	—	108,935	—	108,935
Total financial liabilities	$—	$108,935	$—	$108,935

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$158,464	$—	$158,464
Trust preferred securities	—	18,087	—	18,087
Agency collateralized mortgage obligations	—	22,089	—	22,089
Agency mortgage-backed securities	—	410,127	—	410,127
Agency debentures	—	8,803	—	8,803
Interest rate swaps	—	144,333	—	144,333
Total financial assets	—	761,903	—	761,903

Financial liabilities:
Interest rate swaps	—	153,433	—	153,433
Total financial liabilities	$—	$153,433	$—	$153,433

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$15,818	$15,818
Other real estate owned	—	—	2,724	2,724
Total assets	$—	$—	$18,542	$18,542

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$7,692	$7,692
Other real estate owned	—	—	2,724	2,724
Total assets	$—	$—	$10,416	$10,416

As of March 31, 2021 and December 31, 2020, the Company recorded $6.9 million and $2.0 million, respectively, of specific reserves to allowance for credit losses on loans and leases as a result of adjusting the fair value of impaired loans.

INDIVIDUALLY EVALUATED LOANS
The Company evaluates individually loans that do not share similar risk characteristics, including non-accrual loans and loans designated as a TDR. Specific allowance for credit losses is measured based on a market approach, discounted cash flow of ongoing operations, discounted at the loan’s original effective interest rate, or a calculation of the fair value of the underlying collateral less estimated selling costs. Our policy is to obtain appraisals on collateral supporting individually evaluated loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and cause us to believe our recoverable value may be less than the independent appraised value. Accordingly, individually evaluated loans are classified as Level 3.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in thousands)	Fair Value	Valuation Techniques (1)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net (2)	$11,506	Collateral	Appraisal value and discount due to salability conditions	19%

Loans measured for impairment, net	$4,312	Market Approach	Market value and discount due to salability conditions	17%

Other real estate owned	$2,724	Collateral	Appraisal value and discount due to salability conditions	12%
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow of ongoing operations if the loan is not collateral dependent.
(2)The collateral which is used in the valuation of these loans is commercial real estate.

	December 31, 2020
(Dollars in thousands)	Fair Value	Valuation Techniques (1)(2)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$7,692	Collateral	Appraisal value and discount due to salability conditions	23%

Other real estate owned	$2,724	Collateral	Appraisal value and discount due to salability conditions	12%
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow of ongoing operations if the loan is not collateral dependent.
(2)The collateral which is used in the valuation of these loans is commercial real estate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes of the carrying amounts and estimated fair values of financial instruments:

		March 31, 2021		December 31, 2020
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$446,484	$446,484	$435,442	$435,442
Debt securities available-for-sale	2	189,218	189,218	617,570	617,570
Debt securities held-to-maturity	2	1,030,572	1,016,287	211,691	214,299
Federal Home Loan Bank stock	2	11,284	11,284	13,284	13,284
Loans and leases held-for-investment, net	3	8,508,538	8,485,923	8,202,788	8,199,922
Accrued interest receivable	2	20,207	20,207	18,783	18,783
Investment management fees receivable, net	2	8,216	8,216	7,935	7,935
Bank owned life insurance	2	72,215	72,215	71,787	71,787
Other real estate owned	3	2,724	2,724	2,724	2,724
Interest rate swaps	2	103,197	103,197	144,333	144,333

Financial liabilities:
Deposits	2	$9,250,019	$9,268,280	$8,489,089	$8,510,799
Borrowings, net	2	345,547	346,165	400,493	402,714
Interest rate swaps	2	108,935	108,935	153,433	153,433

During the three months ended March 31, 2021 and 2020, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2021 and December 31, 2020:

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

[12] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$3,834	$(6,531)	$(2,697)	$2,756	$(1,624)	$1,132
Change in unrealized holding gains (losses)	(954)	1,683	729	(9,422)	(5,874)	(15,296)
Losses (gains) reclassified from other comprehensive income	(1)	642	641	(12)	127	115
Net other comprehensive income (loss)	(955)	2,325	1,370	(9,434)	(5,747)	(15,181)
Balance, end of period	$2,879	$(4,206)	$(1,327)	$(6,678)	$(7,371)	$(14,049)

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

(Dollars in thousands)	March 31, 2021	December 31, 2020
Assets:
Bank	$10,488,361	$9,819,719
Investment management	82,918	86,150
Parent and other	(6,129)	(9,053)
Total assets	$10,565,150	$9,896,816

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$51,992	$—	$—	$51,992	$64,202	$—	$—	$64,202
Interest expense (benefit)	11,839	—	1,497	13,336	29,296	—	(16)	29,280
Net interest income (loss)	40,153	—	(1,497)	38,656	34,906	—	16	34,922
Provision for credit losses	224	—	—	224	2,993	—	—	2,993
Net interest income (loss) after provision for credit losses	39,929	—	(1,497)	38,432	31,913	—	16	31,929
Non-interest income:
Investment management fees	—	9,234	(234)	9,000	—	7,765	(127)	7,638
Net gain (loss) on the sale and call of debt securities	(1)	—	—	(1)	57	—	—	57
Other non-interest income (loss)	4,631	21	—	4,652	5,652	(31)	—	5,621
Total non-interest income (loss)	4,630	9,255	(234)	13,651	5,709	7,734	(127)	13,316
Non-interest expense:
Intangible amortization expense	—	478	—	478	—	502	—	502
Other non-interest expense	22,655	7,442	703	30,800	21,034	6,626	982	28,642
Total non-interest expense	22,655	7,920	703	31,278	21,034	7,128	982	29,144
Income (loss) before tax	21,904	1,335	(2,434)	20,805	16,588	606	(1,093)	16,101
Income tax expense (benefit)	4,729	310	(434)	4,605	3,348	28	(170)	3,206
Net income (loss)	$17,175	$1,025	$(2,000)	$16,200	$13,240	$578	$(923)	$12,895

[15] SUBSEQUENT EVENTS

On April 13, 2021 the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depositary share, on the Company’s Series B Preferred Stock, each of which is payable on July 1, 2021, to preferred shareholders of record as of the close of business on June 15, 2021. The Board also declared a dividend payable of 11 shares of the Company’s Series C Preferred Stock per share, and cash in the amount of $15,438, which is payable on July 1, 2021, to preferred shareholders of record of the Series C Preferred Stock as of the close of business on June 15, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three months ended March 31, 2021. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this quarterly report and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021.

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

General

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company that operates through two reportable segments: Bank and Investment Management. Through TriState Capital Bank, a Pennsylvania chartered bank (the “Bank”), the Bank segment provides commercial banking services to middle-market and financial services businesses and private banking services to high-net-worth individuals and trusts. The Bank segment generates most of its revenue from interest on loans and investments, swap fees, loan fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits and its secondary source of funding is borrowings. The Bank’s largest expenses are interest on these deposits and borrowings, and salaries and related employee benefits. Through Chartwell Investment Partners, LLC, an SEC-registered investment adviser (“Chartwell”), the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through Chartwell TSC Securities Corp., our registered broker/dealer subsidiary (“CTSC Securities”). The Investment Management segment generates its revenue from investment management fees earned on assets under management, and its largest expenses are salaries and related employee benefits.

This discussion and analysis present our financial condition and results of operations on a consolidated basis, except where significant segment disclosures are necessary to better explain the operations of each segment and related variances. In particular, the discussion and analysis of non-interest income and non-interest expense is reported by segment.

We measure our performance primarily through our net income available to common shareholders, earnings per common share (“EPS”) and total revenue (which is a non-GAAP financial measure). Other salient metrics include the ratio of allowance for credit losses on loans and leases to loans and leases; net interest margin; the efficiency ratio of the Bank segment (which is a non-GAAP financial measure); return on average assets; return on average common equity; regulatory leverage and risk-based capital ratios, assets under management and EBITDA of the Investment Management segment (which is a non-GAAP financial measure).

Executive Overview

We are a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market and financial services businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $11.20 billion as of March 31, 2021. CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products that require SEC or Financial Industry Regulatory Authority, Inc. (“FINRA”) licensing.

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

At the onset of the pandemic, we continually assessed its impact on our businesses. The impacts to Chartwell and private banking were relatively short-term in nature given the rapid recovery in equity markets. For commercial banking, we pro-actively conducted outreach to all loan customers to understand the potential impact that COVID-19 could have on their business. We implemented deferral arrangements with some of these customers in accordance with the CARES Act and bank regulatory guidance. The majority of our deferrals have already resumed payment. Only eight loans representing $62.1 million, or 0.7% of total loans have not yet resumed payment at March 31, 2021, which was ahead of our previous forecasts. While this crisis may have substantial impact on many businesses, we have maintained our disciplined approach of focusing primarily on commercial lending opportunities within our four-state Mid-Atlantic region and financial services companies where our team has deep experience and relationships. Additionally, we have worked to keep our commercial loan sizes predominately below our preferred hold level of $10.0 million. The Bank is not a qualified lender or additional lender registered with the Small Business Administration and is not participating in the Paycheck Protection Program, established by the CARES Act.

Performance

For the three months ended March 31, 2021, our net income available to common shareholders was $13.1 million compared to $10.9 million for the same period in 2020, an increase of $2.2 million, or 20.2%. The increase was due to an increase in net interest income of $3.7 million, or 10.7%; an increase in non-interest income of $335,000, or 2.5%; lower provision for loan and lease losses of $2.8 million; partially offset by an increase of $2.1 million, or 7.3%, in non-interest expense; and an increase in preferred stock dividends of $1.1 million.

Our diluted EPS was $0.35 for the three months ended March 31, 2021, compared to $0.38 for the same period in 2020, a decrease of $0.03 per share, or 7.9%. First quarter 2021 results reflect an increase of 3.3 million in diluted shares outstanding and a $1.1 million increase in preferred dividends, compared to prior year results due to the December 30, 2020 private placement of $105 million of common stock, convertible preferred stock and warrants. EPS is computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends accumulated or declared and participation rights in undistributed earnings. For more information on the Company’s calculation of EPS, refer to Note 1, Summary of Significant Accounting Policies and Note 9, Earnings per Common Share, to our unaudited condensed consolidated financial statements.
Net interest income and non-interest income, excluding net gains and losses on the sale of securities, combined to generate total revenue of $52.3 million for the three months ended March 31, 2021, an increase of 8.6% from $48.2 million for the same period in 2020. The increase in total revenue for the three months ended March 31, 2021, was driven largely by higher net interest income due to loan growth and increased investment management fees from Chartwell.

Our annualized net interest margin was 1.59% and 1.84% for the three months ended March 31, 2021 and 2020, respectively. The decrease in net interest margin for the three months ended March 31, 2021, was driven by a decrease of 114 basis points in the yield on loans, partially offset by a decrease of 110 basis points in the cost of interest-bearing liabilities. The decrease in net interest margin for the three months ended March 31, 2021, resulted from the Federal Reserve interest rate cuts in 2020, contributing to lower net interest spread, and higher average balances of lower-earning assets.

The significant reduction in interest rates by the Federal Reserve in response to the COVID-19 pandemic impacted our interest-earning assets and interest-bearing liabilities. Our loans are predominantly variable rate loans. Many are indexed to 1-month LIBOR. At the end of the first quarter 2020, we placed interest rate floors on the majority of our floating rate loans, particularly our private banking loans, and we have continued to implement floors on newly originated loans. As a result, a year into the significant market disruption caused by the pandemic, approximately 50% of total loans have floors that are currently benefiting the Bank compared to their contractual index. While we continue to implement floors on most newly originated loans, we have transitioned our pricing strategy to focus on wider spreads to achieve loan yield and implement lower floor rates to manage our interest rate sensitivity. Our deposits are a combination of fixed-rate time deposits and variable rate deposits, many of which are indexed to the Effective Federal Funds Rate and others that are priced at the Bank’s discretion. The majority of the floating rate deposits were initially repriced in March 2020, in line with the Federal Reserve rate reduction. In addition, we intentionally increased our liquid assets for the express purpose of carrying more on balance sheet liquidity in anticipation of clients’ needs during the pandemic. Even though we continued to reduce our cost of deposits, as well as excess deposit levels, we will continue to carry increased higher levels of liquid assets and these carrying costs resulted in marginally lower returns based on the interest rate environment.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $9.0 million for the three months ended March 31, 2021, as compared to $7.6 million for the same period in 2020. Assets under management were $11.20 billion as of March 31, 2021, an increase of $2.88 billion from March 31, 2020, driven by net inflows of $601.0 million and market appreciation of $2.28 billion.

Another large component of our non-interest income are swap fees at the Bank, which totaled $2.7 million for the three months ended March 31, 2021, as compared to $4.4 million for the same period in 2020. The decrease in swap fees for the three months ended March 31, 2021, was due to a decrease in demand by customers for interest rate protection through swaps given recent movement in the yield curve.

Our annualized ratio of non-interest expense to average assets was 1.24% and 1.47% for the three months ended March 31, 2021 and 2020, respectively. The Bank’s efficiency ratio was 50.59% and 51.86% for the three months ended March 31, 2021 and 2020, respectively. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 10.4%, partially offset by the growth in the Bank’s non-interest expense of 7.7% for the three months ended March 31, 2021.

Our annualized return on average assets (net income to average total assets) was 0.64% and 0.65% for the three months ended March 31, 2021 and 2020, respectively. Our annualized return on average common equity (net income available to common shareholders to average common equity) was 9.06% and 8.59% for the three months ended March 31, 2021 and 2020, respectively.

Our total assets were $10.57 billion as of March 31, 2021, an increase of $668.3 million, or 27.4% on an annualized basis, from December 31, 2020, primarily due to an increase in cash and cash equivalents, growth in our loan and lease portfolio and growth in our investment portfolio. Loans and leases held-for-investment grew by $305.8 million to $8.54 billion as of March 31, 2021, an annualized increase of 15.1%, from December 31, 2020, as a result of growth in our commercial and private banking loan portfolios. Cash and cash equivalents increased $11.0 million, or 10.3% on an annualized basis, to $446.5 million as of March 31, 2021, from December 31, 2020. Total investment securities increased $388.5 million, or 187.0% on an annualized basis to $1.23 billion as of March 31, 2021, from December 31, 2020. Total deposits increased $760.9 million, or 36.4% on an annualized basis, to $9.25 billion as of March 31, 2021, from December 31, 2020. We focus on high quality loan growth and we also aim to increase our assets through cash and cash equivalents as well as adding to our investment portfolio as part of our strategy to build greater on balance sheet liquidity funded through our deposits.

Our ratio of adverse rated credits to total loans declined to 0.60% at March 31, 2021, from 0.62% at December 31, 2020. Our ratio of allowance for credit losses on loans and leases to loans and leases was 0.41% and 0.42% as of March 31, 2021 and December 31, 2020, respectively. We recorded provision for credit losses of $224,000 for the three months ended March 31, 2021, primarily due to an increase in specific reserves due to the addition of two non-accrual loans, partially offset by a decrease in general reserves, compared to provision expense of $3.0 million for the three months ended March 31, 2020.

Our book value per common share increased $0.19 to $17.97 as of March 31, 2021, from $17.78 as of December 31, 2020, largely as a result of an increase in our net income available to common shareholders, partially offset by the issuance of restricted stock during the three months ended March 31, 2021.

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

“Pre-tax, pre-provision net revenue” is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of debt securities and total non-interest expense. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for credit losses on loans and leases and changes in our tax rates and other items that are unrelated to our core business.

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

TRISTATE CAPITAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)

(Dollars in thousands, except per share data)	March 31, 2021	December 31, 2020
Tangible common equity and Tangible book value per common share:
Common shareholders’ equity	$596,043	$580,002
Less: goodwill and intangible assets	63,433	63,911
Tangible common equity (numerator)	$532,610	$516,091
Common shares outstanding (denominator)	33,160,605	32,620,150
Tangible book value per common share	$16.06	$15.82

(Dollars in thousands)	March 31, 2021	December 31, 2020
Tangible common equity ratio excluding private banking channel loans:
Common shareholders' equity	$596,043	$580,002
Less: goodwill and intangible assets	63,433	63,911
Tangible common equity (numerator)	$532,610	$516,091
Total assets	10,565,150	9,896,816
Less: goodwill and intangible assets	63,433	63,911
Tangible assets	$10,501,717	$9,832,905
Tangible common equity ratio	5.07%	5.25%
Less: private banking loans	5,053,621	4,807,800
Tangible assets excluding private banking loans (denominator)	$5,448,096	$5,025,105
Tangible common equity ratio excluding private banking loans	9.78%	10.27%

TRISTATE CAPITAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Total revenue and Pre-tax, pre-provision net revenue:
Net interest income	$38,656	$34,922
Total non-interest income	13,651	13,316
Less: net gain on the sale and call of debt securities	(1)	57
Total revenue	$52,308	$48,181
Less: total non-interest expense	31,278	29,144
Pre-tax, pre-provision net revenue	$21,030	$19,037

BANK SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Bank total revenue:
Net interest income	$40,153	$34,906
Total non-interest income	4,630	5,709
Less: net gain on the sale and call of debt securities	(1)	57
Bank total revenue	$44,784	$40,558

Bank efficiency ratio:
Total non-interest expense (numerator)	$22,655	$21,034
Total revenue (denominator)	$44,784	$40,558
Bank efficiency ratio	50.59%	51.86%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Investment Management EBITDA:
Net income	$1,025	$578
Interest expense	—	—
Income tax expense	310	28
Depreciation expense	103	109
Intangible amortization expense	478	502
EBITDA	$1,916	$1,217

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 73.9% and 72.5% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2021 and 2020.

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Interest income	$51,992	$64,202
Fully taxable equivalent adjustment	7	30
Interest income adjusted	51,999	64,232
Less: interest expense	13,336	29,280
Net interest income adjusted	$38,663	$34,952

Yield on earning assets (1) (2)	2.14%	3.38%
Cost of interest-bearing liabilities (1)	0.62%	1.72%
Net interest spread (1) (2)	1.52%	1.66%
Net interest margin (1) (2)	1.59%	1.84%
(1)Annualized.
(2)Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended March 31, 2021 and 2020. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2021 and 2020.

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$555,427	$158	0.12%	$464,302	$1,363	1.18%
Federal funds sold	10,557	2	0.08%	7,099	20	1.13%
Debt securities available-for-sale	348,835	570	0.66%	281,870	2,044	2.92%
Debt securities held-to-maturity	637,719	1,900	1.21%	201,754	1,488	2.97%
Debt securities trading	315	1	1.29%	230	1	1.75%
FHLB stock	11,551	182	6.39%	20,179	398	7.93%
Total loans and leases	8,276,059	49,186	2.41%	6,672,692	58,918	3.55%
Total interest-earning assets	9,840,463	51,999	2.14%	7,648,126	64,232	3.38%
Other assets	375,418			312,447
Total assets	$10,215,881			$7,960,573

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$3,065,983	$2,793	0.37%	$1,473,614	$5,214	1.42%
Money market deposit accounts	4,345,454	5,964	0.56%	3,548,965	14,655	1.66%
Certificates of deposit	1,012,861	1,997	0.80%	1,383,036	7,375	2.14%
Borrowings:
FHLB borrowings	253,889	1,072	1.71%	421,923	2,035	1.94%
Line of credit borrowings	4,589	55	4.86%	1,484	1	0.27%
Subordinated notes payable, net	95,511	1,455	6.18%	—	—	—%
Total interest-bearing liabilities	8,778,287	13,336	0.62%	6,829,022	29,280	1.72%
Noninterest-bearing deposits	424,535			350,086
Other liabilities	247,659			153,207
Shareholders’ equity	765,400			628,258
Total liabilities and shareholders’ equity	$10,215,881			$7,960,573

Net interest income (1)		$38,663			$34,952
Net interest spread (1)			1.52%			1.66%
Net interest margin (1)			1.59%			1.84%
(1)Calculated on a fully taxable equivalent basis.
(2)Annualized.

Net Interest Income for the Three Months Ended March 31, 2021 and 2020. Net interest income, calculated on a fully taxable equivalent basis, increased $3.7 million, or 10.6%, to $38.7 million for the three months ended March 31, 2021, from $35.0 million for the same period in 2020. This increase in net interest income for the three months ended March 31, 2021 was primarily attributable to a decrease of $15.9 million, or 54.5%, in interest expense, partially offset by a decrease of $12.2 million, or 19.0%, in interest income. Net interest margin was 1.59% for the three months ended March 31, 2021, compared to 1.84% for the same period in 2020, driven by a lower yield on our loan portfolio, partially offset by a lower cost of funds. Our compressed net interest margin for the three months ended March 31, 2021, resulted from the Federal Reserve interest rate cuts in 2020, contributing to lower net interest spread, and higher average balances of lower-earning assets.

The decrease in interest income on interest-earning assets was primarily the result of a decrease of 114 basis points in yield on our loans, partially offset by an increase in average total loans, which are our primary earning assets, of $1.60 billion, or 24.0% for the three months ended March 31, 2021, compared to the same period in 2020. The most significant factor driving the yield on our loan portfolio was the impact of the decrease to the Federal Reserve’s target federal funds rate on our floating-rate loans. The change in yield is also attributable to an increased portion of our portfolio comprised of our lower-risk, lower-yielding marketable securities backed private banking loans. The overall yield on interest-earning assets declined 124 basis points to 2.14% for the three months ended March 31, 2021, as compared to 3.38% for the same period in 2020, primarily due to the lower loan yields. Our loans are predominantly variable rate loans indexed to 1-month LIBOR.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 110 basis points in the average rate paid on our interest-bearing liabilities, partially offset by an increase of $1.95 billion, or 28.5%, in average interest-bearing liabilities for the three months ended March 31, 2021, compared to the same period in 2020. The decrease in average rate paid on our interest-bearing liabilities reflected decreases in rates paid in all deposit categories and our FHLB borrowings, which was largely driven by the impact of the decrease to the Federal Reserve’s target federal funds rate on our variable-rate liabilities. The change in expense is also a result of our increased on-balance sheet liquidity. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.59 billion in average interest-bearing checking accounts and an increase of $796.5 million in average money market deposit accounts, partially offset by a decrease of $370.2 million in average certificates of deposit.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended March 31, 2021, compared to the same period in 2020. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2021 over 2020
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(1,424)	$219	$(1,205)
Federal funds sold	(24)	6	(18)
Debt securities available-for-sale	(1,862)	388	(1,474)
Debt securities held-to-maturity	(1,278)	1,690	412
FHLB stock	(67)	(149)	(216)
Total loans	(21,536)	11,804	(9,732)
Total increase (decrease) in interest income	(26,191)	13,958	(12,233)

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(5,512)	3,091	(2,421)
Money market deposit accounts	(11,358)	2,667	(8,691)
Certificates of deposit	(3,768)	(1,610)	(5,378)
Borrowings:
FHLB borrowings	(216)	(747)	(963)
Line of credit borrowings	48	6	54
Subordinated notes payable, net	—	1,455	1,455
Total increase (decrease) in interest expense	(20,806)	4,862	(15,944)
Total increase (decrease) in net interest income	$(5,385)	$9,096	$3,711
(1)The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses on Loans and Leases

The provision for credit losses on loans and leases represent our determination of the amount necessary to be recorded against the current period’s earnings to maintain the allowance for credit loss at a level that is consistent with management’s assessment of credit losses in the loan and lease portfolio at a specific point in time under the methodology required by CECL. Results for the three months ended March 31, 2021, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. For additional information regarding our allowance for credit losses on loans and leases, see “Allowance for Credit Losses on Loans and Leases.”

Provision for Credit Losses on Loans and Leases for the Three Months Ended March 31, 2021 and 2020. We recorded provision expense for loan and lease losses of $224,000 for the three months ended March 31, 2021, compared to $3.0 million for the three months ended March 31, 2020. The provision expense for credit losses on loans and leases for the three months ended March 31, 2021, was comprised of a decrease in general reserves of $4.9 million largely due to adjustments to the qualitative risk factors related to consensus forecasts of an economic recovery and reductions in modeled losses, and a net increase of $4.9 million in specific reserves on non-performing loans, largely driven by two new non-accrual loans and a charge-off of $199,000, all in our commercial loan portfolio.

The provision expense for loan and lease losses for the three months ended March 31, 2020, was comprised of an increase in general reserves of $3.2 million largely due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic, partially offset by recoveries of $203,000 in our commercial loan portfolio.

Non-Interest Income

Non-interest income is an important component of our total revenue and is comprised largely of investment management fees from Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. The information provided in the table below under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,234	$(234)	$9,000	$—	$7,765	$(127)	$7,638
Service charges on deposits	316	—	—	316	213	—	—	213
Net gain (loss) on the sale and call of debt securities	(1)	—	—	(1)	57	—	—	57
Swap fees	2,711	—	—	2,711	4,373	—	—	4,373
Commitment and other loan fees	326	—	—	326	419	—	—	419
Other income (1)	1,278	21	—	1,299	647	(31)	—	616
Total non-interest income	$4,630	$9,255	$(234)	$13,651	$5,709	$7,734	$(127)	$13,316
(1)Other income largely includes items such as income from BOLI, change in fair value on swaps, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Three Months Ended March 31, 2021 and 2020. Our non-interest income was $13.7 million for the three months ended March 31, 2021, an increase of $335,000, or 2.5%, from $13.3 million for the same period in 2020. This increase was primarily related to an increase in investment management fees and other income, partially offset by a decrease in swap fees, as follows:

Bank Segment:

•Swap fees decreased $1.7 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a decrease in demand by customers for interest rate protection through swaps given recent movement in the yield curve. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is customer demand for long-term interest rate protection in the current interest rate environment.

•Other income increased $631,000 for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an early payoff of a customer’s equipment lease and resulting gain on the sale of leased equipment within our commercial banking portfolio.

Investment Management Segment:

•Investment management fees increased $1.5 million for the three months ended March 31, 2021, compared to the same period in 2020, due to a higher weighted average fee rate and higher assets under management. The weighted average fee rate was 0.35% for the three months ended March 31, 2021, compared to 0.34% for the three months ended March 31, 2020. Assets under management were $11.20 billion as of March 31, 2021, an increase of $2.88 billion from March 31, 2020.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$14,194	$5,448	$279	$19,921	$12,392	$4,768	$286	$17,446
Premises and equipment expense	1,035	371	—	1,406	992	394	—	1,386
Professional fees	1,098	171	55	1,324	889	106	475	1,470
FDIC insurance expense	1,125	—	—	1,125	2,170	—	—	2,170
General insurance expense	228	70	—	298	194	68	—	262
State capital shares tax	650	—	—	650	383	—	—	383
Travel and entertainment expense	417	24	—	441	670	194	—	864
Technology and data services	2,300	800	—	3,100	1,607	697	—	2,304
Intangible amortization expense	—	478	—	478	—	502	—	502
Marketing and advertising	394	290	—	684	382	231	—	613
Other operating expenses (1)	1,214	268	369	1,851	1,355	168	221	1,744
Total non-interest expense	$22,655	$7,920	$703	$31,278	$21,034	$7,128	$982	$29,144

Full-time equivalent employees (2)	270	52	—	322	225	57	—	282

(1)Other operating expenses include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses, provision for unfunded commitments and other general operating expenses.
(2)Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Three Months Ended March 31, 2021 and 2020. Our non-interest expense for the three months ended March 31, 2021, increased $2.1 million, or 7.3%, as compared to the same period in 2020, which included a $1.6 million increase in expenses of the Bank segment and a $792,000 increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•The Bank’s compensation and employee benefits costs for the three months ended March 31, 2021, increased by $1.8 million compared to the same period in 2020, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses. These increases are a result of our investment in talent to support scalable growth and client experience.

•FDIC insurance expense for the three months ended March 31, 2021 decreased $1.0 million compared to the same period in 2020, due to a lower assessment rate as the Bank, having exceeded $10 billion in assets, began to quality for the FDIC’s large bank assessment rate.

•Technology and data services for the three months ended March 31, 2021, increased $693,000 compared to the same period in 2020, primarily due to increased software licensing fees and software depreciation expense as a result of our enhancements in technology and product innovation to support scalable growth.

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the three months ended March 31, 2021, increased by $680,000 compared to the same period in 2020, primarily due to an increase in variable incentive compensation expense as a function of increased revenue, and an increase in stock-based compensation expense.

•Travel and entertainment expense for the three months ended March 31, 2021 decreased by $170,000 compared to the same period in 2020, primarily due to decreased travel and events as a result of the COVID-19 pandemic.

•Technology and data services for the three months ended March 31, 2021 increased by $103,000 compared to the same period in 2020, primarily due to investments in technology.

•Other operating expenses for the three months ended March 31, 2021, increased by $100,000 compared to the same period in 2020, primarily due to higher mutual fund platform distribution expenses.

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

Income Taxes for the Three Months Ended March 31, 2021 and 2020. For the three months ended March 31, 2021, we recognized income tax expense of $4.6 million, or 22.1% of income before tax, as compared to income tax expense of $3.2 million, or 19.9% of income before tax, for the same period in 2020. Our effective tax rate of 22.1% for the three months ended March 31, 2021, increased compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2021 compared to 2020.

Financial Condition

Our total assets as of March 31, 2021, were $10.57 billion, an increase of $668.3 million, or 27.4% on an annualized basis, from December 31, 2020, driven primarily by growth in our loan and investment portfolio. As of March 31, 2021, our loan portfolio totaled $8.54 billion, an increase of $305.8 million, or 15.1% on an annualized basis, from December 31, 2020. Total investment securities increased $388.5 million, or 187.0% on an annualized basis, to $1.23 billion as of March 31, 2021, from December 31, 2020. We focus on high quality loan growth and we aim to increase our assets through adding to our investment portfolio as part of our strategy to build greater on balance sheet liquidity, funded through our deposits.

As of March 31, 2021, our total deposits were $9.25 billion, an increase of $760.9 million, or 36.4% annualized, from December 31, 2020. Net borrowings decreased $54.9 million to $345.5 million as of March 31, 2021, from December 31, 2020. Our shareholders’ equity increased $17.1 million to $774.3 million as of March 31, 2021, from December 31, 2020, primarily due to net income of $16.2 million and $2.6 million in stock-based compensation and an increase of $1.4 million in accumulated other comprehensive income, partially offset by preferred stock dividends paid of $2.0 million, and the purchase of $1.5 million in treasury stock related to the net settlement of equity awards exercised or vested.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of March 31, 2021, 94.5% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$5,053,621	59.2%	$4,807,800	58.4%
Middle-market banking loans:
Commercial and industrial	1,249,208	14.6%	1,274,152	15.5%
Commercial real estate	2,240,353	26.2%	2,155,466	26.1%
Total middle-market banking loans	3,489,561	40.8%	3,429,618	41.6%
Loans and leases held-for-investment	$8,543,182	100.0%	$8,237,418	100.0%

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $305.8 million, or 15.1% on an annualized basis, to $8.54 billion as of March 31, 2021, from December 31, 2020. Our growth for the three months ended March 31, 2021, was comprised of an increase in private banking loans of $245.8 million and an increase in commercial real estate loans of $84.9 million, partially offset by a decrease in commercial and industrial loans and leases of $24.9 million.

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

As of March 31, 2021, $4.97 billion, or 98.4%, of our private banking loans were secured by cash, marketable securities and/or cash value life insurance as compared to $4.74 billion, or 98.6%, as of December 31, 2020. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our banking business. We believe we have strong competitive advantages in this line of business given our robust distribution channel relationships and proprietary technology. These loans usually have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities and/or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$4,972,740	$4,738,594
Secured by real estate	43,640	45,014
Other	37,241	24,192
Total private banking loans	$5,053,621	$4,807,800

As of March 31, 2021, there were $4.99 billion of total private banking loans with a floating interest rate and $68.0 million with a fixed interest rate, compared to $4.73 billion and $77.1 million, respectively, as of December 31, 2020.

Commercial Banking - Commercial and Industrial Loans and Leases. Our commercial and industrial loan and lease portfolio primarily includes loans and equipment leases made to financial and other service companies or manufacturers generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases, except for certain commercial loans that are secured by marketable securities.

As of March 31, 2021, there were $949.6 million of total commercial and industrial loans with a floating interest rate and $299.6 million with a fixed interest rate, compared to $966.6 million and $307.6 million, respectively, as of December 31, 2020.

Commercial Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $218.9 million and $220.8 million of owner-occupied commercial real estate loans as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, there were $2.14 billion of total commercial real estate loans with a floating interest rate and $105.1 million with a fixed interest rate, as compared to $2.03 billion and $123.3 million, respectively, as of December 31, 2020.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	March 31, 2021
(Dollars in thousands)	Due on Demand	One Year or Less	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$4,800,251	$43,702	$108,622	$101,046	$5,053,621
Commercial and industrial	6,345	374,068	695,878	172,917	1,249,208
Commercial real estate	—	406,362	847,095	986,896	2,240,353
Loans and leases held-for-investment	$4,806,596	$824,132	$1,651,595	$1,260,859	$8,543,182

Interest rate sensitivity:
Fixed interest rates	$47,241	$33,929	$214,292	$177,199	$472,661
Floating or adjustable interest rates	4,759,355	790,203	1,437,303	1,083,660	8,070,521
Loans and leases held-for-investment	$4,806,596	$824,132	$1,651,595	$1,260,859	$8,543,182

Interest Reserve Loans

As of March 31, 2021, loans with interest reserves totaled $428.1 million, which represented 5.0% of loans and leases held-for-investment, compared to $389.1 million, or 4.7%, as of December 31, 2020. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the project budget and schedule for completion, the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.

Allowance for Credit Losses on Loans and Leases

Our allowance for credit losses on loans and leases represent our current estimate of expected credit losses in the loan and lease portfolio at a specific point in time. This estimate includes credit losses associated with individually evaluated loans and leases that do not share similar risk characteristics. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans and lease are charged off or when the current estimate of expected credit losses in of any of the three loan portfolios decreases. Results for the three months ended March 31, 2021, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 1, Summary of Significant Accounting Policies and Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements for more details on the Company’s allowance for credit losses on loans and leases.

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
General reserves	$27,735	$32,642
Specific reserves	6,909	1,988
Total allowance for credit losses on loans and leases	$34,644	$34,630
Allowance for credit losses on loans and leases to loans and leases	0.41%	0.42%

As of March 31, 2021, we had specific reserves totaling $6.9 million related to impaired loans with an aggregated total outstanding balance of $22.7 million. As of December 31, 2020, we had specific reserves totaling $2.0 million related to impaired loans with an aggregated total outstanding balance of $9.7 million. These loans were on non-accrual status as of March 31, 2021 and December 31, 2020, respectively.

The following table summarizes allowance for credit losses on loans and leases and the percentage of loans and leases by category, as of the dates indicated:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Reserve	Percent of Loans and Leases	Reserve	Percent of Loans and Leases
Private banking	$1,767	59.2%	$2,047	58.4%
Commercial and industrial	8,156	14.6%	5,254	15.5%
Commercial real estate	24,721	26.2%	27,329	26.1%
Total allowance for credit losses on loans and leases	$34,644	100.0%	$34,630	100.0%

Allowance for Credit Losses on Loans and Leases as of March 31, 2021 and December 31, 2020. Our allowance for credit losses on loans and leases was $34.6 million, or 0.41% of loans as of March 31, 2021, compared to $34.6 million, or 0.42% of loans, as of December 31, 2020. Our allowance for credit losses on loans and leases decreased to 0.99% of commercial loans (excluding private banking loans primarily collateralized by liquid, marketable securities) as of March 31, 2021, compared to 1.0% of commercial loans as of December 31, 2020. Our allowance for credit losses remained relatively flat from December 31, 2020, driven by a decrease of $4.9 million in general reserves, offset by an increase of $4.9 million in specific reserves. Our allowance for credit losses related to private banking loans decreased $280,000 from December 31, 2020 to March 31, 2021. Our allowance for credit losses related to commercial and industrial loans increased $2.9 million from December 31, 2020 to March 31, 2021, which was attributable to higher specific reserves due to the addition of two non-accrual loans, partially offset by a decrease in general reserves. Our allowance for credit losses related to commercial real estate loans decreased by $2.6 million from December 31, 2020 to March 31, 2021, due to decreased general reserves. The decrease in general reserves in all loan categories was primarily driven by qualitative adjustments in the model related to assumptions around economic recovery and modeled loss forecasts. We applied a management overlay to our allowance for credit loss model to provide a reserve level that supports management’s best estimate of current expected credit losses within the loan portfolio. The management overlay includes scenarios with near-term economic stress and other factors based upon management judgement. The consensus forecast within our model provided for a greater reserve release based on optimism around the economic environment and loss forecasts, which we believe may be an overreaction to the early onset of historically high level and rate of changes in the forecast and transactional values within commercial asset types. We would only release reserves to the extent suggested by our model if there is a sustained trend in the economic recovery data and continued progress overcoming the COVID-19 pandemic.

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

The following table provides an analysis of the allowance for credit losses on loans and leases, charge-offs, recoveries and provision for credit losses on loans and leases for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning balance	$34,630	$14,108
Charge-offs:
Private banking	—	—
Commercial and industrial	—	—
Commercial real estate	(199)	—
Total charge-offs	(199)	—
Recoveries:
Private banking	—	—
Commercial and industrial	—	—
Commercial real estate	—	203
Total recoveries	—	203
Net recoveries (charge-offs)	(199)	203
Provision for credit losses on loans and leases	213	2,993
Ending balance	$34,644	$17,304

Net loan charge-offs (recoveries) to average total loans and leases, annualized	0.01%	(0.01)%
Provision for credit losses on loans and leases to average total loans and leases, annualized	0.01%	0.18%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of March 31, 2021 and December 31, 2020, and there was no interest income recognized on loans while on non-accrual status for the three months ended March 31, 2021 and 2020. As of March 31, 2021, non-performing loans were $22.7 million, or 0.27% of total loans, compared to $9.7 million, or 0.12% of total loans, as of December 31, 2020. We had specific reserves of $6.9 million and $2.0 million as of March 31, 2021 and December 31, 2020, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 69.4% and 79.2% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of March 31, 2021 and December 31, 2020, respectively.

For additional information on our non-performing loans as of March 31, 2021 and December 31, 2020, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

In response to the COVID-19 pandemic and its economic impact on our customers, we implemented a short-term loan modification program in compliance with the CARES Act and applicable regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19. As of March 31, 2021, only eight loans representing $62.1 million, or 0.7% of loans, were still in deferral status. Under the applicable guidance, these loan modifications were not considered TDRs. These loans that are still in deferral status are in our commercial real estate loan portfolio primarily secured by office, retail, hotel properties or multifamily properties.

We had non-performing assets of $25.5 million, or 0.24% of total assets, as of March 31, 2021, as compared to $12.4 million, or 0.13% of total assets, as of December 31, 2020. The increase in non-performing assets was primarily due to the addition of new non-

performing loans of $13.1 million. As of March 31, 2021 and December 31, 2020, we had OREO properties totaling $2.7 million and $2.7 million, respectively.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Non-performing loans:
Private banking	$—	$—
Commercial and industrial	9,083	458
Commercial real estate	13,644	9,222
Total non-performing loans	$22,727	$9,680
Other real estate owned	2,724	2,724
Total non-performing assets	$25,451	$12,404

Non-performing troubled debt restructured loans	$7,349	$2,926
Non-performing loans to total loans	0.27%	0.12%
Allowance for credit losses on loans and leases to non-performing loans	152.44%	357.75%
Non-performing assets to total assets	0.24%	0.13%

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

For additional information on the age analysis of past due loans segregated by class of loan for March 31, 2021 and December 31, 2020, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the amortized cost basis of loans by credit quality indicator for March 31, 2021 and December 31, 2020, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

As of March 31, 2021 and December 31, 2020, we reported debt securities in available-for-sale and held-to-maturity categories. In general, fair value is based on quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties on a quarterly basis by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale, and trading securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds and single-issuer trust preferred securities, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities, U.S. treasury notes and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of March 31, 2021, was approximately 4.3, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our ALCO reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $189.2 million and $617.6 million in debt securities available-for-sale as of March 31, 2021 and December 31, 2020, respectively. The decrease of $428.4 million was primarily attributable to the transfer of $480.8 million fair value of agency mortgage-backed securities to held-to-maturity designation, and purchases of $82.8 million, net of prepayments, calls and maturities of $28.5 million during the three months ended March 31, 2021.

On a fair value basis, 76.3% of our available-for-sale debt securities as of March 31, 2021, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2020, floating-rate securities comprised 23.8% of our available-for-sale debt securities.

On a fair value basis, 16.0% of our available-for-sale debt securities as of March 31, 2021, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2020, agency securities comprised 71.4% of our available-for-sale debt securities. The decrease was due to the transfer of the agency mortgage-backed securities to held-to-maturity designation.

Held-to-Maturity Debt Securities. We held $1.03 billion and $211.8 million in debt securities held-to-maturity as of March 31, 2021 and December 31, 2020, respectively. The increase of $818.9 million was primarily attributable to the transfer of $480.8 million of previously designated available-for-sale agency mortgage-backed securities to held-to-maturity designation, purchases of $389.1 million for certain securities, net of calls and maturities of $48.5 million, during the three months ended March 31, 2021. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of March 31, 2021 and December 31, 2020.

Trading Debt Securities. We held no trading debt securities as of March 31, 2021 and December 31, 2020.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	139,996	1,059	515	—	140,540
Trust preferred securities	18,264	302	130	—	18,436
Agency collateralized mortgage obligations	20,119	77	—	—	20,196
Agency mortgage-backed securities	1,356	43	1	—	1,398
Agency debentures	8,015	633	—	—	8,648
Total debt securities available-for-sale	$187,750	$2,114	$646	$—	$189,218
(1)Available-for-sale securities are recorded on the consolidated statements of financial condition at estimated fair value, net of allowance for credit losses, if applicable.

	March 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$30,671	$707	$10	$31,368	$55
Agency debentures	77,823	585	584	77,824	—
Municipal bonds	5,034	15	—	5,049	—
Residential mortgage-backed securities	257,782	54	2,530	255,306	105
Agency mortgage-backed securities	620,395	553	11,769	609,179	—
U.S. treasury notes	39,027	—	1,466	37,561	—
Total debt securities held-to-maturity	$1,030,732	$1,914	$16,359	$1,016,287	$160
(1)Held-to-maturity securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$157,452	$1,538	$526	$—	$158,464
Trust preferred securities	18,228	57	198	—	18,087
Agency collateralized mortgage obligations	22,058	36	5	—	22,089
Agency mortgage-backed securities	406,741	3,595	209	—	410,127
Agency debentures	8,013	790	—	—	8,803
Total debt securities available-for-sale	612,492	6,016	938	—	617,570
(1)Available-for-sale securities are recorded on the statement of financial condition at estimated fair value, net of allowance for credit losses, if applicable.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	28,672	566	1	29,237	79
Agency debentures	48,130	1,051	—	49,181	—
Municipal bonds	6,577	45	—	6,622	—
Residential mortgage-backed securities	124,152	237	217	124,172	70
Agency mortgage-backed securities	4,309	778	—	5,087	—
Total debt securities held-to-maturity	211,840	2,677	218	214,299	149
(1)Held-to-maturity securities are recorded on the statement of financial condition at amortized cost, net of allowance for credit losses.

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations, agency mortgage-backed securities, and U.S. treasury notes are primarily the result of interest rate fluctuations. To assess for credit impairment, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. The most recent assessment for credit impairment did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, no allowance for credit losses has been recognized on debt securities available-for-sale in an unrealized loss position.

Debt securities available-for-sale of $2.3 million as of March 31, 2021, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $125.8 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of March 31, 2021, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	March 31, 2021
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$12,019	1.10%	$74,454	1.03%	$54,067	1.28%	$—	—%	$140,540	1.14%
Trust preferred securities	—	—%	—	—%	9,666	2.09%	8,770	1.95%	18,436	2.02%
Agency collateralized mortgage obligations	—	—%	—	—%	—	—%	20,196	0.54%	20,196	0.54%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	1,398	2.09%	1,398	2.09%
Agency debentures	—	—%	—	—%	—	—%	8,648	3.01%	8,648	3.01%
Total debt securities available-for-sale	12,019		74,454		63,733		39,012		189,218
Weighted average yield		1.10%		1.03%		1.40%		1.43%		1.24%
Debt securities held-to-maturity:
Corporate bonds	—	—%	11,812	5.21%	19,556	5.15%	—	—%	31,368	5.17%
Agency debentures	—	—%	—	—%	69,418	1.65%	8,406	3.09%	77,824	1.80%
Municipal bonds	2,175	3.03%	2,874	3.07%	—	—%	—	—%	5,049	3.05%
Residential mortgage-backed securities	—	—%	—	—%	—	—%	255,306	2.04%	255,306	2.04%
Agency mortgage-backed securities	—	—%	—	—%	20,035	1.66%	589,144	1.83%	609,179	1.82%
U.S. treasury notes	—	—%	—	—%	37,561	1.33%	—	—%	37,561	1.33%
Total debt securities held-to-maturity	2,175		14,686		146,570		852,856		1,016,287
Weighted average yield		3.03%		4.78%		2.02%		1.90%		1.96%
Total debt securities	$14,194		$89,140		$210,303		$891,868		$1,205,505
Weighted average yield		1.39%		1.64%		1.84%		1.88%		1.85%

For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Chartwell’s total assets under management of $11.20 billion increased $940.0 million, or 9.2%, as of March 31, 2021, from $10.26 billion as of December 31, 2020.

The following table shows the changes of our assets under management by investment style for the three months ended March 31, 2021.

	Three Months Ended March 31, 2021
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$4,042,000	$165,000	$(264,000)	$446,000	$4,389,000
Fixed income investment styles	5,663,000	779,000	(134,000)	(27,000)	6,281,000
Balanced investment styles	558,000	12,000	(51,000)	14,000	533,000
Total assets under management	$10,263,000	$956,000	$(449,000)	$433,000	$11,203,000
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

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $1.82 billion as of March 31, 2021, an increase of $357.4 million, or 24.5%, from December 31, 2020.

The table below depicts average balances of, and rates paid on, our deposit portfolio by deposit type for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$3,065,983	0.37%	$1,473,614	1.42%
Money market deposit accounts	4,345,454	0.56%	3,548,965	1.66%
Certificates of deposit	1,012,861	0.80%	1,383,036	2.14%
Total average interest-bearing deposits	8,424,298	0.52%	6,405,615	1.71%
Noninterest-bearing deposits	424,535	—	350,086	—
Total average deposits	$8,848,833	0.49%	$6,755,701	1.62%
(1) Annualized

Average Deposits for the Three Months Ended March 31, 2021 and 2020. For the three months ended March 31, 2021, our average total deposits were $8.85 billion, representing an increase of $2.09 billion, or 31.0%, from the same period in 2020. The average deposit growth was driven by increases in our interest-bearing checking account, money market deposit account and noninterest-bearing deposit account categories. Our average cost of interest-bearing deposits decreased 119 basis points to 0.52% for the three months ended March 31, 2021, from 1.71% for the same period in 2020, as average rates paid were lower in all interest-bearing deposit categories, driven by the decrease in the Federal Reserve’s target federal funds rate in 2020, which impacted our variable-rate deposits. Average interest-bearing checking accounts increased to 36.4% of total average interest-bearing deposits for the three months ended March 31, 2021, compared to 23.0% for the same period in 2020. Average money market deposits decreased to 51.6% of total average interest-bearing deposits for the three months ended March 31, 2021, from 55.4% for the same period in 2020. Average certificates of deposit decreased to 12.0% of total average interest-bearing deposits for the three months ended March 31, 2021, compared to 21.6% for the same period in 2020. Average noninterest-bearing deposits increased 21.3%, in the three months ended March 31, 2021, from the three months ended March 31, 2020, and the average cost of total deposits decreased 113 basis points to 0.49% for the three months ended March 31, 2021, from 1.62% for the same period in 2020. We focus on high quality loan growth and we aim to increase our assets through cash and cash equivalents as well as adding to our investment portfolio as part of our strategy to build greater on balance sheet liquidity funded through our deposits.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of March 31, 2021.

(Dollars in thousands)	March 31, 2021
Months to maturity:
Three months or less	$291,609
Over three to six months	271,583
Over six to 12 months	170,592
Over 12 months	141,253
Total	$875,037

Reciprocal and Brokered Deposits

As of March 31, 2021, we consider approximately 92% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of March 31, 2021, the Bank had CDARS® and ICS® reciprocal deposits totaling $1.82 billion, which were classified as non-brokered deposits. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances. As of March 31, 2021, brokered deposits were approximately 8% of total deposits. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

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

The following table presents certain information with respect to our outstanding borrowings, as of March 31, 2021 and December 31, 2020.

	March 31, 2021					December 31, 2020
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term
FHLB borrowings	$250,000	0.35%	$250,000	$253,889	12 months	$300,000	0.35%	$480,000	$330,314	12 months
Line of credit borrowings	—	—%	5,200	4,589	12 months	5,000	4.25%	30,000	6,243	12 months
Subordinated notes payable	97,500	5.75%	97,500	97,500	10 years	97,500	5.75%	97,500	60,246	10 years
Total borrowings outstanding	$347,500	1.87%	$352,700	$355,978		$402,500	1.71%	$607,500	$396,803

In 2020, the Company completed underwritten public offerings of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes qualify under federal regulatory rules as Tier 2 capital for the holding company.

The Company previously entered into cash flow hedge transactions to establish the interest rate paid on $250.0 million of its FHLB borrowings at varying effective rates and maturities. For additional information on the detail of each cash flow hedge transaction, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of March 31, 2021, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of March 31, 2021, our primary liquidity needs at the parent company level were the quarterly dividends on our preferred stock, interest payments on our other borrowings and share repurchases related to the net settlement of equity awards exercised or vested. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the three months ended March 31, 2021, the parent company paid $3.1 million related to our preferred stock dividends, $1.5 million in purchase of treasury shares in connection with the net settlement of equity awards exercised or vested, and $54,000 related to interest payments on our other borrowings. During the three months ended March 31, 2020, the parent company paid $5.1 million related to our share repurchase program and stock cancellation program and $2.0 million related to our preferred stock dividends. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of March 31, 2021. In addition, the holding company maintains an unsecured line of credit with Huntington National Bank. As of March 31, 2021, the unsecured line was $75.0 million of which the full amount was available for borrowing.

Our primary goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments or arrangements, and the ability to take advantage of new business opportunities. Our ALCO, which includes members of executive management, has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, well capitalized regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity stress conditions. The ALCO is designated as the body responsible for the monitoring and implementation of these policies. The ALCO reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

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

Our strong liquidity position is due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 87.6% and 85.8% as of March 31, 2021 and December 31, 2020, respectively. Our ratio of average deposits to average assets increased to 86.6% for the three months ended March 31, 2021, from 84.9% for the same period in 2020. As of March 31, 2021, we had available liquidity of $2.20 billion, or 20.8% of total assets. These sources consisted of available cash totaling $360.8 million, unpledged investment securities totaling $1.04 billion, or 9.9% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $793.6 million, or 7.5% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Available cash	$360,758	$271,090
Certain unpledged debt securities	1,041,043	793,658
Net borrowing capacity	793,578	704,082
Total liquidity	$2,195,379	$1,768,830

For the three months ended March 31, 2021, we generated $10.2 million of cash from operating activities, compared to $4.3 million for the same period in 2020. This change in cash flow was the result of an increase in net income of $3.3 million for the three months ended March 31, 2021, partially offset by changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $702.1 million for the three months ended March 31, 2021, as compared to a net cash outflow of $514.2 million for the same period in 2020. The outflows for the three months ended March 31, 2021, were primarily due to net loan growth of $306.0 million and purchases of investment securities totaling $471.9 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $77.1 million. The outflows for the three months ended March 31, 2020, included net loan growth of $380.4 million and purchases of investment securities totaling $311.9 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $176.3 million.

Financing activities resulted in a net inflow of $702.9 million for the three months ended March 31, 2021, compared to a net inflow of $1.12 billion for the same period in 2020. The inflows for the three months ended March 31, 2021, were primarily a result of a net increase in deposits of $760.9 million, partially offset by a net decrease in FHLB borrowings of $50.0 million. The inflows for the three months ended March 31, 2020, included a net increase in deposits of $1.15 billion and a net increase of $30.0 million in line of credit borrowings, partially offset by a net decrease in FHLB borrowings of $55.0 million.

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

Shareholders’ Equity. Shareholders’ equity was $774.3 million as of March 31, 2021, compared to $757.1 million as of December 31, 2020. The $17.1 million increase during the three months ended March 31, 2021, was primarily attributable to net income of $16.2 million, $2.6 million in stock-based compensation and $1.4 million in accumulated other comprehensive income, partially offset by preferred stock dividends of $2.0 million and the purchase of $1.5 million in treasury stock related to the net settlement of equity awards exercised or vested.

On December 30, 2020, the Company completed the private placement of securities pursuant to an Investment Agreement, dated October 10, 2020 and amended December 9, 2020, with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. Pursuant to the Investment Agreement, the Company sold to T-VIII PubOpps (i) 2,770,083 shares of voting common stock for $40.0 million, (ii) 650 shares of Series C Preferred Stock for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of voting common stock or a future series of non-voting common stock at an exercise price of $17.50 per share. After two years, the Series C Preferred Stock is convertible into shares of a future series of non-voting common stock or, when transferred under certain limited circumstances to a holder other than an affiliate of Stone Point Capital LLC, voting common stock, at a price of $13.75 per share. The Series C Preferred Stock has a liquidation preference of $100,000 per share, and is entitled to receive, when, as and if declared by the board of directors of the Company, dividends at a rate of 6.75% per annum for each quarterly dividend period, payable in arrears in cash or additional shares of Series C Preferred Stock. The Company does not have redemption rights with respect to the Series C Preferred Stock.

The Company received gross proceeds of $105.0 million at the closing of the private placement, and may receive up to an additional $16.1 million if the warrants are exercised in full. The net proceeds were recorded to shareholders’ equity at December 31, 2020, and allocated to the three equity instruments issued using the relative fair value method applied to the common stock, and the preferred stock, and to the warrants issued which were recorded to additional paid-in capital. The net proceeds constitute Tier 1 capital for the holding company under federal regulatory capital rules.

In May 2019, the Company completed a registered, underwritten public offering of 3,220,000 depositary shares, each representing a 1/40th interest in a share of its 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the

“Series B Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $77.6 million from the offering, after deducting underwriting discounts, commissions and direct offering expenses. Our Series B Preferred Stock constitutes Tier 1 capital for the holding company under federal regulatory capital rules.

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

In March 2018, the Company completed a registered, underwritten public offering of 1,610,000 depositary shares, each representing a 1/40th interest in a share of its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”), with a liquidation preference of $1,000 per share (equivalent to $25 per depository share). The Company received net proceeds of $38.5 million from the offering, after deducting underwriting discounts, commissions and direct offering expenses. Our Series A Preferred Stock constitutes Tier 1 capital for the holding company under federal regulatory capital rules.

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

Regulatory Capital. As of March 31, 2021 and December 31, 2020, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us. As of March 31, 2021 and December 31, 2020, the capital conservation buffer requirement was 2.5%, in addition to the minimum risk-based capital adequacy levels shown in the tables below. Both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

In 2020, U.S. federal regulatory authorities issued a final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay the impact of CECL on regulatory capital for up to two years, beginning January 1, 2020, followed by a three-year transition period. The Company elected to utilize the two-year delay of CECL’s impact on its regulatory capital, from January 1, 2020 through December 31, 2021, followed by the three-year transition period of CECL impact on regulatory capital, from January 1, 2022 through December 31, 2024.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$849,795	14.18%	$479,527	8.00%	N/A	N/A
Bank	$806,040	13.49%	$478,061	8.00%	$597,576	10.00%
Tier 1 risk-based capital ratio
Company	$723,939	12.08%	$359,645	6.00%	N/A	N/A
Bank	$775,731	12.98%	$358,546	6.00%	$478,061	8.00%
Common equity tier 1 risk-based capital ratio
Company	$545,696	9.10%	$269,734	4.50%	N/A	N/A
Bank	$775,731	12.98%	$268,909	4.50%	$388,424	6.50%
Tier 1 leverage ratio
Company	$723,939	7.13%	$406,374	4.00%	N/A	N/A
Bank	$775,731	7.65%	$405,671	4.00%	$507,089	5.00%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the three months ended March 31, 2021, that were outside the ordinary course of business.

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

	March 31, 2021
(Dollars in thousands)	Due on Demand	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments and demand lines of credit	$6,382,564	$528,903	$450,469	$132,163	$7,896	$7,501,995
Standby letters of credit	1,494	28,365	29,774	4,922	—	64,555
Total off-balance sheet arrangements	$6,384,058	$557,268	$480,243	$137,085	$7,896	$7,566,550

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

The following NII simulation and EVE analysis metrics were calculated using rate shocks that represent immediate rate changes that move all market rates by the same amount instantaneously. The variance percentages represent the change between the NII simulation and EVE calculated under the particular rate scenario versus the NII simulation and EVE analysis calculated assuming market rates deemed appropriate as of the date of this filing. For the purpose of this exercise, it is assumed that rates do not fall below zero.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$13,834	7.80%	$22,885	13.56%
+200	$1,498	0.84%	$7,673	4.55%
+100	$(11,056)	(6.24)%	$(7,386)	(4.37)%
–100	$(4,981)	(2.81)%	$(2,919)	(1.73)%

Economic value of equity:
+300	$(164,629)	(22.76)%	$(88,848)	(12.07)%
+200	$(113,179)	(15.65)%	$(64,260)	(8.73)%
+100	$(69,326)	(9.59)%	$(42,314)	(5.75)%
–100	$50,540	6.99%	$16,700	2.27%

We plan to continue to manage an asset sensitive interest rate risk position when it comes to net interest income due to the ongoing need for some duration in the liability portfolio. The current exception to this asset sensitive NII position is in a plus 100 basis point shock scenario where we accept the negative impact to NII for the first 25-50 bps increase caused by floors implemented on our loans in 2020, because of the material benefit provided by those floors in the base case - a case of low rates for a long period that we believe will persist. Our means of managing interest rate risk longer term include our focus on growing the deposit balances associated with our treasury management services, controlled adjustments within our discretionary priced accounts to respond to rising rates, and our ability to extend duration in liabilities, especially with rates at historically low levels across the yield curve. Additionally, while we will continue to implement floors on most new loan originations, our pricing strategy has transitioned to emphasizing loan spread as the primary tool to achieve yield and implementing lower levels of floors which will reduce our liability sensitivity over time. Given the longer-term nature of the EVE analysis and the absolute low level of interest rates, we have migrated to a more liability sensitive interest rate risk position when it comes to economic value of equity due to the aforementioned expectation of low rates for an extended period of time.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	March 31, 2021
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$442,542	$—	$—	$—	$—	$—	$—	$442,542
Federal funds sold	3,601	—	—	—	—	—	—	3,601
Total investment securities	190,914	48,003	81,946	307,156	181,580	417,840	3,635	1,231,074
Total loans and leases	8,108,728	43,441	80,669	187,934	59,684	23,990	38,736	8,543,182
Other assets	—	—	—	—	—	—	344,751	344,751
Total assets	$8,745,785	$91,444	$162,615	$495,090	$241,264	$441,830	$387,122	$10,565,150

Liabilities:
Transaction deposits	$7,182,086	$75,362	$180,138	$360,646	$25,000	$—	$496,818	$8,320,050
Certificates of deposit	288,156	264,655	213,835	163,323	—	—	—	929,969
Borrowings, net	—	—	—	100,000	245,547	—	—	345,547
Other liabilities	—	—	—	—	—	—	195,298	195,298
Total liabilities	7,470,242	340,017	393,973	623,969	270,547	—	692,116	9,790,864

Equity	—	—	—	—	—	—	774,286	774,286
Total liabilities and equity	$7,470,242	$340,017	$393,973	$623,969	$270,547	$—	$1,466,402	$10,565,150

Interest rate sensitivity gap	$1,275,543	$(248,573)	$(231,358)	$(128,879)	$(29,283)	$441,830	$(1,079,280)
Cumulative interest rate sensitivity gap	$1,275,543	$1,026,970	$795,612	$666,733	$637,450	$1,079,280
Cumulative interest rate sensitive assets to rate sensitive liabilities	117.1%	113.1%	109.7%	107.6%	107.0%	111.9%	107.9%
Cumulative gap to total assets	12.1%	9.7%	7.5%	6.3%	6.0%	10.2%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 109.7% as of March 31, 2021, from 116.9% as of December 31, 2020.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. During the life of these transactions, they have the effect on our gap analysis of moving $250.0 million of borrowings from the less than 90 days re-pricing category to the one to three years and longer re-pricing categories. Of the $250.0 million, $100.0 million was moved to the one to three year re-pricing category and $150.0 million to the three to five year re-pricing category. For additional information on cash flow hedge transactions, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

LIBOR Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021). Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of March 31, 2021, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational and compliance risks to financial markets and institutions, including the Company.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR, although the AARC has not proposed that SOFR be required. The selection of SOFR as the alternative reference rate currently presents certain market concerns, because it is a risk-free rate, while LIBOR incorporates credit risk, and because the methodology for the proposed term structure for SOFR differs from the LIBOR framework. The federal banking agencies are not requiring SOFR as the replacement rate. On April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of SOFR as an alternative reference rate in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued.

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

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of LIBOR publication in June 2023. The federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable and have stated that an institution’s LIBOR transition plans are an examination priority. One of the major identified risks is inadequate fallback language in the various instruments’ contracts that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company has already: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; (3) implemented more robust fallback contract language; and (4) implemented a plan to adhere to the ISDA protocol for the transition of derivatives away from LIBOR. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2021, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC, except for the risk factor included below:

Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19, including the declaration of a national emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and stay at home orders. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures, as well as domestic and global capital market support programs. In addition, the President Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. The federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

The economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption has caused increased market volatility and has led to an economic recession (including due to uncertainty regarding the impacts of a resurgence of COVID-19 infections, as well as a significant decrease in consumer confidence and business generally). The continuation of these conditions, the impacts of the CARES Act, and other federal and state measures, specifically with respect to loan forbearances, have adversely impacted our businesses and results of operations and the business and operations of at least some of our borrowers, customers and business partners and these impacts may be material. In particular, even as COVID-19 vaccines become widely available, these events have had, and/or can be expected to continue to have, the following effects, among other things:

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
•increase cyber and payment fraud risk, and other operational risks, given increased online and remote activity; and

•negatively impact revenue and income.

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that they will continue to be effective.

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

In addition, to the extent COVID-19 adversely affects our business, financial condition and results of operations, and global economic conditions more generally, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

The intention of the United Kingdom’s FCA to cease support of LIBOR by June 30, 2023 could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth. A transition to an alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.

Although the publication of most LIBOR rates will cease on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021), we cannot predict exactly when the capital and debt markets will cease to use LIBOR as a benchmark, whether SOFR will become the market benchmark in its place or what impact such a transition may have on our business, results of operations and financial condition.

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

We have a significant number of financial products, including mortgage loans, mortgage-related securities, other debt securities and derivatives, that are tied to LIBOR, and we continue to enter into transactions involving such products that will mature after 2021. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection with this risk, and by creating the possibility of disagreements with counterparties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended March 31, 2021:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2021 - January 31, 2021	62,379	$19.82	—	$9,758,275
February 1, 2021 - February 28, 2021	10,797	21.23	—	9,758,275
March 1, 2021 - March 31, 2021	208	24.40	—	9,758,275
Total	73,384	$20.04	—	$9,758,275
(1)There were 73,384 shares of treasury stock acquired in connection with the net settlement of equity awards exercised or vested included in the total number of shares purchased reflected in the table above. These shares were not part of a publicly announced plan or program.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.    Description

10.1    Credit Agreement dated February 18, 2021, among TriState Capital Holdings, Inc., as Borrower, the lenders party thereto, and the Huntington National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on February 9, 2021).
31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101    The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vii the Cover Page furnished herewith.*
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

Date: May 5, 2021