Form 10-Q
period 2021-06-30
TriState Capital Holdings, Inc.
filed 2021-08-05
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
___________

As of July 31, 2021, there were 33,156,729 shares of the registrant’s common stock, no par value, outstanding.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events, and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other measures of future financial or business performance, strategies, or expectations. These statements are often, but not always, indicated through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “maintain,” “may,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable statements of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and beliefs or assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

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
•possible additional loan and lease losses and impairment, changes in the value of collateral securing our loans and leases and the collectability of loans and leases, particularly as a result of the COVID-19 pandemic and the programs implemented by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, including its automatic loan forbearance provisions;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	June 30, 2021	December 31, 2020
ASSETS

Cash	$341	$341
Interest-earning deposits with other institutions	518,002	429,639
Federal funds sold	11,110	5,462
Cash and cash equivalents	529,453	435,442
Debt securities available-for-sale, at fair value	311,129	617,570
Debt securities held-to-maturity, at amortized cost, net	1,014,712	211,691
Federal Home Loan Bank stock	11,817	13,284
Total investment securities	1,337,658	842,545
Loans and leases held-for-investment	9,282,922	8,237,418
Allowance for credit losses on loans and leases	(32,577)	(34,630)
Loans and leases held-for-investment, net	9,250,345	8,202,788
Accrued interest receivable	19,814	18,783
Investment management fees receivable, net	8,580	7,935
Goodwill	41,660	41,660
Intangible assets, net of accumulated amortization of $13,336 and $12,381, respectively	21,295	22,251
Office properties and equipment, net of accumulated depreciation of $17,622 and $16,241, respectively	15,398	12,369
Operating lease right-of-use asset	22,416	21,294
Bank owned life insurance	97,695	71,787
Prepaid expenses and other assets	196,858	219,962
Total assets	$11,541,172	$9,896,816

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$10,191,433	$8,489,089
Borrowings, net	345,600	400,493
Accrued interest payable on deposits and borrowings	1,832	3,057
Deferred tax liability, net	6,815	5,676
Operating lease liability	23,959	22,958
Other accrued expenses and other liabilities	176,965	218,398
Total liabilities	10,746,604	9,139,671

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 80,500, respectively	77,611	77,611
Series C Shares issued and outstanding - 661 and 650, respectively	63,264	61,064
Common stock voting, no par value; Shares authorized - 47,770,083; Shares issued -35,553,911 and 34,919,572, respectively; Shares outstanding - 33,176,934 and 32,620,150, respectively	332,307	331,098
Common stock non- voting, no par value; Shares authorized - 6,653,347; Shares issued - none	—	—
Additional paid-in capital	38,496	33,824
Retained earnings	282,898	254,054
Accumulated other comprehensive loss, net	(632)	(2,697)
Treasury stock (2,376,977 and 2,299,422 shares, respectively)	(37,844)	(36,277)
Total shareholders’ equity	794,568	757,145
Total liabilities and shareholders’ equity	$11,541,172	$9,896,816

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020

Interest income:
Loans and leases	$51,702	$47,377	$100,888	$106,295
Investments	3,737	3,940	6,383	7,841
Interest-earning deposits	116	344	276	1,727
Total interest income	55,555	51,661	107,547	115,863

Interest expense:
Deposits	10,106	15,953	20,860	43,197
Borrowings	2,537	2,224	5,119	4,260
Total interest expense	12,643	18,177	25,979	47,457
Net interest income	42,912	33,484	81,568	68,406
Provision for credit losses	96	6,005	320	8,998
Net interest income after provision for credit losses	42,816	27,479	81,248	59,408
Non-interest income:
Investment management fees	9,451	7,738	18,451	15,376
Service charges on deposits	325	315	641	528
Net gain on the sale and call of debt securities	98	14	97	71
Swap fees	3,913	3,853	6,624	8,226
Commitment and other loan fees	564	462	890	881
Bank owned life insurance income	480	429	909	857
Other income	13	186	883	374
Total non-interest income	14,844	12,997	28,495	26,313
Non-interest expense:
Compensation and employee benefits	20,937	16,569	40,858	34,015
Premises and equipment expense	1,173	1,515	2,579	2,901
Professional fees	2,124	1,109	3,448	2,579
FDIC insurance expense	1,125	2,560	2,250	4,730
General insurance expense	341	278	639	540
State capital shares tax expense	777	366	1,427	749
Travel and entertainment expense	639	279	1,080	1,143
Technology and data services	3,687	2,414	6,787	4,717
Intangible amortization expense	478	486	956	988
Marketing and advertising	898	686	1,582	1,300
Other operating expenses	2,246	1,834	4,097	3,578
Total non-interest expense	34,425	28,096	65,703	57,240
Income before tax	23,235	12,380	44,040	28,481
Income tax expense	4,455	1,979	9,060	5,185
Net income	$18,780	$10,401	$34,980	$23,296
Preferred stock dividends	3,077	1,962	6,136	3,924
Net income available to common shareholders	$15,703	$8,439	$28,844	$19,372

Earnings per common share:
Basic	$0.42	$0.30	$0.78	$0.69
Diluted	$0.41	$0.30	$0.76	$0.68
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

Net income	$18,780	$10,401	$34,980	$23,296

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $(88), $(2,791), $(216) and $206, respectively	273	8,375	(681)	(1,048)

Reclassification adjustment for losses (gains) included in net income on debt securities, net of tax benefit (expense) of $24, $(2), $24 and $(5), respectively	75	(5)	74	(16)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $(98), $(379), $466 and $(2,223), respectively	(311)	(1,200)	1,372	(7,067)

Reclassification adjustment for losses included in net income on derivatives, net of tax benefit of $209, $111, $413 and $150, respectively	658	349	1,300	469

Other comprehensive income (loss), net of tax	695	7,519	2,065	(7,662)

Total comprehensive income	$19,475	$17,920	$37,045	$15,634

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, March 31, 2020	$116,079	$295,587	$22,783	$229,382	$(14,049)	$(35,402)	$614,380
Net income	—	—	—	10,401	—	—	10,401
Other comprehensive income	—	—	—	—	7,519	—	7,519
Preferred stock dividends	—	—	—	(1,962)	—	—	(1,962)
Exercise of stock options	—	233	(113)	—	—	—	120
Purchase of treasury stock	—	—	—	—	—	(155)	(155)
Treasury stock reissuance	—	—	—	(25)	—	135	110
Stock-based compensation	—	—	2,418	—	—	—	2,418
Balance, June 30, 2020	$116,079	$295,820	$25,088	$237,796	$(6,530)	$(35,422)	$632,831

Balance, March 31, 2021	$178,243	$332,070	$35,853	$267,195	$(1,327)	$(37,748)	$774,286
Net income	—	—	—	18,780	—	—	18,780
Other comprehensive income	—	—	—	—	695	—	695
Preferred stock dividends	1,100	—	—	(3,077)	—	—	(1,977)
Exercise of stock options	—	237	(145)	—	—	—	92
Purchase of treasury stock	—	—	—	—	—	(96)	(96)
Stock-based compensation	—	—	2,788	—	—	—	2,788
Balance, June 30, 2021	$179,343	$332,307	$38,496	$282,898	$(632)	$(37,844)	$794,568

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	$116,079	$295,349	$23,095	$218,449	$1,132	$(32,823)	$621,281
Net income	—	—	—	23,296	—	—	23,296
Other comprehensive loss	—	—	—	—	(7,662)	—	(7,662)
Preferred stock dividends	—	—	—	(3,924)	—	—	(3,924)
Exercise of stock options	—	471	(260)	—	—	—	211
Purchase of treasury stock	—	—	—	—	—	(2,734)	(2,734)
Treasury stock reissuance	—	—	—	(25)	—	135	110
Cancellation of stock options	—	—	(2,484)	—	—	—	(2,484)
Stock-based compensation	—	—	4,737	—	—	—	4,737
Balance, June 30, 2020	$116,079	$295,820	$25,088	$237,796	$(6,530)	$(35,422)	$632,831

Balance, December 31, 2020	$177,143	$331,098	$33,824	$254,054	$(2,697)	$(36,277)	$757,145
Net income	—	—	—	34,980	—	—	34,980
Other comprehensive income	—	—	—	—	2,065	—	2,065
Preferred stock dividends	2,200	—	—	(6,136)	—	—	(3,936)
Exercise of stock options	—	1,209	(722)	—	—	—	487
Purchase of treasury stock	—	—	—	—	—	(1,567)	(1,567)
Stock-based compensation	—	—	5,394	—	—	—	5,394
Balance, June 30, 2021	$179,343	$332,307	$38,496	$282,898	$(632)	$(37,844)	$794,568
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$34,980	$23,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	2,336	2,022
Amortization of deferred financing costs	108	33
Provision for credit losses	320	8,998
Stock-based compensation expense	5,394	4,737
Net gain on the sale or call of debt securities available-for-sale	(97)	(22)
Net gain on the call of debt securities held-to-maturity	—	(49)
Gains from debt securities trading	(105)	(239)
Purchase of debt securities trading	(9,440)	(20,932)
Proceeds from the sale of debt securities trading	9,545	21,171
Net amortization of premiums and discounts on debt securities	6,438	295
Decrease (increase) in investment management fees receivable, net	(645)	653
Decrease (increase) in accrued interest receivable	(1,031)	3,792
Decrease in accrued interest payable	(1,225)	(1,719)
Bank owned life insurance income	(909)	(857)
Increase in income taxes payable	4,137	455
Decrease in prepaid income taxes	1,186	3,941
Deferred tax provision	452	482
Decrease in accounts payable and other accrued expenses	(4,999)	(9,388)
Cash received for reimbursement of leasehold improvements	—	2,196
Other, net	(9,152)	(1,701)
Net cash provided by operating activities	37,293	37,164
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(294,277)	(400,451)
Purchase of debt securities held-to-maturity	(481,630)	(287,826)
Proceeds from the sale of debt securities available-for-sale	74,710	56,038
Principal repayments and maturities of debt securities available-for-sale	44,104	27,993
Principal repayments and maturities of debt securities held-to-maturity	153,451	248,714
Purchase of bank owned life insurance	(25,000)	—
Investment in low income housing and historic tax credits	(5,487)	(6,194)
Investment in small business investment companies	(582)	(150)
Net redemption of Federal Home Loan Bank stock	1,467	11,043
Net increase in loans and leases	(1,047,956)	(593,041)
Proceeds from the sale of other real estate owned	—	1,527
Additions to office properties and equipment	(4,410)	(2,285)
Net cash used in investing activities	(1,585,610)	(944,632)
Cash flows from financing activities:
Net increase in deposit accounts	1,702,344	1,196,858
Net decrease in Federal Home Loan Bank advances	(50,000)	(55,000)
Net decrease in line of credit advances	(5,000)	—
Net proceeds from issuance of subordinated notes payable	—	95,518
Net proceeds from exercise of stock options	487	211
Cancellation of stock options	—	(2,484)
Purchase of treasury stock	(1,567)	(2,624)
Dividends paid on preferred stock	(3,936)	(3,924)
Net cash provided by financing activities	1,642,328	1,228,555
Net change in cash and cash equivalents during the period	94,011	321,087
Cash and cash equivalents at beginning of the period	435,442	403,855
Cash and cash equivalents at end of the period	$529,453	$724,942

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$27,096	$49,274
Income taxes	$3,254	$307
Other non-cash activity:
Transfer of debt securities available-for-sale to held-to-maturity	$480,769	$—
Series C dividend distributable	$2,200	$—

See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

[1] BASIS OF INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATION
TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended. The Company has three wholly owned subsidiaries: TriState Capital Bank, a Pennsylvania-chartered state bank (the “Bank”); Chartwell Investment Partners, LLC, a registered investment adviser (“Chartwell”); and Chartwell TSC Securities Corp., a registered broker-dealer (“CTSC Securities”).

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

The Company and the Bank are subject to regulatory examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities and the Board of Governors of the Federal Reserve System (“Federal Reserve”). In addition, if the Bank’s consolidated total assets exceed $10 billion for four consecutive quarters, the Company and the Bank will become subject to the regulatory examination and supervision of the Consumer Financial Protection Bureau (“CFPB”) with respect to certain consumer protection laws. The Bank’s quarter-end consolidated assets exceeded $10 billion for two consecutive quarters as of June 30, 2021. Chartwell is a registered investment adviser regulated by the U.S. Securities and Exchange Commission (“SEC”). CTSC Securities is regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded to interest income on investments over the estimated life of the security utilizing the level yield method. Management evaluates expected credit losses on held-to-maturity debt securities on a collective or pool basis, by investment category and credit rating. The Company measures credit losses by comparing the present value of cash flows expected to be collected to the amortized cost basis of the security that considers historical credit loss information, adjusted for current conditions and reasonable and supportable economic forecasts. The Company’s investment securities can be classified into the following pools based on similar risk characteristics: (1) U.S. government agencies, (2) state and local municipalities, (3) domestic corporations, including trust preferred securities, and (4) non-agency securitizations. The Company’s U.S. government agency securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. For the remaining pools of securities, the credit rating of the issuers, the investment’s cash flow characteristics and the underlying instruments securitizing certain bonds are the most relevant risk characteristics of the investment portfolio. The Company’s investment policy only allows for purchases of investments with investment grade credit ratings and the Company continuously monitors for changes in credit ratings. Probability of default and loss given default rates are based on historical averages for each investment pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables, such as unemployment rates and interest rate spreads, which management considers to be both reasonable and supportable. The forecast of these macroeconomic variables is applied over a period of two years and reverts to historical averages over a three-year reversion period.
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

FEDERAL HOME LOAN BANK STOCK
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of June 30, 2021 and December 31, 2020. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

The Company considers a loan to be a troubled debt restructuring (“TDR”) when there is a concession made to a financially troubled borrower without adequate consideration provided to the Company. The Company evaluates any loan reasonably expected to become a TDR, regardless of whether the loan is on accrual or non-accrual status. Once a loan is deemed to be a TDR, the Company considers whether the loan should be placed on non-accrual status. In assessing accrual status, the Company considers the likelihood that repayment and performance according to the original contractual terms will be achieved, as well as the borrower’s historical payment performance. A loan is designated and reported as a TDR until such loan is either paid off or sold unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the remaining principal and interest will be collected according to the restructured agreement.

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

The Company is a party to financial instruments with off-balance sheet risk, such as commitments to extend credit, in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the lending agreement with such customer. Commitments generally have fixed expiration dates or other termination clauses (e.g., loans due on demand) and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the unfunded commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Company upon extension of a commitment, is based on management’s credit evaluation of the borrower.

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

Results for the six months ended June 30, 2021 are presented under the current expected credit loss (“CECL”) methodology, in accordance with ASC Topic 326, while prior period amounts continue to be reported in accordance with ASC Topic 450, “Contingencies,” and specific reserves based upon ASC Topic 310, “Receivables.” ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. The Company has not experienced any losses on receivables for investment management fees for the six months ended June 30, 2021, and 2020. The Company had no allowance for credit losses on investment management fees as of June 30, 2021 and December 31, 2020.

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

Other intangible assets represent purchased assets that may lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. The Company has determined that certain of its acquired mutual fund client relationships meet the criteria to be considered indefinite-lived assets because the Company expects both the renewal of these contracts and the cash flows generated by these assets to continue indefinitely. Accordingly, the Company does not amortize these intangible assets, but instead reviews these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived assets may be impaired. Each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company assesses whether the carrying value of these assets exceeds its fair value. If the carrying value exceeds the fair value of the assets, an impairment loss is recorded in an amount equal to any such excess and the assets are reclassified to finite-lived. Other intangible assets that the Company has determined to have finite lives, such as its trade names, client lists and non-compete agreements are amortized over their estimated useful lives. These finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to 25 years. Finite-lived intangibles are evaluated for impairment on an annual basis or more frequently whenever events or circumstances occur indicating that the carrying amount of such assets may not be recoverable.

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

The two-class method requires that the Company’s Series C perpetual non-cumulative convertible non-voting preferred stock (the “Series C Preferred Stock”) and outstanding warrants to be treated as participating classes of securities in the computation of EPS. In addition, net income is reduced by dividends declared on all series of preferred stock to derive net income available to common shareholders. Basic EPS is computed by dividing net income allocable to common shareholders by the weighted average number of the Company’s common shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution upon the exercise of stock options and warrants, and the vesting of restricted stock awards granted utilizing the treasury stock method.

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

DERIVATIVES AND HEDGING ACTIVITIES
All derivatives are evaluated at inception as to whether they are hedging or non-hedging activities. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income (loss) is recognized in the consolidated statements of income. The Company also has interest rate derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company is required to have minimum collateral posting thresholds with certain of its derivative counterparties, and this collateral is considered restricted cash.

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

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following as of June 30, 2021:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$135,853	$1,606	$289	$—	$137,170
Residential mortgage-backed securities	97,572	78	99	—	97,551
Trust preferred securities	18,300	312	186	—	18,426
Agency collateralized mortgage obligations	19,050	86	—	—	19,136
Agency mortgage-backed securities	25,263	30	1	—	25,292
Agency debentures	7,598	748	—	—	8,346
Municipal bonds	5,204	4	—	—	5,208
Total debt securities available-for-sale	$308,840	$2,864	$575	$—	$311,129
(1)Available-for-sale securities are recorded on the consolidated statements of financial condition at estimated fair value, net of allowance for credit losses, if applicable.

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$30,670	$1,051	$27	31,694	$47
Agency debentures	129,998	816	11	130,803	—
Municipal bonds	4,778	10	—	4,788	—
Residential mortgage-backed securities	230,913	285	1,710	229,488	23
Agency mortgage-backed securities	579,374	798	5,480	574,692	—
U.S. treasury notes	39,049	29	409	38,669	—
Total debt securities held-to-maturity	$1,014,782	$2,989	$7,637	$1,010,134	$70
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

Interest income on investment securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Taxable interest income	$3,552	$3,609	$5,990	$7,001
Non-taxable interest income	31	26	57	137
Dividend income	154	305	336	703
Total interest income on investment securities	$3,737	$3,940	$6,383	$7,841

As of June 30, 2021, the contractual maturities of the debt securities were:

	June 30, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$27,499	$27,622	$1,911	$1,915
Due from one to five years	46,189	46,953	14,287	14,814
Due from five to ten years	71,638	72,292	198,863	199,664
Due after ten years	163,514	164,262	799,721	793,741
Total debt securities	$308,840	$311,129	$1,014,782	$1,010,134

The $164.3 million fair value of debt securities available-for-sale with a contractual maturity due after 10 years as of June 30, 2021, included $29.2 million, or 17.8%, that are floating-rate securities. The $198.9 million amortized cost of debt securities held-to-maturity with a contractual maturity due from five to 10 years as of June 30, 2021, included $19.3 million that have call provisions within the next five years that would either mature, if called, or become floating-rate securities after the call date.

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity		Available-for-Sale		Held-to-Maturity
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Proceeds from sales	$74,710	$6,071	$—	$—	$74,710	$56,038	$—	$—
Proceeds from calls	1,000	3,580	40,000	125,405	13,000	3,580	43,555	247,758
Total proceeds	$75,710	$9,651	$40,000	$125,405	$87,710	$59,618	$43,555	$247,758

Gross realized gains	$98	$6	$—	$8	$98	$21	$—	$50
Gross realized losses	—	—	—	—	1	—	—	—
Net realized gains	$98	$6	$—	$8	$97	$21	$—	$50

Debt securities available-for-sale of $2.2 million as of June 30, 2021, were held in safekeeping at the FHLB and were included in the calculation of the Company’s borrowing capacity. Additionally, there were $38.7 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following tables show a roll-forward of the allowance for credit losses on held-to-maturity securities for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021
(Dollars in thousands)	Corporate bonds	Residential mortgage-backed securities	Municipal bonds	Agency debentures and mortgage-backed securities	U.S. treasury notes	Total
Balance, beginning of period	$55	$105	$—	$—	$—	$160
Provision (credit)	(8)	(82)	—	—	—	(90)
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$47	$23	$—	$—	$—	$70

	Six Months Ended June 30, 2021
(Dollars in thousands)	Corporate bonds	Residential mortgage-backed securities	Municipal bonds	Agency debentures and mortgage-backed securities	U.S. treasury notes	Total
Balance, beginning of period	$79	$70	$—	$—	$—	$149
Provision (credit)	(32)	(47)	—	—	—	(79)
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$47	$23	$—	$—	$—	$70

The following tables show the fair value and gross unrealized losses on debt securities available-for-sale, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$9,531	$93	$9,804	$196	$19,335	$289
Residential mortgage-backed securities	57,494	99	—	—	57,494	99
Trust preferred securities	—	—	4,304	186	4,304	186
Agency mortgage-backed securities	—	—	92	1	92	1
Total debt securities available-for-sale (1)	$67,025	$192	$14,200	$383	$81,225	$575
(1)The number of investment positions with unrealized losses totaled 11 for available-for-sale securities.

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$28,796	$277	$9,751	$249	$38,547	$526
Trust preferred securities	13,313	198	—	—	13,313	198
Agency collateralized mortgage obligations	—	—	9,863	5	9,863	5
Agency mortgage-backed securities	89,931	209	—	—	89,931	209
Total debt securities available-for-sale (1)	$132,040	$684	$19,614	$254	$151,654	$938
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

	June 30, 2021
(Dollars in thousands)	Aaa	Aa	A	Baa	Ba	Total
Debt securities held-to-maturity:
Corporate bonds	$—	$—	$—	$30,670	$—	$30,670
Agency debentures	129,998	—	—	—	—	129,998
Municipal bonds	—	3,988	790	—	—	4,778
Residential mortgage-backed securities	230,913	—	—	—	—	230,913
Agency mortgage-backed securities	579,374	—	—	—	—	579,374
U.S. treasury notes	39,049	—	—	—	—	39,049
Total debt securities held-to-maturity	$979,334	$3,988	$790	$30,670	$—	$1,014,782

Accrued interest receivable of $2.0 million and $697,000 on debt securities held-to-maturity as of June 30, 2021 and December 31, 2020, respectively, was excluded from the amortized cost used in the allowance for credit losses. The Company had no debt securities held-to-maturity that were past due as of June 30, 2021.

There were no outstanding debt securities classified as trading as of June 30, 2021 and December 31, 2020.

There was $11.8 million and $13.3 million in FHLB stock outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

Loans and leases held-for-investment were comprised of the following:

	June 30, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$5,701,419	$1,236,054	$2,334,051	$9,271,524
Net deferred loan costs (fees)	12,143	4,863	(5,608)	11,398
Loans and leases held-for-investment, net of deferred fees and costs	5,713,562	1,240,917	2,328,443	9,282,922
Allowance for credit losses on loans and leases	(2,107)	(8,969)	(21,501)	(32,577)
Loans and leases held-for-investment, net	$5,711,455	$1,231,948	$2,306,942	$9,250,345

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$4,797,881	$1,269,248	$2,160,784	$8,227,913
Net deferred loan costs (fees)	9,919	4,904	(5,318)	9,505
Loans and leases held-for-investment, net of deferred fees and costs	4,807,800	1,274,152	2,155,466	8,237,418
Allowance for credit losses on loans and leases	(2,047)	(5,254)	(27,329)	(34,630)
Loans and leases held-for-investment, net	$4,805,753	$1,268,898	$2,128,137	$8,202,788

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Included in unused loan commitments are unused availability under demand loans for our private banking lines secured by cash, marketable securities and/or cash value life insurance, as well as commitments to fund loans secured by residential properties, commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit. The amount of unfunded commitments, including standby letters of credit, as of June 30, 2021 and December 31, 2020, was $8.51 billion and $6.73 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The total unfunded commitments above included loans in the process of origination totaling approximately $48.0 million and $39.6 million as of June 30, 2021 and December 31, 2020, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of June 30, 2021 and December 31, 2020, included in the total unfunded commitments above, was $74.7 million and $82.0 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the six months ended June 30, 2021 and 2020, there were draws on letters of credit totaling $5,000 and $45,000, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements.

The allowance for credit losses on off-balance-sheet credit exposures was $3.0 million and $3.4 million as of June 30, 2021 and December 31, 2020, respectively, which includes allowance for credit losses on unfunded loan commitments and standby letters of credit. The Company recorded a credit to provision on off-balance sheet exposures as liabilities of $364,000 and provision expense of $396,000 for the six months ended June 30, 2021 and 2020, respectively.

[4] ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

Our allowance for credit losses represents our current estimate of expected credit losses in the portfolio at a specific point in time. This estimate includes credit losses associated with loans and leases evaluated on a collective or pool basis, as well as expected credit losses of the individually evaluated loans and leases that do not share similar risk characteristics. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions, and economic forecasts over a reasonable and supportable period of time. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for credit losses on loans and leases takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Results for the six months ended June 30, 2021, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for more details on the Company’s policy on allowance for credit losses on loans and leases.

The following discusses key characteristics and risks within each primary loan portfolio:

Private Banking Loans
Our private banking lending business is conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by marketable securities, cash, and/or cash value life insurance. The Company actively monitors the value of the collateral securing these loans on a daily basis and requires borrowers to continually replenish collateral as a result of fair value changes. Therefore, it is expected that the fair value of the collateral value securing each loan will exceed the loan’s amortized cost basis and no allowance for credit loss is required under ASC 326-20-35-6, “Financial Assets Secured by Collateral Maintenance Provisions.”

This portfolio also has some loans that are secured by residential real estate or other financial assets and unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower. The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 98.7% and 98.6% of total private banking loans as of June 30, 2021 and December 31, 2020, respectively.

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

The borrower’s industry and local and regional economic conditions are important indicators of risk for this loan portfolio. Collateral for these types of loans at times does not have sufficient value in a distressed or liquidation scenario to satisfy the outstanding debt. C&I loans collateralized by marketable securities are treated the same as private banking loans for purposes of the calculation of the allowance for credit losses on loans and leases.

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

Pass – A pass loan is currently performing in accordance with its contractual terms.

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

The following table presents the amortized cost basis of loans by portfolio, risk rating and year of origination:

	As of June 30, 2021
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$21,999	$60,956	$32,371	$54,986	$7,213	$54,610	$5,480,937	$5,713,072
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	490	—	—	—	—	490
Doubtful	—	—	—	—	—	—	—	—
Total Private Banking Loans	21,999	60,956	32,861	54,986	7,213	54,610	5,480,937	5,713,562
Commercial and Industrial:
Pass	93,243	201,555	219,185	69,098	40,412	27,868	575,213	1,226,574
Special Mention	—	1,653	—	—	—	—	3,941	5,594
Substandard	—	—	—	—	—	—	124	124
Doubtful	—	750	—	7,875	—	—	—	8,625
Total Commercial and Industrial Loans	93,243	203,958	219,185	76,973	40,412	27,868	579,278	1,240,917
Commercial Real Estate:
Pass	254,610	549,228	572,712	404,876	200,338	299,341	28,100	2,309,205
Special Mention	—	—	—	—	—	2,409	—	2,409
Substandard	—	198	5,395	26	2,399	8,811	—	16,829
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	254,610	549,426	578,107	404,902	202,737	310,561	28,100	2,328,443
Loans and leases held-for-investment	$369,852	$814,340	$830,153	$536,861	$250,362	$393,039	$6,088,315	$9,282,922
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment at June 30, 2021.

	As of December 31, 2020
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$64,829	$44,210	$57,081	$7,736	$12,040	$55,092	$4,566,296	$4,807,284
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	516	—	—	—	—	—	516
Doubtful	—	—	—	—	—	—	—	—
Total Private Banking Loans	64,829	44,726	57,081	7,736	12,040	55,092	4,566,296	4,807,800
Commercial and Industrial:
Pass	216,459	223,189	88,212	44,575	9,383	20,709	651,900	1,254,427
Special Mention	1,795	—	5,416	—	—	—	3,431	10,642
Substandard	750	—	7,875	—	—	—	458	9,083
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	219,004	223,189	101,503	44,575	9,383	20,709	655,789	1,274,152
Commercial Real Estate:
Pass	514,920	617,120	435,708	202,001	181,108	134,700	38,802	2,124,359
Special Mention	446	5,395	4,308	—	1,186	145	—	11,480
Substandard	91	—	6,296	2,926	7,054	3,260	—	19,627
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	515,457	622,515	446,312	204,927	189,348	138,105	38,802	2,155,466
Loans and leases held-for-investment	$799,290	$890,430	$604,896	$257,238	$210,771	$213,906	$5,260,887	$8,237,418
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment at December 31, 2020.

Accrued interest receivable of $16.6 million and $16.4 million on loans and leases as of June 30, 2021 and December 31, 2020, respectively, was excluded from the amortized cost used in the allowance for credit losses.

Changes in the allowance for credit losses on loans and leases were as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,767	$8,156	$24,721	$34,644
Provision (credit) for credit losses	340	700	(854)	186
Charge-offs	—	—	(2,366)	(2,366)
Recoveries	—	113	—	113
Balance, end of period	$2,107	$8,969	$21,501	$32,577

	Three Months Ended June 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,174	$6,685	$8,445	$17,304
Provision for credit losses	148	723	5,134	6,005
Charge-offs	(171)	—	—	(171)
Recoveries	—	138	—	138
Balance, end of period	$2,151	$7,546	$13,579	$23,276

	Six Months Ended June 30, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,047	$5,254	$27,329	$34,630
Provision (credit) for credit losses	60	3,801	(3,462)	399
Charge-offs	—	(199)	(2,366)	(2,565)
Recoveries	—	113	—	113
Balance, end of period	$2,107	$8,969	$21,501	$32,577

	Six Months Ended June 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,973	$5,262	$6,873	$14,108
Provision for credit losses	349	1,943	6,706	8,998
Charge-offs	(171)	—	—	(171)
Recoveries	—	341	—	341
Balance, end of period	$2,151	$7,546	$13,579	$23,276

The following tables present the age analysis of past due loans and leases segregated by class:

	June 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$425	$—	$43	$468	$5,713,094	$5,713,562
Commercial and industrial	—	—	8,749	8,749	1,232,168	1,240,917
Commercial real estate	2,399	—	26	2,425	2,326,018	2,328,443
Loans and leases held-for-investment	$2,824	$—	$8,818	$11,642	$9,271,280	$9,282,922

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$250	$—	$—	$250	$4,807,550	$4,807,800
Commercial and industrial	—	—	458	458	1,273,694	1,274,152
Commercial real estate	2,926	—	6,296	9,222	2,146,244	2,155,466
Loans and leases held-for-investment	$3,176	$—	$6,754	$9,930	$8,227,488	$8,237,418

Individually Evaluated Loans

Management monitors the delinquency status of the Company’s loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

The following tables present the Company’s amortized cost basis of individually evaluated loans and related information on those loans for the six months ended June 30, 2021 and 2020:

	As of and for the Six Months Ended June 30, 2021
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	8,750	8,748	5,297	9,028	—
Commercial real estate	2,425	4,637	289	9,176	—
Total with a related allowance recorded	11,175	13,385	5,586	18,204	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	8,750	8,748	5,297	9,028	—
Commercial real estate	2,425	4,637	289	9,176	—
Total	$11,175	$13,385	$5,586	$18,204	$—

	As of and for the Twelve Months Ended December 31, 2020
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total with a related allowance recorded	9,680	9,708	1,988	9,680	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total	$9,680	$9,708	$1,988	$9,680	$—

Individually evaluated loans were $11.2 million and $9.7 million as of June 30, 2021 and December 31, 2020, respectively. There was no interest income recognized on individually evaluated loans that were also on non-accrual status for the six months ended June 30, 2021, and the twelve months ended December 31, 2020. As of June 30, 2021, there was a loan for $43,000 that was 90 days or more past due and still accruing interest income, which was fully secured. As of December 31, 2020, there were no loans 90 days or more past due and still accruing interest income.

The Company estimates allowance for credit losses individually for loans that do not share similar risk characteristics, including non-accrual loans and loans designated as TDRs, using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, there were specific reserves totaling $5.6 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for the Company’s policy on evaluating loans for expected credit losses and interest income.

The following tables present the allowance for credit losses on loans and leases and amortized costs basis of individually evaluated loans:

	June 30, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$5,297	$289	$5,586
Collectively evaluated for impairment	2,107	3,672	21,212	26,991
Total allowance for credit losses on loans and leases	$2,107	$8,969	$21,501	$32,577
Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$8,750	$2,425	$11,175
Collectively evaluated for impairment	5,713,562	1,232,167	2,326,018	9,271,747
Loans and leases held-for-investment	$5,713,562	$1,240,917	$2,328,443	$9,282,922

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$103	$1,885	$1,988
Collectively evaluated for impairment	2,047	5,151	25,444	32,642
Total allowance for credit losses on loans and leases	$2,047	$5,254	$27,329	$34,630
Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$458	$9,222	$9,680
Collectively evaluated for impairment	4,807,800	1,273,694	2,146,244	8,227,738
Loans and leases held-for-investment	$4,807,800	$1,274,152	$2,155,466	$8,237,418

Troubled Debt Restructuring

The aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring was $2.4 million and $2.9 million as of June 30, 2021 and December 31, 2020, respectively, which were also on non-accrual status. There were no unused commitments on loans designated as TDRs as of June 30, 2021 and December 31, 2020, respectively.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with payment defaults during the six months ended June 30, 2021 and 2020.

There were no loans newly designated as TDRs during the three months ended June 30, 2021. The financial effects of our modifications made to loans newly designated as TDRs during the six months ended June 30, 2021, were as follows:

	Six Months Ended June 30, 2021
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Credit Losses on Loans and Leases at the time of Modification	Current Allowance for Credit Losses on Loans and Leases
Commercial Real Estate:
Extended term, deferred principal	2	$4,454	$—	$445	$—
Total	2	$4,454	$—	$445	$—

There were no loans newly designated as TDRs during the three and six months ended June 30, 2020.

Other Real Estate Owned

As of June 30, 2021 and December 31, 2020, the balance of OREO was $2.6 million and $2.7 million, respectively. The change in the OREO balance from December 31, 2020 was attributable to a $155,000 write-down on an OREO property. There were no residential mortgage loans that were in the process of foreclosure as of June 30, 2021.

[5] DEPOSITS

As of June 30, 2021 and December 31, 2020, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	June 30, 2021	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$513,529	$456,426
Interest-bearing checking accounts	0.05 to 1.70%	0.37%	0.38%	4,371,659	3,068,834
Money market deposit accounts	0.09 to 3.25%	0.48%	0.56%	4,383,597	3,927,797
Total demand and savings accounts				9,268,785	7,453,057
Certificates of deposit	0.02 to 3.22%	0.48%	1.08%	922,648	1,036,032
Total deposits				$10,191,433	$8,489,089
Weighted average rate on interest-bearing accounts		0.43%	0.56%

As of June 30, 2021 and December 31, 2020, the Bank had total brokered deposits of $1.07 billion and $753.3 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $2.01 billion and $1.72 billion as of June 30, 2021 and December 31, 2020, respectively, and were not considered brokered deposits.

As of June 30, 2021 and December 31, 2020, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $570.8 million and $534.3 million, respectively. As of June 30, 2021 and December 31, 2020, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $174.3 million and $159.6 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
12 months or less	$752,274	$892,427
12 months to 24 months	150,995	132,443
24 months to 36 months	19,379	11,162
Total	$922,648	$1,036,032

Interest expense on deposits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest-bearing checking accounts	$3,214	$2,719	$6,008	$7,933
Money market deposit accounts	5,636	7,377	11,600	22,031
Certificates of deposit	1,256	5,857	3,252	13,233
Total interest expense on deposits	$10,106	$15,953	$20,860	$43,197

[6] BORROWINGS

As of June 30, 2021 and December 31, 2020, borrowings were comprised of the following:

	June 30, 2021			December 31, 2020
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 6/21/2021	0.32%	$50,000	9/20/2021	—%	$—
Issued 6/2/2021	0.29%	50,000	9/2/2021	—%	—
Issued 6/1/2021	0.29%	150,000	9/1/2021	—%	—
Issued 12/21/2020	—%	—		0.39%	50,000	3/22/2021
Issued 12/2/2020	—%	—		0.33%	50,000	3/2/2021
Issued 12/1/2020	—%	—		0.33%	150,000	3/1/2021
Issued 10/8/2020	—%	—		0.39%	50,000	1/8/2021
Line of credit borrowings	—%	—		4.25%	5,000	10/17/2021
Subordinated notes payable (net of debt issuance costs of $1,900 and $2,007, respectively)	5.75%	95,600	5/15/2030	5.75%	95,493	5/15/2030
Total borrowings, net		$345,600			$400,493

In 2020, the Company completed underwritten public offerings of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes constitute Tier 2 capital for the Company under federal regulatory capital rules.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of June 30, 2021, the Bank’s borrowing capacity is based on the information provided in its March 31, 2021 QCR filing. As of June 30, 2021, the Bank had securities held in safekeeping at the FHLB with a fair value of $2.2 million, combined with pledged loans of $1.37 billion, for a gross borrowing capacity of $977.3 million, of which $250.0 million was outstanding in advances. As of December 31, 2020, there was $300.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of June 30, 2021 and December 31, 2020, there were no outstanding borrowings under these lines of credit, and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $3.2 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC; however, if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from its customer as part of the existing credit facility of that customer.

The Company maintains an unsecured line of credit of $75.0 million with The Huntington National Bank. As of June 30, 2021, there was no outstanding balance under this line of credit. As of December 31, 2020, the Company held an unsecured line of credit of $75.0 million with Texas Capital Bank and had $5.0 million in outstanding borrowings under this line of credit. The Company repaid these borrowings at Texas Capital Bank and subsequently terminated this line of credit on February 18, 2021.

Interest expense on borrowings was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
FHLB borrowings	$1,082	$1,284	$2,154	$3,319
Line of credit borrowings	—	260	55	261
Subordinated notes payable	1,455	680	2,910	680
Total interest expense on borrowings	$2,537	$2,224	$5,119	$4,260

[7] STOCK TRANSACTIONS

On December 30, 2020, the Company completed the private placement of securities pursuant to an Investment Agreement, dated October 10, 2020 and amended December 9, 2020, with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. Pursuant to the Investment Agreement, the Company sold to T-VIII PubOpps (i) 2,770,083 shares of voting common stock for $40.0 million, (ii) 650 shares of Series C Preferred Stock for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of voting common stock, or non-voting common stock at an exercise price of $17.50 per share. After two years, the Series C Preferred Stock is convertible into shares of non-voting common stock or, when transferred under certain limited circumstances to a holder other than an affiliate of Stone Point Capital LLC, voting common stock, at a price of 13.75 per share. The Series C Preferred Stock has a liquidation preference of $100,000 per share, and pays a quarterly dividend at an annualized rate of 6.75%. The Company received gross proceeds of $105.0 million at closing, and may receive up to an additional $16.1 million if the warrants are exercised in full. The net proceeds were recorded to shareholders’ equity at December 31, 2020 and allocated to the three equity instruments issued using the relative fair value method applied to common stock, preferred stock, and warrants issued, which were recorded to additional paid-in capital. The net proceeds constitute Tier 1 capital for the Company under federal regulatory capital rules.

During the six months ended June 30, 2021, the Company paid dividends of $3.9 million on its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”) and its 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the “Series B Preferred Stock”), and dividends on its Series C Preferred Stock of 11 shares of Series C Preferred Stock, paid in kind, and cash paid in lieu of a fractional share. During the six months ended June 30, 2020, the Company paid dividends of $3.9 million on its Series A Preferred Stock and Series B Preferred Stock.

Under authorization by the Board of Directors of the Company (“Board”), the Company is permitted to repurchase its common stock up to prescribed amounts, of which $9.8 million remained available as of June 30, 2021. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company.

During the six months ended June 30, 2021, treasury shares increased 77,555, or approximately $1.6 million, in connection with the net settlement of equity awards exercised or vested. During the six months ended June 30, 2020, the Company repurchased 40,000 shares of common stock for approximately $670,000, at an average cost of $16.76 per share, which shares are held as treasury stock. In addition to the shares purchased in the market, treasury shares increased 83,988, or approximately $2.1 million, in connection with the net settlement of equity awards exercised or vested during the six months ended June 30, 2020.

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

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding	Number of Treasury Shares
Balance, December 31, 2019	120,750	29,355,986	2,126,422
Issuance of restricted common stock	—	597,070	—
Forfeitures of restricted common stock	—	(11,018)	—
Exercise of stock options	—	25,000	—
Purchase of treasury stock	—	(40,000)	40,000
Increase in treasury stock related to equity awards	—	(83,988)	83,988
Reissuance of treasury stock	—	8,500	(8,500)
Balance, June 30, 2020	120,750	29,851,550	2,241,910

Balance, December 31, 2020	121,400	32,620,150	2,299,422
Issuance of restricted common stock	—	595,386	—
Forfeitures of restricted common stock	—	(10,547)	—
Preferred stock dividend	11	—	—
Exercise of stock options	—	49,500	—
Increase in treasury stock related to equity awards	—	(77,555)	77,555
Balance, June 30, 2021	121,411	33,176,934	2,376,977

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”) capital, capital Tier 1 and Total capital (each as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of June 30, 2021 and December 31, 2020, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subject.

Insured depository institutions are categorized as well capitalized if they meet minimum capital ratios as set forth in the tables below. The Bank exceeded the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report for the period ending June 30, 2021 that management believes have materially changed the Bank’s capital, as presented in the tables below.

A banking organization is also subject to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain the necessary capital conservation buffer of CET 1 capital to risk-weighted assets ratio of 2.5% or more, in addition to the minimum risk-based capital adequacy levels shown in the tables below. Both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$868,225	13.94%	$498,423	8.00%	N/A	N/A
Bank	$823,458	13.26%	$496,642	8.00%	$620,802	10.00%
Tier 1 risk-based capital ratio
Company	$743,882	11.94%	$373,817	6.00%	N/A	N/A
Bank	$794,715	12.80%	$372,481	6.00%	$496,642	8.00%
Common equity tier 1 risk-based capital ratio
Company	$564,539	9.06%	$280,363	4.50%	N/A	N/A
Bank	$794,715	12.80%	$279,361	4.50%	$403,521	6.50%
Tier 1 leverage ratio
Company	$743,882	6.86%	$433,567	4.00%	N/A	N/A
Bank	$794,715	7.34%	$432,885	4.00%	$541,106	5.00%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

[9] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020		2021	2020

Basic earnings per common share:
Net income	$18,780	$10,401		$34,980	$23,296
Less: Preferred dividends on Series A and Series B	$1,962	$1,962		3,924	3,924
Less: Preferred dividends on Series C	$1,115	$—		2,212	—
Net income available to common shareholders	$15,703	$8,439		$28,844	$19,372

Allocation of net income available:
Common shareholders	$13,272	$8,439		$24,375	$19,372
Series C convertible preferred shareholders	$2,040	$—		3,749	—
Warrant shareholders	$391	$—		720	—
Total	$15,703	$8,439		$28,844	$19,372

Basic weighted average common shares outstanding:
Basic common shares	31,280,481	28,223,085		31,252,632	28,201,837
Series C convertible preferred stock, as-if converted	4,807,272	—		4,807,272	—
Warrants, as-if exercised	922,438	—		922,438	—

Basic earnings per common share	$0.42	$0.30		$0.78	$0.69

Diluted earnings per common share:
Income available to common shareholders after allocation	$13,272	$8,439		$24,375	$19,372

Diluted weighted average common shares outstanding:
Basic common shares	31,280,481	28,223,085		31,252,632	28,201,837
Restricted stock - dilutive	719,504	221,456		871,255	324,498
Stock options - dilutive	147,773	83,420		154,395	161,469
Diluted common shares	32,147,758	28,527,961		32,278,282	28,687,804

Diluted earnings per common share	$0.41	$0.30		$0.76	$0.68

	Three Months Ended June 30,			Six Months Ended June 30,
Anti-dilutive shares:	2021	2020		2021	2020
Restricted stock	10,750	864,246		12,000	566,498
Stock options	—	5,500		—	—
Series C convertible preferred stock, as-if converted	4,807,272	—		4,807,272	—
Warrants, as-if exercised	922,438	—		922,438	—
Total anti-dilutive shares	5,740,460	869,746	869746	5,741,710	566,498

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of June 30, 2021 and December 31, 2020:

	Asset Derivatives		Liability Derivatives
	as of June 30, 2021		as of June 30, 2021
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$218	Other liabilities	$5,554

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	109,156	Other liabilities	109,215

Total	Other assets	$109,374	Other liabilities	$114,769

	Asset Derivatives		Liability Derivatives
	as of December 31, 2020		as of December 31, 2020
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$9,082

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	144,333	Other liabilities	144,351

Total	Other assets	$144,333	Other liabilities	$153,433

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of June 30, 2021 and December 31, 2020:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
June 30, 2021	$109,374	$—	$109,374	$(8,179)	$—	$101,195

December 31, 2020	$144,333	$—	$144,333	$(94)	$—	$144,239

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
June 30, 2021	$114,769	$—	$114,769	$(8,179)	$(95,293)	$11,297

December 31, 2020	$153,433	$—	$153,433	$(94)	$(150,238)	$3,101

CASH FLOW HEDGES OF INTEREST RATE RISK

The Company’s objectives in using certain interest rate derivatives are to add stability to net interest income and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The Company has entered into derivative contracts to hedge the variable cash flows associated with certain FHLB borrowings. These interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company effectively making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the six months ended June 30, 2021.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of June 30, 2021, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/ (Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 5/30/2019	$50,000	2.05%	$871	6/1/2022	11
Issued 5/30/2019	50,000	2.03%	938	6/1/2023	23
Issued 5/30/2019	50,000	2.04%	944	6/1/2024	35
Issued 3/2/2020	50,000	0.98%	406	3/2/2025	44
Issued 3/20/2020	50,000	0.60%	214	3/20/2025	45
Total	$250,000		$3,373
(1)The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)		2021	2020	2021	2020
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(867)	$(460)	$(409)	$(1,578)

		Six Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2021	2020	2021	2020
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(1,713)	$(619)	$1,807	$(9,290)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company generally eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2021, the Company had interest rate derivative transactions with an aggregate notional amount of $4.33 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		2021	2020	2021	2020
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$(8)	$(4)	$23	$(66)

CREDIT-RISK-RELATED CONTINGENT FEATURES

The Company has agreements with each of its derivative counterparties that contain a provision where, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where, if either the Company or the counterparty fails to maintain its status as a well capitalized or adequately capitalized institution, then the Company or the counterparty could be required to terminate any outstanding derivative positions and settle its obligations under the agreement.

As of June 30, 2021, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $95.6 million, including accrued interest. As of June 30, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $100.9 million which is considered restricted cash. If the Company had breached any of these provisions as of June 30, 2021, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$137,170	$—	$137,170
Residential mortgage-backed securities	—	97,551	—	97,551
Trust preferred securities	—	18,426	—	18,426
Agency collateralized mortgage obligations	—	19,136	—	19,136
Agency mortgage-backed securities	—	25,292	—	25,292
Agency debentures	—	8,346	—	8,346
Municipal bonds	—	5,208	—	5,208
Interest rate swaps	—	109,374	—	109,374
Total financial assets	—	420,503	—	420,503

Financial liabilities:
Interest rate swaps	—	114,769	—	114,769
Total financial liabilities	$—	$114,769	$—	$114,769

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$158,464	$—	$158,464
Trust preferred securities	—	18,087	—	18,087
Agency collateralized mortgage obligations	—	22,089	—	22,089
Agency mortgage-backed securities	—	410,127	—	410,127
Agency debentures	—	8,803	—	8,803
Interest rate swaps	—	144,333	—	144,333
Total financial assets	—	761,903	—	761,903

Financial liabilities:
Interest rate swaps	—	153,433	—	153,433
Total financial liabilities	$—	$153,433	$—	$153,433

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$5,589	$5,589
Other real estate owned	—	—	2,568	2,568
Total assets	$—	$—	$8,157	$8,157

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$7,692	$7,692
Other real estate owned	—	—	2,724	2,724
Total assets	$—	$—	$10,416	$10,416

As of June 30, 2021 and December 31, 2020, the Company recorded $5.6 million and $2.0 million, respectively, of specific reserves to allowance for credit losses on loans and leases as a result of adjusting the fair value of impaired loans.

INDIVIDUALLY EVALUATED LOANS
The Company evaluates individually loans that do not share similar risk characteristics, including non-accrual loans and loans designated as TDRs. Specific allowance for credit losses is measured based on a market approach, discounted cash flow of ongoing operations, discounted at the loan’s original effective interest rate, or a calculation of the fair value of the underlying collateral less estimated selling costs. Our policy is to obtain appraisals on collateral supporting individually evaluated loans on an annual basis, unless circumstances dictate a shorter time frame. Appraisals are reduced by estimated costs to sell the collateral, and, under certain circumstances, additional factors that may arise and cause us to believe our recoverable value may be less than the independent appraised value. Accordingly, individually evaluated loans are classified as Level 3.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in thousands)	Fair Value	Valuation Techniques (1)(2)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$2,139	Collateral	Appraisal value and discount due to salability conditions	3%

Loans measured for impairment, net	$3,450	Market Approach	Market value and discount due to salability conditions	33%

Other real estate owned	$2,568	Collateral	Appraisal value and discount due to salability conditions	17%
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
(2)The collateral which is used in the valuation of these loans is commercial real estate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying amounts and estimated fair values of financial instruments:

		June 30, 2021		December 31, 2020
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$529,453	$529,453	$435,442	$435,442
Debt securities available-for-sale	2	311,129	311,129	617,570	617,570
Debt securities held-to-maturity	2	1,014,712	1,010,135	211,691	214,299
Federal Home Loan Bank stock	2	11,817	11,817	13,284	13,284
Loans and leases held-for-investment, net	3	9,250,345	9,241,724	8,202,788	8,199,922
Accrued interest receivable	2	19,814	19,814	18,783	18,783
Investment management fees receivable, net	2	8,580	8,580	7,935	7,935
Bank owned life insurance	2	97,695	97,695	71,787	71,787
Other real estate owned	3	2,568	2,568	2,724	2,724
Interest rate swaps	2	109,374	109,374	144,333	144,333

Financial liabilities:
Deposits	2	$10,191,433	$10,204,889	$8,489,089	$8,510,799
Borrowings, net	2	345,600	354,653	400,493	402,714
Interest rate swaps	2	114,769	114,769	153,433	153,433

During the six months ended June 30, 2021 and 2020, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of June 30, 2021 and December 31, 2020:

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

OTHER REAL ESTATE OWNED
OREO is carried at fair value less estimated selling costs.

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

[12] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$2,879	$(4,206)	$(1,327)	$(6,678)	$(7,371)	$(14,049)
Change in unrealized holding gains (losses)	273	(311)	(38)	8,375	(1,200)	7,175
Losses (gains) reclassified from other comprehensive income	75	658	733	(5)	349	344
Net other comprehensive income (loss)	348	347	695	8,370	(851)	7,519
Balance, end of period	$3,227	$(3,859)	$(632)	$1,692	$(8,222)	$(6,530)

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$3,834	$(6,531)	$(2,697)	$2,756	$(1,624)	$1,132
Change in unrealized holding gains (losses)	(681)	1,372	691	(1,048)	(7,067)	(8,115)
Losses (gains) reclassified from other comprehensive income	74	1,300	1,374	(16)	469	453
Net other comprehensive income (loss)	(607)	2,672	2,065	(1,064)	(6,598)	(7,662)
Balance, end of period	$3,227	$(3,859)	$(632)	$1,692	$(8,222)	$(6,530)

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

(Dollars in thousands)	June 30, 2021	December 31, 2020
Assets:
Bank	$11,461,329	$9,819,719
Investment management	87,221	86,150
Parent and other	(7,378)	(9,053)
Total assets	$11,541,172	$9,896,816

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$55,555	$—	$—	$55,555	$51,661	$—	$—	$51,661
Interest expense	11,199	—	1,444	12,643	17,251	—	926	18,177
Net interest income (loss)	44,356	—	(1,444)	42,912	34,410	—	(926)	33,484
Provision for credit losses	96	—	—	96	6,005	—	—	6,005
Net interest income (loss) after provision for credit losses	44,260	—	(1,444)	42,816	28,405	—	(926)	27,479
Non-interest income:
Investment management fees	—	9,774	(323)	9,451	—	7,897	(159)	7,738
Net gain on the sale and call of debt securities	98	—	—	98	14	—	—	14
Other non-interest income	5,283	12	—	5,295	5,215	30	—	5,245
Total non-interest income (loss)	5,381	9,786	(323)	14,844	5,229	7,927	(159)	12,997
Non-interest expense:
Intangible amortization expense	—	478	—	478	—	486	—	486
Other non-interest expense	25,570	7,826	551	33,947	19,967	7,003	640	27,610
Total non-interest expense	25,570	8,304	551	34,425	19,967	7,489	640	28,096
Income (loss) before tax	24,071	1,482	(2,318)	23,235	13,667	438	(1,725)	12,380
Income tax expense (benefit)	4,565	286	(396)	4,455	2,173	102	(296)	1,979
Net income (loss)	$19,506	$1,196	$(1,922)	$18,780	$11,494	$336	$(1,429)	$10,401

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$107,547	$—	$—	$107,547	$115,863	$—	$—	$115,863
Interest expense	23,038	—	2,941	25,979	46,547	—	910	47,457
Net interest income (loss)	84,509	—	(2,941)	81,568	69,316	—	(910)	68,406
Provision for credit losses	320	—	—	320	8,998	—	—	8,998
Net interest income (loss) after provision for credit losses	84,189	—	(2,941)	81,248	60,318	—	(910)	59,408
Non-interest income:
Investment management fees	—	19,009	(558)	18,451	—	15,662	(286)	15,376
Net gain on the sale and call of debt securities	97	—	—	97	71	—	—	71
Other non-interest income	9,915	32	—	9,947	10,866	—	—	10,866
Total non-interest income (loss)	10,012	19,041	(558)	28,495	10,937	15,662	(286)	26,313
Non-interest expense:
Intangible amortization expense	—	956	—	956	—	988	—	988
Other non-interest expense	48,225	15,268	1,254	64,747	41,000	13,630	1,622	56,252
Total non-interest expense	48,225	16,224	1,254	65,703	41,000	14,618	1,622	57,240
Income (loss) before tax	45,976	2,817	(4,753)	44,040	30,255	1,044	(2,818)	28,481
Income tax expense (benefit)	9,294	596	(830)	9,060	5,521	130	(466)	5,185
Net income (loss)	$36,682	$2,221	$(3,923)	$34,980	$24,734	$914	$(2,352)	$23,296
[15] SUBSEQUENT EVENTS

On July 13, 2021 the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depositary share, on the Company’s Series B Preferred Stock, each of which is payable on October 1, 2021, to preferred shareholders of record as of the close of business on September 15, 2021. The Board also declared a dividend payable of 11 shares of the Company’s Series C Preferred Stock per share, and cash paid in lieu of a fractional share, which is payable on October 1, 2021, to preferred shareholders of record of the Series C Preferred Stock as of the close of business on September 15, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three and six months ended June 30, 2021. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021.

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

General

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company that operates through two reportable segments: Bank and Investment Management. Through TriState Capital Bank, a Pennsylvania chartered bank (the “Bank”), the Bank segment provides commercial banking services to middle-market and financial services businesses and private banking services to high-net-worth individuals and trusts. The Bank segment generates most of its revenue from interest on loans and investments, swap fees, loan fees, and liquidity and treasury management related fees. Its primary source of funding for loans is deposits and its secondary source of funding is borrowings. The Bank’s largest expenses are interest on these deposits and borrowings, and salaries and related employee benefits. Through Chartwell Investment Partners, LLC, an SEC-registered investment adviser (“Chartwell”), the Investment Management segment provides advisory and sub-advisory investment management services primarily to institutional investors, mutual funds and individual investors. It also supports marketing efforts for Chartwell’s proprietary investment products through Chartwell TSC Securities Corp., our registered broker-dealer subsidiary (“CTSC Securities”). The Investment Management segment generates its revenue from investment management fees earned on assets under management, and its largest expenses are salaries and related employee benefits.

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

Executive Overview

We are a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market and financial services businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $11.51 billion as of June 30, 2021. CTSC Securities, our broker-dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products and is regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Developments Related to COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic. This public health crisis has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in the United States and globally, including the markets that we serve. In response to the crisis, the Board of Governors of the Federal Reserve (the “Federal Reserve”) cut benchmark federal fund interest rates to near zero. In addition, in

March 2020, the CARES Act was enacted. The CARES Act, as well as subsequent economic stimulus legislation, contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic.

At the onset of the pandemic, we continually assessed its impact on our businesses. The impacts to Chartwell and private banking were relatively short-term in nature given the rapid recovery in equity markets. For commercial banking, we proactively conducted outreach to all loan customers to understand the potential impact that COVID-19 could have on their business. We implemented deferral arrangements with some of these customers in accordance with the CARES Act and bank regulatory guidance. The majority of our deferrals have already resumed payment. Only four loans representing $41.0 million, or 0.4% of total loans, have not yet resumed payment at June 30, 2021, which was ahead of our previous forecasts. While this crisis may have substantial impact on many businesses, we have maintained our disciplined approach of focusing primarily on commercial lending opportunities within our four-state Mid-Atlantic region and with financial services companies where our team has deep experience and relationships. Additionally, we have worked to keep our commercial loan sizes predominately below our preferred hold level of $10.0 million. The Bank is not a qualified lender or additional lender registered with the Small Business Administration and is not participating in the Paycheck Protection Program, established by the CARES Act.

Performance

For the three months ended June 30, 2021, our net income available to common shareholders was $15.7 million compared to $8.4 million for the same period in 2020, an increase of $7.3 million, or 86.1%. This increase in net income available to common shareholders from the same period in 2020 was due to: an increase in net interest income of $9.4 million, or 28.2%, an increase in non-interest income of $1.8 million, or 14.2%, and lower provision for credit losses of $5.9 million. The increase was partially offset by an increase of $6.3 million, or 22.5%, in non-interest expense, an increase of $2.5 million in income tax expense, and an increase in preferred stock dividends of $1.1 million.

For the six months ended June 30, 2021, our net income available to common shareholders was $28.8 million compared to $19.4 million for the same period in 2020, an increase of $9.5 million, or 48.9%. The increase in net income available to common shareholders from the same period in 2020 was due to an increase in net interest income of $13.2 million, or 19.2%, an increase in non-interest income of $2.2 million, or 8.3%, and lower provision for credit losses of $8.7 million, which were partially offset by an increase of $8.5 million, or 14.8%, in non-interest expense, an increase of $3.9 million in income tax expense, and an increase in preferred stock dividends of $2.2 million.

Our diluted EPS was $0.41 for the three months ended June 30, 2021, compared to $0.30 for the same period in 2020, an increase of $0.11 per share, or 36.7%. Our diluted EPS was $0.76 for the six months ended June 30, 2021, compared to $0.68 for the same period in 2020, an increase of $0.08 per share, or 11.8%. Results for the three and six months ended June 30, 2021, include a higher number of diluted shares outstanding and an increase in preferred dividends compared to 2020 results due to the effect of our December 30, 2020 private placement of $105 million of common stock, convertible preferred stock and warrants. EPS is computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends accumulated or declared and participation rights in undistributed earnings. For more information on the Company’s calculation of EPS, refer to Note 1, Summary of Significant Accounting Policies and Note 9, Earnings per Common Share, to our unaudited condensed consolidated financial statements.
Net interest income and non-interest income, excluding net gains and losses on the sale of securities, combined to generate total revenue of $57.7 million for the three months ended June 30, 2021, an increase of 24.1% from $46.5 million for the same period in 2020. For the six months ended June 30, 2021, total revenue increased $15.3 million, or 16.2%, to $110.0 million from $94.6 million for the same period in 2020. The increase in total revenue for the three and six months ended June 30, 2021, was driven largely by higher net interest income due to decreased funding costs and loan growth and increased investment management fees from Chartwell for both periods.

Our annualized net interest margin was 1.63% and 1.52% for the three months ended June 30, 2021 and 2020, respectively, and 1.61% and 1.67% for the six months ended June 30, 2021 and 2020, respectively. The increase in net interest margin for the three months ended June 30, 2021, was driven by a decrease of 34 basis points in the yield on loans, which was more than offset by a decrease of 38 basis points in the cost of interest-bearing liabilities. The decrease in net interest margin for the six months ended June 30, 2021, was driven by a decrease of 73 basis points in the yield on loans, which was partially offset by a decrease of 72 basis points in the cost of interest-bearing liabilities.

The significant reduction in interest rates by the Federal Reserve in response to the COVID-19 pandemic impacted our interest-earning assets and interest-bearing liabilities. Our loans are predominantly variable rate loans. Many are indexed to one-month LIBOR. At the end of the first quarter 2020, we placed interest rate floors on the majority of our floating rate loans, particularly our private banking loans, and we have continued to implement floors on newly originated loans. As a result, approximately 50% of our total loans have floors that are currently benefiting the Bank compared to their contractual index. While we continue to implement floors on most newly originated loans, we have transitioned our pricing strategy to focus on wider spreads to achieve loan yield and implement lower floor rates to manage our interest rate sensitivity. Our deposits are a combination of fixed-rate time deposits and variable rate deposits, many of which are indexed to the Effective federal funds rate and others that are priced at the Bank’s discretion. The majority of the floating rate deposits were initially repriced in March 2020, in line with the Federal Reserve rate reduction.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $9.5 million for the three months ended June 30, 2021, as compared to $7.7 million for the same period in 2020, and $18.5 million for the six months ended June 30, 2021, as compared to $15.4 million for the same period in 2020. Assets under management were $11.51 billion as of June 30, 2021, an increase of $2.26 billion from June 30, 2020, driven by net inflows of $553.0 million and market appreciation of $1.70 billion. Chartwell’s annual run-rate revenue increased to $39.9 million for the six months ended June 30, 2021, compared to $32.0 million for the same period in 2020. For the three months ended June 30, 2021, investment fees have grown $1.9 million, or 23%, while expenses have grown at almost half this rate at $815,000, or just over 10%, generating significant operating leverage. Similarly, for the six months ended June 30, 2021, investment fees have grown $3.4 million, or 22%, while expenses have grown $1.6 million, or just over 10%.

Another large component of our non-interest income is swap fees at the Bank, which totaled $3.9 million for the three months ended June 30, 2021, and $3.9 million for the same period in 2020. Swap fees totaled $6.6 million for the six months ended June 30, 2021, as compared to $8.2 million for the same period in 2020. The decrease in swap fees for the six months ended June 30, 2021, was due to a decrease in demand from customers for interest rate protection through swaps given recent movement in the yield curve. Although swap fees have decreased for the six months ended June 30, 2021, we have seen increased demand for interest rate protection through swaps from our private banking clients. The number of swaps executed from our private banking clients increased almost 40% for the three months ended June 30, 2021, as a result of our sales efforts. The average maturity of our back-to-back swap portfolio on both our commercial and private banking executed swaps was approximately eight years for the three months ended June 30, 2021, compared to 10 years for the same period in 2020.

Our annualized ratio of non-interest expense to average assets was 1.27% and 1.22% for the three months ended June 30, 2021 and 2020, respectively, and 1.26% and 1.34% for the six months ended June 30, 2021 and 2020, respectively. The Bank’s efficiency ratio was 51.51% and 50.39% for the three months ended June 30, 2021 and 2020, respectively, and 51.07% and 51.13% for the six months ended June 30, 2021 and 2020, respectively. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 17.8%, partially offset by the growth in the Bank’s non-interest expense of 17.6% for the six months ended June 30, 2021. The Bank’s efficiency ratio improved for the six months ended June 30, 2021, despite the increase in non-interest expense of 17.6%, demonstrating that we are making worthwhile investments in the technology and people necessary to drive responsible growth.

Our annualized return on average assets (net income to average total assets) was 0.69% and 0.45% for the three months ended June 30, 2021 and 2020, respectively, and 0.67% and 0.54% for the six months ended June 30, 2021 and 2020, respectively. Our annualized return on average common equity (net income available to common shareholders to average common equity) was 10.37% and 6.62% for the three months ended June 30, 2021 and 2020, respectively, and 9.73% and 7.60% for the six months ended June 30, 2021 and 2020, respectively. The increase in the annualized return on common equity is a result of the productive deployment of capital that was raised in December 2020. Given the recent deployment of new capital and the significant balance sheet growth, return on average assets will lag the improvement in return on equity until those loans and investments are able to generate income for a full reporting period.

Our total assets were $11.54 billion as of June 30, 2021, an increase of $1.64 billion, or 33.5% on an annualized basis, from December 31, 2020, primarily due to an increase in cash and cash equivalents, growth in our loan and lease portfolio and growth in our investment portfolio. Loans and leases held-for-investment grew by $1.05 billion to $9.28 billion as of June 30, 2021, an annualized increase of 25.6% from December 31, 2020, as a result of growth in our commercial and private banking loan portfolios. Cash and cash equivalents increased $94.0 million, or 43.5% on an annualized basis, to $529.5 million as of June 30, 2021, from December 31, 2020. Total investment securities increased $495.1 million, or 118.5% on an annualized basis, to $1.34 billion as of June 30, 2021, from December 31, 2020. Total deposits increased $1.70 billion, or 40.4% on an annualized basis, to $10.19 billion as of June 30, 2021, from December 31, 2020. We focus on high quality loan growth and we aim to increase our assets through adding to our investment portfolio as part of our strategy to build greater on-balance sheet liquidity, funded through our deposits.

Our ratio of adverse rated credits to total loans declined to 0.37% at June 30, 2021, from 0.62% at December 31, 2020, primarily due to the reduction in criticized assets of $17.3 million. Our ratio of allowance for credit losses on loans and leases to loans and leases was 0.35% and 0.42% as of June 30, 2021 and December 31, 2020, respectively. We recorded provision for credit losses of $320,000 for the six months ended June 30, 2021, compared to $9.0 million for the six months ended June 30, 2020.

Our book value per common share increased $0.76 to $18.54 as of June 30, 2021, from $17.78 as of December 31, 2020, largely as a result of an increase in our net income available to common shareholders, which was partially offset by the issuance of restricted stock during the six months ended June 30, 2021.

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

TRISTATE CAPITAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)

(Dollars in thousands, except per share data)	June 30, 2021	December 31, 2020
Tangible common equity and tangible book value per common share:
Common shareholders’ equity	$615,225	$580,002
Less: goodwill and intangible assets	62,955	63,911
Tangible common equity (numerator)	$552,270	$516,091
Common shares outstanding (denominator)	33,176,934	32,620,150
Tangible book value per common share	$16.65	$15.82

(Dollars in thousands)	June 30, 2021	December 31, 2020
Tangible common equity ratio excluding private banking channel loans:
Common shareholders' equity	$615,225	$580,002
Less: goodwill and intangible assets	62,955	63,911
Tangible common equity (numerator)	$552,270	$516,091
Total assets	11,541,172	9,896,816
Less: goodwill and intangible assets	62,955	63,911
Tangible assets	$11,478,217	$9,832,905
Tangible common equity ratio	4.81%	5.25%
Less: private banking loans	5,713,562	4,807,800
Tangible assets excluding private banking loans (denominator)	$5,764,655	$5,025,105
Tangible common equity ratio excluding private banking loans	9.58%	10.27%

TRISTATE CAPITAL HOLDINGS, INC.
NON-GAAP FINANCIAL MEASURES (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Total revenue and pre-tax, pre-provision net revenue:
Net interest income	$42,912	$33,484	$81,568	$68,406
Total non-interest income	14,844	12,997	28,495	26,313
Less: net gain on the sale and call of debt securities	98	14	97	71
Total revenue	$57,658	$46,467	$109,966	$94,648
Less: total non-interest expense	34,425	28,096	65,703	57,240
Pre-tax, pre-provision net revenue	$23,233	$18,371	$44,263	$37,408

BANK SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Bank total revenue:
Net interest income	$44,356	$34,410	$84,509	$69,316
Total non-interest income	5,381	5,229	10,012	10,937
Less: net gain on the sale and call of debt securities	98	14	97	71
Bank total revenue	$49,639	$39,625	$94,424	$80,182

Bank efficiency ratio:
Total non-interest expense (numerator)	$25,570	$19,967	$48,225	$41,000
Total revenue (denominator)	$49,639	$39,625	$94,424	$80,182
Bank efficiency ratio	51.51%	50.39%	51.07%	51.13%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Investment Management EBITDA:
Net income	$1,196	$336	$2,221	$914
Interest expense	—	—	—	—
Income tax expense	286	102	596	130
Depreciation expense	103	107	206	216
Intangible amortization expense	478	486	956	988
EBITDA	$2,063	$1,031	$3,979	$2,248

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 74.2% and 72.3% of total revenue for the six months ended June 30, 2021 and 2020, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$55,555	$51,661	$107,547	$115,863
Fully taxable equivalent adjustment	8	6	15	36
Interest income adjusted	55,563	51,667	107,562	115,899
Less: interest expense	12,643	18,177	25,979	47,457
Net interest income adjusted	$42,920	$33,490	$81,583	$68,442

Yield on earning assets (1) (2)	2.11%	2.35%	2.13%	2.83%
Cost of interest-bearing liabilities (1)	0.54%	0.92%	0.57%	1.29%
Net interest spread (1) (2)	1.57%	1.43%	1.56%	1.54%
Net interest margin (1) (2)	1.63%	1.52%	1.61%	1.67%
(1)Annualized.
(2)Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended June 30, 2021 and 2020. Non-accrual loans are included in the calculation of average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2021 and 2020.

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$407,627	$114	0.11%	$1,098,510	$342	0.13%
Federal funds sold	11,502	2	0.07%	7,883	1	0.05%
Debt securities available-for-sale	266,264	886	1.33%	329,015	2,026	2.48%
Debt securities held-to-maturity	1,040,658	2,705	1.04%	292,898	1,616	2.22%
FHLB stock	11,776	154	5.25%	13,269	305	9.24%
Total loans and leases	8,808,775	51,702	2.35%	7,094,744	47,377	2.69%
Total interest-earning assets	10,546,602	55,563	2.11%	8,836,319	51,667	2.35%
Other assets	347,923			408,950
Total assets	$10,894,525			$9,245,269

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$3,852,078	$3,214	0.33%	$2,327,513	$2,719	0.47%
Money market deposit accounts	4,316,946	5,636	0.52%	3,862,068	7,377	0.77%
Certificates of deposit	929,906	1,256	0.54%	1,389,984	5,857	1.69%
Borrowings:
FHLB borrowings	250,000	1,082	1.74%	300,000	1,284	1.72%
Line of credit borrowings	—	—	—%	22,747	260	4.60%
Subordinated notes payable, net	95,565	1,455	6.11%	44,417	680	6.16%
Total interest-bearing liabilities	9,444,495	12,643	0.54%	7,946,729	18,177	0.92%
Noninterest-bearing deposits	460,601			417,732
Other liabilities	203,033			252,303
Shareholders’ equity	786,396			628,505
Total liabilities and shareholders’ equity	$10,894,525			$9,245,269

Net interest income (1)		$42,920			$33,490
Net interest spread (1)			1.57%			1.43%
Net interest margin (1)			1.63%			1.52%
(1)Calculated on a fully taxable equivalent basis.
(2)Annualized.

Net Interest Income for the Three Months Ended June 30, 2021 and 2020. Net interest income, calculated on a fully taxable equivalent basis, increased $9.4 million, or 28.2%, to $42.9 million for the three months ended June 30, 2021, from $33.5 million for the same period in 2020. The increase in net interest income for the three months ended June 30, 2021, was comprised of an increase of $3.9 million, or 7.5%, in interest income and a decrease of $5.5 million, or 30.4%, in interest expense. Net interest margin increased to 1.63% for the three months ended June 30, 2021, as compared to 1.52% for the same period in 2020, driven by lower cost of funds and higher volume of loans.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $1.71 billion, or 24.2%, partially offset by a decrease of 34 basis points in yield on our loans, for the three months ended June 30, 2021, compared to the same period in 2020. The most significant factors driving the yield on our loan portfolio was the impact of the decreases to the Federal Reserve’s target federal funds rate in 2020 on our floating-rate loans as well as increased on-balance sheet liquidity. The change in yield is also attributable to our lower-risk, lower-yielding marketable-securities-

backed private banking loans and commercial loans. The overall yield on interest-earning assets declined 24 basis points to 2.11% for the three months ended June 30, 2021, as compared to 2.35% for the same period in 2020, primarily due to the lower yield on loans.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 38 basis points in the average rate paid on our interest-bearing liabilities, partially offset by an increase of $1.50 billion, or 18.8%, in average interest-bearing liabilities for the three months ended June 30, 2021, compared to the same period in 2020. The decrease in the average rate paid on our interest-bearing liabilities reflected decreases in rates paid in all deposit categories, which was largely driven by the decreases of the Federal Reserve’s target federal funds rate in 2020, which impacted our variable-rate liabilities. The change in yield is also a result of our increased on-balance sheet liquidity. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.52 billion in average interest-bearing checking accounts and an increase of $454.9 million in average money market deposit accounts, partially offset by a decrease of $460.1 million in average certificates of deposits. The ongoing success of our treasury management business contributed to our growth in our checking account deposit categories.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended June 30, 2021, compared to the same period in 2020. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30,
	2021 over 2020
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(32)	$(196)	$(228)
Federal funds sold	—	1	1
Debt securities available-for-sale	(806)	(334)	(1,140)
Debt securities held-to-maturity	(1,229)	2,318	1,089
FHLB stock	(120)	(31)	(151)
Total loans	(6,198)	10,523	4,325
Total increase (decrease) in interest income	(8,385)	12,281	3,896

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(932)	1,427	495
Money market deposit accounts	(2,535)	794	(1,741)
Certificates of deposit	(3,094)	(1,507)	(4,601)
Borrowings:
FHLB borrowings	14	(216)	(202)
Line of credit borrowings	—	(260)	(260)
Subordinated notes payable, net	(4)	779	775
Total increase (decrease) in interest expense	(6,551)	1,017	(5,534)
Total increase (decrease) in net interest income	$(1,834)	$11,264	$9,430
(1)The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the six months ended June 30, 2021 and 2020. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2021 and 2020.

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$481,119	$272	0.11%	$781,406	$1,705	0.44%
Federal funds sold	11,032	4	0.07%	7,491	21	0.56%
Debt securities available-for-sale	307,322	1,456	0.96%	305,442	4,070	2.68%
Debt securities held-to-maturity	840,302	4,605	1.11%	247,326	3,104	2.52%
Debt securities trading	156	1	1.29%	115	1	1.75%
FHLB stock	11,664	336	5.81%	16,724	703	8.45%
Total loans and leases	8,543,889	100,888	2.38%	6,883,718	106,295	3.11%
Total interest-earning assets	10,195,484	107,562	2.13%	8,242,222	115,899	2.83%
Other assets	361,594			360,699
Total assets	$10,557,078			$8,602,921

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$3,461,202	$6,008	0.35%	$1,900,563	$7,933	0.84%
Money market deposit accounts	4,331,121	11,600	0.54%	3,705,517	22,031	1.20%
Certificates of deposit	971,155	3,252	0.68%	1,386,510	13,233	1.92%
Borrowings:
FHLB borrowings	251,933	2,154	1.72%	360,962	3,319	1.85%
Line of credit borrowings	2,282	55	4.86%	12,115	261	4.33%
Subordinated notes payable, net	95,538	2,910	6.14%	22,208	680	6.16%
Total interest-bearing liabilities	9,113,231	25,979	0.57%	7,387,875	47,457	1.29%
Noninterest-bearing deposits	442,668			383,909
Other liabilities	225,223			202,755
Shareholders’ equity	775,956			628,382
Total liabilities and shareholders’ equity	$10,557,078			$8,602,921

Net interest income (1)		$81,583			$68,442
Net interest spread (1)			1.56%			1.54%
Net interest margin (1)			1.61%			1.67%
(1)Calculated on a fully taxable equivalent basis.
(2)Annualized.

Net Interest Income for the Six Months Ended June 30, 2021 and 2020. Net interest income, calculated on a fully taxable equivalent basis, increased $13.1 million, or 19.2%, to $81.6 million for the six months ended June 30, 2021, from $68.4 million for the same period in 2020. This increase in net interest income for the six months ended June 30, 2021 was comprised of a decrease of $8.3 million, or 7.2%, in interest income, which was more than offset by a decrease of $21.5 million, or 45.3%, in interest expense. Net interest margin was 1.61% for the six months ended June 30, 2021, compared to 1.67% for the same period in 2020, driven by a lower yield on our loan portfolio, partially offset by a lower cost of funds. Our compressed net interest margin for the six months ended June 30, 2021, resulted from the Federal Reserve interest rate cuts in 2020 and higher average balances of lower-earning assets.

The decrease in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $1.66 billion, or 24.1%, more than offset by a decrease of 73 basis points in yield on our loans, for the six months ended June 30, 2021, compared to the same period in 2020. The most significant factor driving the yield on our loan portfolio was the impact of the decreases to the Federal Reserve’s target federal funds rate in 2020 on our floating-rate loans. The change in yield is also attributable to an increased portion of our portfolio comprised of our lower-risk, lower-yielding marketable securities backed private banking loans. The overall yield on interest-earning assets declined 70 basis points to 2.13% for the six months ended June 30, 2021, as compared to 2.83% for the same period in 2020, primarily due to the lower loan yields. Our loans are predominantly variable rate loans indexed to one-month LIBOR.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 72 basis points in the average rate paid on our interest-bearing liabilities, partially offset by an increase of $1.73 billion, or 23.4%, in average interest-bearing liabilities for the six months ended June 30, 2021, compared to the same period in 2020. The decrease in average rate paid on our interest-bearing liabilities reflected decreases in rates paid in all deposit categories and our FHLB borrowings, which was largely driven by the impact of the decreases to the Federal Reserve’s target Federal funds rate in 2020 on our variable-rate liabilities. The change in expense is also a result of our increased on-balance sheet liquidity. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.56 billion in average interest-bearing checking accounts and an increase of $625.6 million in average money market deposit accounts, partially offset by a decrease of $415.4 million in average certificates of deposit.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the six months ended June 30, 2021, compared to the same period in 2020. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Six Months Ended June 30,
	2021 over 2020
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(943)	$(490)	$(1,433)
Federal funds sold	(24)	7	(17)
Debt securities available-for-sale	(2,639)	25	(2,614)
Debt securities held-to-maturity	(2,522)	4,023	1,501
FHLB stock	(186)	(181)	(367)
Total loans	(27,595)	22,188	(5,407)
Total increase (decrease) in interest income	(33,909)	25,572	(8,337)

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(6,172)	4,247	(1,925)
Money market deposit accounts	(13,624)	3,193	(10,431)
Certificates of deposit	(6,823)	(3,158)	(9,981)
Borrowings:
FHLB borrowings	(206)	(959)	(1,165)
Line of credit borrowings	29	(235)	(206)
Subordinated notes payable, net	—	2,230	2,230
Total increase (decrease) in interest expense	(26,796)	5,318	(21,478)
Total increase (decrease) in net interest income	$(7,113)	$20,254	$13,141
(1)The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses on Loans and Leases

The provision for credit losses on loans and leases represent our determination of the amount necessary to be recorded against the current period’s earnings to maintain the allowance for credit loss at a level that is consistent with management’s assessment of credit losses in the loan and lease portfolio at a specific point in time under the methodology required by CECL. Results for the three and six months ended June 30, 2021, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. For additional information regarding our allowance for credit losses on loans and leases, see “Allowance for Credit Losses on Loans and Leases.”

Provision for Loan and Lease Losses for the Three Months Ended June 30, 2021 and 2020. We recorded provision expense for loan and lease losses of $186,000 for the three months ended June 30, 2021, compared to provision expense of $6.0 million for the three months ended June 30, 2020. The provision expense for loan and lease losses for the three months ended June 30, 2021, was comprised of a net decrease in general reserves of $857,000 largely due to adjustments to the qualitative risk factors related to consensus forecasts of an economic recovery and reductions in modeled losses, and a decrease in specific reserves on non-performing loans of $1.3 million, more than offset by charge-offs in our commercial real estate portfolio of $2.4 million, all of which were previously reserved. The provision expense for loan and lease losses for the three months ended June 30, 2020, was comprised of a net increase in general reserves of $5.0 million largely due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic and a net increase of $1.0 million in specific reserves on non-performing loans, largely driven by a new non-accrual loan in our commercial loan portfolio.

Provision for Credit Losses on Loans and Leases for the Six Months Ended June 30, 2021 and 2020. We recorded provision expense for loan and lease losses of $399,000 for the six months ended June 30, 2021, compared to $9.0 million for the six months ended June 30, 2020. The provision expense for credit losses on loans and leases for the six months ended June 30, 2021, was comprised of a net decrease in general reserves of $5.8 million largely due to adjustments to the qualitative risk factors related to consensus forecasts of an economic recovery and reductions in modeled losses, partially offset by an increase of $3.6 million in specific reserves on non-performing loans, largely driven by two new non-accrual loans and charge-offs of $2.6 million, all in our commercial loan portfolio, most of which was previously reserved. The provision expense for loan and lease losses for the six months ended June 30, 2020, was comprised of an increase in general reserves of $8.3 million largely due to adjustments to the qualitative risk factors in response to economic uncertainty around the COVID-19 pandemic, in addition to a net increase of $1.0 million in specific reserves on non-performing loans, largely driven by a new non-accrual loan in our commercial loan portfolio, which were partially offset by recoveries of $342,000 in our commercial and industrial portfolio.

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

The following table presents the components of our non-interest income by operating segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,774	$(323)	$9,451	$—	$7,897	$(159)	$7,738
Service charges on deposits	325	—	—	325	315	—	—	315
Net gain on the sale and call of debt securities	98	—	—	98	14	—	—	14
Swap fees	3,913	—	—	3,913	3,853	—	—	3,853
Commitment and other loan fees	564	—	—	564	462	—	—	462
Bank owned life insurance income	480	—	—	480	429	—	—	429
Other income (1)	1	12	—	13	156	30	—	186
Total non-interest income	$5,381	$9,786	$(323)	$14,844	$5,229	$7,927	$(159)	$12,997
(1)Other income is largely comprised of items such as change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Three Months Ended June 30, 2021 and 2020. Our non-interest income was $14.8 million for the three months ended June 30, 2021, an increase of $1.8 million, or 14.2%, from $13.0 million for the same period in 2020. This increase was primarily related to an increase in investment management fees and commitment and other loan fees, partially offset by lower other income, as follows:

Bank Segment:

•Commitment and other loan fees for the three months ended June 30, 2021 increased $102,000 compared to the same period in 2020, primarily due to an increase in letter of credit fee income.

•Other income for the three months ended June 30, 2021 decreased $155,000 compared to the same period in 2020, primarily due to a prior year net gain on the sale of OREO.

Investment Management Segment:

•Investment management fees increased $1.9 million for the three months ended June 30, 2021, compared to the same period in 2020, due to higher assets under management of $11.51 billion as of June 30, 2021, an increase of $2.26 billion from June 30, 2020. The increase was driven by net inflows of $553.0 million and market appreciation of $1.70 billion. The weighted average fee rate was 0.35% for the three months ended June 30, 2021 and 2020.

The following table presents the components of our non-interest income by operating segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$19,009	$(558)	$18,451	$—	$15,662	$(286)	$15,376
Service charges on deposits	641	—	—	641	528	—	—	528
Net gain on the sale and call of debt securities	97	—	—	97	71	—	—	71
Swap fees	6,624	—	—	6,624	8,226	—	—	8,226
Commitment and other loan fees	890	—	—	890	881	—	—	881
Bank owned life insurance income	909	—	—	909	857	—	—	857
Other income (1)	851	32	—	883	374	—	—	374
Total non-interest income	$10,012	$19,041	$(558)	$28,495	$10,937	$15,662	$(286)	$26,313
(1)Other income is largely comprised of items such as change in fair value on swaps, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Six Months Ended June 30, 2021 and 2020. Our non-interest income was $28.5 million for the six months ended June 30, 2021, an increase of $2.2 million, or 8.3%, from $26.3 million for the same period in 2020. This increase was primarily related to an increase in investment management fees and other income, partially offset by a decrease in swap fees, as follows:

Bank Segment:

•Swap fees decreased $1.6 million for the six months ended June 30, 2021, compared to the same period in 2020, due to a decrease in demand by customers for interest rate protection through swaps given recent movement in the yield curve. While level and frequency of income associated with swap transactions can vary materially from period to period based on customers’ expectations of market conditions and term loan originations, there is customer demand for long-term interest rate protection in the current interest rate environment.

•Other income increased $477,000 for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an early payoff of a customer’s equipment lease and resulting gain on the sale of leased equipment within our commercial banking portfolio, which was partially offset by lower gains in our debt trading portfolio.

Investment Management Segment:

•Investment management fees increased $3.3 million for the six months ended June 30, 2021, compared to the same period in 2020, due to higher assets under management. Assets under management were $11.51 billion as of June 30, 2021, an increase of $2.26 billion from June 30, 2020. This was driven by net inflows of $553.0 million and market appreciation of $1.70 billion. The weighted average fee rate was 0.35% for the six months ended June 30, 2021 and 2020.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$14,713	$5,908	$316	$20,937	$11,370	$4,877	$322	$16,569
Premises and equipment expense	1,003	170	—	1,173	1,131	384	—	1,515
Professional fees	1,990	216	(82)	2,124	755	333	21	1,109
FDIC insurance expense	1,125	—	—	1,125	2,560	—	—	2,560
General insurance expense	267	74	—	341	209	69	—	278
State capital shares tax	777	—	—	777	366	—	—	366
Travel and entertainment expense	575	64	—	639	250	29	—	279
Technology and data services	2,905	782	—	3,687	1,711	703	—	2,414
Intangible amortization expense	—	478	—	478	—	486	—	486
Marketing and advertising	526	372	—	898	311	375	—	686
Other operating expenses (1)	1,689	240	317	2,246	1,304	233	297	1,834
Total non-interest expense	$25,570	$8,304	$551	$34,425	$19,967	$7,489	$640	$28,096

Full-time equivalent employees (2)	283	58	—	341	229	58	—	287

(1)Other operating expenses include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses, provision for unfunded commitments and other general operating expenses.
(2)Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended June 30, 2021 and 2020. Our non-interest expense for the three months ended June 30, 2021, increased $6.3 million, or 22.5%, as compared to the same period in 2020, which included a $5.6 million increase in expenses of the Bank segment and an $815,000 increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•The Bank’s compensation and employee benefits costs for the three months ended June 30, 2021, increased by $3.3 million compared to the same period in 2020, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses. Due to the uncertainty of the pandemic in 2020, we minimized hiring efforts beginning in the second quarter of 2020, and have now front-loaded that hiring. These increases are a result of our investment in talent to support scalable growth and client experience.

•Professional fees increased $1.2 million for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to higher audit and accounting fees related to routine accounting and regulatory compliance.

•Federal Deposit Insurance Corporation (“FDIC”) insurance expense decreased $1.4 million for the three months ended June 30, 2021 compared to the same period in 2020 due to a lower assessment rate as the Bank began to quality for the FDIC’s large bank assessment methodology.

•Technology and data services for the three months ended June 30, 2021 increased by $1.2 million compared to the same period in 2020, primarily due to increased software licensing fees and software depreciation expense as a result of our enhancements in technology and product innovation to support scalable growth. Similarly, due to the uncertainty of the pandemic in 2020, we delayed the spending on investments in innovation and development. As we gained more certainty around the pandemic and the economic environment in the second half of 2020 and continuing into 2021, we again have made meaningful investments in innovation and development.

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the three months ended June 30, 2021, increased by $1.0 million compared to the same period in 2020, primarily due to an increase in variable incentive compensation expense as a function of increased revenue.

•Premises and equipment expense for three months ended June 30, 2021 decreased by $214,000 compared to the same period in 2020, primarily due to lower rent expense as a result of a new lease amendment effective April 1, 2021.

•Professional fees for the three months ended June 30, 2021 decreased by $117,000 compared to the same period in 2020, primarily due to lower legal fees related to the mutual fund complex in 2021.

The following table presents the components of our non-interest expense by operating segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$28,906	$11,356	$596	$40,858	$23,761	$9,645	$609	$34,015
Premises and equipment expense	2,038	541	—	2,579	2,123	778	—	2,901
Professional fees	3,088	388	(28)	3,448	1,644	439	496	2,579
FDIC insurance expense	2,250	—	—	2,250	4,730	—	—	4,730
General insurance expense	496	143	—	639	403	137	—	540
State capital shares tax	1,427	—	—	1,427	749	—	—	749
Travel and entertainment expense	991	89	—	1,080	920	223	—	1,143
Technology and data services	5,206	1,581	—	6,787	3,319	1,398	—	4,717
Intangible amortization expense	—	956	—	956	—	988	—	988
Marketing and advertising	920	662	—	1,582	693	607	—	1,300
Other operating expenses (1)	2,903	508	686	4,097	2,658	403	517	3,578
Total non-interest expense	$48,225	$16,224	$1,254	$65,703	$41,000	$14,618	$1,622	$57,240

(1)Other operating expenses include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses, provision for unfunded commitments and other general operating expenses.

Non-Interest Expense for the Six Months Ended June 30, 2021 and 2020. Our non-interest expense for the six months ended June 30, 2021, increased $8.5 million, or 14.8%, as compared to the same period in 2020, which included a $7.2 million increase in expenses of the Bank segment and a $1.6 million increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•The Bank’s compensation and employee benefits costs for the six months ended June 30, 2021, increased by $5.1 million compared to the same period in 2020, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses. Due to the uncertainty of the pandemic in 2020, we minimized hiring efforts beginning in the second quarter of 2020, and have now front-loaded that hiring. These increases are a result of our investment in talent to support scalable growth and client experience.

•Professional fees for the six months ended June 30, 2021 increased $1.4 million compared to the same period in 2020, primarily due to higher audit and accounting fees related to routine accounting and regulatory compliance.

•FDIC insurance expense for the six months ended June 30, 2021 decreased $2.5 million compared to the same period in 2020, due to a lower assessment rate as the Bank began to quality for the FDIC’s large bank assessment methodology.

•Technology and data services for the six months ended June 30, 2021, increased $1.9 million compared to the same period in 2020, primarily due to increased software licensing fees and software depreciation expense as a result of our enhancements in technology and product innovation to support scalable growth. Similarly, due to the uncertainty of the pandemic in 2020, we delayed the spending on investments in innovation and development. As we gained more certainty around the pandemic and the economic environment in the second half of 2020 and continuing into 2021, we again have made meaningful investments in innovation and development.

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the six months ended June 30, 2021, increased by $1.7 million compared to the same period in 2020, primarily due to an increase in variable incentive compensation expense as a function of increased revenue.

•Premises and equipment expense for six months ended June 30, 2021 decreased by $237,000 compared to the same period in 2020, primarily due to lower rent expense primarily due to lower rent expense as a result of a new lease amendment effective April 1, 2021.

•Travel and entertainment expense for the six months ended June 30, 2021 decreased by $134,000 compared to the same period in 2020, primarily due to decreased travel and events as a result of the COVID-19 pandemic.

•Technology and data services for the six months ended June 30, 2021 increased by $183,000 compared to the same period in 2020, primarily due to higher information and data services fees as a result of efforts to align Chartwell with the Bank information technology new website in 2021, which were partially offset by lower investment research fees.

•Other operating expenses for the six months ended June 30, 2021, increased by $105,000 compared to the same period in 2020, primarily due to higher mutual fund platform distribution expenses.

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

Income Taxes for the Three Months Ended June 30, 2021 and 2020. For the three months ended June 30, 2021, we recognized income tax expense of $4.5 million, or 19.2% of income before tax, as compared to income tax expense of $2.0 million, or 16.0% of income before tax, for the same period in 2020. Our effective tax rate of 19.2% for the three months ended June 30, 2021, increased compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2021 compared to 2020.

Income Taxes for the Six Months Ended June 30, 2021 and 2020. For the six months ended June 30, 2021, we recognized income tax expense of $9.1 million, or 20.6% of income before tax, as compared to income tax expense of $5.2 million, or 18.2% of income before tax, for the same period in 2020. Our effective tax rate of 20.6% for the six months ended June 30, 2021, increased compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2021 compared to 2020.

Financial Condition

Our total assets as of June 30, 2021, were $11.54 billion, an increase of $1.64 billion, or 33.5% on an annualized basis, from December 31, 2020, driven primarily by growth in our loan and investment portfolio. As of June 30, 2021, our loan portfolio totaled $9.28 billion, an increase of $1.05 billion, or 25.6% on an annualized basis, from December 31, 2020. Total investment securities increased $495.1 million, or 118.5% on an annualized basis, to $1.34 billion as of June 30, 2021, from December 31, 2020. We focus on high quality loan growth and we aim to increase our assets through adding to our investment portfolio as part of our strategy to build greater on-balance sheet liquidity, funded through our deposits.

As of June 30, 2021, our total deposits were $10.19 billion, an increase of $1.70 billion, or 40.4% annualized, from December 31, 2020. Net borrowings decreased $54.9 million to $345.6 million as of June 30, 2021, from December 31, 2020. Our shareholders’

equity increased $37.4 million to $794.6 million as of June 30, 2021, from December 31, 2020, primarily due to net income of $35.0 million, $5.4 million in stock-based compensation and an increase of $2.1 million in accumulated other comprehensive income, partially offset by preferred stock dividends paid of $3.9 million, and the increase of $1.6 million in treasury stock related to the net settlement of equity awards exercised or vested.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of June 30, 2021, 94.3% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$5,713,562	61.5%	$4,807,800	58.4%
Middle-market banking loans:
Commercial and industrial	1,240,917	13.4%	1,274,152	15.5%
Commercial real estate	2,328,443	25.1%	2,155,466	26.1%
Total middle-market banking loans	3,569,360	38.5%	3,429,618	41.6%
Loans and leases held-for-investment	$9,282,922	100.0%	$8,237,418	100.0%

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $1.05 billion, or 25.6% on an annualized basis, to $9.28 billion as of June 30, 2021, from December 31, 2020. Our growth for the six months ended June 30, 2021, was comprised of an increase in private banking loans of $905.8 million and an increase in commercial real estate loans of $173.0 million, partially offset by a decrease in commercial and industrial loans and leases of $33.2 million.

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

As of June 30, 2021, $5.64 billion, or 98.7%, of our private banking loans were secured by cash, marketable securities and/or cash value life insurance as compared to $4.74 billion, or 98.6%, as of December 31, 2020. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our banking business. We believe we have strong competitive advantages in this line of business given our robust distribution channel relationships and proprietary technology. These loans usually have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities and/or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$5,638,485	$4,738,594
Secured by real estate	43,325	45,014
Other	31,752	24,192
Total private banking loans	$5,713,562	$4,807,800

As of June 30, 2021, there were $5.64 billion of total private banking loans with a floating interest rate and $77.1 million with a fixed interest rate, compared to $4.73 billion and $77.1 million, respectively, as of December 31, 2020.

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

As of June 30, 2021, there were $914.3 million of total commercial and industrial loans with a floating interest rate and $326.6 million with a fixed interest rate, compared to $966.6 million and $307.6 million, respectively, as of December 31, 2020.

Commercial Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $220.0 million and $220.8 million of owner-occupied commercial real estate loans as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, there were $2.21 billion of total commercial real estate loans with a floating interest rate and $120.8 million with a fixed interest rate, as compared to $2.03 billion and $123.3 million, respectively, as of December 31, 2020.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	June 30, 2021
(Dollars in thousands)	Due on Demand	One Year or Less	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$5,461,025	$43,512	$112,255	$96,770	$5,713,562
Commercial and industrial	8,861	337,510	703,091	191,455	1,240,917
Commercial real estate	—	403,916	913,572	1,010,955	2,328,443
Loans and leases held-for-investment	$5,469,886	$784,938	$1,728,918	$1,299,180	$9,282,922

Interest rate sensitivity:
Fixed interest rates	$57,184	$45,183	$233,906	$188,279	$524,552
Floating or adjustable interest rates	5,412,702	739,755	1,495,012	1,110,901	8,758,370
Loans and leases held-for-investment	$5,469,886	$784,938	$1,728,918	$1,299,180	$9,282,922

Interest Reserve Loans

As of June 30, 2021, loans with interest reserves totaled $454.4 million, which represented 4.9% of loans and leases held-for-investment, compared to $389.1 million, or 4.7%, as of December 31, 2020. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the project budget and schedule for completion, the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.

Allowance for Credit Losses on Loans and Leases

Our allowance for credit losses on loans and leases represent our current estimate of expected credit losses in the loan and lease portfolio at a specific point in time. This estimate includes credit losses associated with individually evaluated loans and leases that do not share similar risk characteristics. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans and lease are charged off or when the current estimate of expected credit losses in of any of the three loan portfolios decreases. Results for the three and six months ended June 30, 2021, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 1, Summary of Significant Accounting Policies and Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements for more details on the Company’s allowance for credit losses on loans and leases.

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
General reserves	$26,991	$32,642
Specific reserves	5,586	1,988
Total allowance for credit losses on loans and leases	$32,577	$34,630
Allowance for credit losses on loans and leases to loans and leases	0.35%	0.42%

As of June 30, 2021, we had specific reserves totaling $5.6 million related to impaired loans with an aggregated total outstanding balance of $11.2 million. As of December 31, 2020, we had specific reserves totaling $2.0 million related to impaired loans with an aggregated total outstanding balance of $9.7 million. These loans were on non-accrual status as of June 30, 2021 and December 31, 2020, respectively.

The following table summarizes allowance for credit losses on loans and leases and the percentage of loans and leases by category, as of the dates indicated:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Reserve	Percent of Loans and Leases	Reserve	Percent of Loans and Leases
Private banking	$2,107	61.5%	$2,047	58.4%
Commercial and industrial	8,969	13.4%	5,254	15.5%
Commercial real estate	21,501	25.1%	27,329	26.1%
Total allowance for credit losses on loans and leases	$32,577	100.0%	$34,630	100.0%

Allowance for Credit Losses on Loans and Leases as of June 30, 2021 and December 31, 2020. Our allowance for credit losses on loans and leases was $32.6 million, or 0.35% of loans as of June 30, 2021, compared to $34.6 million, or 0.42% of loans, as of December 31, 2020. Our allowance for credit losses on loans and leases decreased to 0.91% of commercial loans (excluding private banking loans primarily collateralized by liquid, marketable securities) as of June 30, 2021, compared to 1.0% of commercial loans as of December 31, 2020. Our allowance for credit losses decreased $2.1 million from December 31, 2020, driven by a decrease of $5.7 million in general reserves, partially offset by an increase of $3.6 million in specific reserves. Our allowance for credit losses related to private banking loans increased $60,000 from December 31, 2020 to June 30, 2021. Our allowance for credit losses related to commercial and industrial loans increased $3.7 million from December 31, 2020 to June 30, 2021, which was attributable to higher specific reserves due to the addition of non-accrual loans, partially offset by a decrease in general reserves. Our allowance for credit losses related to commercial real estate loans decreased by $5.8 million from December 31, 2020 to June 30, 2021, due to decreased general reserves. The decrease in general reserves in our commercial loan portfolio was primarily driven by qualitative adjustments in the model related to assumptions around economic recovery and modeled loss forecasts. We applied a management overlay to our allowance for credit loss model to provide a reserve level that supports management’s best estimate of current expected credit losses within the loan portfolio. The management overlay includes scenarios with near-term economic stress and other factors based upon management judgement. The consensus forecast within our model provided for a greater reserve release based on optimism around the economic environment and loss forecasts, which we believe may be an overreaction to the early onset of historically high level and rate of changes in the forecast and transactional values within commercial asset types. We would only release reserves to the extent suggested by our model if there is a sustained trend in the economic recovery data and continued progress overcoming the COVID-19 pandemic.

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

The following table provides an analysis of the allowance for credit losses on loans and leases, charge-offs, recoveries and provision for credit losses on loans and leases for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$34,644	$17,304	$34,630	$14,108
Charge-offs:
Private banking	—	(171)	—	(171)
Commercial and industrial	—	—	(199)	—
Commercial real estate	(2,366)	—	(2,366)	—
Total charge-offs	(2,366)	(171)	(2,565)	(171)
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	113	138	113	341
Commercial real estate	—	—	—	—
Total recoveries	113	138	113	341
Net recoveries (charge-offs)	(2,253)	(33)	(2,452)	170
Provision for credit losses on loans and leases	186	6,005	399	8,998
Ending balance	$32,577	$23,276	$32,577	$23,276

Net loan charge-offs to average total loans and leases, annualized	0.10%	—%	0.06%	—%
Provision for credit losses on loans and leases to average total loans and leases, annualized	0.01%	0.34%	0.01%	0.26%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There was no interest income recognized on loans while on non-accrual status for the six months ended June 30, 2021 and 2020. As of June 30, 2021, there was a loan for $43,000 that was 90 days or more past due and still accruing interest, which was fully secured. As of December 31, 2020, there were no loans 90 days or more past due and still accruing income. As of June 30, 2021, non-performing loans were $11.2 million, or 0.12% of total loans, compared to $9.7 million, or 0.12% of total loans, as of December 31, 2020. We had specific reserves of $5.6 million and $2.0 million as of June 30, 2021 and December 31, 2020, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 41.8% and 79.2% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of June 30, 2021 and December 31, 2020, respectively.

For additional information on our non-performing loans as of June 30, 2021 and December 31, 2020, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

In response to the COVID-19 pandemic and its economic impact on our customers, we implemented a short-term loan modification program in compliance with the CARES Act and applicable regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19. As of June 30, 2021, only four loans representing $41.0 million, or 0.4% of loans, were still in deferral status. Under the applicable guidance, these loan modifications were not considered TDRs. These loans that are still in deferral status are in our commercial real estate loan portfolio and are primarily secured by office, retail, or hotel properties.

We had non-performing assets of $13.7 million, or 0.12% of total assets, as of June 30, 2021, as compared to $12.4 million, or 0.13% of total assets, as of December 31, 2020. The increase in non-performing assets was the result of $13.1 million in additions, partially offset by $11.7 million in reductions to non-performing assets. As of June 30, 2021 and December 31, 2020, we had OREO properties totaling $2.6 million and $2.7 million, respectively. The change in the OREO balance from December 31, 2020, was attributable to a $155,000 write-down on an OREO property.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Non-performing loans:
Private banking	$—	$—
Commercial and industrial	8,749	458
Commercial real estate	2,426	9,222
Total non-performing loans	$11,175	$9,680
Other real estate owned	2,568	2,724
Total non-performing assets	$13,743	$12,404

Non-performing troubled debt restructured loans	$2,399	$2,926
Non-performing loans to total loans	0.12%	0.12%
Allowance for credit losses on loans and leases to non-performing loans	291.52%	357.75%
Non-performing assets to total assets	0.12%	0.13%

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

For additional information on the age analysis of past due loans segregated by class of loan for June 30, 2021 and December 31, 2020, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the amortized cost basis of loans by credit quality indicator for June 30, 2021 and December 31, 2020, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

As of June 30, 2021 and December 31, 2020, we reported debt securities in available-for-sale and held-to-maturity categories. In general, fair value is based on quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties on a quarterly basis by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale, and trading securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds, single-issuer trust preferred securities, and certain municipal bonds, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities, U.S. treasury notes and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of June 30, 2021, was approximately 4.2, where duration is defined as the approximate percentage change in price for a 100-basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset and Liability Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $311.1 million and $617.6 million in debt securities available-for-sale as of June 30, 2021 and December 31, 2020, respectively. The decrease of $306.4 million was primarily attributable to the transfer of $480.8 million fair value of agency mortgage-backed securities to held-to-maturity designation, and purchases of $294.3 million, net of prepayments, calls and maturities of $44.1 million during the six months ended June 30, 2021.

On a fair value basis, 42.9% of our available-for-sale debt securities as of June 30, 2021, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2020, floating-rate securities comprised 23.8% of our available-for-sale debt securities.

On a fair value basis, 17.0% of our available-for-sale debt securities as of June 30, 2021, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2020, agency securities comprised 71.4% of our available-for-sale debt securities. The decrease was due to the transfer of the agency mortgage-backed securities to held-to-maturity designation.

Held-to-Maturity Debt Securities. We held $1.01 billion and $211.8 million in debt securities held-to-maturity as of June 30, 2021 and December 31, 2020, respectively. The increase of $802.9 million was primarily attributable to the transfer of $480.8 million of previously designated available-for-sale agency mortgage-backed securities to held-to-maturity designation, purchases of $481.6 million for certain securities, net of calls and maturities of $153.5 million, during the six months ended June 30, 2021. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost as of June 30, 2021 and December 31, 2020.

Trading Debt Securities. We held no trading debt securities as of June 30, 2021 and December 31, 2020.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	135,853	1,606	289	—	137,170
Residential mortgage-backed securities	97,572	78	99	—	97,551
Trust preferred securities	18,300	312	186	—	18,426
Agency collateralized mortgage obligations	19,050	86	—	—	19,136
Agency mortgage-backed securities	25,263	30	1	—	25,292
Agency debentures	7,598	748	—	—	8,346
Municipal bonds	5,204	4	—	—	5,208
Total debt securities available-for-sale	$308,840	$2,864	$575	$—	$311,129
(1)Available-for-sale securities are recorded on the consolidated statements of financial condition at estimated fair value, net of allowance for credit losses, if applicable.

	June 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$30,670	$1,051	$27	$31,694	$47
Agency debentures	129,998	816	11	130,803	—
Municipal bonds	4,778	10	—	4,788	—
Residential mortgage-backed securities	230,913	285	1,710	229,488	23
Agency mortgage-backed securities	579,374	798	5,480	574,692	—
U.S. treasury notes	39,049	29	409	38,669	—
Total debt securities held-to-maturity	$1,014,782	$2,989	$7,637	$1,010,134	$70
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

Debt securities available-for-sale of $2.2 million as of June 30, 2021, were held in safekeeping at the FHLB and were included in the calculation of borrowing capacity. Additionally, there were $38.7 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of June 30, 2021, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	June 30, 2021
	Less Than One Year		One to Five Years			Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield		Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$27,622	0.72%	$46,953	1.17%		$62,595	1.48%	$—	—%	$137,170	1.22%
Residential mortgage-backed securities	—	—%	—	—%	0	—	—%	97,551	2.16%	97,551	2.16%
Trust preferred securities	—	—%	—	—%		9,697	2.01%	8,729	1.90%	18,426	1.96%
Agency collateralized mortgage obligations	—	—%	—	—%		—	—%	19,136	0.52%	19,136	0.52%
Agency mortgage-backed securities	—	—%	—	—%		—	—%	25,292	1.89%	25,292	1.89%
Agency debentures	—	—%	—	—%		—	—%	8,346	3.01%	8,346	3.01%
Municipal bonds	—	—%	—	—%	0	—	—%	5,208	—%	5,208	—%
Total debt securities available-for-sale	27,622		46,953			72,292		164,262		311,129
Weighted average yield		0.72%		1.17%			1.55%		1.88%		1.59%
Debt securities held-to-maturity:
Corporate bonds	—	—%	11,941	5.19%		19,753	5.15%	—	—%	31,694	5.17%
Agency debentures	—	—%	—	—%		122,547	1.49%	8,256	3.09%	130,803	1.59%
Municipal bonds	1,915	3.62%	2,873	3.02%		—	—%	—	—%	4,788	3.26%
Residential mortgage-backed securities	—	—%	—	—%		—	—%	229,488	1.98%	229,488	1.98%
Agency mortgage-backed securities	—	—%	—	—%		18,695	1.76%	555,997	1.64%	574,692	1.64%
U.S. treasury notes	—	—%	—	—%		38,669	1.33%	—	—%	38,669	1.33%
Total debt securities held-to-maturity	1,915		14,814			199,664		793,741		1,010,134
Weighted average yield		3.62%		4.76%			1.84%		1.75%		1.81%
Total debt securities	$29,537		$61,767			$271,956		$958,003		$1,321,263
Weighted average yield		0.91%		2.01%			1.76%		1.77%		1.76%

For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Chartwell’s total assets under management of $11.51 billion increased $1.25 billion, or 12.2%, as of June 30, 2021, from $10.26 billion as of December 31, 2020.

The following table shows the changes of our assets under management by investment style for the six months ended June 30, 2021.

	Six Months Ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$4,042,000	$258,000	$(534,000)	$629,000	$4,395,000
Fixed income investment styles	5,663,000	1,130,000	(269,000)	55,000	6,579,000
Balanced investment styles	558,000	27,000	(76,000)	28,000	537,000
Total assets under management	$10,263,000	$1,415,000	$(879,000)	$712,000	$11,511,000
(1)Inflows consist of new business and contributions to existing accounts.
(2)Outflows consist of business lost as well as distributions from existing accounts.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and lower all-in cost deposit channels without operating through a traditional branch network. We market liquidity and treasury management products, payment processing products, and other deposit products to high-net-worth individuals, family offices, trust companies, wealth management firms, municipalities, endowments and foundations, broker/dealers, futures commission merchants, investment management firms, property management firms, payroll providers and other financial institutions. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth. With respect to our treasury management business, we utilize hybrid interest-bearing accounts that provide our clients with certainty around their fee structures and returns for their total cash position while enhancing our ability to obtain their full liquidity relationship and still meeting our cost of funds expectations, rather than the more traditional combination of separate non-interest bearing and interest-bearing accounts, which have reduced transparency and increased client burden.

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $2.27 billion as of June 30, 2021, an increase of $807.6 million, or 55.4%, from December 31, 2020. Treasury management deposit accounts contributed to almost 50% of our total deposit growth for the six months ended June 30, 2021. As of June 30, 2021, we had approximately 480 treasury management clients, the majority of which were payment processors, lending client-operating accounts, bankruptcy, and real estate accounts. As of June 30, 2020, we had approximately 400 treasury management clients, mostly comprised of payment processors, lending client-operating accounts, and real estate accounts.

The table below depicts average balances of, and rates paid on our deposit portfolio by major deposit category for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021		2020
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$3,852,078	0.33%	$2,327,513	0.47%
Money market deposit accounts	4,316,946	0.52%	3,862,068	0.77%
Certificates of deposit	929,906	0.54%	1,389,984	1.69%
Total average interest-bearing deposits	9,098,930	0.45%	7,579,565	0.85%
Noninterest-bearing deposits	460,601	—	417,732	—
Total average deposits	$9,559,531	0.42%	$7,997,297	0.80%
(1)Annualized

Average Deposits for the Three Months Ended June 30, 2021 and 2020. For the three months ended June 30, 2021, our average total deposits were $9.56 billion, representing an increase of $1.56 billion, or 19.5%, from the same period in 2020. The deposit growth was driven by increases in our interest-bearing checking account, money market deposit account and noninterest-bearing deposit account categories as we continue to attract clients to our treasury management business and grow our deposit product offerings. Our average cost of interest-bearing deposits decreased 40 basis points to 0.45% for the three months ended June 30, 2021, from 0.85% for the same period in 2020, as average rates paid were lower in all interest-bearing deposit categories, which was primarily driven by the decreases to the Federal Reserve’s target federal funds rate in 2020, which impacted our variable-rate deposits. Another driver of the combination of higher average deposits and lower rates are our continued addition of meaningful and long-term client relationships that support our efforts to manage deposit costs through variable rate and discretionary pricing in the economic environment. Average interest-bearing checking accounts increased to 42.3% of total average interest-bearing deposits for the three months ended June 30, 2021, compared to 30.7% for the same period in 2020. Average money market deposits decreased to 47.5% of total average interest-bearing deposits for the three months ended June 30, 2021, from 51.0% for the same period in 2020. Average certificates of deposit decreased to 10.2% of total average interest-bearing deposits for the three months ended June 30, 2021, compared to 18.3% for the same period in 2020. Average noninterest-bearing deposits increased $42.9 million, or 10.3%, in the three months ended June 30, 2021, from the three months ended June 30, 2020, and the average cost of total deposits decreased 38 basis points to 0.42% for the three months ended June 30, 2021, from 0.80% for the same period in 2020. We focus on high quality loan growth and we aim to increase our assets through adding to our investment portfolio as part of our strategy to build greater on-balance sheet liquidity, funded through our deposits.

The table below depicts average balances of, and rates paid on, our deposit portfolio by deposit type for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021		2020
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$3,461,202	0.35%	$1,900,563	0.84%
Money market deposit accounts	4,331,121	0.54%	3,705,517	1.20%
Certificates of deposit	971,155	0.68%	1,386,510	1.92%
Total average interest-bearing deposits	8,763,478	0.48%	6,992,590	1.24%
Noninterest-bearing deposits	442,668	—	383,909	—
Total average deposits	$9,206,146	0.46%	$7,376,499	1.18%
(1) Annualized

Average Deposits for the Six Months Ended June 30, 2021 and 2020. For the six months ended June 30, 2021, our average total deposits were $9.21 billion, representing an increase of $1.83 billion, or 24.8%, from the same period in 2020. The average deposit growth was driven by increases in our interest-bearing checking account, money market deposit account and noninterest-bearing deposit account categories. The deposit growth was driven by increases in our interest-bearing checking account, money market deposit account and noninterest-bearing deposit account categories as we continue to attract clients to our treasury management business and grow our deposit product offerings. Our average cost of interest-bearing deposits decreased 76 basis points to 0.48% for the six months ended June 30, 2021, from 1.24% for the same period in 2020, as average rates paid were lower in all interest-bearing deposit categories, driven by the decreases in the Federal Reserve’s target federal funds rate in 2020, which impacted our variable-rate deposits. Another driver of the combination of higher average deposits and lower rates are our continued addition of meaningful and long-term client relationships that support our efforts to manage deposit costs through variable rate and discretionary pricing in the economic environment. Average interest-bearing checking accounts increased to 39.5% of total average interest-bearing deposits for the six months ended June 30, 2021, compared to 27.2% for the same period in 2020. Average money market deposits decreased to 49.4% of total average interest-bearing deposits for the six months ended June 30, 2021, from 53.0% for the same period in 2020. Average certificates of deposit decreased to 11.1% of total average interest-bearing deposits for the six months ended June 30, 2021, compared to 19.8% for the same period in 2020. Average noninterest-bearing deposits increased 15.3%, in the six months ended June 30, 2021, from the six months ended June 30, 2020, and the average cost of total deposits decreased 72 basis points to 0.46% for the six months ended June 30, 2021, from 1.18% for the same period in 2020. We focus on high quality loan growth and we aim to increase our assets through adding to our investment portfolio as part of our strategy to build greater on-balance sheet liquidity, funded through our deposits.

Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of June 30, 2021.

(Dollars in thousands)	June 30, 2021
Months to maturity:
Three months or less	$388,510
Over three to six months	131,414
Over six to 12 months	197,679
Over 12 months	148,068
Total	$865,671

Reciprocal and Brokered Deposits

As of June 30, 2021, we consider approximately 89% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of June 30, 2021, the Bank had CDARS® and ICS® reciprocal deposits totaling $2.01 billion, which were not classified as brokered deposits. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances. As of June 30, 2021, brokered deposits were approximately 11% of total deposits. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

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

The following table presents certain information with respect to our outstanding borrowings, as of June 30, 2021 and December 31, 2020.

	June 30, 2021					December 31, 2020
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term
FHLB borrowings	$250,000	0.30%	$250,000	$251,933	12 months	$300,000	0.35%	$480,000	$330,314	12 months
Line of credit borrowings	—	—%	5,200	2,282	12 months	5,000	4.25%	30,000	6,243	12 months
Subordinated notes payable	97,500	5.75%	97,500	97,500	10 years	97,500	5.75%	97,500	60,246	10 years
Total borrowings outstanding	$347,500	1.83%	$352,700	$351,715		$402,500	1.71%	$607,500	$396,803

In 2020, the Company completed underwritten public offerings of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes constitute Tier 2 capital for the Company under federal regulatory capital rules.

The Company previously entered into cash flow hedge transactions to establish the interest rate paid on $250.0 million of its FHLB borrowings at varying effective rates and maturities. For additional information on the detail of each cash flow hedge transaction, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of June 30, 2021, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of June 30, 2021, our primary liquidity needs at the parent company level were the quarterly dividends on our preferred stock, interest payments on our subordinated debt and other borrowings, and share repurchases related to the net settlement of equity awards exercised or vested. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the six months ended June 30, 2021, the parent company paid $3.9 million related to our preferred stock dividends, $2.8 million related to interest payments on our subordinated notes payable and other borrowings, and $1.6 million in purchases of treasury shares in connection with the net settlement of equity awards exercised or vested. During the six months ended June 30, 2020, the parent company paid $5.2 million related to our share repurchase and stock cancellation programs and $3.9 million related to our preferred stock dividends. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of June 30, 2021. In addition, we maintain an unsecured line of credit with Huntington National Bank. As of June 30, 2021, the unsecured line was $75.0 million, of which the full amount was available for borrowing.

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

Our strong liquidity position is due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 88.3% and 85.8% as of June 30, 2021 and December 31, 2020, respectively. Our ratio of average deposits to average assets increased to 87.2% for the six months ended June 30, 2021, from 85.7% for the same period in 2020. As of June 30, 2021, we had available liquidity of $2.49 billion, or 21.6% of total assets. These sources consisted of available cash totaling $418.1 million, unpledged investment securities totaling $1.24 billion, or 10.8% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $826.3 million, or 7.2% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Available cash	$418,090	$271,090
Certain unpledged debt securities	1,243,938	793,658
Net borrowing capacity	826,292	704,082
Total liquidity	$2,488,320	$1,768,830

Investing activities resulted in a net cash outflow of $1.59 billion for the six months ended June 30, 2021, as compared to a net cash outflow of $944.6 million for the same period in 2020. The outflows for the six months ended June 30, 2021, were primarily due to net loan growth of $1.05 billion and purchases of investment securities totaling $775.9 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $272.3 million. The outflows for the six months ended June 30, 2020, included net loan growth of $593.0 million and purchases of investment securities totaling $688.3 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $332.7 million.

Financing activities resulted in a net inflow of $1.64 billion for the six months ended June 30, 2021, compared to a net inflow of $1.23 billion for the same period in 2020. The inflows for the six months ended June 30, 2021, were primarily a result of a net increase in deposits of $1.70 billion, partially offset by a net decrease in FHLB borrowings of $50.0 million. The inflows for the six months ended June 30, 2020, included a net increase in deposits of $1.20 billion and net proceeds of $95.5 million from the issuance of subordinated notes payable, partially offset by a net decrease in FHLB borrowings of $55.0 million.

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

Shareholders’ Equity. Shareholders’ equity was $794.6 million as of June 30, 2021, compared to $757.1 million as of December 31, 2020. The $37.4 million increase during the six months ended June 30, 2021, was primarily attributable to net income of $35.0 million, $5.4 million in stock-based compensation and $2.1 million in accumulated other comprehensive income, partially offset by preferred stock dividends of $3.9 million and an increase of $1.6 million in treasury stock related to the net settlement of equity awards exercised or vested.

On December 30, 2020, the Company completed the private placement of securities pursuant to an Investment Agreement, dated October 10, 2020 and amended December 9, 2020, with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. Pursuant to the Investment Agreement, the Company sold to T-VIII PubOpps (i) 2,770,083 shares of voting common stock for $40.0 million, (ii) 650 shares of Series C Preferred Stock for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of voting common stock or non-voting common stock at an exercise price of $17.50 per share. After two years, the Series C Preferred Stock is convertible into shares of non-voting common stock or, when transferred under certain limited circumstances to a holder other than an affiliate of Stone Point Capital LLC, voting common stock, at a price of $13.75 per share. The Series C Preferred Stock has a liquidation preference of $100,000 per share, and is entitled to receive, when, as and if declared by the Board of Directors of the Company (“Board”), dividends at a rate of 6.75% per annum for each quarterly dividend period, payable in arrears in cash or additional shares of Series C Preferred Stock. The Company does not have redemption rights with respect to the Series C Preferred Stock.

The Company received gross proceeds of $105.0 million at the closing of the private placement, and may receive up to an additional $16.1 million if the warrants are exercised in full. The net proceeds were recorded to shareholders’ equity at December 31, 2020, and allocated to the three equity instruments issued using the relative fair value method applied to the common stock, and the preferred stock, and to the warrants issued which were recorded to additional paid-in capital. The net proceeds constitute Tier 1 capital for the Company under federal regulatory capital rules.

Regulatory Capital. As of June 30, 2021 and December 31, 2020, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us. The capital conservation buffer requirement is a CET 1 capital to risk-weighted assets ratio of 2.5% or more, in addition to the minimum risk-based capital adequacy levels shown in the tables below. As of June 30, 2021 and December 31, 2020, both the Company and the Bank were above the capital conservation buffer levels required to avoid limitations on capital distributions and discretionary bonus payments.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	June 30, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$868,225	13.94%	$498,423	8.00%	N/A	N/A
Bank	$823,458	13.26%	$496,642	8.00%	$620,802	10.00%
Tier 1 risk-based capital ratio
Company	$743,882	11.94%	$373,817	6.00%	N/A	N/A
Bank	$794,715	12.80%	$372,481	6.00%	$496,642	8.00%
Common equity tier 1 risk-based capital ratio
Company	$564,539	9.06%	$280,363	4.50%	N/A	N/A
Bank	$794,715	12.80%	$279,361	4.50%	$403,521	6.50%
Tier 1 leverage ratio
Company	$743,882	6.86%	$433,567	4.00%	N/A	N/A
Bank	$794,715	7.34%	$432,885	4.00%	$541,106	5.00%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the six months ended June 30, 2021, that were outside the ordinary course of business.

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

	June 30, 2021
(Dollars in thousands)	Due on Demand	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments and demand lines of credit	$7,189,147	$586,328	$508,717	$143,266	$12,718	$8,440,176
Standby letters of credit	700	45,621	25,606	2,795	—	74,722
Total off-balance sheet arrangements	$7,189,847	$631,949	$534,323	$146,061	$12,718	$8,514,898

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact the level of both income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those that have a short term to maturity. Because of the nature of our operations, we are not subject to foreign exchange or commodity price risk. From time to time, we hold market risk sensitive instruments for trading purposes. The summary information provided in this section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes.

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

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$3,768	1.97%	$22,885	13.56%
+200	$(5,392)	(2.83)%	$7,673	4.55%
+100	$(14,787)	(7.75)%	$(7,386)	(4.37)%
–100	$(4,410)	(2.31)%	$(2,919)	(1.73)%

Economic value of equity:
+300	$(182,380)	(23.99)%	$(88,848)	(12.07)%
+200	$(127,053)	(16.71)%	$(64,260)	(8.73)%
+100	$(76,898)	(10.12)%	$(42,314)	(5.75)%
–100	$38,100	5.01%	$16,700	2.27%

We plan to continue to manage an asset sensitive interest rate risk position when it comes to net interest income due to the ongoing need for some duration in the liability portfolio. The current exception to this asset sensitive NII position is in a plus 100 basis point shock scenario, where we accept the negative impact to NII for the first 25-50 basis points increase caused by floors implemented on our loans in 2020, because of the material benefit provided by those floors in the base case, which is a case of low rates for a long period that we believe will persist. Our means of managing interest rate risk over the longer term include our focus on growing the deposit balances associated with our treasury management services, controlled adjustments within our discretionary priced accounts to respond to rising rates, and our ability to extend duration in liabilities, especially with rates at historically low levels across the yield curve. Additionally, while we will continue to implement floors on most new loan originations, our pricing strategy has transitioned to emphasizing loan spread as the primary tool to achieve yield and implementing lower levels of floors, which will reduce our liability sensitivity over time. Given the longer-term nature of the EVE analysis and the absolute low level of interest rates, we have migrated to a more liability sensitive interest rate risk position when it comes to economic value of equity due to the aforementioned expectation of low rates for an extended period of time.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	June 30, 2021
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$518,002	$—	$—	$—	$—	$—	$—	$518,002
Federal funds sold	11,110	—	—	—	—	—	—	11,110
Total investment securities	212,045	46,996	80,251	299,973	259,822	434,387	4,184	1,337,658
Total loans and leases	8,800,354	66,607	89,328	218,588	64,836	26,284	16,925	9,282,922
Other assets	—	—	—	—	—	—	391,480	391,480
Total assets	$9,541,511	$113,603	$169,579	$518,561	$324,658	$460,671	$412,589	$11,541,172

Liabilities:
Transaction deposits	$8,198,737	$35,247	$196,272	$300,000	$25,000	$—	$513,529	$9,268,785
Certificates of deposit	381,710	171,154	199,410	170,374	—	—	—	922,648
Borrowings, net	—	—	50,000	100,000	195,600	—	—	345,600
Other liabilities	—	—	—	—	—	—	209,571	209,571
Total liabilities	8,580,447	206,401	445,682	570,374	220,600	—	723,100	10,746,604

Equity	—	—	—	—	—	—	794,568	794,568
Total liabilities and equity	$8,580,447	$206,401	$445,682	$570,374	$220,600	$—	$1,517,668	$11,541,172

Interest rate sensitivity gap	$961,064	$(92,798)	$(276,103)	$(51,813)	$104,058	$460,671	$(1,105,079)
Cumulative interest rate sensitivity gap	$961,064	$868,266	$592,163	$540,350	$644,408	$1,105,079
Cumulative interest rate sensitive assets to rate sensitive liabilities	111.2%	109.9%	106.4%	105.5%	106.4%	111.0%	107.4%
Cumulative gap to total assets	8.3%	7.5%	5.1%	4.7%	5.6%	9.6%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 106.4% as of June 30, 2021, from 116.9% as of December 31, 2020.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. During the life of these transactions, they have the effect on our gap analysis of moving $250.0 million of borrowings from the less than 90 days re-pricing category to the 181 to 365 days and longer re-pricing categories. Of the $250.0 million, $50.0 million was moved to the 181 to 365 days re-pricing category, $100.0 million was moved to the one-to-three year re-pricing category and $100.0 million to the three-to-five year re-pricing category. For additional information on cash flow hedge transactions, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements.

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

Inflation generally increases the costs of funds, operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders’ equity.

LIBOR Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021). Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of June 30, 2021, the Company had a material amount of loans, investment securities, FHLB advances and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational and compliance risks to financial markets and institutions, including the Company.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR, although the ARRC has not proposed that SOFR be required. The selection of SOFR as the alternative reference rate currently presents certain market concerns, because it is a risk-free rate, while LIBOR incorporates credit risk, and because the methodology for the proposed term structure for SOFR differs from the LIBOR framework. The federal banking agencies are not requiring SOFR as the replacement rate. On April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of SOFR as an alternative reference rate in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued.

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

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of LIBOR publication in June 2023. The federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable and have stated that an institution’s LIBOR transition plans are an examination priority. One of the major identified risks is inadequate fallback language in various instruments’ that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company has: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; (3) implemented more robust fallback contract language; and (4) implemented a plan to adhere to the ISDA protocol for the transition of derivatives away from LIBOR. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended June 30, 2021, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC, except for the risk factors included below:

COVID-19 and the impact of actions to mitigate it could have an adverse effect on our business, financial condition and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended June 30, 2021:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2021 - April 30, 2021	2,732	$23.81	—	$9,758,275
May 1, 2021 - May 31, 2021	1,439	21.60	—	9,758,275
June 1, 2021 - June 30, 2021	—	—	—	9,758,275
Total	4,171	$23.05	—	$9,758,275
(1)There were 4,171 shares of treasury stock acquired in connection with the net settlement of equity awards exercised or vested included in the total number of shares purchased reflected in the table above. These shares were not part of a publicly announced plan or program.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.    Description

3.1    Articles of Amendment of TriState Capital Holdings, Inc., dated as of May 17, 2021 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021).

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101    The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vii the Cover Page furnished herewith.*
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

Date: August 5, 2021