Form 10-Q
period 2021-09-30
TriState Capital Holdings, Inc.
filed 2021-11-05
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
___________

As of October 31, 2021, there were 33,154,343 shares of the registrant’s common stock, no par value, outstanding.

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
•risks associated with the acquisition of our Company by Raymond James Financial, Inc. (“Raymond James”), including risks related to the failure of our Company to satisfy conditions of the closing of the acquisition which could result in the acquisition not closing which could have a material adverse impact on the value of our stock;
•our ability to prudently manage our growth and execute our strategy;
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
•risks related to the phasing out of London Interbank Offered Rate (“LIBOR”) and changes in the manner of calculating reference rates, as well as the impact of the phase out of LIBOR and introduction of alternative reference rates on the value of loans and other financial instruments that are linked to LIBOR;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	September 30, 2021	December 31, 2020
ASSETS

Cash	$341	$341
Interest-earning deposits with other institutions	462,239	429,639
Federal funds sold	7,352	5,462
Cash and cash equivalents	469,932	435,442
Debt securities available-for-sale, at fair value	555,609	617,570
Debt securities held-to-maturity, at amortized cost, net	857,202	211,691
Equity securities, at fair value	5,000	—
Federal Home Loan Bank stock	11,802	13,284
Total investment securities	1,429,613	842,545
Loans and leases held-for-investment	9,869,011	8,237,418
Allowance for credit losses on loans and leases	(32,363)	(34,630)
Loans and leases held-for-investment, net	9,836,648	8,202,788
Accrued interest receivable	21,872	18,783
Investment management fees receivable, net	8,908	7,935
Goodwill	41,660	41,660
Intangible assets, net of accumulated amortization of $13,814 and $12,381, respectively	20,818	22,251
Office properties and equipment, net of accumulated depreciation of $18,681 and $16,241, respectively	16,293	12,369
Operating lease right-of-use asset	35,109	21,294
Bank owned life insurance	98,308	71,787
Prepaid expenses and other assets	179,707	219,962
Total assets	$12,158,868	$9,896,816

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$10,756,141	$8,489,089
Borrowings, net	355,654	400,493
Accrued interest payable on deposits and borrowings	3,145	3,057
Deferred tax liability, net	6,772	5,676
Operating lease liability	36,694	22,958
Other accrued expenses and other liabilities	186,424	218,398
Total liabilities	11,344,830	9,139,671

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000; Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 80,500, respectively	77,611	77,611
Series C Shares issued and outstanding - 672 and 650, respectively	64,364	61,064
Common stock voting, no par value; Shares authorized - 51,653,347; Shares issued -35,553,711 and 34,919,572, respectively; Shares outstanding - 33,154,343 and 32,620,150, respectively	332,323	331,098
Common stock non- voting, no par value; Shares authorized - 6,653,347; Shares issued - none	—	—
Additional paid-in capital	41,295	33,824
Retained earnings	299,817	254,054
Accumulated other comprehensive loss, net	(1,535)	(2,697)
Treasury stock (2,399,368 and 2,299,422 shares, respectively)	(38,305)	(36,277)
Total shareholders’ equity	814,038	757,145
Total liabilities and shareholders’ equity	$12,158,868	$9,896,816
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020

Interest income:
Loans and leases	$55,071	$46,256	$155,959	$152,551
Investments	4,477	3,687	10,860	11,528
Interest-earning deposits	157	279	433	2,006
Total interest income	59,705	50,222	167,252	166,085

Interest expense:
Deposits	10,480	13,898	31,340	57,095
Borrowings	2,558	2,850	7,677	7,110
Total interest expense	13,038	16,748	39,017	64,205
Net interest income	46,667	33,474	128,235	101,880
Provision for credit losses	—	7,430	320	16,428
Net interest income after provision for credit losses	46,667	26,044	127,915	85,452
Non-interest income:
Investment management fees	9,436	8,095	27,887	23,471
Service charges on deposits	377	235	1,018	763
Net gain on the sale and call of debt securities	33	3,744	130	3,815
Swap fees	3,059	3,953	9,683	12,179
Commitment and other loan fees	740	381	1,630	1,262
Bank owned life insurance income	613	441	1,522	1,298
Other income (loss)	(28)	40	855	414
Total non-interest income	14,230	16,889	42,725	43,202
Non-interest expense:
Compensation and employee benefits	21,701	18,524	62,559	52,539
Premises and equipment expense	1,520	1,488	4,099	4,389
Professional fees	2,310	1,596	5,758	4,175
FDIC insurance expense	1,375	3,030	3,625	7,760
General insurance expense	363	294	1,002	834
State capital shares tax expense	790	366	2,217	1,115
Travel and entertainment expense	755	592	1,835	1,735
Technology and data services	4,274	2,576	11,061	7,294
Intangible amortization expense	477	478	1,433	1,466
Marketing and advertising	984	394	2,566	1,694
Other operating expenses	3,459	2,089	7,556	5,667
Total non-interest expense	38,008	31,427	103,711	88,668
Income before tax	22,889	11,506	66,929	39,986
Income tax expense	2,873	2,177	11,933	7,362
Net income	$20,016	$9,329	$54,996	$32,624
Preferred stock dividends	3,097	1,962	9,233	5,886
Net income available to common shareholders	$16,919	$7,367	$45,763	$26,738

Earnings per common share:
Basic	$0.46	$0.26	$1.24	$0.95
Diluted	$0.44	$0.26	$1.20	$0.93
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Net income	$20,016	$9,329	$54,996	$32,624

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $(482), $856, $(651) and $651, respectively	(1,528)	3,088	(2,061)	2,041

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $(1), $(904), $(25) and $(909), respectively	(4)	(2,835)	(78)	(2,852)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $(18), $5, $448 and $(2,218), respectively	(56)	27	1,316	(7,040)

Reclassification adjustment for losses included in net income on derivatives, net of tax benefit of $218, $248, $631 and $398, respectively	685	780	1,985	1,249

Other comprehensive income (loss), net of tax	(903)	1,060	1,162	(6,602)

Total comprehensive income	$19,113	$10,389	$56,158	$26,022
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, June 30, 2020	$116,079	$295,820	$25,088	$237,795	$(6,530)	$(35,422)	$632,830
Net income	—	—	—	9,329	—	—	9,329
Other comprehensive income	—	—	—	—	1,060	—	1,060
Preferred stock dividends	—	—	—	(1,962)	—	—	(1,962)
Exercise of stock options	—	117	(43)	—	—	—	74
Purchase of treasury stock	—	—	—	—	—	(609)	(609)
Stock-based compensation	—	—	2,478	—	—	—	2,478
Balance, September 30, 2020	$116,079	$295,937	$27,523	$245,162	$(5,470)	$(36,031)	$643,200

Balance, June 30, 2021	$179,343	$332,307	$38,496	$282,898	$(632)	$(37,844)	$794,568
Net income	—	—	—	20,016	—	—	20,016
Other comprehensive loss	—	—	—	—	(903)	—	(903)
Preferred stock dividends	1,100	—	—	(3,097)	—	—	(1,997)
Exercise of stock options	—	16	(9)	—	—	—	7
Purchase of treasury stock	—	—	—	—	—	(461)	(461)
Stock-based compensation	—	—	2,808	—	—	—	2,808
Balance, September 30, 2021	$180,443	$332,323	$41,295	$299,817	$(1,535)	$(38,305)	$814,038

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2019	$116,079	$295,349	$23,095	$218,449	$1,132	$(32,823)	$621,281
Net income	—	—	—	32,624	—	—	32,624
Other comprehensive loss	—	—	—	—	(6,602)	—	(6,602)
Preferred stock dividends	—	—	—	(5,886)	—	—	(5,886)
Exercise of stock options	—	588	(303)	—	—	—	285
Purchase of treasury stock	—	—	—	—	—	(3,343)	(3,343)
Treasury stock reissuance	—	—	—	(25)	—	135	110
Cancellation of stock options	—	—	(2,484)	—	—	—	(2,484)
Stock-based compensation	—	—	7,215	—	—	—	7,215
Balance, September 30, 2020	$116,079	$295,937	$27,523	$245,162	$(5,470)	$(36,031)	$643,200

Balance, December 31, 2020	$177,143	$331,098	$33,824	$254,054	$(2,697)	$(36,277)	$757,145
Net income	—	—	—	54,996	—	—	54,996
Other comprehensive income	—	—	—	—	1,162	—	1,162
Preferred stock dividends	3,300	—	—	(9,233)	—	—	(5,933)
Exercise of stock options	—	1,225	(730)	—	—	—	495
Purchase of treasury stock	—	—	—	—	—	(2,028)	(2,028)
Stock-based compensation	—	—	8,201	—	—	—	8,201
Balance, September 30, 2021	$180,443	$332,323	$41,295	$299,817	$(1,535)	$(38,305)	$814,038
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$54,996	$32,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	3,873	3,087
Amortization of deferred financing costs	161	90
Impairment on historic tax credit investments	2,830	145
Provision for credit losses	320	16,428
Stock-based compensation expense	8,201	7,215
Net gain on the sale and call of debt securities	(130)	(3,815)
Income from debt securities trading	(105)	(239)
Purchase of debt securities trading	(9,440)	(20,932)
Proceeds from the sale of debt securities trading	9,545	21,171
Net amortization of premiums and discounts on debt securities	9,556	1,555
Increase in investment management fees receivable, net	(973)	(67)
Decrease (increase) in accrued interest receivable	(3,089)	4,044
Increase (decrease) in accrued interest payable	88	(1,178)
Bank owned life insurance income	(1,522)	(1,298)
Increase in income taxes payable	5,716	2,812
Decrease in prepaid income taxes	1,186	3,163
Deferred tax provision	693	724
Increase (decrease) in accounts payable and other accrued expenses	1,923	(1,901)
Cash received for reimbursement of leasehold improvements	—	2,196
Other, net	(2,471)	(1,600)
Net cash provided by operating activities	81,358	64,224
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(581,985)	(467,245)
Purchase of debt securities held-to-maturity	(481,630)	(436,768)
Purchase of equity securities	(5,000)	—
Proceeds from the sale of debt securities available-for-sale	121,711	120,400
Principal repayments and maturities of debt securities available-for-sale	51,804	44,322
Principal repayments and maturities of debt securities held-to-maturity	308,028	378,367
Purchase of bank owned life insurance	(25,000)	—
Investment in low-income housing and historic tax credits	(8,425)	(8,305)
Investment in small business investment companies	(2,144)	(811)
Net redemption of Federal Home Loan Bank stock	1,482	11,040
Net increase in loans and leases, net	(1,637,222)	(1,076,716)
Proceeds from loan sales	2,939	—
Proceeds from the sale of other real estate owned	351	1,527
Additions to office properties and equipment	(6,363)	(3,719)
Net cash used in investing activities	(2,261,454)	(1,437,908)

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash flows from financing activities:
Net increase in deposit accounts	2,267,052	1,549,100
Net decrease in Federal Home Loan Bank advances	(50,000)	(55,000)
Net increase in line of credit advances	5,000	—
Net proceeds from issuance of subordinated notes payable	—	95,349
Net proceeds from exercise of stock options	495	285
Cancellation of stock options	—	(2,484)
Purchase of treasury stock, net of reissuance	(2,028)	(3,233)
Dividends paid on preferred stock	(5,933)	(5,886)
Net cash provided by financing activities	2,214,586	1,578,131
Net change in cash and cash equivalents during the period	34,490	204,447
Cash and cash equivalents at beginning of the period	435,442	403,855
Cash and cash equivalents at end of the period	$469,932	$608,302

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest expense	$38,768	$65,424
Income taxes	$4,308	$663
Other non-cash activity:
Operating lease right-of-use asset	$13,737	$—
Unsettled purchase of debt securities available-for-sale	$13,616	$—
Transfer of debt securities available-for-sale to held-to-maturity	$480,769	$—
Series C dividend distributable	$3,300	$—
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

The Company and the Bank are subject to regulatory examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities and the Board of Governors of the Federal Reserve System (“Federal Reserve”). In addition, if the Bank’s consolidated total assets exceed $10 billion for four consecutive quarters, the Company and the Bank will become subject to the regulatory examination and supervision of the Consumer Financial Protection Bureau (“CFPB”) with respect to certain consumer protection laws. The Bank’s quarter-end consolidated assets exceeded $10 billion for three consecutive quarters as of September 30, 2021. Chartwell is a registered investment adviser regulated by the U.S. Securities and Exchange Commission (“SEC”). CTSC Securities is regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

INVESTMENT SECURITIES
The Company’s investments are classified as either: (1) held-to-maturity, which are debt securities that the Company intends to hold until maturity and are reported at amortized cost, net of allowance for credit losses; (2) trading, which are debt securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in non-interest income; (3) available-for-sale, which are debt securities not classified as either held-to-maturity or trading securities and reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), on an after-tax basis; or (4) equity securities, which are reported at fair value, with unrealized gains and losses included in non-interest income.

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded to interest income on investments over the estimated life of the security utilizing the level yield method. Management evaluates expected credit losses on held-to-maturity debt securities on a collective or pool basis, by investment category and credit rating. The Company measures credit losses by comparing the present value of cash flows expected to be collected to the amortized cost of the security that considers historical credit loss information, adjusted for current conditions and reasonable and supportable economic forecasts. The Company’s investment securities can be classified into the following pools based on similar risk characteristics: (1) U.S. government agencies, (2) state and local municipalities, (3) domestic corporations, including trust preferred securities, and (4) non-agency securitizations. The Company’s U.S. government agency securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. For the remaining pools of securities, the credit rating of the issuers, the investment’s cash flow characteristics and the underlying instruments securitizing certain bonds are the most relevant risk characteristics of the investment portfolio. The Company’s investment policy only allows for purchases of investments with investment grade credit ratings and the Company continuously monitors for changes in credit ratings. Probability of default and loss given default rates are based on historical averages for each investment pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables, such as unemployment rates and interest rate spreads, which management considers to be both reasonable and supportable. The forecast of these macroeconomic variables is applied over a period of three years and reverts to historical averages over a two-year reversion period.

Management evaluates available-for-sale debt securities in an unrealized loss position quarterly for expected credit losses. Management first determines whether it intends to sell or if it is more likely than not that it will be required to sell the impaired securities. This determination considers current and forecasted liquidity requirements, regulatory and capital requirements, and securities portfolio management. If the Company intends to sell an available-for-sale security with a fair value below amortized cost or if it is more likely than not that it will be required to sell such a security before recovery, the security’s amortized cost is written down to fair value through current period earnings. For available-for-sale debt securities that the Company does not intend to sell or it is more likely than not that it will not be required to sell before recovery, a provision for credit losses is recorded through current period earnings for the amount of the valuation decline below amortized cost that is attributable to credit losses. Management considers the extent to which fair value is less than amortized cost, credit ratings and other factors related to the security in assessing whether credit loss exists. The Company measures credit loss by comparing the present value of cash flows expected to be collected to the amortized cost of the security. An allowance for credit losses is measured by the difference that the present value of cash flows expected to be collected is less than the amortized cost, limited by the amount that the fair value is less than the amortized cost. The remaining difference between the security’s fair value and amortized cost (that is, the decline in fair value not attributable to credit losses) is recognized in other comprehensive income (loss), in the consolidated statements of comprehensive income and the shareholders’ equity section of the consolidated statements of financial condition, on an after-tax basis. Changes in the allowance for credit losses are recorded as provision for credit losses. Losses are charged against the allowance when management believes the security is uncollectible or management intends to sell or is required to sell the security.

The recognition of interest income on a debt security is discontinued when any principal or interest payment becomes 90 days past due, at which time the debt security is placed on non-accrual status. All accrued and unpaid interest on such debt security is then reversed. Accrued interest receivable is excluded from the estimate of expected credit losses.

FEDERAL HOME LOAN BANK STOCK
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of September 30, 2021 and December 31, 2020. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The allowance for credit losses is a valuation account that is deducted from the amortized cost of loans and leases to present management’s best estimate of the net amount expected to be collected. Adjustments to the allowance for credit losses are established through provisions for credit losses that are recorded in the consolidated statements of income. Loans and leases are charged off against the allowance for credit losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans and leases previously charged off, the recovered amount is credited to allowance for credit losses. Accrued interest receivable is excluded from the estimate of expected credit losses.

The allowance for credit losses represents estimates of expected credit losses for homogeneous loan pools that share similar risk characteristics such as commercial and industrial (“C&I”) loans and leases, commercial real estate (“CRE”) loans, and private banking loans, which include consumer lines of credit and residential mortgages. The Company periodically reassesses each loan pool to ensure that the loans within the pool continue to share similar risk characteristics. Non-accrual loans and loans designated as TDRs are assessed individually using a discounted cash flow method or, where a loan is collateral dependent, based upon the fair value of the collateral less estimated selling costs.

The collateral on our private banking loans that are secured by cash, marketable securities and/or cash value life insurance is monitored daily and requires borrowers to continually replenish such collateral as a result of changes in its fair value. Therefore, it is expected that the fair value of the collateral securing each loan will exceed the loan’s amortized cost and no allowance for credit losses would be required under Accounting Standard Codification (“ASC”) 326-20-35-6, “Financial Assets Secured by Collateral Maintenance Provisions.”

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

Results for the nine months ended September 30, 2021 are presented under the current expected credit loss (“CECL”) methodology, in accordance with ASC Topic 326, while prior period amounts continue to be reported in accordance with ASC Topic 450, “Contingencies,” and specific reserves based upon ASC Topic 310, “Receivables.” ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. The Company has not experienced any losses on receivables for investment management fees for the nine months ended September 30, 2021 and 2020. The Company had no allowance for credit losses on investment management fees as of September 30, 2021 and December 31, 2020.

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

OPERATING LEASES
The Company is a lessee in noncancellable operating leases, primarily for its office spaces and other office equipment. The Company records operating leases as a right-of-use asset and an offsetting lease liability in the consolidated statements of financial condition at the present value of the unpaid lease payments. The Company generally uses its incremental borrowing rate as the discount rate for operating leases. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the right-of-use asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

BORROWINGS
The Company records FHLB advances, line of credit borrowings and subordinated notes payable at their principal amount, net of debt issuance costs. Interest expense is recognized based on the coupon rate of the obligations. Costs associated with the acquisition of subordinated notes payable are amortized to interest expense over the expected term of the borrowing.

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

The two-class method requires the Company’s Series C perpetual non-cumulative convertible non-voting preferred stock (the “Series C Preferred Stock”) and outstanding warrants to be treated as participating classes of securities in the computation of EPS. In addition, net income is reduced by dividends declared on all series of preferred stock to derive net income available to common shareholders. Basic EPS is computed by dividing net income allocable to common shareholders by the weighted average number of the Company’s common shares outstanding for the period, excluding non-vested restricted stock. Diluted EPS reflects the potential dilution upon the exercise of stock options and warrants, and the vesting of restricted stock awards granted utilizing the treasury stock method.

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

The Company executes interest rate derivatives with its commercial banking customers to facilitate their respective risk management strategies. The Company generates swap fee income through these transactions. These derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company generally eliminates its interest rate exposure resulting from such transactions, and these derivatives are not designated as hedging instruments. Swap fees are based on the notional amount and weighted maturity of each individual transaction and are collected and recorded to non-interest income in the consolidated statements of income when the transaction is executed.

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

RECENT ACCOUNTING DEVELOPMENTS
In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-5, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and for interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities. The amendments in this update address stakeholders’ concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3; and (2) the lessor would have otherwise recognized a day-one loss. The Company is currently evaluating the impact of adopting ASU 2021-05 on its consolidated financial statements.

In April 2021, the FASB issued ASU 2021-04, which included Topic 260: Earnings Per Share. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options ("warrants") due to a lack of explicit guidance in the FASB Codification. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 - Reference Rate Reform (Topic 848): Scope. This ASU clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. The amendments in this ASU are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in this ASU are effective immediately for all entities. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements, but the Company will consider this guidance as contracts are transitioned from LIBOR to another reference rate.

RECLASSIFICATION
Certain items previously reported have been reclassified to conform with the current year’s reporting presentation and are considered immaterial.

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following as of September 30, 2021:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$135,711	$1,509	$199	$—	$137,021
Non-agency residential mortgage-backed securities	244,744	1	1,057	—	243,688
Trust preferred securities	18,335	445	2	—	18,778
Agency collateralized mortgage obligations	17,495	63	—	—	17,558
Agency mortgage-backed securities	125,982	38	915	—	125,105
Agency debentures	7,600	688	—	—	8,288
Municipal bonds	5,197	—	26	—	5,171
Total debt securities available-for-sale	$555,064	$2,744	$2,199	$—	$555,609
(1)Available-for-sale debt securities are recorded on the consolidated statements of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$28,168	$925	$23	29,070	$46
Agency debentures	37,199	659	228	37,630	—
Municipal bonds	1,270	2	—	1,272	—
Non-agency residential mortgage-backed securities	205,661	52	1,781	203,932	—
Agency mortgage-backed securities	545,877	638	7,108	539,407	—
U.S. treasury notes	39,073	—	564	38,509	—
Total debt securities held-to-maturity	$857,248	$2,276	$9,704	$849,820	$46
(1)Held-to-maturity debt securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

During the first quarter of 2021, the Company transferred $480.8 million fair value of previously designated available-for-sale agency mortgage-backed securities to held-to-maturity.

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
(1)Available-for-sale debt securities are recorded on the consolidated statements of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$28,672	$566	$1	$29,237	$79
Agency debentures	48,130	1,051	—	49,181	—
Municipal bonds	6,577	45	—	6,622	—
Non-agency residential mortgage-backed securities	124,152	237	217	124,172	70
Agency mortgage-backed securities	4,309	778	—	5,087	—
Total debt securities held-to-maturity	$211,840	$2,677	$218	$214,299	$149
(1)Held-to-maturity debt securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

Interest income on investment securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Taxable interest income	$4,305	$3,436	$10,295	$10,437
Non-taxable interest income	35	55	92	192
Dividend income	137	196	473	899
Total interest income on investment securities	$4,477	$3,687	$10,860	$11,528

As of September 30, 2021, the contractual maturities of the debt securities were:

	September 30, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$27,500	$27,584	$860	$861
Due from one to five years	60,246	61,285	15,578	16,075
Due from five to ten years	57,461	57,911	98,522	98,665
Due after ten years	409,857	408,829	742,288	734,219
Total debt securities	$555,064	$555,609	$857,248	$849,820

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity		Available-for-Sale		Held-to-Maturity
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020	2021	2020	2021	2020
Proceeds from sales	$47,001	$64,363	$—	$—	$121,711	$120,400	$—	$—
Proceeds from calls	—	—	101,202	118,745	13,000	3,580	144,757	366,503
Total proceeds	$47,001	$64,363	$101,202	$118,745	$134,711	$123,980	$144,757	$366,503

Gross realized gains	$25	$3,740	$27	$4	$123	$3,762	$27	$53
Gross realized losses	—	—	19	—	1	—	19	—
Net realized gains	$25	$3,740	$8	$4	$122	$3,762	$8	$53

There were $38.5 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships as of September 30, 2021.

Changes in the allowance for credit losses on held-to-maturity securities were as follows for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021
(Dollars in thousands)	Corporate Bonds	Non-agency Securitizations	Municipal Bonds	Agency Debentures and Securitizations	U.S. Treasury Notes	Total
Balance, beginning of period	$47	$23	$—	$—	$—	$70
Provision (credit) for credit losses	(1)	(23)	—	—	—	(24)
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$46	$—	$—	$—	$—	$46

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Corporate Bonds	Non-agency Securitizations	Municipal Bonds	Agency Debentures and Securitizations	U.S. Treasury Notes	Total
Balance, beginning of period	$79	$70	$—	$—	$—	$149
Provision (credit) for credit losses	(33)	(70)	—	—	—	(103)
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$46	$—	$—	$—	$—	$46

The following tables show the fair value and gross unrealized losses on debt securities available-for-sale, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$9,518	$84	$9,886	$115	$19,404	$199
Non-agency residential mortgage-backed securities	170,302	1,057	—	—	170,302	1,057
Trust preferred securities	—	—	2,373	2	2,373	2
Agency mortgage-backed securities	123,874	915	—	—	123,874	915
Municipal bonds	5,171	26	—	—	5,171	26
Temporarily impaired debt securities available-for-sale (1)	$308,865	$2,082	$12,259	$117	$321,124	$2,199
(1)The number of investment positions with unrealized losses totaled 22 for available-for-sale securities.

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$28,796	$277	$9,751	$249	$38,547	$526
Trust preferred securities	13,313	198	—	—	13,313	198
Agency collateralized mortgage obligations	—	—	9,863	5	9,863	5
Agency mortgage-backed securities	89,931	209	—	—	89,931	209
Temporarily impaired debt securities available-for-sale (1)	$132,040	$684	$19,614	$254	$151,654	$938
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

	September 30, 2021
(Dollars in thousands)	Aaa	Aa	A	Baa	Ba	Total
Debt securities held-to-maturity:
Corporate bonds	$—	$—	$—	$28,168	$—	$28,168
Agency debentures	37,199	—	—	—	—	37,199
Municipal bonds	—	480	790	—	—	1,270
Non-agency residential mortgage-backed securities	205,661	—	—	—	—	205,661
Agency mortgage-backed securities	545,877	—	—	—	—	545,877
U.S. treasury notes	39,073	—	—	—	—	39,073
Total debt securities held-to-maturity	$827,810	$480	$790	$28,168	$—	$857,248

Accrued interest receivable of $1.6 million and $697,000 on debt securities held-to-maturity as of September 30, 2021 and December 31, 2020, respectively, was excluded from the amortized cost used in the calculation of allowance for credit losses. The Company had no debt securities held-to-maturity that were past due as of September 30, 2021.

There were no outstanding debt securities classified as trading as of September 30, 2021 and December 31, 2020.

Equity securities consisted of mutual funds investing in short-duration, investment grade corporate bonds. The investments in these securities were $5.0 million and $0 as of September 30, 2021 and December 31, 2020, respectively.

There was $11.8 million and $13.3 million in FHLB stock outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

Loans and leases held-for-investment were comprised of the following:

	September 30, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$6,190,874	$1,336,331	$2,329,762	$9,856,967
Net deferred loan costs (fees)	13,135	4,486	(5,577)	12,044
Loans and leases held-for-investment, net of deferred fees and costs	6,204,009	1,340,817	2,324,185	9,869,011
Allowance for credit losses on loans and leases	(2,156)	(10,796)	(19,411)	(32,363)
Loans and leases held-for-investment, net	$6,201,853	$1,330,021	$2,304,774	$9,836,648

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$4,797,881	$1,269,248	$2,160,784	$8,227,913
Net deferred loan costs (fees)	9,919	4,904	(5,318)	9,505
Loans and leases held-for-investment, net of deferred fees and costs	4,807,800	1,274,152	2,155,466	8,237,418
Allowance for credit losses on loans and leases	(2,047)	(5,254)	(27,329)	(34,630)
Loans and leases held-for-investment, net	$4,805,753	$1,268,898	$2,128,137	$8,202,788

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Included in unused loan commitments are unused availability under demand loans for our private banking lines secured by cash, marketable securities and/or cash value life insurance, as well as commitments to fund loans secured by residential properties, commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit. The amount of unfunded commitments, including standby letters of credit, as of September 30, 2021 and December 31, 2020, was $9.45 billion and $6.73 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The total unfunded commitments above included loans in the process of origination totaling approximately $93.8 million and $39.6 million as of September 30, 2021 and December 31, 2020, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of September 30, 2021 and December 31, 2020, included in the total unfunded commitments above, was $63.1 million and $82.0 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the nine months ended September 30, 2021 and 2020, there were draws on letters of credit totaling $3.5 million and $49,000, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements.

The allowance for credit losses on off-balance-sheet credit exposures was $3.1 million and $3.4 million as of September 30, 2021 and December 31, 2020, respectively, which includes allowance for credit losses on unfunded loan commitments and standby letters of credit. The Company recorded a credit to provision on off-balance sheet exposures as liabilities of $303,000 and provision expense of $765,000 for the nine months ended September 30, 2021 and 2020, respectively.

[4] ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

Our allowance for credit losses represents our current estimate of expected credit losses in the portfolio at a specific point in time. This estimate includes credit losses associated with loans and leases evaluated on a collective or pool basis, as well as expected credit losses of the individually evaluated loans and leases that do not share similar risk characteristics. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions, and economic forecasts over a reasonable and supportable period of time. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for credit losses on loans and leases takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Results for the nine months ended September 30, 2021, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for more details on the Company’s policy on allowance for credit losses on loans and leases.

The following discusses key characteristics and risks within each primary loan portfolio:

Private Banking Loans
Our private banking lending business is conducted on a national basis. This loan portfolio primarily includes loans made to high-net-worth individuals, trusts and businesses that are typically secured by marketable securities, cash, and/or cash value life insurance. The Company actively monitors the value of the collateral securing these loans on a daily basis and requires borrowers to continually replenish such collateral as a result of changes in its fair value. Therefore, it is expected that the fair value of the collateral value securing each loan will exceed the loan’s amortized cost and no allowance for credit loss would be required under ASC 326-20-35-6, “Financial Assets Secured by Collateral Maintenance Provisions.”

This portfolio also has some loans that are secured by residential real estate or other financial assets and unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower. The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 98.7% and 98.6% of total private banking loans as of September 30, 2021 and December 31, 2020, respectively.

Commercial Banking: Commercial and Industrial Loans and Leases
This loan portfolio primarily includes loans and leases made to financial services and other service and/or manufacturing companies generally for the purposes of financing production, operating capacity, accounts receivable, inventory, equipment, acquisitions and/or recapitalizations. Cash flow from the borrower’s operations is the primary source of repayment for these loans and leases; however, most loans are collateralized by commercial assets.

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

Commercial Banking: Commercial Real Estate Loans
This loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. The primary source of repayment for CRE loans secured by owner-occupied properties is cash flow from the borrower’s operations. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property, are the primary sources of repayment for CRE loans secured by investment properties. Also included in this portfolio are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. The increased level of risk for these loans is generally confined to the construction period. If problems arise, the project may not be completed and as such, may not provide sufficient cash flow on its own to service the debt or have sufficient value in a liquidation to cover the outstanding principal.

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

The following table presents the amortized cost of loans by portfolio, risk rating and year of origination:

	As of September 30, 2021
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$23,269	$58,664	$31,480	$54,348	$7,195	$52,441	$5,976,612	$6,204,009
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total private banking loans	23,269	58,664	31,480	54,348	7,195	52,441	5,976,612	6,204,009
Commercial and Industrial:
Pass	129,138	185,460	177,496	47,837	40,650	26,281	709,469	1,316,331
Special mention	—	2,088	1,780	—	—	193	11,800	15,861
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	750	—	7,875	—	—	—	8,625
Total commercial and industrial loans	129,138	188,298	179,276	55,712	40,650	26,474	721,269	1,340,817
Commercial Real Estate:
Pass	359,655	537,743	511,049	363,399	198,938	275,371	59,056	2,305,211
Special mention	—	526	—	628	—	5,303	—	6,457
Substandard	—	262	5,395	—	—	6,860	—	12,517
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	359,655	538,531	516,444	364,027	198,938	287,534	59,056	2,324,185
Loans and leases held-for-investment	$512,062	$785,493	$727,200	$474,087	$246,783	$366,449	$6,756,937	$9,869,011
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment as of September 30, 2021.

	As of December 31, 2020
(Dollars in thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$64,829	$44,210	$57,081	$7,736	$12,040	$55,092	$4,566,296	$4,807,284
Special mention	—	—	—	—	—	—	—	—
Substandard	—	516	—	—	—	—	—	516
Doubtful	—	—	—	—	—	—	—	—
Total private banking loans	64,829	44,726	57,081	7,736	12,040	55,092	4,566,296	4,807,800
Commercial and Industrial:
Pass	216,459	223,189	88,212	44,575	9,383	20,709	651,900	1,254,427
Special mention	1,795	—	5,416	—	—	—	3,431	10,642
Substandard	750	—	7,875	—	—	—	458	9,083
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial loans	219,004	223,189	101,503	44,575	9,383	20,709	655,789	1,274,152
Commercial Real Estate:
Pass	514,920	617,120	435,708	202,001	181,108	134,700	38,802	2,124,359
Special mention	446	5,395	4,308	—	1,186	145	—	11,480
Substandard	91	—	6,296	2,926	7,054	3,260	—	19,627
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	515,457	622,515	446,312	204,927	189,348	138,105	38,802	2,155,466
Loans and leases held-for-investment	$799,290	$890,430	$604,896	$257,238	$210,771	$213,906	$5,260,887	$8,237,418
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment as of December 31, 2020.

Accrued interest receivable of $18.4 million and $16.4 million on loans and leases as of September 30, 2021 and December 31, 2020, respectively, was excluded from the amortized cost used in the calculation of allowance for credit losses.

Changes in the allowance for credit losses on loans and leases were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,107	$8,969	$21,501	$32,577
Provision (credit) for credit losses	49	1,949	(1,974)	24
Charge-offs	—	(122)	(116)	(238)
Recoveries	—	—	—	—
Balance, end of period	$2,156	$10,796	$19,411	$32,363

	Three Months Ended September 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,151	$7,546	$13,579	$23,276
Provision for credit losses	59	226	7,145	7,430
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$2,210	$7,772	$20,724	$30,706

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,047	$5,254	$27,329	$34,630
Provision (credit) for credit losses	109	5,750	(5,436)	423
Charge-offs	—	(321)	(2,482)	(2,803)
Recoveries	—	113	—	113
Balance, end of period	$2,156	$10,796	$19,411	$32,363

	Nine Months Ended September 30, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,973	$5,262	$6,873	$14,108
Provision for credit losses	408	2,169	13,851	16,428
Charge-offs	(171)	—	—	(171)
Recoveries	—	341	—	341
Balance, end of period	$2,210	$7,772	$20,724	$30,706

The following tables present the age analysis of past due loans and leases segregated by class:

	September 30, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$299	$2,398	$—	$2,697	$6,201,312	$6,204,009
Commercial and industrial	—	—	8,625	8,625	1,332,192	1,340,817
Commercial real estate	—	—	—	—	2,324,185	2,324,185
Loans and leases held-for-investment	$299	$2,398	$8,625	$11,322	$9,857,689	$9,869,011

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$250	$—	$—	$250	$4,807,550	$4,807,800
Commercial and industrial	—	—	458	458	1,273,694	1,274,152
Commercial real estate	2,926	—	6,296	9,222	2,146,244	2,155,466
Loans and leases held-for-investment	$3,176	$—	$6,754	$9,930	$8,227,488	$8,237,418

Individually Evaluated Loans

Management monitors the delinquency status of the Company’s loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

The following tables present the Company’s amortized cost of individually evaluated loans and related information on those loans as of and for the nine months ended September 30, 2021 and as of and for the twelve months ended December 31, 2020:

As of and for the Nine Months Ended September 30, 2021
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	8,625	8,625	6,900	8,625	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	8,625	8,625	6,900	8,625	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	8,625	8,625	6,900	8,625	—
Commercial real estate	—	—	—	—	—
Total	$8,625	$8,625	$6,900	$8,625	$—

	As of and for the Twelve Months Ended December 31, 2020
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total with a related allowance recorded	9,680	9,708	1,988	9,680	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total	$9,680	$9,708	$1,988	$9,680	$—

Individually evaluated loans were $8.6 million and $9.7 million as of September 30, 2021 and December 31, 2020, respectively. There was no interest income recognized on individually evaluated loans that were also on non-accrual status for the nine months ended September 30, 2021, and the twelve months ended December 31, 2020. As of September 30, 2021 and December 31, 2020, there were no loans 90 days or more past due and still accruing interest income.

The Company estimates allowance for credit losses individually for loans that do not share similar risk characteristics, including non-accrual loans and loans designated as TDRs, using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, there were specific reserves totaling $6.9 million and $2.0 million as of September 30, 2021 and December 31, 2020, respectively. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for the Company’s policy on evaluating loans for expected credit losses and interest income.

The following tables present the allowance for credit losses on loans and leases and amortized costs of individually evaluated loans:

	September 30, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$6,900	$—	$6,900
Collectively evaluated for impairment	2,156	3,896	19,411	25,463
Total allowance for credit losses on loans and leases	$2,156	$10,796	$19,411	$32,363
Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$8,625	$—	$8,625
Collectively evaluated for impairment	6,204,009	1,332,192	2,324,185	9,860,386
Loans and leases held-for-investment	$6,204,009	$1,340,817	$2,324,185	$9,869,011

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$103	$1,885	$1,988
Collectively evaluated for impairment	2,047	5,151	25,444	32,642
Total allowance for credit losses on loans and leases	$2,047	$5,254	$27,329	$34,630
Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$458	$9,222	$9,680
Collectively evaluated for impairment	4,807,800	1,273,694	2,146,244	8,227,738
Loans and leases held-for-investment	$4,807,800	$1,274,152	$2,155,466	$8,237,418

Troubled Debt Restructuring

The aggregate recorded investment of impaired loans with terms modified through a troubled debt restructuring was $0 and $2.9 million as of September 30, 2021 and December 31, 2020, respectively, which were also on non-accrual status. There were no unused commitments on loans designated as TDRs as of September 30, 2021 and December 31, 2020, respectively.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with payment defaults during the nine months ended September 30, 2021 and 2020.

There were no loans newly designated as TDRs during the three months ended September 30, 2021. The financial effects of our modifications made to loans newly designated as TDRs during the nine months ended September 30, 2021, were as follows:

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Credit Losses on Loans and Leases at the time of Modification	Current Allowance for Credit Losses on Loans and Leases
Commercial Real Estate:
Extended term, deferred principal	2	$4,454	$—	$445	$—
Total	2	$4,454	$—	$445	$—

There were no loans newly designated as TDRs during the three and nine months ended September 30, 2020.

Other Real Estate Owned

As of September 30, 2021 and December 31, 2020, the balance of OREO was $2.2 million and $2.7 million, respectively. The change in the OREO balance from December 31, 2020 was attributable to a $155,000 write-down on an OREO property and $351,000 in proceeds from the sale of an OREO property. The net loss from the sale of OREO was $39,000 during the nine months ended September 30, 2021. There were no residential mortgage loans that were in the process of foreclosure as of September 30, 2021.

[5] DEPOSITS

As of September 30, 2021 and December 31, 2020, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	September 30, 2021	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$593,342	$456,426
Interest-bearing checking accounts	0.05 to 1.70%	0.38%	0.38%	4,057,005	3,068,834
Money market deposit accounts	0.08 to 3.25%	0.41%	0.56%	5,220,946	3,927,797
Total demand and savings accounts				9,871,293	7,453,057
Certificates of deposit	0.02 to 3.15%	0.41%	1.08%	884,848	1,036,032
Total deposits				$10,756,141	$8,489,089
Weighted average rate on interest-bearing accounts		0.40%	0.56%

As of September 30, 2021 and December 31, 2020, the Bank had total brokered deposits of $1.07 billion and $753.3 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $2.09 billion and $1.72 billion as of September 30, 2021 and December 31, 2020, respectively, and were not considered brokered deposits.

As of September 30, 2021 and December 31, 2020, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $529.5 million and $534.3 million, respectively. As of September 30, 2021 and December 31, 2020, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $152.9 million and $159.6 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
12 months or less	$756,573	$892,427
12 months to 24 months	112,316	132,443
24 months to 36 months	15,959	11,162
Total	$884,848	$1,036,032

Interest expense on deposits was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest-bearing checking accounts	$3,682	$3,280	$9,689	$11,213
Money market deposit accounts	5,794	6,944	17,395	28,975
Certificates of deposit	1,004	3,674	4,256	16,907
Total interest expense on deposits	$10,480	$13,898	$31,340	$57,095

[6] BORROWINGS

As of September 30, 2021 and December 31, 2020, borrowings were comprised of the following:

	September 30, 2021			December 31, 2020
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 9/20/2021	0.26%	$50,000	12/20/2021	—%	$—
Issued 9/2/2021	0.34%	50,000	12/2/2021	—%	—
Issued 9/1/2021	0.31%	150,000	12/1/2021	—%	—
Issued 12/21/2020	—%	—		0.39%	50,000	3/22/2021
Issued 12/2/2020	—%	—		0.33%	50,000	3/2/2021
Issued 12/1/2020	—%	—		0.33%	150,000	3/1/2021
Issued 10/8/2020	—%	—		0.39%	50,000	1/8/2021
Line of credit borrowings	4.00%	10,000	2/18/2022	4.25%	5,000	10/17/2021
Subordinated notes payable (net of debt issuance costs of $1,846 and $2,007, respectively)	5.75%	95,654	5/15/2030	5.75%	95,493	5/15/2030
Total borrowings, net		$355,654			$400,493

In 2020, the Company completed underwritten public offerings of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes constitute Tier 2 capital for the Company under federal regulatory capital rules.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB, if applicable, and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of September 30, 2021, the Bank’s borrowing capacity is based on the information provided in its June 30, 2021 QCR filing. As of September 30, 2021, the Bank had pledged loans of $1.46 billion with the FHLB, for a gross borrowing capacity of $1.04 billion, of which $250.0 million was outstanding in advances. As of December 31, 2020, there was $300.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of September 30, 2021 and December 31, 2020, there were no outstanding borrowings under these lines of credit, and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $3.3 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC; however, if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from its customer as part of the existing credit facility of that customer. On August 16, 2021, the Bank entered into a standby letter of credit with PNC Bank for $643,000, which expires on August 16, 2022, for benefit of the lessor of our New York office space in lieu of a security deposit.

The Company maintains an unsecured line of credit of $75.0 million with The Huntington National Bank. As of September 30, 2021, there was $10.0 million in outstanding borrowings under this line of credit. As of December 31, 2020, the Company held an unsecured line of credit of $75.0 million with Texas Capital Bank and had $5.0 million in outstanding borrowings under this line of credit. The Company repaid these borrowings at Texas Capital Bank and subsequently terminated this line of credit on February 18, 2021.

Interest expense on borrowings was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
FHLB borrowings	$1,102	$1,392	$3,256	$4,711
Line of credit borrowings	—	—	55	261
Subordinated notes payable	1,456	1,458	4,366	2,138
Total interest expense on borrowings	$2,558	$2,850	$7,677	$7,110

[7] STOCK TRANSACTIONS

On December 30, 2020, the Company completed the private placement of securities pursuant to an Investment Agreement, dated October 10, 2020 and amended December 9, 2020, with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. Pursuant to the Investment Agreement, the Company sold to T-VIII PubOpps (i) 2,770,083 shares of voting common stock for $40.0 million, (ii) 650 shares of Series C Preferred Stock for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of voting common stock, or non-voting common stock at an exercise price of $17.50 per share. After two years, the Series C Preferred Stock is convertible into shares of non-voting common stock or, when transferred under certain limited circumstances to a holder other than an affiliate of Stone Point Capital LLC, voting common stock, at a price of 13.75 per share. The Series C Preferred Stock has a liquidation preference of $100,000 per share, and pays a quarterly dividend at an annualized rate of 6.75%. The Company received gross proceeds of $105.0 million at closing, and may receive up to an additional $16.1 million if the warrants are exercised in full. The net proceeds were recorded to shareholders’ equity at December 31, 2020, and allocated to the three equity instruments issued using the relative fair value method applied to common stock, preferred stock and the warrants issued, which were recorded to additional paid-in capital. The net proceeds constitute Tier 1 capital for the Company under federal regulatory capital rules.

During the nine months ended September 30, 2021 and 2020, the Company paid dividends of $5.9 million on its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”) and its 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the “Series B Preferred Stock”). During the nine months ended September 30, 2021, a stock dividend of 22 shares of the Company’s Series C Preferred Stock was paid in kind, as well as cash paid in lieu of a fractional share.

Under authorization by the Board of Directors of the Company (“Board”), the Company is permitted to repurchase its common stock up to prescribed amounts, of which $7.3 million remained available as of September 30, 2021. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company.

During the nine months ended September 30, 2021, treasury shares increased 99,946, or approximately $2.0 million, in connection with the net settlement of equity awards exercised or vested. During the nine months ended September 30, 2020, the Company repurchased 40,000 shares of common stock for approximately $670,000, at an average cost of $16.76 per share, which shares are held as treasury stock. In addition to the shares purchased in the market, treasury shares increased 126,148, or approximately $2.7 million, in connection with the net settlement of equity awards exercised or vested during the nine months ended September 30, 2020.

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

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding	Number of Treasury Shares
Balance, December 31, 2019	120,750	29,355,986	2,126,422
Issuance of restricted common stock	—	607,323	—
Forfeitures of restricted common stock	—	(11,018)	—
Exercise of stock options	—	33,500	—
Purchase of treasury stock	—	(40,000)	40,000
Increase in treasury stock related to equity awards	—	(126,148)	126,148
Reissuance of treasury stock	—	8,500	(8,500)
Balance, September 30, 2020	120,750	29,828,143	2,284,070

Balance, December 31, 2020	121,400	32,620,150	2,299,422
Issuance of restricted common stock	—	595,886	—
Forfeitures of restricted common stock	—	(12,047)	—
Preferred stock dividend	22	—	—
Exercise of stock options	—	50,300	—
Increase in treasury stock related to equity awards	—	(99,946)	99,946
Balance, September 30, 2021	121,422	33,154,343	2,399,368

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”) capital, Tier 1 capital and Total capital (each as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of September 30, 2021 and December 31, 2020, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subject.

Insured depository institutions are categorized as well capitalized if they meet minimum capital ratios as set forth in the tables below. The Bank exceeded the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report for the period ending September 30, 2021 that management believes have materially changed the Bank’s capital, as presented in the tables below.

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

In 2020, U.S. federal regulatory authorities issued a final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay the impact of CECL on regulatory capital for up to two years, beginning January 1, 2020, followed by a three-year transition period. As the Company adopted CECL on December 31, 2020, the Company elected to utilize the remainder of the two-year delay of CECL’s impact on its regulatory capital, from December 31, 2020 through December 31, 2021, followed by the three-year transition period of CECL impact on regulatory capital, from January 1, 2022 through December 31, 2024.

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$889,197	13.71%	$518,882	8.00%	N/A	N/A
Bank	$864,503	13.38%	$516,720	8.00%	$645,900	10.00%
Tier 1 risk-based capital ratio
Company	$764,932	11.79%	$389,162	6.00%	N/A	N/A
Bank	$835,892	12.94%	$387,540	6.00%	$516,720	8.00%
Common equity tier 1 risk-based capital ratio
Company	$584,489	9.01%	$291,871	4.50%	N/A	N/A
Bank	$835,892	12.94%	$290,655	4.50%	$419,835	6.50%
Tier 1 leverage ratio
Company	$764,932	6.61%	$462,757	4.00%	N/A	N/A
Bank	$835,892	7.24%	$461,884	4.00%	$577,355	5.00%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

[9] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020

Basic earnings per common share:
Net income	$20,016	$9,329	$54,996	$32,624
Less: Preferred dividends on Series A and Series B	1,963	1,962	5,887	5,886
Less: Preferred dividends on Series C	1,134	—	3,346	—
Net income available to common shareholders	$16,919	$7,367	$45,763	$26,738

Allocation of net income available:
Common shareholders	$14,274	$7,367	$38,679	$26,738
Series C convertible preferred shareholders	2,225	—	5,944	—
Warrant shareholders	420	—	1,140	—
Total	$16,919	$7,367	$45,763	$26,738

Basic weighted average common shares outstanding:
Basic common shares	31,357,356	28,286,250	31,287,924	28,230,180
Series C convertible preferred stock, as-if converted	4,887,272	—	4,807,858	—
Warrants, as-if exercised	922,438	—	922,438	—

Basic earnings per common share	$0.46	$0.26	$1.24	$0.95

Diluted earnings per common share:
Income available to common shareholders after allocation	$14,274	$7,367	$38,679	$26,738

Diluted weighted average common shares outstanding:
Basic common shares	31,357,356	28,286,250	31,287,924	28,230,180
Restricted stock - dilutive	664,729	303,138	884,714	313,726
Stock options - dilutive	124,137	85,055	144,229	135,377
Diluted common shares	32,146,222	28,674,443	32,316,867	28,679,283

Diluted earnings per common share	$0.44	$0.26	$1.20	$0.93

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive shares:	2021	2020	2021	2020
Restricted stock	10,750	785,762	11,500	566,498
Stock options	—	5,500	—	—
Series C convertible preferred stock, as-if converted	4,887,272	—	4,887,272	—
Warrants, as-if exercised	922,438	—	922,438	—
Total anti-dilutive shares	5,820,460	791,262	5,821,210	566,498

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of September 30, 2021 and December 31, 2020:

	Asset Derivatives		Liability Derivatives
	as of September 30, 2021		as of September 30, 2021
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$276	Other liabilities	$4,786

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	100,718	Other liabilities	100,727

Total	Other assets	$100,994	Other liabilities	$105,513

	Asset Derivatives		Liability Derivatives
	as of December 31, 2020		as of December 31, 2020
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$9,082

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	144,333	Other liabilities	144,351

Total	Other assets	$144,333	Other liabilities	$153,433

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of September 30, 2021 and December 31, 2020:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
September 30, 2021	$100,994	$—	$100,994	$(10,560)	$—	$90,434

December 31, 2020	$144,333	$—	$144,333	$(94)	$—	$144,239

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
September 30, 2021	$105,513	$—	$105,513	$(10,560)	$(80,719)	$14,234

December 31, 2020	$153,433	$—	$153,433	$(94)	$(150,238)	$3,101

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the nine months ended September 30, 2021.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of September 30, 2021, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/ (Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 5/30/2019	$50,000	2.05%	$641	6/1/2022	8
Issued 5/30/2019	50,000	2.03%	942	6/1/2023	20
Issued 5/30/2019	50,000	2.04%	948	6/1/2024	32
Issued 3/2/2020	50,000	0.98%	410	3/2/2025	41
Issued 3/20/2020	50,000	0.60%	219	3/20/2025	42
Total	$250,000		$3,160
(1)The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)		2021	2020	2021	2020
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(903)	$(1,028)	$(74)	$32

		Nine Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2021	2020	2021	2020
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(2,616)	$(1,647)	$1,733	$(9,258)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial and private banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company generally eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2021, the Company had interest rate derivative transactions with an aggregate notional amount of $4.55 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		2021	2020	2021	2020
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$10	$14	$33	$(51)

CREDIT-RISK-RELATED CONTINGENT FEATURES

The Company has agreements with each of its derivative counterparties that contain a provision where, if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company has agreements with certain of its derivative counterparties that contain a provision where, if either the Company or the counterparty fails to maintain its status as a well-capitalized or adequately capitalized institution, then the Company or the counterparty could be required to terminate any outstanding derivative positions and settle its obligations under the agreement.

As of September 30, 2021, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $81.2 million, including accrued interest. As of September 30, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $88.5 million which is considered restricted cash. If the Company had breached any of these provisions as of September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$137,021	$—	$137,021
Non-agency residential mortgage-backed securities	—	243,688	—	243,688
Trust preferred securities	—	18,778	—	18,778
Agency collateralized mortgage obligations	—	17,558	—	17,558
Agency mortgage-backed securities	—	125,105	—	125,105
Agency debentures	—	8,288	—	8,288
Municipal bonds	—	5,171	—	5,171
Equity securities	5,000	—	—	5,000
Interest rate swaps	—	100,994	—	100,994
Total financial assets	5,000	656,603	—	661,603

Financial liabilities:
Interest rate swaps	—	105,513	—	105,513
Total financial liabilities	$—	$105,513	$—	$105,513

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$158,464	$—	$158,464
Trust preferred securities	—	18,087	—	18,087
Agency collateralized mortgage obligations	—	22,089	—	22,089
Agency mortgage-backed securities	—	410,127	—	410,127
Agency debentures	—	8,803	—	8,803
Interest rate swaps	—	144,333	—	144,333
Total financial assets	—	761,903	—	761,903

Financial liabilities:
Interest rate swaps	—	153,433	—	153,433
Total financial liabilities	$—	$153,433	$—	$153,433

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$1,725	$1,725
Other real estate owned	—	—	2,178	2,178
Total assets	$—	$—	$3,903	$3,903

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$7,692	$7,692
Other real estate owned	—	—	2,724	2,724
Total assets	$—	$—	$10,416	$10,416

As of September 30, 2021 and December 31, 2020, the Company recorded $6.9 million and $2.0 million, respectively, of specific reserves to allowance for credit losses on loans and leases as a result of adjusting the fair value of impaired loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in thousands)	Fair Value	Valuation Techniques (1)(2)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$1,725	Collateral	Liquidation value and discount due to salability conditions	80%

Other real estate owned	$2,178	Collateral	Appraisal value and discount due to salability conditions	15%
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
(2)The collateral which is used in the valuation of these loans is commercial real estate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying amounts and estimated fair values of financial instruments:

		September 30, 2021		December 31, 2020
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$469,932	$469,932	$435,442	$435,442
Debt securities available-for-sale	2	555,609	555,609	617,570	617,570
Debt securities held-to-maturity, net	2	857,202	849,820	211,691	214,299
Equity securities	1	5,000	5,000	—	—
Federal Home Loan Bank stock	2	11,802	11,802	13,284	13,284
Loans and leases held-for-investment, net	3	9,836,648	9,815,390	8,202,788	8,199,922
Accrued interest receivable	2	21,872	21,872	18,783	18,783
Investment management fees receivable, net	2	8,908	8,908	7,935	7,935
Bank owned life insurance	2	98,308	98,308	71,787	71,787
Other real estate owned	3	2,178	2,178	2,724	2,724
Interest rate swaps	2	100,994	100,994	144,333	144,333

Financial liabilities:
Deposits	2	$10,756,141	$10,767,182	$8,489,089	$8,510,799
Borrowings, net	2	355,654	364,201	400,493	402,714
Interest rate swaps	2	105,513	105,513	153,433	153,433

During the nine months ended September 30, 2021 and 2020, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of September 30, 2021 and December 31, 2020:

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

[12] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$3,227	$(3,859)	$(632)	$1,692	$(8,222)	$(6,530)
Change in unrealized holding gains (losses)	(1,528)	(56)	(1,584)	3,088	27	3,115
Losses (gains) reclassified from other comprehensive income	(4)	685	681	(2,835)	780	(2,055)
Net other comprehensive income (loss)	(1,532)	629	(903)	253	807	1,060
Balance, end of period	$1,695	$(3,230)	$(1,535)	$1,945	$(7,415)	$(5,470)

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$3,834	$(6,531)	$(2,697)	$2,756	$(1,624)	$1,132
Change in unrealized holding gains (losses)	(2,061)	1,316	(745)	2,041	(7,040)	(4,999)
Losses (gains) reclassified from other comprehensive income	(78)	1,985	1,907	(2,852)	1,249	(1,603)
Net other comprehensive income (loss)	(2,139)	3,301	1,162	(811)	(5,791)	(6,602)
Balance, end of period	$1,695	$(3,230)	$(1,535)	$1,945	$(7,415)	$(5,470)

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

(Dollars in thousands)	September 30, 2021	December 31, 2020
Assets:
Bank	$12,074,984	$9,819,719
Investment management	84,822	86,150
Parent and other	(938)	(9,053)
Total assets	$12,158,868	$9,896,816

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$59,705	$—	$—	$59,705	$50,222	$—	$—	$50,222
Interest expense	11,591	—	1,447	13,038	15,297	—	1,451	16,748
Net interest income (loss)	48,114	—	(1,447)	46,667	34,925	—	(1,451)	33,474
Provision for credit losses	—	—	—	—	7,430	—	—	7,430
Net interest income (loss) after provision for credit losses	48,114	—	(1,447)	46,667	27,495	—	(1,451)	26,044
Non-interest income:
Investment management fees	—	9,780	(344)	9,436	—	8,293	(198)	8,095
Net gain on the sale and call of debt securities	33	—	—	33	3,744	—	—	3,744
Other non-interest income (loss)	4,768	(7)	—	4,761	5,027	23	—	5,050
Total non-interest income (loss)	4,801	9,773	(344)	14,230	8,771	8,316	(198)	16,889
Non-interest expense:
Intangible amortization expense	—	477	—	477	—	478	—	478
Other non-interest expense	28,975	8,031	525	37,531	23,462	6,868	619	30,949
Total non-interest expense	28,975	8,508	525	38,008	23,462	7,346	619	31,427
Income (loss) before tax	23,940	1,265	(2,316)	22,889	12,804	970	(2,268)	11,506
Income tax expense (benefit)	2,719	(412)	566	2,873	2,357	251	(431)	2,177
Net income (loss)	$21,221	$1,677	$(2,882)	$20,016	$10,447	$719	$(1,837)	$9,329

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$167,252	$—	$—	$167,252	$166,085	$—	$—	$166,085
Interest expense	34,629	—	4,388	39,017	61,844	—	2,361	64,205
Net interest income (loss)	132,623	—	(4,388)	128,235	104,241	—	(2,361)	101,880
Provision for credit losses	320	—	—	320	16,428	—	—	16,428
Net interest income (loss) after provision for credit losses	132,303	—	(4,388)	127,915	87,813	—	(2,361)	85,452
Non-interest income:
Investment management fees	—	28,789	(902)	27,887	—	23,955	(484)	23,471
Net gain on the sale and call of debt securities	130	—	—	130	3,815	—	—	3,815
Other non-interest income	14,683	25	—	14,708	15,893	23	—	15,916
Total non-interest income (loss)	14,813	28,814	(902)	42,725	19,708	23,978	(484)	43,202
Non-interest expense:
Intangible amortization expense	—	1,433	—	1,433	—	1,466	—	1,466
Other non-interest expense	77,201	23,300	1,777	102,278	64,462	20,498	2,242	87,202
Total non-interest expense	77,201	24,733	1,777	103,711	64,462	21,964	2,242	88,668
Income (loss) before tax	69,915	4,081	(7,067)	66,929	43,059	2,014	(5,087)	39,986
Income tax expense (benefit)	12,013	183	(263)	11,933	7,878	381	(897)	7,362
Net income (loss)	$57,902	$3,898	$(6,804)	$54,996	$35,181	$1,633	$(4,190)	$32,624
[15] SUBSEQUENT EVENTS

On October 1, 2021, a stock dividend of 11 shares of the Company’s Series C Preferred Stock was paid in kind, as well as cash paid in lieu of a fractional share, which was declared by the Board in July 2021 and fully accrued for as of September 30, 2021.

On October 11, 2021, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depositary share, on the Company’s Series B Preferred Stock, each of which is payable on January 1, 2022, to preferred shareholders of record as of the close of business on December 15, 2021. The Board also declared a dividend payable of 11 shares of the Company’s Series C Preferred Stock per share, and cash paid in lieu of a fractional share, which is payable on January 1, 2022, to preferred shareholders of record of the Series C Preferred Stock as of the close of business on December 15, 2021.

On October 20, 2021, the Company announced that it entered into a definitive agreement under which Raymond James Financial, Inc. (“Raymond James”) will acquire the outstanding shares of stock of the Company for consideration that is a combination of cash and Raymond James stock at a fixed exchange rate, valued in aggregate at approximately $1.1 billion based on the trading value of Raymond James’ stock on the announcement date. The acquisition is subject to customary closing conditions, including regulatory approvals and approval by the Company’s shareholders, and is expected to close in 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three and nine months ended September 30, 2021. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2021.

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

We measure our performance primarily through our net income available to common shareholders, earnings per common share (“EPS”) and total revenue (which is a non-GAAP financial measure). Other salient metrics include the ratio of allowance for credit losses on loans and leases to loans and leases; net interest margin; the efficiency ratio of the Bank segment (which is a non-GAAP financial measure); return on average assets; return on average common equity; regulatory leverage and risk-based capital ratios; and assets under management and EBITDA of the Investment Management segment (which is a non-GAAP financial measure).

Executive Overview

We are a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market and financial services businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. The Bank’s total assets were $12.07 billion as of September 30, 2021. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $11.45 billion as of September 30, 2021. CTSC Securities, our broker-dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products and is regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”).

On October 20, 2021, the Company announced that it entered into a definitive agreement under which Raymond James will acquire the outstanding shares of stock of the Company for consideration that is a combination of cash and Raymond James stock at a fixed exchange rate, valued in aggregate at approximately $1.1 billion based on the trading value of Raymond James’ stock on the announcement date. Raymond James is a leading diversified financial services company providing private client group, capital markets, asset management, banking and other services to individuals, corporations and municipalities. Subsequent to closing,

TriState Capital Bank will continue operating as a separately branded stand-alone, independently chartered bank subsidiary of Raymond James and Chartwell will continue to operate as a separately branded stand-alone investment adviser. The acquisition is subject to customary closing conditions, including regulatory approvals and approval by the Company’s shareholders, and is expected to close in 2022.

Performance

For the three months ended September 30, 2021, our net income available to common shareholders was $16.9 million compared to $7.4 million for the same period in 2020, an increase of $9.6 million, or 129.7%. This increase in net income available to common shareholders from the same period in 2020 was due to an increase in net interest income of $13.2 million, or 39.4%, driven by loan growth and reduced deposit cost and lower provision for credit losses of $7.4 million driven by an improving economic outlook, which were partially offset by a decrease in non-interest income of $2.7 million, or 15.7%, an increase of $6.6 million, or 20.9%, in non-interest expense as the Company continues to invest in people, processes and technology, an increase of $696,000 in income tax expense, and an increase in preferred stock dividends of $1.1 million.

For the nine months ended September 30, 2021, our net income available to common shareholders was $45.8 million compared to $26.7 million for the same period in 2020, an increase of $19.0 million, or 71.2%. The increase in net income available to common shareholders from the same period in 2020 was due to an increase in net interest income of $26.4 million, or 25.9%, driven by loan growth and reduced deposit costs and lower provision for credit losses of $16.1 million driven by an improving economic outlook, which were partially offset by a decrease in non-interest income of $477,000, or 1.1%, an increase of $15.0 million, or 17.0%, in non-interest expense, an increase of $4.6 million in income tax expense, and an increase in preferred stock dividends of $3.3 million.

Our diluted EPS was $0.44 for the three months ended September 30, 2021, compared to $0.26 for the same period in 2020, an increase of $0.18 per share, or 69.2%. Our diluted EPS was $1.20 for the nine months ended September 30, 2021, compared to $0.93 for the same period in 2020, an increase of $0.27 per share, or 29.0%. Results for the three and nine months ended September 30, 2021, included higher net income available to common shareholders, as well as a higher number of diluted shares outstanding and an increase in preferred dividends compared to 2020 due to the effect of our December 30, 2020 private placement of $105 million of common stock, convertible preferred stock and warrants. EPS is computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends accumulated or declared and participation rights in undistributed earnings. For more information on the Company’s calculation of EPS, refer to Note 1, Summary of Significant Accounting Policies and Note 9, Earnings per Common Share, to our unaudited condensed consolidated financial statements.
Net interest income and non-interest income, excluding net gains and losses on the sale of securities, combined to generate total revenue of $60.9 million for the three months ended September 30, 2021, an increase of 30.6% from $46.6 million for the same period in 2020. For the nine months ended September 30, 2021, total revenue increased $29.6 million, or 20.9%, to $170.8 million from $141.3 million for the same period in 2020. The increase in total revenue for the three and nine months ended September 30, 2021, was driven largely by higher net interest income due to decreased funding costs and loan growth, as well as increased investment management fees from Chartwell for both periods.

Our annualized net interest margin was 1.65% and 1.46% for the three months ended September 30, 2021 and 2020, respectively, and 1.63% and 1.60% for the nine months ended September 30, 2021 and 2020, respectively. The increase in net interest margin for the three months ended September 30, 2021, was driven primarily by a decrease of 30 basis points in the cost of interest-bearing liabilities, partially offset by a decrease of 17 basis points in the yield on loans. The increase in net interest margin for the nine months ended September 30, 2021, was driven primarily by a decrease of 57 basis points in the cost of interest-bearing liabilities, partially offset by a decrease of 53 basis points in the yield on loans.

The significant reduction in interest rates by the Federal Reserve in response to the COVID-19 pandemic has continued to impact our interest-earning assets and interest-bearing liabilities. Our loans are predominantly variable rate loans, of which many are indexed to one-month LIBOR. At the end of the first quarter 2020, we placed interest rate floors on the majority of our floating rate loans, particularly our private banking loans, and we have continued to implement floors on newly originated loans. As a result, approximately 50% of our total loans have floors that are currently benefiting the Bank compared to their contractual index. While we continue our strategy to implement floors on most recently originated loans, we have modified our pricing strategy to balance wider spreads with lower floor rates to manage our interest rate sensitivity while managing overall yield. Our deposits include fixed-rate time deposits but are primarily comprised of variable rate deposits, many of which are linked to an index such as the effective federal funds rate and others that are priced at the Bank’s discretion. While our deposit rates have declined during 2021 and 2020, the majority of the impact from repricing of floating rate deposits was achieved with the initial repricing in March 2020, in line with the Federal Reserve rate reduction.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $9.4 million for the three months ended September 30, 2021, as compared to $8.1 million for the same period in 2020, and $27.9 million for the nine months ended September 30, 2021, as compared to $23.5 million for the same period in 2020. Assets under management were $11.45 billion as of September 30, 2021, an increase of $1.80 billion from September 30, 2020, driven by net inflows of $362.0 million and market appreciation of $1.44 billion. Chartwell’s annual run-rate revenue increased to $39.0 million as of September 30, 2021, compared to $33.6 million as of September 30, 2020. For the three months ended September 30, 2021, investment fees grew $1.5 million, or 17.9%, while expenses grew $1.2 million, or 15.8%. For the nine months ended September 30, 2021, investment fees grew $4.8 million, or 20.2%, while expenses grew $2.8 million, or 12.6%. Importantly, EBITDA improved 19% for the three months ended September 30, 2021 from $1.6 million to $1.8 million and 53% for the nine months ended September 30, 2021 from $3.8 million to $5.8 million.

Another large component of our non-interest income is swap fees for the Bank, which totaled $3.1 million for the three months ended September 30, 2021, and $4.0 million for the same period in 2020. Swap fees totaled $9.7 million for the nine months ended September 30, 2021, as compared to $12.2 million for the same period in 2020. The difference in swap fees for the nine months ended September 30, 2021, was due in part to the extremely low interest rate environment and very flat or negative term structure for interest rates that persisted for most of 2020 and to the opportunity for originating long duration loans that sought to lock in interest rates. This created strong demand and pricing structures from borrowers seeking fixed rates in 2020 that were not replicated in 2021. While swap fees decreased for the nine months ended September 30, 2021 from the year-ago period, we have continued to enhance our distribution and product strategies to drive consistent opportunities for interest rate protection through swaps in both our commercial banking and private banking clients. The number of swaps executed as well as the notional amount and term of each swap transaction impact the fee income from period to period.

Our annualized ratio of non-interest expense to average assets was 1.30% and 1.31% for the three months ended September 30, 2021 and 2020, respectively, and 1.27% and 1.33% for the nine months ended September 30, 2021 and 2020, respectively. The Bank’s efficiency ratio was 54.79% and 58.73% for the three months ended September 30, 2021 and 2020, respectively, and 52.41% and 53.66% for the nine months ended September 30, 2021 and 2020, respectively. The Bank’s efficiency ratio reflects improvement in operating leverage through growth in the Bank’s total revenue of 22.6%, partially offset by the growth in the Bank’s non-interest expense of 19.8% for the nine months ended September 30, 2021. The Bank’s efficiency ratio improved for the nine months ended September 30, 2021, despite the increase in non-interest expense of 19.8%, demonstrating that we are making worthwhile investments in the technology and people necessary to drive responsible growth.

Our annualized return on average assets (net income to average total assets) was 0.68% and 0.39% for the three months ended September 30, 2021 and 2020, respectively, and 0.67% and 0.49% for the nine months ended September 30, 2021 and 2020, respectively. This change in the return on assets reflects our increased net interest margin while still reflecting the outpaced rate of growth in our lower-risk, lower-yielding marketable-securities-backed private banking loans and increase in our investment portfolio as a portion of our assets over prior periods. Our annualized return on average common equity (net income available to common shareholders to average common equity) was 10.67% and 5.56% for the three months ended September 30, 2021 and 2020, respectively, and 10.06% and 6.90% for the nine months ended September 30, 2021 and 2020, respectively. The increase in the annualized return on common equity is a return to a more normalized ratio as we are deploying the common equity raised in December 2020 and growing average asset levels.

Our total assets were $12.16 billion as of September 30, 2021, an increase of $2.26 billion, or 30.6% on an annualized basis, from December 31, 2020, primarily due to growth in our loan and lease portfolio, an increase in cash and cash equivalents, and growth in our investment portfolio. Loans and leases held-for-investment grew by $1.63 billion to $9.87 billion as of September 30, 2021, an annualized increase of 26.5% from December 31, 2020, as a result of growth in our commercial and private banking loan portfolios. Cash and cash equivalents increased $34.5 million, or 10.6% on an annualized basis, to $469.9 million as of September 30, 2021, from December 31, 2020. Total investment securities increased $587.1 million, or 93.2% on an annualized basis, to $1.43 billion as of September 30, 2021, from December 31, 2020. Total deposits increased $2.27 billion, or 35.7% on an annualized basis, to $10.76 billion as of September 30, 2021, from December 31, 2020. We focus on high quality loan growth and we aim to increase our assets through adding to our investment portfolio as part of our strategy to build greater on-balance sheet liquidity, funded by our deposits.

Our ratio of adverse rated credits to total loans declined to 0.44% at September 30, 2021, from 0.62% at December 31, 2020, primarily due to the reduction in criticized assets of $7.9 million. Our ratio of allowance for credit losses on loans and leases to loans and leases was 0.33% and 0.42% as of September 30, 2021 and December 31, 2020, respectively. We recorded provision for credit losses of $320,000 for the nine months ended September 30, 2021, compared to $16.4 million for the nine months ended September 30, 2020 primarily driven by an improving economic outlook.

Our book value per common share increased $1.33 to $19.11 as of September 30, 2021, from $17.78 as of December 31, 2020, largely as a result of higher levels of retained earnings as of September 30, 2021, which was partially offset by increased common shares outstanding as of September 30, 2021.

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

“Pre-tax, pre-provision net revenue” is defined as net interest income and non-interest income, excluding gains and losses on the sale and call of debt securities and total non-interest expense. We believe this measure is important because it allows management and investors to better assess our performance in relation to our core operating revenue, excluding the volatility that is associated with provision for credit losses and changes in our tax rates and other items that are unrelated to our core business.

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

TRISTATE CAPITAL HOLDINGS, INC.

(Dollars in thousands, except per share data)	September 30, 2021	December 31, 2020
Tangible common equity and tangible book value per common share:
Common shareholders’ equity	$633,595	$580,002
Less: goodwill and intangible assets	62,478	63,911
Tangible common equity (numerator)	$571,117	$516,091
Common shares outstanding (denominator)	33,154,343	32,620,150
Tangible book value per common share	$17.23	$15.82

TRISTATE CAPITAL HOLDINGS, INC.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Total revenue and pre-tax, pre-provision net revenue:
Net interest income	$46,667	$33,474	$128,235	$101,880
Total non-interest income	14,230	16,889	42,725	43,202
Less: net gain on the sale and call of debt securities	33	3,744	130	3,815
Total revenue	$60,864	$46,619	$170,830	$141,267
Less: total non-interest expense	38,008	31,427	103,711	88,668
Pre-tax, pre-provision net revenue	$22,856	$15,192	$67,119	$52,599

BANK SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Bank total revenue:
Net interest income	$48,114	$34,925	$132,623	$104,241
Total non-interest income	4,801	8,771	14,813	19,708
Less: net gain on the sale and call of debt securities	33	3,744	130	3,815
Bank total revenue	$52,882	$39,952	$147,306	$120,134

Bank efficiency ratio:
Total non-interest expense (numerator)	$28,975	$23,462	$77,201	$64,462
Total revenue (denominator)	$52,882	$39,952	$147,306	$120,134
Bank efficiency ratio	54.79%	58.73%	52.41%	53.66%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Investment Management EBITDA:
Net income	$1,677	$719	$3,898	$1,633
Interest expense	—	—	—	—
Income tax expense	(412)	251	183	381
Depreciation expense	105	103	312	319
Intangible amortization expense	477	478	1,433	1,466
EBITDA	$1,847	$1,551	$5,826	$3,799

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 75.1% and 72.1% of total revenue for the nine months ended September 30, 2021 and 2020, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Interest income	$59,705	$50,222	$167,252	$166,085
Fully taxable equivalent adjustment	10	15	25	51
Interest income adjusted	59,715	50,237	167,277	166,136
Less: interest expense	13,038	16,748	39,017	64,205
Net interest income adjusted	$46,677	$33,489	$128,260	$101,931

Yield on earning assets (1) (2)	2.11%	2.20%	2.12%	2.60%
Cost of interest-bearing liabilities (1)	0.51%	0.81%	0.55%	1.12%
Net interest spread (1) (2)	1.60%	1.39%	1.57%	1.48%
Net interest margin (1) (2)	1.65%	1.46%	1.63%	1.60%
(1)Annualized.
(2)Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended September 30, 2021 and 2020. Non-accrual loans are included in the calculation of average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2021 and 2020.

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$429,806	$155	0.14%	$866,502	$278	0.13%
Federal funds sold	12,629	2	0.06%	9,071	2	0.09%
Debt securities available-for-sale	415,855	1,664	1.59%	561,378	1,804	1.28%
Debt securities held-to-maturity	943,733	2,686	1.13%	262,128	1,701	2.58%
Equity securities	163	—	—%	—	—	—%
FHLB stock	11,932	137	4.56%	13,284	196	5.87%
Total loans and leases	9,427,370	55,071	2.32%	7,386,265	46,256	2.49%
Total interest-earning assets	11,241,488	59,715	2.11%	9,098,628	50,237	2.20%
Other assets	382,763			420,887
Total assets	$11,624,251			$9,519,515

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$3,946,028	$3,682	0.37%	$2,866,303	$3,280	0.46%
Money market deposit accounts	4,879,971	5,794	0.47%	3,811,100	6,944	0.72%
Certificates of deposit	899,855	1,004	0.44%	1,121,824	3,674	1.30%
Borrowings:
FHLB borrowings	250,815	1,102	1.74%	300,000	1,392	1.85%
Line of credit borrowings	761	—	—%	—	—	—%
Subordinated notes payable, net	95,619	1,456	6.04%	95,601	1,458	6.07%
Total interest-bearing liabilities	10,073,049	13,038	0.51%	8,194,828	16,748	0.81%
Noninterest-bearing deposits	528,897			407,079
Other liabilities	213,552			274,480
Shareholders’ equity	808,753			643,128
Total liabilities and shareholders’ equity	$11,624,251			$9,519,515

Net interest income (1)		$46,677			$33,489
Net interest spread (1)			1.60%			1.39%
Net interest margin (1)			1.65%			1.46%
(1)Calculated on a fully taxable equivalent basis.
(2)Annualized.

Net Interest Income for the Three Months Ended September 30, 2021 and 2020. Net interest income, calculated on a fully taxable equivalent basis, increased $13.2 million, or 39.4%, to $46.7 million for the three months ended September 30, 2021, from $33.5 million for the same period in 2020. The increase in net interest income for the three months ended September 30, 2021, was comprised of an increase of $9.5 million, or 18.9%, in interest income and a decrease of $3.7 million, or 22.2%, in interest expense. Net interest margin increased to 1.65% for the three months ended September 30, 2021, as compared to 1.46% for the same period in 2020, driven primarily by lower cost of funds, partially offset by the higher average balances of lower-earning assets.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $2.04 billion, or 27.6%, partially offset by a decrease of 17 basis points in yield on our loans, for the three months ended September 30, 2021, compared to the same period in 2020. The change in yield is attributable to an increased portion of our portfolio being comprised of our lower-risk, lower-yielding marketable-securities-backed private banking loans. The overall yield on interest-earning assets declined 9 basis points to 2.11% for the three months ended September 30, 2021, as compared to 2.20% for the same period in 2020, primarily due to the lower yield on loans.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 30 basis points in the average rate paid on our interest-bearing liabilities, partially offset by an increase of $1.88 billion, or 22.9%, in average interest-bearing liabilities for the three months ended September 30, 2021, compared to the same period in 2020. The decrease in the average rate paid on our interest-bearing liabilities reflected decreases in rates paid in all deposit categories, which was largely driven by the repricing of our deposits as a result of the current interest rate environment. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.08 billion in average interest-bearing checking accounts and an increase of $1.07 billion in average money market deposit accounts, partially offset by a decrease of $222.0 million in average certificates of deposit. The ongoing success of our treasury management business contributed to the growth in our checking account deposit categories.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended September 30, 2021, compared to the same period in 2020. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended September 30,
	2021 over 2020
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$31	$(154)	$(123)
Federal funds sold	(1)	1	—
Debt securities available-for-sale	387	(527)	(140)
Debt securities held-to-maturity	(1,396)	2,381	985
Equity securities	—	—	—
FHLB stock	(40)	(19)	(59)
Total loans	(3,276)	12,091	8,815
Total increase (decrease) in interest income	(4,295)	13,773	9,478

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(680)	1,082	402
Money market deposit accounts	(2,795)	1,645	(1,150)
Certificates of deposit	(2,054)	(616)	(2,670)
Borrowings:
FHLB borrowings	(71)	(219)	(290)
Line of credit borrowings	—	—	—
Subordinated notes payable, net	(2)	—	(2)
Total increase (decrease) in interest expense	(5,602)	1,892	(3,710)
Total increase in net interest income	$1,307	$11,881	$13,188
(1)The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the nine months ended September 30, 2021 and 2020. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2021 and 2020.

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$463,827	$427	0.12%	$809,978	$1,983	0.33%
Federal funds sold	11,570	6	0.07%	8,022	23	0.38%
Debt securities available-for-sale	343,897	3,120	1.21%	391,377	5,874	2.00%
Debt securities held-to-maturity	875,157	7,291	1.11%	252,296	4,805	2.54%
Debt securities trading	104	1	1.29%	76	1	1.76%
Equity securities	55	—	—%	—	—	—%
FHLB stock	11,754	473	5.38%	15,569	899	7.71%
Total loans and leases	8,841,619	155,959	2.36%	7,052,457	152,551	2.89%
Total interest-earning assets	10,547,983	167,277	2.12%	8,529,775	166,136	2.60%
Other assets	368,728			380,908
Total assets	$10,916,711			$8,910,683

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$3,624,587	$9,689	0.36%	$2,224,827	$11,213	0.67%
Money market deposit accounts	4,516,081	17,395	0.51%	3,740,968	28,975	1.03%
Certificates of deposit	947,127	4,256	0.60%	1,297,637	16,907	1.74%
Borrowings:
FHLB borrowings	251,557	3,256	1.73%	340,493	4,711	1.85%
Line of credit borrowings	1,769	55	4.16%	8,047	261	4.33%
Subordinated notes payable, net	95,565	4,366	6.11%	46,851	2,138	6.10%
Total interest-bearing liabilities	9,436,686	39,017	0.55%	7,658,823	64,205	1.12%
Noninterest-bearing deposits	471,727			391,689
Other liabilities	221,290			226,838
Shareholders’ equity	787,008			633,333
Total liabilities and shareholders’ equity	$10,916,711			$8,910,683

Net interest income (1)		$128,260			$101,931
Net interest spread (1)			1.57%			1.48%
Net interest margin (1)			1.63%			1.60%
(1)Calculated on a fully taxable equivalent basis.
(2)Annualized.

Net Interest Income for the Nine Months Ended September 30, 2021 and 2020. Net interest income, calculated on a fully taxable equivalent basis, increased $26.3 million, or 25.8%, to $128.3 million for the nine months ended September 30, 2021, from $101.9 million for the same period in 2020. This increase in net interest income for the nine months ended September 30, 2021 was comprised of an increase of $1.1 million, or 0.7%, in interest income and a decrease of $25.2 million, or 39.2%, in interest expense. Net interest margin was 1.63% for the nine months ended September 30, 2021, compared to 1.60% for the same period in 2020, driven primarily by a lower cost of funds, largely offset by the higher average balances of lower-earning assets.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $1.79 billion, or 25.4%, mostly offset by a decrease of 53 basis points in yield on our loans, for the nine months ended September 30, 2021, compared to the same period in 2020. The change in yield is attributable to an increased portion of our portfolio being comprised of our lower-risk, lower-yielding marketable-securities-backed private banking loans. The overall yield on interest-earning assets declined 48 basis points to 2.12% for the nine months ended September 30, 2021, as compared to 2.60% for the same period in 2020, primarily due to the lower loan yields. Our loans are predominantly variable rate loans indexed to one-month LIBOR.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 57 basis points in the average rate paid on our interest-bearing liabilities, partially offset by an increase of $1.78 billion, or 23.2%, in average interest-bearing liabilities for the nine months ended September 30, 2021, compared to the same period in 2020. The decrease in average rate paid on our interest-bearing liabilities reflected decreases in rates paid in all deposit categories, which was largely driven by the repricing of our deposits as a result of the current interest rate environment. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.40 billion in average interest-bearing checking accounts and an increase of $775.1 million in average money market deposit accounts, partially offset by a decrease of $350.5 million in average certificates of deposit.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the nine months ended September 30, 2021, compared to the same period in 2020. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Nine Months Ended September 30,
	2021 over 2020
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(923)	$(633)	$(1,556)
Federal funds sold	(24)	7	(17)
Debt securities available-for-sale	(2,105)	(649)	(2,754)
Debt securities held-to-maturity	(3,916)	6,402	2,486
Debt securities trading	—	—	—
Equity securities	—	—	—
FHLB stock	(235)	(191)	(426)
Total loans	(30,747)	34,155	3,408
Total increase (decrease) in interest income	(37,950)	39,091	1,141

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(6,644)	5,120	(1,524)
Money market deposit accounts	(16,654)	5,074	(11,580)
Certificates of deposit	(8,953)	(3,698)	(12,651)
Borrowings:
FHLB borrowings	(276)	(1,179)	(1,455)
Line of credit borrowings	(9)	(197)	(206)
Subordinated notes payable, net	10	2,218	2,228
Total increase (decrease) in interest expense	(32,526)	7,338	(25,188)
Total increase (decrease) in net interest income	$(5,424)	$31,753	$26,329
(1)The change in interest income and interest expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Credit Losses on Loans and Leases

The provision for credit losses on loans and leases represents our determination of the amount necessary to be recorded against the current period’s earnings to maintain the allowance for credit losses at a level that is consistent with management’s assessment of credit losses in the loan and lease portfolio at a specific point in time under the methodology required by CECL. Results for the three and nine months ended September 30, 2021, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. For additional information regarding our allowance for credit losses on loans and leases, see “Allowance for Credit Losses on Loans and Leases.”

Provision for Loan and Lease Losses for the Three Months Ended September 30, 2021 and 2020. We recorded provision expense for loan and lease losses of $24,000 for the three months ended September 30, 2021, compared to provision expense of $7.4 million for the three months ended September 30, 2020. The provision expense for loan and lease losses for the three months ended September 30, 2021, was comprised of a decrease in general reserves of $1.5 million largely due to adjustments to the qualitative factors related to forecasted economic improvement, more than offset by an increase in specific reserves on non-performing loans of $1.3 million and charge-offs of $238,000. The provision expense for loan and lease losses for the three months ended September 30, 2020, was comprised of a net increase in general reserves of $6.9 million largely due to adjustments to the qualitative factors in response to economic uncertainty around the COVID-19 pandemic and a net increase of $504,000 in specific reserves that was primarily attributable to a non-performing loan in our commercial loan portfolio.

Provision for Credit Losses on Loans and Leases for the Nine Months Ended September 30, 2021 and 2020. We recorded provision expense for loan and lease losses of $423,000 for the nine months ended September 30, 2021, compared to $16.4 million for the nine months ended September 30, 2020. The provision expense for credit losses on loans and leases for the nine months ended September 30, 2021, was comprised of a decrease in general reserves of $7.3 million largely due to improvement in the economic forecasts utilized in the qualitative factors, more than offset by an increase in specific reserves on non-performing loans of $4.9 million and charge-offs of $2.8 million. The provision expense for loan and lease losses for the nine months ended September 30, 2020, was comprised of an increase in general reserves of $15.3 million largely due to adjustments to the qualitative factors in response to economic uncertainty around the COVID-19 pandemic and a net increase of $1.5 million in specific reserves on nonperforming loans, largely driven by a new non-accrual loan in our commercial loan portfolio, partially offset by recoveries of $342,000 in our commercial loan portfolio.

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

The following table presents the components of our non-interest income by operating segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,780	$(344)	$9,436	$—	$8,293	$(198)	$8,095
Service charges on deposits	377	—	—	377	235	—	—	235
Net gain on the sale and call of debt securities	33	—	—	33	3,744	—	—	3,744
Swap fees	3,059	—	—	3,059	3,953	—	—	3,953
Commitment and other loan fees	740	—	—	740	381	—	—	381
Bank owned life insurance income	613	—	—	613	441	—	—	441
Other income (loss) (1)	(21)	(7)	—	(28)	17	23	—	40
Total non-interest income	$4,801	$9,773	$(344)	$14,230	$8,771	$8,316	$(198)	$16,889
(1)Other income is largely comprised of items such as change in fair value on swaps, losses on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Three Months Ended September 30, 2021 and 2020. Our non-interest income was $14.2 million for the three months ended September 30, 2021, a decrease of $2.7 million, or 15.7%, from $16.9 million for the same period in 2020. This decrease was primarily related to decreases in net gain on the sale and call of debt securities and swap fees, partially offset by increases in investment management fees, commitment and other loan fees and bank owned life insurance income, as follows:

Bank Segment:

•Net gain on the sale and call of debt securities decreased $3.7 million for three months ended September 30, 2021, compared to the same period in 2020, due to the repositioning of a portion of the corporate bond portfolio into government agency securities that took place during the three months ended September 30, 2020.

•Swap fees decreased $894,000 for the three months ended September 30, 2021, compared to the same period in 2020 due to changing demand from customers for interest rate protection through swaps given recent movement in the yield curve. The number of swaps executed as well as the notional amount and term of each swap transaction impact the fee income from period to period.

•Commitment and other loan fees for the three months ended September 30, 2021, increased $359,000 compared to the same period in 2020, primarily due to an increase in letter of credit fee income.

•Bank owned life insurance income for the three months ended September 30, 2021, increased $172,000 compared to the same period in 2020, primarily due to increased level of investments in bank owned life insurance during the second quarter of 2021.

Investment Management Segment:

•Investment management fees increased $1.5 million for the three months ended September 30, 2021, compared to the same period in 2020, due to higher assets under management of $11.45 billion as of September 30, 2021, an increase of $1.80 billion from September 30, 2020. The weighted average fee rate was 0.34% and 0.35% as of September 30, 2021 and 2020, respectively.

The following table presents the components of our non-interest income by operating segment for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$28,789	$(902)	$27,887	$—	$23,955	$(484)	$23,471
Service charges on deposits	1,018	—	—	1,018	763	—	—	763
Net gain on the sale and call of debt securities	130	—	—	130	3,815	—	—	3,815
Swap fees	9,683	—	—	9,683	12,179	—	—	12,179
Commitment and other loan fees	1,630	—	—	1,630	1,262	—	—	1,262
Bank owned life insurance income	1,522	—	—	1,522	1,298	—	—	1,298
Other income (1)	830	25	—	855	391	23	—	414
Total non-interest income	$14,813	$28,814	$(902)	$42,725	$19,708	$23,978	$(484)	$43,202
(1)Other income is largely comprised of items such as change in fair value on swaps, trading securities income, gains/losses on the sale of loans, leases or OREO, and other general operating income.

Non-Interest Income for the Nine Months Ended September 30, 2021 and 2020. Our non-interest income was $42.7 million for the nine months ended September 30, 2021, a decrease of $477,000, or 1.1%, from $43.2 million for the same period in 2020. This decrease was primarily related to decreases in net gain on the sale and call of debt securities and swap fees, partially offset by increases in investment management fees, commitment and other loan fees and other income, as follow:

Bank Segment:

•Net gain on the sale and call of debt securities decreased $3.7 million for nine months ended September 30, 2021, compared to the same period in 2020, due to the repositioning of a portion of the corporate bond portfolio into government agency securities that took place during the nine months ended September 30, 2020.

•Swap fees decreased $2.5 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to changing demand from customers for interest rate protection through swaps given recent movement in the yield curve. The number of swaps executed as well as the notional amount and term of each swap transaction impact the fee income from period to period.

•Commitment and other loan fees for the nine months ended September 30, 2021, increased $368,000 compared to the same period in 2020, primarily due to an increase in letter of credit fee income.

•Other income increased $439,000 for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an early payoff of a customer’s equipment lease resulting in a gain, which was partially offset by lower income from debt securities and lower gains on sale of OREO.

Investment Management Segment:

•Investment management fees increased $4.8 million for the nine months ended September 30, 2021, compared to the same period in 2020, due to higher assets under management. Assets under management were $11.45 billion as of September 30, 2021, an increase of $1.80 billion from September 30, 2020. The weighted average fee rate was 0.34% and 0.35% as of September 30, 2021 and 2020, respectively.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$15,565	$5,812	$324	$21,701	$13,246	$5,014	$264	$18,524
Premises and equipment expense	1,141	379	—	1,520	1,095	393	—	1,488
Professional fees	2,097	241	(28)	2,310	1,367	160	69	1,596
FDIC insurance expense	1,375	—	—	1,375	3,030	—	—	3,030
General insurance expense	288	75	—	363	225	69	—	294
State capital shares tax	790	—	—	790	366	—	—	366
Travel and entertainment expense	618	137	—	755	524	30	38	592
Technology and data services	3,508	766	—	4,274	1,847	729	—	2,576
Intangible amortization expense	—	477	—	477	—	478	—	478
Marketing and advertising	645	339	—	984	84	310	—	394
Other operating expenses (1)	2,948	282	229	3,459	1,678	163	248	2,089
Total non-interest expense	$28,975	$8,508	$525	$38,008	$23,462	$7,346	$619	$31,427

Full-time equivalent employees (2)	288	53	—	341	243	55	—	298

(1)Other operating expenses include items such as impairment on historic tax credit investments, charitable contributions, investor relations fees, platform distribution expenses, provision for credit losses on unfunded commitments and other general operating expenses.
(2)Full-time equivalent employees shown are as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended September 30, 2021 and 2020. Our non-interest expense for the three months ended September 30, 2021, increased $6.6 million, or 20.9%, as compared to the same period in 2020, which included a $5.5 million increase in expenses of the Bank segment and an $1.2 million increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•The Bank’s compensation and employee benefits costs for the three months ended September 30, 2021, increased by $2.3 million, or 17.5%, compared to the same period in 2020, primarily due to an increase in the number of full-time equivalent employees by 45, or 18.5%, from 243 at September 30, 2020 to 288 at September 30, 2021, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses. Due to the uncertainty regarding the impact of the pandemic in 2020, we temporarily minimized hiring efforts beginning in the second quarter of 2020. The increases in the number of employees and related expenses are a result of our investment in talent to support our risk management, scalable growth and client experience.

•Professional fees increased $730,000 for the three months ended September 30, 2021, compared to the same period in 2020 primarily due to higher consulting fees related to the workout of non-performing loans and higher audit, accounting and legal fees related to routine accounting and regulatory compliance.

•FDIC insurance expense decreased $1.7 million for the three months ended September 30, 2021, compared to the same period in 2020, as the Bank qualified for the lower assessment rates included in the FDIC’s large bank assessment methodology beginning in the fourth quarter of 2020.

•Technology and data services for the three months ended September 30, 2021, increased by $1.7 million compared to the same period in 2020, primarily due to increased software depreciation expense, maintenance costs and software licensing fees all as a result of our continued enhancements in technology and product innovation to support our risk management, scalable growth and client experience.

•Other operating expenses increased by $1.3 million for the three months ended September 30, 2021, compared to the same period in 2020 primarily due to higher impairment of historic tax credit investments.

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the three months ended September 30, 2021, increased by $798,000 compared to the same period in 2020, primarily due to an increase in variable incentive compensation expense as a result of increased revenue.

•Travel and entertainment expense for the three months ended September 30, 2021, increased by $107,000 compared to the same period in 2020, primarily due to less pandemic related travel restrictions in the 2021 period.

•Other operating expenses for the three months ended September 30, 2021, increased by $119,000 compared to the same period in 2020, primarily due to higher mutual fund platform distribution expenses and increased registration fee related expenses.

The following table presents the components of our non-interest expense by operating segment for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$44,472	$17,168	$919	$62,559	$37,007	$14,659	$873	$52,539
Premises and equipment expense	3,179	920	—	4,099	3,219	1,170	—	4,389
Professional fees	5,185	629	(56)	5,758	3,012	599	564	4,175
FDIC insurance expense	3,625	—	—	3,625	7,760	—	—	7,760
General insurance expense	783	219	—	1,002	627	207	—	834
State capital shares tax	2,217	—	—	2,217	1,115	—	—	1,115
Travel and entertainment expense	1,609	226	—	1,835	1,443	253	39	1,735
Technology and data services	8,713	2,348	—	11,061	5,166	2,128	—	7,294
Intangible amortization expense	—	1,433	—	1,433	—	1,466	—	1,466
Marketing and advertising	1,565	1,001	—	2,566	777	917	—	1,694
Other operating expenses (1)	5,853	789	914	7,556	4,336	565	766	5,667
Total non-interest expense	$77,201	$24,733	$1,777	$103,711	$64,462	$21,964	$2,242	$88,668

(1)Other operating expenses include items such as impairment on historic tax credit investments, charitable contributions, investor relations fees, platform distribution expenses, provision for credit losses on unfunded commitments and other general operating expenses.

Non-Interest Expense for the Nine Months Ended September 30, 2021 and 2020. Our non-interest expense for the nine months ended September 30, 2021, increased $15.0 million, or 17.0%, as compared to the same period in 2020, which included a $12.7 million increase in expenses of the Bank segment and a $2.8 million increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•The Bank’s compensation and employee benefits costs for the nine months ended September 30, 2021, increased by $7.5 million compared to the same period in 2020, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses. Due to the uncertainty regarding the impact of the pandemic in 2020, we temporarily minimized hiring efforts beginning in the second quarter of 2020. The increases in the number of employees and related expenses are a result of our investment in talent to support our risk management, scalable growth and client experience.

•Professional fees for the nine months ended September 30, 2021, increased $2.2 million compared to the same period in 2020, primarily due to higher audit, accounting and legal fees related to routine accounting and regulatory compliance, higher investment advisory fees and increases in other professional fees including consulting fees related to the workout of non-performing loans.

•FDIC insurance expense for the nine months ended September 30, 2021, decreased $4.1 million compared to the same period in 2020, as the Bank qualified for the lower assessment rates included in the FDIC’s large bank assessment methodology beginning in the fourth quarter of 2020.

•Technology and data services for the nine months ended September 30, 2021, increased $3.5 million compared to the same period in 2020, primarily due to increased software depreciation expense, maintenance costs, and software licensing fees all as a result of our continued enhancements in technology and product innovation to support our risk management, scalable growth and client experience.

•Other operating expenses increased by $1.5 million for the nine months ended September 30, 2021, compared to the same period in 2020 primarily due to higher impairment of historic tax credit investments.

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the nine months ended September 30, 2021, increased by $2.5 million compared to the same period in 2020, primarily due to an increase in variable incentive compensation expense as a result of increased revenue.

•Premises and equipment expense for nine months ended September 30, 2021, decreased by $250,000 compared to the same period in 2020, primarily due to lower rent expense as a result of a new lease amendment effective April 1, 2021.

•Technology and data services for the nine months ended September 30, 2021, increased by $220,000 compared to the same period in 2020, primarily driven by higher investment research services and costs relating to updating Chartwell’s external website.

•Other operating expenses for the nine months ended September 30, 2021, increased by $224,000 compared to the same period in 2020, primarily due to higher mutual fund platform distribution expenses and increased registration fee related expenses.

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

Income Taxes for the Three Months Ended September 30, 2021 and 2020. For the three months ended September 30, 2021, we recognized income tax expense of $2.9 million, or 12.6% of income before tax, as compared to income tax expense of $2.2 million, or 18.9% of income before tax, for the same period in 2020. Our effective tax rate of 12.6% for the three months ended September 30,

2021, decreased compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2021 compared to 2020.

Income Taxes for the Nine Months Ended September 30, 2021 and 2020. For the nine months ended September 30, 2021, we recognized income tax expense of $11.9 million, or 17.8% of income before tax, as compared to income tax expense of $7.4 million, or 18.4% of income before tax, for the same period in 2020. Our effective tax rate of 17.8% for the nine months ended September 30, 2021, decreased compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2021 compared to 2020.

Financial Condition

Our total assets as of September 30, 2021, were $12.16 billion, an increase of $2.26 billion, or 30.6% on an annualized basis, from December 31, 2020, driven primarily by growth in our loan and investment portfolio. As of September 30, 2021, our loan portfolio totaled $9.87 billion, an increase of $1.63 billion, or 26.5% on an annualized basis, from December 31, 2020. Total investment securities increased $587.1 million, or 93.2% on an annualized basis, to $1.43 billion as of September 30, 2021, from December 31, 2020. We focus on high quality loan growth and we aim to increase our assets through adding to our investment portfolio as part of our strategy to build greater on-balance sheet liquidity, funded by our deposits.

As of September 30, 2021, our total deposits were $10.76 billion, an increase of $2.27 billion, or 35.7% annualized, from December 31, 2020. Net borrowings decreased $44.8 million to $355.7 million as of September 30, 2021, from December 31, 2020. Our shareholders’ equity increased $56.9 million to $814.0 million as of September 30, 2021, from December 31, 2020, primarily due to net income of $55.0 million, $8.2 million in stock-based compensation and an increase of $1.2 million in accumulated other comprehensive income, partially offset by preferred stock dividends paid of $5.9 million, and an increase of $2.0 million in treasury stock related to the net settlement of equity awards exercised or vested.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of September 30, 2021, 94.8% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$6,204,009	62.9%	$4,807,800	58.4%
Middle-market banking loans:
Commercial and industrial	1,340,817	13.6%	1,274,152	15.5%
Commercial real estate	2,324,185	23.5%	2,155,466	26.1%
Total middle-market banking loans	3,665,002	37.1%	3,429,618	41.6%
Loans and leases held-for-investment	$9,869,011	100.0%	$8,237,418	100.0%

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $1.63 billion, or 26.5% on an annualized basis, to $9.87 billion as of September 30, 2021, from December 31, 2020. Our growth for the nine months ended September 30, 2021, was comprised of an increase in private banking loans of $1.40 billion, an increase in commercial real estate loans of $168.7 million, and an increase in commercial and industrial loans and leases of $66.7 million.

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

As of September 30, 2021, $6.12 billion, or 98.7%, of our private banking loans were secured by cash, marketable securities and/or cash value life insurance as compared to $4.74 billion, or 98.6%, as of December 31, 2020. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our banking business. We believe we have strong competitive advantages in this line of business given our robust distribution channel relationships and proprietary technology. These loans usually have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities and/or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$6,123,908	$4,738,594
Secured by real estate	42,033	45,014
Other	38,068	24,192
Total private banking loans	$6,204,009	$4,807,800

As of September 30, 2021, there were $6.12 billion of total private banking loans with a floating interest rate and $80.7 million with a fixed interest rate, compared to $4.73 billion and $77.1 million, respectively, as of December 31, 2020.

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

As of September 30, 2021, there were $1.01 billion of total commercial and industrial loans with a floating interest rate and $330.7 million with a fixed interest rate, compared to $966.6 million and $307.6 million, respectively, as of December 31, 2020.

Commercial Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $216.7 million and $220.8 million of owner-occupied commercial real estate loans as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, there were $2.22 billion of total commercial real estate loans with a floating interest rate and $100.0 million with a fixed interest rate, as compared to $2.03 billion and $123.3 million, respectively, as of December 31, 2020.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	September 30, 2021
(Dollars in thousands)	Due on Demand	One Year or Less	One to Five Years	Greater Than Five Years	Total
Maturity:
Private banking	$5,945,944	$55,636	$106,143	$96,286	$6,204,009
Commercial and industrial	6,439	414,469	714,806	205,103	1,340,817
Commercial real estate	—	385,398	941,230	997,557	2,324,185
Loans and leases held-for-investment	$5,952,383	$855,503	$1,762,179	$1,298,946	$9,869,011

Interest rate sensitivity:
Fixed interest rates	$57,963	$36,879	$232,307	$184,269	$511,418
Floating or adjustable interest rates	5,894,420	818,624	1,529,872	1,114,677	9,357,593
Loans and leases held-for-investment	$5,952,383	$855,503	$1,762,179	$1,298,946	$9,869,011

Interest Reserve Loans

As of September 30, 2021, loans with interest reserves totaled $427.3 million, which represented 4.3% of loans and leases held-for-investment, compared to $389.1 million, or 4.7%, as of December 31, 2020. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the project budget and schedule for completion, the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.

Allowance for Credit Losses on Loans and Leases

Our allowance for credit losses on loans and leases represent our current estimate of expected credit losses in the loan and lease portfolio at a specific point in time. This estimate includes credit losses associated with individually evaluated loans and leases that do not share similar risk characteristics. Additions are made to the allowance through both periodic provisions recorded in the consolidated statements of income and recoveries of losses previously incurred. Reductions to the allowance occur as loans and lease are charged off or when the current estimate of expected credit losses in of any of the three loan portfolios decreases. Results for the three and nine months ended September 30, 2021, are presented under CECL methodology while prior period amounts continue to be reported in accordance with previously applicable GAAP. Refer to Note 1, Summary of Significant Accounting Policies and Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements for more details on the Company’s allowance for credit losses on loans and leases.

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
General reserves	$25,463	$32,642
Specific reserves	6,900	1,988
Total allowance for credit losses on loans and leases	$32,363	$34,630
Allowance for credit losses on loans and leases to loans and leases	0.33%	0.42%

As of September 30, 2021, we had specific reserves totaling $6.9 million related to individually evaluated loans with an aggregated total outstanding balance of $8.6 million. As of December 31, 2020, we had specific reserves totaling $2.0 million related to individually evaluated loans with an aggregated total outstanding balance of $9.7 million. These loans were on non-accrual status as of September 30, 2021 and December 31, 2020, respectively.

The following table summarizes allowance for credit losses on loans and leases and the percentage of loans and leases by category, as of the dates indicated:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Reserve	Percent of Loans and Leases	Reserve	Percent of Loans and Leases
Private banking	$2,156	62.9%	$2,047	58.4%
Commercial and industrial	10,796	13.6%	5,254	15.5%
Commercial real estate	19,411	23.5%	27,329	26.1%
Total allowance for credit losses on loans and leases	$32,363	100.0%	$34,630	100.0%

Allowance for Credit Losses on Loans and Leases as of September 30, 2021 and December 31, 2020. Our allowance for credit losses on loans and leases was $32.4 million, or 0.33% of loans as of September 30, 2021, compared to $34.6 million, or 0.42% of loans, as of December 31, 2020. Our allowance for credit losses on commercial loans decreased to 0.82% of total commercial loans (excluding private banking loans primarily collateralized by liquid, marketable securities that do not require a reserve) as of September 30, 2021, compared to 0.95% of commercial loans as of December 31, 2020. Our allowance for credit losses decreased $2.3 million from December 31, 2020, driven by a decrease of $7.2 million in general reserves, partially offset by an increase of $4.9 million in specific reserves. Our allowance for credit losses related to private banking loans increased $109,000 from December 31, 2020 to September 30, 2021. Our allowance for credit losses related to commercial and industrial loans increased $5.5 million from December 31, 2020 to September 30, 2021, which was attributable to higher specific reserves due to the addition of non-accrual loans, partially offset by a decrease in general reserves. Our allowance for credit losses related to commercial real estate loans decreased by $7.9 million from December 31, 2020 to September 30, 2021, due to decreased general reserves. The decrease in general reserves in our commercial loan portfolio was primarily driven by improvement in economic forecasts related to assumptions utilized in the qualitative factors. We applied a management overlay to our allowance for credit loss model to provide a reserve level that supports management’s best estimate of current expected credit losses within the loan portfolio. The management overlay includes scenarios with near-term economic stress and other factors based upon management judgement. The consensus forecast within our model provided for a greater reserve release based on optimism around the economic environment and loss forecasts, which we believe may be an overreaction to the early onset of historically high level and rate of changes in the forecast and transactional values within commercial asset types. We would release reserves to the extent suggested by our model if we believe that there is a sustained trend in the economic recovery data and continued progress overcoming the COVID-19 pandemic and associated supply chain issues.

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

The following table provides an analysis of the allowance for credit losses on loans and leases, charge-offs, recoveries and provision for credit losses on loans and leases for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning balance	$32,577	$23,276	$34,630	$14,108
Charge-offs:
Private banking	—	—	—	(171)
Commercial and industrial	(122)	—	(321)	—
Commercial real estate	(116)	—	(2,482)	—
Total charge-offs	(238)	—	(2,803)	(171)
Recoveries:
Private banking	—	—	—	—
Commercial and industrial	—	—	113	341
Commercial real estate	—	—	—	—
Total recoveries	—	—	113	341
Net recoveries (charge-offs)	(238)	—	(2,690)	170
Provision for credit losses on loans and leases	24	7,430	423	16,428
Ending balance	$32,363	$30,706	$32,363	$30,706

Net loan charge-offs to average total loans and leases, annualized	0.01%	—%	0.04%	—%
Provision for credit losses on loans and leases to average total loans and leases, annualized	—%	0.40%	0.01%	0.31%

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There was no interest income recognized on loans while on non-accrual status for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, there were no loans 90 days or more past due and still accruing income. As of September 30, 2021, non-performing loans were $8.6 million, or 0.09% of total loans, compared to $9.7 million, or 0.12% of total loans, as of December 31, 2020. We had specific reserves of $6.9 million and $2.0 million as of September 30, 2021 and December 31, 2020, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 20.0% and 79.2% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of September 30, 2021 and December 31, 2020, respectively.

For additional information on our non-performing loans as of September 30, 2021 and December 31, 2020, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

In response to the COVID-19 pandemic and its economic impact on our customers, we implemented a short-term loan modification program in compliance with the CARES Act and applicable regulatory guidance to provide temporary payment relief to those borrowers directly impacted by COVID-19. As of September 30, 2021, only two loans representing $18.8 million, or 0.2% of loans, were still in deferral status. Under the applicable guidance, these loan modifications were not considered TDRs. These loans that are still in deferral status are in our commercial real estate loan portfolio.

We had non-performing assets of $10.8 million, or 0.09% of total assets, as of September 30, 2021, as compared to $12.4 million, or 0.13% of total assets, as of December 31, 2020. The decrease in non-performing assets was the result of $13.1 million in new non-performing assets, more than offset by $14.7 million in reductions to non-performing assets. As of September 30, 2021 and December 31, 2020, we had OREO properties totaling $2.2 million and $2.7 million, respectively. The change in the OREO balance from December 31, 2020 was attributable to a $155,000 write-down on an OREO property and $351,000 in proceeds from the sale of an OREO property. The net loss from the sale of OREO was $39,000 during the nine months ended September 30, 2021.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Non-performing loans:
Private banking	$—	$—
Commercial and industrial	8,625	458
Commercial real estate	—	9,222
Total non-performing loans	$8,625	$9,680
Other real estate owned	2,178	2,724
Total non-performing assets	$10,803	$12,404

Non-performing troubled debt restructured loans	$—	$2,926
Non-performing loans to total loans	0.09%	0.12%
Allowance for credit losses on loans and leases to non-performing loans	375.22%	357.75%
Non-performing assets to total assets	0.09%	0.13%

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

For additional information on the age analysis of past due loans segregated by class of loan for September 30, 2021 and December 31, 2020, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the amortized cost of loans by credit quality indicator for September 30, 2021 and December 31, 2020, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting liquidity management and interest rate risk management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities, equity securities and, from time to time, debt securities held for trading purposes. Also included in our investment securities are FHLB stock. For additional information on FHLB stock, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements. Debt securities purchased with the intent to sell under trading activity and equity securities are recorded at fair value and changes to fair value are recognized in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are securities that the Company intends to hold until maturity and are recorded at amortized cost, net of allowance for credit losses.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of September 30, 2021 and December 31, 2020, we reported debt securities in available-for-sale and held-to-maturity categories as well as equity securities. In general, fair value is based on quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties on a quarterly basis by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, debt securities classified as available-for-sale, and trading securities and equity securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

Our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds, single-issuer trust preferred securities, and certain municipal bonds, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities, U.S. treasury notes and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of September 30, 2021, was approximately 4.8, where duration is defined as the approximate percentage change in price for a 100-basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset and Liability Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $555.6 million and $617.6 million in debt securities available-for-sale as of September 30, 2021 and December 31, 2020, respectively. The decrease of $62.0 million was primarily attributable to the transfer of $480.8 million fair value of agency mortgage-backed securities to held-to-maturity, sales of $121.7 million, and prepayments, calls and maturities of $51.8 million, net of purchases of $595.6 million during the nine months ended September 30, 2021.

On a fair value basis, 23.8% of our available-for-sale debt securities as of September 30, 2021, were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2020, floating-rate securities comprised 23.8% of our available-for-sale debt securities.

On a fair value basis, 27.2% of our available-for-sale debt securities as of September 30, 2021, were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds, single-issuer trust preferred securities, non-agency residential mortgage-backed securities, and municipal bonds, which comprised the remainder of the portfolio. As of December 31, 2020, agency securities comprised 71.4% of our available-for-sale debt securities. The decrease was due to the transfer of the agency mortgage-backed securities to held-to-maturity.

Held-to-Maturity Debt Securities. We held $857.2 million and $211.8 million in debt securities held-to-maturity as of September 30, 2021 and December 31, 2020, respectively. The increase of $645.4 million was primarily attributable to the transfer of $480.8 million of previously designated available-for-sale agency mortgage-backed securities to held-to-maturity designation and purchases of $481.6 million, net of calls and maturities of $308.0 million, during the nine months ended September 30, 2021. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, net of allowance for credit losses, as of September 30, 2021 and December 31, 2020.

Trading Debt Securities. We held no trading debt securities as of September 30, 2021 and December 31, 2020.

Equity Securities. Chartwell launched a new mutual fund during the three months ended September 30, 2021. The Chartwell Short Duration Bond Fund is a short duration, fixed income fund that invests at least 75% of its net assets in investment grade short duration bonds and can allocate up to 25% of the fund to short duration high yield bonds. The fund is managed by a team of seven investment professionals that brings an average of 18 years of investment experience to the fund. TriState Capital Holdings, Inc. was one of the initial investors at the inception of the fund in the amount of $5 million. As of September 30, 2021, equity securities, which are recorded at fair value, included only the investment in the Chartwell fund which was valued at $5.0 million. The Company held no equity securities as of December 31, 2020.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	135,711	1,509	199	—	137,021
Non-agency residential mortgage-backed securities	244,744	1	1,057	—	243,688
Trust preferred securities	18,335	445	2	—	18,778
Agency collateralized mortgage obligations	17,495	63	—	—	17,558
Agency mortgage-backed securities	125,982	38	915	—	125,105
Agency debentures	7,600	688	—	—	8,288
Municipal bonds	5,197	—	26	—	5,171
Total debt securities available-for-sale	$555,064	$2,744	$2,199	$—	$555,609
(1)Available-for-sale debt securities are recorded on the consolidated statements of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	September 30, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$28,168	$925	$23	$29,070	$46
Agency debentures	37,199	659	228	37,630	—
Municipal bonds	1,270	2	—	1,272	—
Non-agency residential mortgage-backed securities	205,661	52	1,781	203,932	—
Agency mortgage-backed securities	545,877	638	7,108	539,407	—
U.S. treasury notes	39,073	—	564	38,509	—
Total debt securities held-to-maturity	$857,248	$2,276	$9,704	$849,820	$46
(1)Held-to-maturity debt securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

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
(1)Available-for-sale debt securities are recorded on the consolidated statements of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	28,672	566	1	29,237	79
Agency debentures	48,130	1,051	—	49,181	—
Municipal bonds	6,577	45	—	6,622	—
Non-agency residential mortgage-backed securities	124,152	237	217	124,172	70
Agency mortgage-backed securities	4,309	778	—	5,087	—
Total debt securities held-to-maturity	211,840	2,677	218	214,299	149
(1)Held-to-maturity debt securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations, agency mortgage-backed securities, and U.S. treasury notes are primarily the result of interest rate fluctuations. To assess for credit impairment on debt securities available-for-sale, management evaluates the underlying issuer’s financial performance and the related credit rating information through a review of publicly available financial statements and other publicly available information. The most recent assessment for credit impairment did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, no allowance for credit losses has been recognized on debt securities available-for-sale in an unrealized loss position.

There were $38.5 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships as of September 30, 2021.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of September 30, 2021, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	September 30, 2021
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	$27,584	0.70%	$61,285	1.17%	$48,152	1.51%	$—	—%	$137,021	1.19%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	243,688	2.19%	243,688	2.19%
Trust preferred securities	—	—%	—	—%	9,759	1.93%	9,019	1.88%	18,778	1.91%
Agency collateralized mortgage obligations	—	—%	—	—%	—	—%	17,558	0.51%	17,558	0.51%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	125,105	2.00%	125,105	2.00%
Agency debentures	—	—%	—	—%	—	—%	8,288	3.01%	8,288	3.01%
Municipal bonds	—	—%	—	—%	—	—%	5,171	1.71%	5,171	1.71%
Total debt securities available-for-sale	27,584		61,285		57,911		408,829		555,609
Weighted average yield		0.70%		1.17%		1.58%		2.06%		1.85%
Debt securities held-to-maturity:
Corporate bonds	—	—%	15,664	5.37%	13,406	4.96%	—	—%	29,070	5.18%
Agency debentures	—	—%	—	—%	29,772	1.25%	7,858	3.09%	37,630	1.61%
Municipal bonds	861	2.59%	411	2.66%	—	—%	—	—%	1,272	2.61%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	203,932	2.00%	203,932	2.00%
Agency mortgage-backed securities	—	—%	—	—%	16,978	1.85%	522,429	1.61%	539,407	1.62%
U.S. treasury notes	—	—%	—	—%	38,509	1.33%	—	—%	38,509	1.33%
Total debt securities held-to-maturity	861		16,075		98,665		734,219		849,820
Weighted average yield		2.59%		5.30%		1.87%		1.73%		1.81%
Total debt securities	$28,445		$77,360		$156,576		$1,143,048		$1,405,429
Weighted average yield		0.76%		2.02%		1.76%		1.85%		1.83%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Chartwell’s total assets under management of $11.45 billion increased $1.19 billion, or 11.6%, as of September 30, 2021, from $10.26 billion as of December 31, 2020.

The following table shows the changes of our assets under management by investment style for the nine months ended September 30, 2021.

	Nine Months Ended September 30, 2021
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$4,042,000	$363,000	$(811,000)	$587,000	$4,181,000
Fixed income investment styles	5,663,000	1,389,000	(379,000)	75,000	6,748,000
Balanced investment styles	558,000	38,000	(98,000)	27,000	525,000
Total assets under management	$10,263,000	$1,790,000	$(1,288,000)	$689,000	$11,454,000
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

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $2.45 billion as of September 30, 2021, an increase of $994.4 million, or 68.2%, from December 31, 2020. Treasury management deposit accounts contributed to almost 45% of our total deposit growth for the nine months ended September 30, 2021. As of September 30, 2021, we had approximately 480 treasury management clients, the majority of which were payment processors, lending client-operating accounts, bankruptcy, and real estate accounts.

The table below depicts average balances of, and rates paid on, our deposit portfolio by major deposit category for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021		2020
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$3,946,028	0.37%	$2,866,303	0.46%
Money market deposit accounts	4,879,971	0.47%	3,811,100	0.72%
Certificates of deposit	899,855	0.44%	1,121,824	1.30%
Total average interest-bearing deposits	9,725,854	0.43%	7,799,227	0.71%
Noninterest-bearing deposits	528,897	—	407,079	—
Total average deposits	$10,254,751	0.41%	$8,206,306	0.67%
(1)Annualized

Average Deposits for the Three Months Ended September 30, 2021 and 2020. For the three months ended September 30, 2021, our average total deposits were $10.25 billion, representing an increase of $2.05 billion, or 25.0%, from the same period in 2020. The average deposit growth was driven by increases in our interest-bearing checking account, money market deposit account and noninterest-bearing deposit account categories as we continue to attract clients to our treasury management business and grow our deposit product offerings. Our average cost of interest-bearing deposits decreased 28 basis points to 0.43% for the three months ended September 30, 2021, from 0.71% for the same period in 2020, as average rates paid were lower in all interest-bearing deposit categories, which was largely driven by the repricing of our deposits as a result of the continued low interest rate environment. Another driver of the combination of higher average deposits and lower rates is our continued addition of meaningful and long-term client relationships that support our efforts to manage deposit costs through variable rate and discretionary pricing in the economic environment. Average interest-bearing checking accounts increased to 40.6% of total average interest-bearing deposits for the three months ended September 30, 2021, compared to 36.8% for the same period in 2020. Average money market deposits increased to 50.1% of total average interest-bearing deposits for the three months ended September 30, 2021, from 48.8% for the same period in 2020. Average certificates of deposit decreased to 9.3% of total average interest-bearing deposits for the three months ended September 30, 2021, compared to 14.4% for the same period in 2020. Average noninterest-bearing deposits increased $121.8 million, or 29.9%, in the three months ended September 30, 2021, from the three months ended September 30, 2020, and the average cost of total deposits decreased 26 basis points to 0.41% for the three months ended September 30, 2021, from 0.67% for the same period in 2020.

The table below depicts average balances of, and rates paid on, our deposit portfolio by deposit type for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021		2020
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$3,624,587	0.36%	$2,224,827	0.67%
Money market deposit accounts	4,516,081	0.51%	3,740,968	1.03%
Certificates of deposit	947,127	0.60%	1,297,637	1.74%
Total average interest-bearing deposits	9,087,795	0.46%	7,263,432	1.05%
Noninterest-bearing deposits	471,727	—	391,689	—
Total average deposits	$9,559,522	0.44%	$7,655,121	1.00%
(1) Annualized

Average Deposits for the Nine Months Ended September 30, 2021 and 2020. For the nine months ended September 30, 2021, our average total deposits were $9.56 billion, representing an increase of $1.90 billion, or 24.9%, from the same period in 2020. The average deposit growth was driven by increases in our interest-bearing checking account, money market deposit account and noninterest-bearing deposit account categories as we continue to attract clients to our treasury management business and grow our deposit product offerings. Our average cost of interest-bearing deposits decreased 59 basis points to 0.46% for the nine months ended September 30, 2021, from 1.05% for the same period in 2020, as average rates paid were lower in all interest-bearing deposit categories, which was largely driven by the repricing of our deposits as a result of the continued low interest rate environment. Another driver of the combination of higher average deposits and lower rates is our continued addition of meaningful and long-term client relationships that support our efforts to manage deposit costs through variable rate and discretionary pricing in the economic environment. Average interest-bearing checking accounts increased to 39.9% of total average interest-bearing deposits for the nine months ended September 30, 2021, compared to 30.6% for the same period in 2020. Average money market deposits decreased to 49.7% of total average interest-bearing deposits for the nine months ended September 30, 2021, from 51.5% for the same period in 2020. Average certificates of deposit decreased to 10.4% of total average interest-bearing deposits for the nine months ended September 30, 2021, compared to 17.9% for the same period in 2020. Average noninterest-bearing deposits increased $80.0 million, or 20.4%, in the nine months ended September 30, 2021, from the nine months ended September 30, 2020, and the average cost of total deposits decreased 56 basis points to 0.44% for the nine months ended September 30, 2021, from 1.00% for the same period in 2020.
Certificates of Deposit

Maturities of certificates of deposit of $100,000 or more outstanding are summarized below, as of September 30, 2021.

(Dollars in thousands)	September 30, 2021
Months to maturity:
Three months or less	$261,107
Over three to six months	191,501
Over six to 12 months	243,577
Over 12 months	111,822
Total	$808,007

Reciprocal and Brokered Deposits

As of September 30, 2021, we consider approximately 90% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of September 30, 2021, the Bank had CDARS® and ICS® reciprocal deposits totaling $2.09 billion, which were not classified as brokered deposits. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances. As of September 30, 2021, brokered deposits were approximately 10% of total deposits. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

Borrowings

Deposits are the primary source of funds for our lending and investment activities, as well as the Bank’s general business purposes. As an alternative source of liquidity for the Bank, we may obtain advances from the FHLB of Pittsburgh, sell investment securities subject to our obligation to repurchase them, purchase federal funds or engage in overnight borrowings from the FHLB or our correspondent banks.

The following table presents certain information with respect to our outstanding borrowings, as of September 30, 2021 and December 31, 2020.

	September 30, 2021					December 31, 2020
(Dollars in thousands)	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term	Amount	Interest Rate	Maximum Balance at Any Month End	Average Balance During the Period	Maximum Original Term
FHLB borrowings	$250,000	0.30%	$250,000	$251,557	3 months	$300,000	0.35%	$480,000	$330,314	3 months
Line of credit borrowings	10,000	4.00%	10,000	1,769	12 months	5,000	4.25%	30,000	6,243	12 months
Subordinated notes payable	97,500	5.75%	97,500	97,500	10 years	97,500	5.75%	97,500	60,246	10 years
Total borrowings outstanding	$357,500	1.89%	$357,500	$350,826		$402,500	1.71%	$607,500	$396,803

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

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of September 30, 2021, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of September 30, 2021, our primary liquidity needs at the parent company level were the quarterly dividends on our preferred stock, interest payments on our subordinated debt and other borrowings, and share repurchase programs. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the nine months ended September 30, 2021, the parent company paid $5.9 million related to our preferred stock dividends and $2.9 million related to interest payments on our subordinated notes payable and other borrowings. During the nine months ended September 30, 2020, the parent company paid $3.2 million related to our share repurchase and stock option cancellation program, $5.9 million related to our preferred stock dividends and $261,000 related to interest payments on our other borrowings. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund any foreseeable parent company obligations as of September 30, 2021. In addition, we maintain an unsecured line of credit with Huntington National Bank. As of September 30, 2021, the unsecured line was $75.0 million, of which $65.0 million was available for borrowing.

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

Our strong liquidity position is due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 88.5% and 85.8% as of September 30, 2021 and December 31, 2020, respectively. Our ratio of average deposits to average assets increased to 87.6% for the nine months ended September 30, 2021, from 85.9% for the same period in 2020. As of September 30, 2021, we had available liquidity of $2.59 billion, or 21.3% of total assets. These sources consisted of available cash totaling $370.2 million, unpledged investment securities totaling $1.34 billion, or 11.0% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $882.2 million, or 7.3% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Available cash	$370,206	$271,090
Certain unpledged debt and equity securities	1,341,578	793,658
Net borrowing capacity	882,176	704,082
Total liquidity	$2,593,960	$1,768,830

Investing activities resulted in a net cash outflow of $2.26 billion for the nine months ended September 30, 2021, as compared to a net cash outflow of $1.44 billion for the same period in 2020. The outflows for the nine months ended September 30, 2021, were primarily due to net loan growth of $1.64 billion and purchases of investment securities totaling $1.07 billion, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $481.5 million. The outflows for the nine months ended September 30, 2020, included net loan growth of $1.08 billion and purchases of investment securities totaling $904.0 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $543.1 million.

Financing activities resulted in a net inflow of $2.21 billion for the nine months ended September 30, 2021, compared to a net inflow of $1.58 billion for the same period in 2020. The inflows for the nine months ended September 30, 2021, were primarily a result of a net increase in deposits of $2.27 billion, partially offset by a net decrease in FHLB borrowings of $50.0 million. The inflows for the nine months ended September 30, 2020, included a net increase in deposits of $1.55 billion and net proceeds of $95.3 million from the issuance of subordinated notes payable, partially offset by a net decrease in FHLB borrowings of $55.0 million.

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

Shareholders’ Equity. Shareholders’ equity was $814.0 million as of September 30, 2021, compared to $757.1 million as of December 31, 2020. The $56.9 million increase during the nine months ended September 30, 2021, was primarily attributable to net income of $55.0 million, $8.2 million in stock-based compensation and $1.2 million in other comprehensive income, partially offset by preferred stock dividends of $5.9 million and an increase of $2.0 million in treasury stock related to the net settlement of equity awards exercised or vested.

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

The Company received gross proceeds of $105.0 million at the closing of the private placement, and may receive up to an additional $16.1 million if the warrants are exercised in full. The net proceeds were recorded to shareholders’ equity at December 31, 2020, and allocated to the three equity instruments issued using the relative fair value method applied to the common stock, preferred stock, and the warrants issued, which were recorded to additional paid-in capital. The net proceeds constitute Tier 1 capital for the Company under federal regulatory capital rules.

Regulatory Capital. As of September 30, 2021 and December 31, 2020, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us. The capital conservation buffer requirement is a CET 1 capital to risk-weighted assets ratio of 2.5% or more, in addition to the minimum risk-based capital adequacy levels shown in the tables below. As of September 30, 2021 and December 31, 2020, both the Company and the Bank were above the capital conservation buffer levels required to avoid limitations on capital distributions and discretionary bonus payments.

In 2020, U.S. federal regulatory authorities issued a final rule that provides banking organizations that adopt CECL during the 2020 calendar year with the option to delay the impact of CECL on regulatory capital for up to two years, beginning January 1, 2020, followed by a three-year transition period. As the Company adopted CECL on December 31, 2020, the Company elected to utilize the remainder of the two-year delay of CECL’s impact on its regulatory capital, from December 31, 2020 through December 31, 2021, followed by the three-year transition period of CECL impact on regulatory capital, from January 1, 2022 through December 31, 2024.

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	September 30, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$889,197	13.71%	$518,882	8.00%	N/A	N/A
Bank	$864,503	13.38%	$516,720	8.00%	$645,900	10.00%
Tier 1 risk-based capital ratio
Company	$764,932	11.79%	$389,162	6.00%	N/A	N/A
Bank	$835,892	12.94%	$387,540	6.00%	$516,720	8.00%
Common equity tier 1 risk-based capital ratio
Company	$584,489	9.01%	$291,871	4.50%	N/A	N/A
Bank	$835,892	12.94%	$290,655	4.50%	$419,835	6.50%
Tier 1 leverage ratio
Company	$764,932	6.61%	$462,757	4.00%	N/A	N/A
Bank	$835,892	7.24%	$461,884	4.00%	$577,355	5.00%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the nine months ended September 30, 2021, that were outside the ordinary course of business. During the three months ended September 30, 2021, the Company entered into two new operating leases in the ordinary course of business: one for additional office space in Pittsburgh and the other to replace its office space in New York City.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit in the ordinary course of business to approved customers.

Unfunded loan commitments and demand line of credit availability, including standby letters of credit, are recorded on our statement of financial condition as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Our measure of unfunded loan commitments and demand line of credit availability include unused availability under demand loans for our private banking lines secured by cash, marketable securities and/or cash value life insurance, as well as commitments to fund loans secured by residential properties, commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit and we continuously monitor utilization of our unfunded lines of credit and on both commercial and private banking loans. We believe that we maintain sufficient liquidity or otherwise have the ability to generate the liquidity necessary to fund anticipated draws under unused loan commitments and demand lines of credit.

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

The following table is a summary of the total notional amount of unused loan commitments and demand lines of credit availability as well as standby letters of credit commitments, based on the values of eligible collateral or other terms under the loan agreement, by contractual maturities outstanding as of the date indicated.

	September 30, 2021
(Dollars in thousands)	Due on Demand	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments and demand lines of credit	$8,026,145	$642,833	$554,433	$133,458	$31,181	$9,388,050
Standby letters of credit	700	41,062	18,740	2,585	48	63,135
Total off-balance sheet arrangements	$8,026,845	$683,895	$573,173	$136,043	$31,229	$9,451,185

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

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$12,913	6.29%	$31,178	18.47%
+200	$(661)	(0.32)%	$13,176	7.81%
+100	$(14,044)	(6.84)%	$(4,648)	(2.75)%
–100	$(3,451)	(1.68)%	$(3,041)	(1.80)%

Economic value of equity:
+300	$(193,487)	(25.17)%	$(56,573)	(7.66)%
+200	$(134,259)	(17.47)%	$(42,325)	(5.73)%
+100	$(79,725)	(10.37)%	$(31,120)	(4.22)%
–100	$80,760	10.51%	$14,471	1.96%

Our means of managing interest rate risk over the longer term include our focus on growing the low-cost deposit balances associated with our treasury management services, controlled adjustments within our discretionary priced accounts to respond to rising rates, and our future ability to extend duration in liabilities, especially with rates at historically low levels across the yield curve. Additionally, while we will continue to implement floors on most new loan originations, our pricing strategy has transitioned to emphasizing loan spread as the primary tool to achieve yield and implementing lower levels of floors, which will reduce our liability sensitivity over time. Given the longer-term nature of the EVE analysis and the absolute low level of interest rates, we have migrated to a more liability sensitive interest rate risk position when it comes to economic value of equity. Beginning with the September 30, 2021, period shown above, we have begun to incorporate the impact of a pricing lag to certain components of our deposit portfolio as interest rates rise. This methodology revision was replicated in and applied to our December 31, 2020, interest rate risk analysis to provide a consistent comparison between the two periods. In past periods, we had incorporated no lag to deposit pricing in rising rate scenarios. The liability sensitivity demonstrated in our NII scenarios extends from the inclusion of floors in our loans and from the extension of duration in our securities portfolio. We have pursued this strategy because of the material benefit provided by those floors and that duration extension in the base case.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	September 30, 2021
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$462,239	$—	$—	$—	$—	$—	$—	$462,239
Federal funds sold	7,352	—	—	—	—	—	—	7,352
Total investment securities	234,728	63,068	85,770	298,365	214,418	531,071	2,193	1,429,613
Total loans and leases	9,408,351	46,898	91,059	217,426	59,920	21,750	23,607	9,869,011
Other assets	—	—	—	—	—	—	390,653	390,653
Total assets	$10,112,670	$109,966	$176,829	$515,791	$274,338	$552,821	$416,453	$12,158,868

Liabilities:
Transaction deposits	$8,735,770	$156,204	$60,977	$325,000	$—	$—	$593,342	$9,871,293
Certificates of deposit	306,587	204,024	245,962	128,275	—	—	—	884,848
Borrowings, net	10,000	—	50,000	100,000	195,654	—	—	355,654
Other liabilities	—	—	—	—	—	—	233,035	233,035
Total liabilities	9,052,357	360,228	356,939	553,275	195,654	—	826,377	11,344,830

Equity	—	—	—	—	—	—	814,038	814,038
Total liabilities and equity	$9,052,357	$360,228	$356,939	$553,275	$195,654	$—	$1,640,415	$12,158,868

Interest rate sensitivity gap	$1,060,313	$(250,262)	$(180,110)	$(37,484)	$78,684	$552,821	$(1,223,962)
Cumulative interest rate sensitivity gap	$1,060,313	$810,051	$629,941	$592,457	$671,141	$1,223,962
Cumulative interest rate sensitive assets to rate sensitive liabilities	111.7%	108.6%	106.4%	105.7%	106.4%	111.6%	107.2%
Cumulative gap to total assets	8.7%	6.7%	5.2%	4.9%	5.5%	10.1%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 106.4% as of September 30, 2021, from 116.9% as of December 31, 2020.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. During the life of these transactions, they have the effect on our gap analysis of moving $250.0 million of borrowings from the less than 90 days re-pricing category to the 181 to 365 days and longer re-pricing categories. Of the $250.0 million, $50.0 million was moved to the 181 to 365 days re-pricing category, $100.0 million was moved to the one to three years re-pricing category and $100.0 million to the three to five years re-pricing category. For additional information on cash flow hedge transactions, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements. In our gap analysis, the allocation of non-maturity, interest-bearing deposits is fully reflected in the less than 90 days re-pricing category. The allocation of non-maturity, noninterest-bearing deposits is fully reflected in the non-sensitive category.

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

LIBOR Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), confirmed that the publication of most LIBOR term rates will end on June 30, 2023, (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021). Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of September 30, 2021, the Company had a material amount of loans, investment securities, and notional value of derivatives indexed to LIBOR that will mature after 2021. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational and compliance risks to financial markets and institutions, including the Company.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR, although the ARRC has not proposed that SOFR be required. The selection of SOFR as the alternative reference rate currently presents certain market concerns because it is a risk-free rate, while LIBOR incorporates credit risk, and because the methodology for the proposed term structure for SOFR differs from the LIBOR framework. The federal banking agencies are not requiring SOFR as the replacement rate. On April 6, 2021, New York Governor Cuomo signed into law legislation that provides for the substitution of SOFR as an alternative reference rate in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued.

The ARRC has released final recommended fallback contract language for new issuances of LIBOR-indexed bilateral business loans, syndicated loans, floating rate notes, securitizations and adjustable-rate mortgage loans, and it continues to develop other LIBOR transition guidance. The International Swaps and Derivatives Association, Inc. (“ISDA”) has announced protocol for the transition of derivative instruments away from LIBOR. The process for modification of legacy contracts that do not provide for a permanent transition from LIBOR remains a work in progress.

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of LIBOR publication in June 2023. The federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable but no later than December 31, 2021 and have stated that an institution’s LIBOR transition plans are an examination priority. One of the major identified risks is inadequate fallback language in various instruments’ that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company has: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; (3) implemented more robust fallback contract language; and (4) implemented a plan to adhere to the ISDA protocol for the transition of derivatives away from LIBOR. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended September 30, 2021, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, previously filed with the SEC, except for the risk factors included below:

In December 2020, the FDIC issued a final rule aimed to clarify and modernize the FDIC’s existing regulatory framework for brokered deposits.

The final brokered deposits rule sets forth a new framework for analyzing whether certain deposit arrangements qualify as brokered deposits. Among other things, the final rule establishes bright-line standards for determining whether an entity meets the definition of a “deposit broker,” and identifies a number of designated business relationships that automatically meet the “primary purpose” exception to this definition. The final rule was effective as of April 1, 2021, and has an extended compliance date of January 1, 2022, for institutions relying on previous FDIC staff opinions, such as the Bank. The final rule, and any interpretation of it by the FDIC, could have a material adverse effect on our business and could have an impact on the Bank’s deposit premiums, capital and liquidity risk management planning, and regulatory monitoring and reporting obligations. The Bank currently is evaluating the potential effects of the final rule on our business and we cannot at this time predict these effects, including the extent to which the final rule will affect our deposit classifications.

COVID-19 and the impact of actions to mitigate it could have an adverse effect on our business, financial condition and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19, including the declaration of a national emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and stay at home orders. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer and business spending. In response to the economic and financial effects of COVID-19, the Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures, as well as domestic and global capital market support programs. In addition, the President’s Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

The economic effects of the COVID-19 pandemic have had a destabilizing effect on financial markets, key market indices and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption caused increased market volatility and led to an economic recession (including uncertainty regarding the impacts of a resurgence of COVID-19 infections, including new strains of the virus, as well as a significant decrease in consumer confidence and business generally). The continuation of these conditions, the impacts of the CARES Act, and other federal and state measures, specifically with respect to loan forbearances, have adversely impacted our businesses and results of operations and the business and operations of at least some of our borrowers, customers and business partners and these impacts may be material. In particular, even as COVID-19 vaccines become widely available, these events have had, and/or can be expected to continue to have, the following effects, among other things:

•impair the ability of borrowers to repay outstanding loans or other obligations, resulting in increases in delinquencies;
•impair the value of collateral securing loans;
•impair the value of our securities portfolio;

•require an increase in our allowance for credit losses on loans and leases;
•adversely affect the stability of our deposit base, or otherwise impair our liquidity;
•reduce our asset management revenues and the demand for our products and services;
•impair the ability of loan guarantors to honor commitments;
•negatively impact our regulatory capital ratios;
•result in increased compliance risk as we become subject to new regulatory and other requirements associated with any government stimulus new programs in which we participated;
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

The intention of the United Kingdom’s FCA to cease support of LIBOR by June 30, 2023, could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth. A transition to an alternative reference interest rate could present operational problems and result in market disruption, including inconsistent approaches for different financial products, as well as disagreements with counterparties.

Although the publication of most LIBOR rates will cease on June 30, 2023, (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which will end on December 31, 2021), we cannot predict exactly when the capital and debt markets will cease to use LIBOR as a benchmark, whether SOFR will become the market benchmark in its place or what impact such a transition may have on our business, results of operations and financial condition.

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

We have a significant number of financial products, including loans, mortgage-related securities, other debt securities and derivatives, that are tied to LIBOR, and we continue to enter into transactions involving such products that will mature after 2021. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection with this risk, and by creating the possibility of disagreements with counterparties.

Risks Relating to the Proposed Acquisition of the Company by Raymond James

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Agreement and Plan of Merger, dated as of October 20, 2021, among the Company, Raymond James Financial, Inc. (“Raymond James”), Macaroon One LLC and Macaroon Two LLC (the “Merger Agreement”), including the acquisition of the Company by Raymond James (the “Acquisition”), may be completed, various approvals must be obtained from regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the mergers that are not anticipated or cannot be met. If the consummation of the Acquisition is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of each company may be materially and adversely affected. Additionally, conditions that the regulatory authorities may impose in connection with the Acquisition could have the effect of delaying completion of the Acquisition or of imposing additional costs or limitations on the combined company following the Acquisition. Such conditions may constitute a burdensome condition that may allow Raymond James to terminate the Merger Agreement on or after June 30, 2022.

Failure of the Acquisition to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Acquisition could negatively impact us.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Acquisition, including approval of the Acquisition by the affirmative vote of a majority of the votes entitled to be cast by holders of our common stock. These conditions to the consummation of the Acquisition may not be fulfilled and, accordingly, the Acquisition may not be completed or significantly delayed. In addition, if the Merger is not completed by October 20, 2022, either Raymond James or we may choose to terminate the Merger Agreement at any time after that date. Furthermore, the consummation of the Acquisition may be significantly delayed due to various factors, including potential litigation related to the Acquisition.

If the Acquisition is not consummated or is significantly delayed, our ongoing business, financial condition and results of operations may be materially adversely affected, and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Acquisition will be consummated. If the consummation of the Acquisition is delayed, including by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may be materially adversely affected.

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Acquisition is not completed or is significantly delayed, we would have to recognize these expenses without realizing the expected benefits of the Acquisition. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Acquisition, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on our ability to make significant changes to our ongoing business during the pendency of the Acquisition, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Acquisition, without realizing any of the anticipated benefits of completing the Acquisition, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Acquisition will be completed. If the Merger Agreement is terminated and a party’s board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Acquisition.

We will be subject to business uncertainties and contractual restrictions while the Acquisition is pending.

Uncertainty about the effect of the Acquisition on employees, customers (including depositors and borrowers), counterparties, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and customers pending the consummation of the Acquisition, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the Acquisition. Additionally, these uncertainties could cause our customers, counterparties, suppliers, vendors and others with whom we deal to seek to change, or fail to extend, existing business relationships with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Acquisition.

The pursuit of the Acquisition and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition and results of operations.

In addition, the Merger Agreement restricts us from taking certain actions without Raymond James’ consent while the Acquisition is pending. If the Acquisition is not completed, these restrictions could have a material adverse effect on our business, financial condition and results of operations.

Litigation against us or Raymond James, or the members of our or Raymond James’ board of directors, could prevent or delay the completion of the Acquisition.

The results of any potential legal claims that may be asserted by purported stockholder plaintiffs related to the Acquisition are difficult to predict and could delay or prevent the Acquisition from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive for the parties and could divert our and Raymond James’ management’s attention away from their regular business. Any lawsuit adversely resolved against us, Raymond James or members of our or Raymond James’ board of directors could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the Acquisition is the absence of any order, injunction, law, regulation or other legal restraints preventing, prohibiting or making illegal the completion of the Acquisition or any other transactions contemplated by the Merger Agreement. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the Acquisition illegal or otherwise prohibiting consummation of the Acquisition, then such injunctive or other relief may prevent the Acquisition from becoming effective in a timely manner or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended September 30, 2021:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2021 - July 31, 2021	20,205	$20.64	—	$7,273,785
August 1, 2021 - August 31, 2021	427	20.38	—	7,273,785
September 1, 2021 - September 30, 2021	1,759	20.04	—	7,273,785
Total	22,391	$20.59	—	$7,273,785
(1)There were 22,391 shares of treasury stock acquired in connection with the net settlement of equity awards exercised or vested included in the total number of shares purchased reflected in the table above. These shares were not part of a publicly announced plan or program.
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

2.1
Agreement and Plan of Merger, dated October 20, 2021, among Raymond James Financial, Inc., Macaroon One LLC, Macaroon Two LLC and TriState Capital Holdings, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on October 27, 2021).

10.1
Support Agreement, dated October 20, 2021, by and among James F. Getz, Brian S. Fetterolf, Raymond James Financial, Inc., Macaroon One LLC and, solely for purposes of the last sentence of Section 9 thereof, TriState Capital Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on October 27, 2021).

10.2
Support Agreement, dated October 20, 2021, by and among T-VIII PubOpps LP, Raymond James Financial, Inc., Macaroon One LLC and, solely for purposes of the last sentence of Section 9 and Section 10(c) thereof, TriState Capital Holdings, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed with the SEC on October 27, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vii) the Cover Page, furnished herewith.*

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

Date: November 5, 2021