Form 10-K
period 2021-12-31
TriState Capital Holdings, Inc.
filed 2022-03-01
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K
_________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the shares of common stock held by non-affiliates, based on the closing price per share of the registrant’s common stock as reported on The Nasdaq Global Select Market, was approximately $498,142,483.

As of January 31, 2022, there were 33,581,303 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement to be mailed to shareholders in connection with our 2022 annual meeting of shareholders or, alternatively, in an amendment to this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events, and our financial performance, as well as our goals and objectives for future operations, financial and business trends, business prospects and management’s outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset quality or other future financial or business performance, strategies or expectations. These statements are often, but not always, made through the use of words or phrases such as “achieve,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “maintain,” “may,” “opportunity,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “sustain,” “target,” “trend,” “will,” “will likely result,” and “would,” or the negative version of those words or other comparable of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, and beliefs of assumptions made by management, many of which, by their nature, are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that change over time and are difficult to predict, including, but not limited to, the following:

•risks associated with COVID-19 and their expected impact and duration, including effects on our operations, our clients, economic conditions and the demand for our products and services;
•risks associated with the acquisition of our Company by Raymond James Financial, Inc. (“Raymond James”), including risks related to the failure of our Company to satisfy conditions of the closing of the acquisition, which could result in the acquisition not closing which could have a material adverse impact on the value of our stock;
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
•our ability to prudently manage our growth and execute our strategy;
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
•changes in management personnel;
•our ability to recruit and retain key employees;
•our ability to maintain important deposit customer relationships, our reputation and otherwise avoid liquidity risks;
•our ability to provide investment management performance competitive with our peers and benchmarks;
•operational risks associated with our business, including technology and cyber-security related risks;
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

•fluctuations in the carrying value of the assets under management held by our Chartwell Investment Partners, LLC (“Chartwell”) subsidiary, as well as the relative and absolute investment performance of such subsidiary’s investment products;
•changes in the laws, rules, regulations, interpretations or policies relating to financial institutions, accounting, tax, trade, monetary and fiscal matters , including economic stimulus programs, and potential expenses associated with complying with such laws and regulations;
•our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms;
•regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to shareholders;
•changes and direction of government policy towards and intervention in the U.S. financial system;
•natural disasters and adverse weather, acts of terrorism, regional or national civil unrest, cyber-attacks, an outbreak of hostilities or war, a public health outbreak (such as COVID-19) or other international or domestic calamities, and other matters beyond our control;
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

PART I

ITEM 1. BUSINESS

Overview

TriState Capital Holdings, Inc. (“we,” “us,” “our,” the “holding company,” the “parent company,” or the “Company”) is a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: TriState Capital Bank (the “Bank”), a Pennsylvania chartered bank; Chartwell, a registered investment advisor; and Chartwell TSC Securities Corp. (“CTSC Securities”), a registered broker-dealer. Through our bank subsidiary we serve middle-market businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York and we also serve high-net-worth individuals on a national basis through our private banking channel. We market and distribute our banking products and services through a scalable branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Our broker-dealer subsidiary, CTSC Securities, supports the marketing efforts for Chartwell’s proprietary investment products.

On October 20, 2021, the Company announced that it entered into a definitive agreement under which Raymond James will acquire the outstanding shares of stock of the Company for consideration that is a combination of cash and Raymond James stock at a fixed exchange rate, valued in aggregate at approximately $1.1 billion based on the trading value of Raymond James’ stock on the announcement date. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in 2022.

We operate two reportable segments: Bank and Investment Management.

•The Bank segment provides commercial banking products and services to middle-market businesses and private banking products and services to high-net-worth individuals through the Bank. Total assets of the Bank were $12.93 billion as of December 31, 2021.

•The Investment Management segment provides investment management services primarily to institutional investors, mutual funds and individual investors through Chartwell and also supports marketing efforts for Chartwell’s proprietary investment products through CTSC Securities. Assets under management of Chartwell were $11.84 billion as of December 31, 2021.

For additional financial information by segment, refer to Note 23, Segments, to our consolidated financial statements.

Our Business Strategy

Our success has been built upon the vision and focus of our executive management team to combine the sophisticated products, services and risk management efforts of a large financial institution with the personalized service of a community bank. We believe that our results-based culture, combined with a well-managed middle-market and private banking business, and our targeted investment management business, will allow us to continue to grow and generate attractive returns for shareholders. The key components of our business strategies are described below:

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

Technology Enabled Efficient and Scalable Operating Model. With respect to our banking business, we believe our branchless banking model gives us a competitive advantage by eliminating the overhead and management requirements of a traditional branch network. Moreover, we believe that we have a scalable platform and organizational infrastructure that positions us to grow our revenue more rapidly than our operating expenses. We also believe that our investment management business has an efficient and scalable business model that focuses on institutional direct clients and wholesale distribution channels to reach retail investors. This enables us to invest in meaningful technology development that appeals to these sophisticated needs and competes with premier providers, while having longer obsolescence cycles and better return on investment.

Lending Strategy. We generate loans through our middle-market banking and private banking channels. These channels provide diversification and offer significant responsible growth opportunities in breadth and scale.

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

•Private Banking Channel. We provide loan products and services nationally to executives and high-net-worth individuals, most of whom we source through referral relationships with independent broker-dealers, wealth managers, family offices, trust companies and other financial intermediaries. Our private banking products primarily include loans secured by cash and/or marketable securities. The Company also originates loans secured by cash value life insurance and other asset-based loans. Our relationship managers have cultivated referral arrangements with 351 financial intermediaries. Under these arrangements, the financial intermediaries are able to refer their clients to us for responsive and sophisticated banking services. We believe many of our referral relationships with these intermediaries also create cross-selling opportunities with respect to our deposit products and our investment management business. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

As shown in the following table, we have continued to achieve loan growth through both of our banking channels. As of December 31, 2021, loans and leases sourced through our middle-market banking channel were $3.88 billion, or 36.0% of our loans held-for-investment.

As of December 31, 2021, loans sourced through our private banking channel were $6.89 billion, or 64.0% of our loans held-for-investment, of which $6.82 billion, or 99.0%, were secured by cash, marketable securities and/or cash value life insurance. We expect continued strong loan and deposit growth in this channel, in part because we added 102 new loan referral relationships during the year ended December 31, 2021, for a total of 351 referral relationships at the end of 2021. We have also experienced continued growth in the number of customers resulting from our existing referral relationships.

	December 31,		2021 Change from 2020
(Dollars in thousands)	2021	2020	Amount	Percent
Middle-market banking offices:
Western Pennsylvania	$979,660	$884,860	$94,800	10.7%
Eastern Pennsylvania	1,019,547	867,267	152,280	17.6%
New Jersey	661,099	572,607	88,492	15.5%
New York	592,573	572,265	20,308	3.5%
Ohio	623,947	532,619	91,328	17.1%
Total middle-market banking loans	3,876,826	3,429,618	447,208	13.0%
Total private banking loans	6,886,498	4,807,800	2,078,698	43.2%
Loans and leases held-for-investment	$10,763,324	$8,237,418	$2,525,906	30.7%

Deposit Funding Strategy. Since inception, we have focused on creating and growing a branchless, diversified, stable, and low cost deposit channels, both in our primary markets and across the United States. As of December 31, 2021, we consider approximately 92% of our total deposits to be sourced from direct customer relationships. We believe our sources of deposits continue to provide excellent opportunities for growth both within our primary markets and nationally.

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

Investment Management Strategy. We will continue to execute on our investment management strategy of organically growing our business through innovative distribution strategies, as well as selectively acquiring other investment management assets that complement Chartwell’s business, as evidenced by our acquisition of Columbia Partners, L.L.C. in 2018. We believe that this segment has and will continue to enhance our recurring fee revenue, build robust institutional relationships, provide new product offerings for our national network of financial intermediaries, and leverage our financial services distribution capabilities through the financial intermediaries with which our banking business has worked and developed.

Our Markets

For our middle-market banking business, our primary markets of Pennsylvania, Ohio, New Jersey and New York include the four major metropolitan statistical areas (“MSA”) of Pittsburgh and Philadelphia, Pennsylvania; Cleveland, Ohio and New York (which includes northern New Jersey). We believe that our primary markets including these MSAs are long-term, attractive markets for the types of products and services that we offer, and we anticipate that these markets will continue to support our projected growth. With respect to our loans and other financial services and products, we selected the locations for our representative offices partially based upon the number of middle-market businesses located in these MSAs and their respective states. According to SNL Financial, as of December 31, 2021, there were over 849,000 middle-market businesses in our primary markets with annual sales between $5.0 million and $300.0 million, which represented approximately 10% of the national total of such businesses as of that date. The 2021 aggregate population of the four MSAs in which our headquarters and four representative offices are located was approximately 30 million, which represented approximately 9% of the national population. We believe that the population and business concentrations within our primary markets provide attractive opportunities to grow our business.

In addition to our commercial bank focus on middle-market businesses in our primary markets, our private banking business focuses on serving clients on a national basis. We primarily source this business through referral relationships with independent broker-dealers, wealth managers, family offices, trust companies and other financial intermediaries. We view our product offerings as being most appealing to those households with $500,000 or more in net worth (not including their primary residence).

Through all of our distribution channels, we pursue and create deposit relationships, including treasury management relationships, with customers in our primary markets and throughout the United States. Because our deposit operations are centralized in our Pittsburgh headquarters, all of our deposits are aggregated and accounted for in that MSA. For these distribution and reporting reasons, we do not consider deposit market share in any MSA or any of our primary markets to be relevant data. However, for perspective on the size of the deposit markets in which we have offices, the total aggregate domestic deposits of banks headquartered within the four MSAs was approximately $3.1 trillion as of December 31, 2021, according to SNL Financial.

Our investment management products are primarily distributed in two markets. These markets and their relative percentage of our assets under management as of December 31, 2021, were as follows: institutional and sub-advisory (81%) and broker-dealers and registered investment advisors (19%).

Institutional and Sub-Advisory. Chartwell maintains a dedicated sales and client service staff to focus on the distribution of its products to a wide variety of institutional and sub-advisory clients, including corporate pension and profit-sharing plans, public pension plans, Taft-Hartley plans, foundations, endowments and registered investment companies. As of December 31, 2021, assets under management in the institutional and sub-advisory market included $3.41 billion in equity products and $6.21 billion in fixed-income products.

Broker-Dealer and Independent Registered Investment Advisors. Chartwell maintains sales staff dedicated to calling on national, regional and independent broker-dealers and registered investment advisors. Broker-dealers and registered investment advisors use Chartwell’s products to meet the needs of their customers, who are typically retail and/or high-net-worth investors. As of December 31, 2021, assets under management in the broker-dealer and independent registered investment advisor market included $1.56 billion in equity products and $661.0 million in fixed-income products.

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

The following table presents the composition of our loan and lease portfolio as of December 31, 2021.

(Dollars in thousands)	December 31, 2021	Percent of Loans
Private banking loans	$6,886,498	64.0%
Middle-market banking loans:
Commercial and industrial	1,513,423	14.1%
Commercial real estate	2,363,403	21.9%
Total middle-market banking loans	3,876,826	36.0%
Loans and leases held-for-investment	$10,763,324	100.0%

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

The table below includes all loans made through our private banking channel by collateral type as of the date indicated.

(Dollars in thousands)	December 31, 2021	Percent of Private Banking Loans	Percent of Loans
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$6,816,517	99.0%	63.3%
Secured by real estate	37,285	0.5%	0.4%
Other	32,696	0.5%	0.3%
Total private banking loans	$6,886,498	100.0%	64.0%

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

The table below shows the composition of our commercial and industrial loan and lease portfolio by borrower industry as of December 31, 2021.

(Dollars in thousands)	December 31, 2021	Percent of Commercial and Industrial Loans	Percent of Loans
Industry:
Finance and Insurance	$573,215	37.9%	5.3%
Real Estate, Rental and Leasing	300,739	19.9%	2.8%
Service	195,977	12.9%	1.8%
Manufacturing	112,827	7.5%	1.0%
Transportation & Warehousing	72,519	4.8%	0.7%
Wholesale Trade	50,149	3.3%	0.5%
Information	49,155	3.2%	0.5%
Construction	29,680	2.0%	0.3%
Mining	22,029	1.5%	0.2%
Retail Trade	3,670	0.2%	—%
All other	103,463	6.8%	1.0%
Total commercial and industrial loans and leases	$1,513,423	100.0%	14.1%

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

The table below shows the composition of our commercial real estate portfolio as of December 31, 2021.

(Dollars in thousands)	December 31, 2021	Percent of Commercial Real Estate Loans	Percent of Loans
Commercial real estate loans:
Multifamily	$731,781	31.0%	6.8%
Office	540,765	22.9%	5.0%
Industrial	382,120	16.2%	3.6%
Retail	309,891	13.0%	2.7%
Educational/Other Centers	113,276	4.8%	1.1%
Developed Land	71,470	3.0%	0.7%
Self Storage	60,645	2.6%	0.6%
Senior Housing/Healthcare	48,013	2.0%	0.4%
Hotel	39,032	1.7%	0.4%
Residential	35,998	1.5%	0.3%
Raw Land	30,412	1.3%	0.3%
Total commercial real estate loans	$2,363,403	100.0%	21.9%

Loan and Lease Underwriting

Our focus on maintaining strong asset quality is pervasive through all aspects of our lending activities, including our loan and lease underwriting function. We are selective in targeting our lending to middle-market businesses, commercial real estate investors and developers, and high-net-worth individuals that we believe will meet our credit standards. Our credit standards are determined by our Credit Risk Policy Committee that is made up of senior bank officers, including our Chief Credit Officer, Chief Risk Officer, Bank President and Chief Executive Officer, Chief Financial Officer, President of Commercial Banking and President of Private Banking.

Our underwriting process is multilayered. Prospective loans are first reviewed by our relationship managers and regional presidents. The prospective commercial and certain private banking loans are then discussed in a pre-screen group composed of the Chief Credit Officer, Senior Credit Officer, President of Commercial Banking, President of Private Banking and all of our regional presidents. Applications for prospective loans that are accepted are fully underwritten by our credit administration group in combination with the relationship manager. Finally, the prospective loans are submitted to our Senior Loan Committee for approval, with the exception of certain loans that are fully secured by cash, marketable securities and/or cash value life insurance. Members of the Senior Loan Committee include our Chairman, Vice Chairman, Bank President and Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, Senior Credit Officer, President of Commercial Banking, President of Private Banking and our regional presidents. All of our lending personnel, from our relationship managers to the members of our Senior Loan Committee, have significant experience that benefits our underwriting process.

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

Our loan portfolio includes Shared National Credits (“SNC”). Effective January 1, 2018, the bank regulatory agencies revised the SNC definition to increase the loan size from $20 million or more to $100 million or more and shared by three or more financial institutions. We are typically part of the originating bank group in connection with these loan participations. We utilize the same underwriting criteria for these loans that we use for loans that we originate directly. These loans are to borrowers typically located within our primary markets and are generally made to companies that are known to us and with whom we have direct contact. We participate in the SNC loans of the financial intermediaries that refer private banking loans to us. These intermediaries are also a source of significant deposit balances. These loans have helped us to diversify the risk inherent in our loan portfolio by allowing us to access a broader array of corporations with different credit profiles, repayment sources, geographic footprints and with larger revenue bases than those businesses associated with our direct loans. Still, we are focused more on growing our direct loans than SNC loans. As of December 31, 2021, we had $250.0 million of SNC loans compared to $273.6 million as of December 31, 2020.

Loan and Lease Portfolio Concentrations

Geographic criteria. We focus on developing client relationships with companies that have headquarters and/or significant operations within our primary markets.

The table below shows the composition of our commercial loan and lease portfolios based upon the states where our borrowers are located. Loans and leases to borrowers located in our four primary market states made up 83.0% of our total commercial loans outstanding as of December 31, 2021. When those loans are aggregated with our loans to borrowers located in states that are contiguous to our primary market states, the percentage increases to approximately 88.5% of our commercial loan and lease portfolio.

Loans in contiguous and other states include loans to the financial intermediaries that have substantial deposits with us, and are a referral source for private banking loans.

(Dollars in thousands)	December 31, 2021	Percent of Total Commercial Loans
Geographic region of borrower:
Pennsylvania	$1,368,082	35.3%
New Jersey	634,324	16.4%
New York	627,823	16.2%
Ohio	585,009	15.1%
Contiguous states	214,913	5.5%
Other states	446,675	11.5%
Total commercial loans and leases	$3,876,826	100.0%

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

As of December 31, 2021, non-brokered deposits represented approximately 91.7% of our total deposits. Our non-brokered deposit sources primarily include deposits from financial institutions, high-net-worth individuals, family offices, trust companies, wealth management firms, and corporations and their executives. We compete for deposits by offering a range of deposit products at competitive rates. We also attract deposits by offering customers a variety of cash management services. We maintain direct customer relationships with nearly all of our depositors that participate in CDARS® and ICS® reciprocal deposits.

The table below shows the balances of our deposit portfolio by type as of the dates indicated.

	December 31,		2021 Change from 2020
(Dollars in thousands)	2021	2020	Amount	Percent
Non-brokered deposits:
Non-interest bearing checking accounts	$776,256	$456,426	$319,830	70.1%
Interest bearing checking accounts	4,139,343	2,911,669	1,227,674	42.2%
Money market deposit accounts	4,905,108	3,482,381	1,422,727	40.9%
Certificates of deposit	728,163	885,310	(157,147)	(17.8)%
Total non-brokered deposits	10,548,870	7,735,786	2,813,084	36.4%
Brokered deposits:
Interest bearing checking accounts	179,180	157,165	22,015	14.0%
Money market deposit accounts	726,985	445,416	281,569	63.2%
Certificates of deposit	49,354	150,722	(101,368)	(67.3)%
Total brokered deposits	955,519	753,303	202,216	26.8%
Total deposits	$11,504,389	$8,489,089	$3,015,300	35.5%
Non-brokered deposits to total deposits	91.7%	91.1%

Investment Management Products

Chartwell Investment Partners manages $11.84 billion in a variety of equity and fixed income investment styles, for over 250 institutional investors, mutual funds and individual investors as of December 31, 2021. A description of each investment style is provided below.

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

•SMID Cap Value: For clients in our SMID Cap Value portfolio, we invest in a select set of value oriented companies with small to mid-market caps focused on securities held in Chartwell’s Small Cap Value and Mid Cap Value portfolios.

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

•Covered Call: The objective of our Covered Call strategy is to provide market-like returns in rising equity markets while earning superior returns in flat or down equity markets. We combine a portfolio of higher yielding stocks with a disciplined covered call strategy to provide a lower volatility total return solution for clients. Our focus is on creating a well-diversified portfolio of stocks that we believe are undervalued relative to their strong and/or improving fundamentals. The addition of a tactical and flexible call overwriting strategy seeks to provide additional cash flow and reduced volatility of returns.

•Large Cap Growth: The objective of our Large Cap Growth strategy is to help clients outperform benchmarks by owning a diversified portfolio of Premier Growth companies. These are businesses that possess some or all of the following characteristics: large and growing total addressable markets, superior products or services, and sustainable competitive advantages. We seek to hold positions in these companies when doing so is likely to generate significant long term capital appreciation.

Fixed Income Investment Strategies:

•Intermediate/Core/Short Duration Fixed Income: Chartwell’s philosophy of investment grade fixed income management stresses security selection, preservation of principal, and compounding of the income stream as keys to consistently add value in the bond market. We focus our research efforts in the corporate sector of the market. Because the return potential of any bond tends to be asymmetric, with limited capital appreciation potential but considerably greater capital loss potential, Chartwell targets high quality credits with stable-to improving profiles.

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

•High Yield Fixed Income: Chartwell’s philosophy of high yield bond management stresses preservation of principal and compounding of the income stream as keys to adding value in the high yield bond market. In evaluating investment candidates our perspective is that of a lender. We focus on the higher quality tiers of the market, which offer an attractive yield premium but a lower incidence of credit erosion relative to the market as a whole. Chartwell believes that the consistent application of high credit standards and strict trading disciplines is the most predictable route to outperformance in the high yield bond market.

•Short Duration BB-Rated High Yield Fixed Income: Chartwell’s philosophy of high yield bond management stresses preservation of principal and compounding of the income stream as keys to adding value in the high yield bond market. Again, our focus is on the higher quality tiers of the market, which offer an attractive yield premium but a lower incidence of credit erosion relative to the market as a whole. We focus on duration of less than three years with maximum maturities of five years.

Balanced Investment Strategies:

•Conservative Allocation: The Conservative Allocation strategy is managed utilizing Chartwell’s value-oriented security selection process and includes the Chartwell Income Fund as one of its main products. While the majority of funds managed under this strategy are invested in bonds, it may invest up to 30% of its assets in dividend-paying common stocks. We believe the fund’s balanced, income-oriented approach may afford a greater level of price stability than an all equity portfolio.

Our total assets under management of $11.84 billion increased $1.58 billion, or 15.4%, as of December 31, 2021, from $10.26 billion as of December 31, 2020. We reported new business and new flows from existing accounts and acquired assets of $2.11 billion and market appreciation of $1.06 billion, partially offset by outflows of $1.59 billion during the year ended December 31, 2021.

The following table shows the changes of our assets under management by investment style for the year ended December 31, 2021.

	Year Ended December 31, 2021
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$4,042,000	$431,000	$(970,000)	$951,000	$4,454,000
Fixed income investment styles	5,663,000	1,628,000	(494,000)	72,000	6,869,000
Balanced investment styles	558,000	49,000	(123,000)	37,000	521,000
Total assets under management	$10,263,000	$2,108,000	$(1,587,000)	$1,060,000	$11,844,000
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

Our most direct competition for deposits comes from commercial banks, savings and loan associations, credit unions, money market funds and brokerage firms, particularly national and large regional banks, many of which target the same customers as we do. With respect to our deposits from treasury management, competition is mainly based on sophistication and reliability of service, experience and expertise with our clients’ businesses, and fee structure. Competition for other deposit products is generally based on length and depth of relationship, comfort with the bank, and pricing. Our cost of funds fluctuates with market interest rates and our ability to further reduce our cost of funds may be affected by higher rates being offered by other financial institutions. During certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds.

Our competition in making commercial loans comes principally from national, regional and large community banks and insurance companies. Many large national and regional commercial banks have a significant number of branch offices in the areas in which we operate. Competition for our private banking loans is more limited than for commercial loans due largely to our niche offering of loans backed by cash, marketable securities and/or or cash value life insurance, which represent 63% of our entire loan portfolio as of

December 31, 2021. Aggressive pricing policies and terms of our competitors on middle-market and private banking loans may result in a decrease in our loan origination volume and a decrease in our yield on loans. We compete for loans principally through the quality of products and service we provide to middle-market customers, financial services firms, and private banking referral relationships, while maintaining competitive interest rates, loan fees and other loan terms.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 361 full-time employees with 308 in our bank segment and 53 in our investment management segment. During 2021, our voluntary turnover rate was 7.8%. We consider our employee relations to be very good, and we aspire to keep them exceptional. Our employees are not represented by a collective bargaining unit.

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

Health, Safety, and Wellness
The safety, health and wellness of our employees is always a top priority for us. We know that the success of our business is intricately tied to the well-being of our team. We have always approached this priority with a holistic approach, focused on physical, mental, and financial health, and continuously review existing and potential programming and the evolving needs of our team. We strongly encourage work-life balance, minimize the employee portion of health care premiums and sponsor a medical concierge service that provides healthcare education and support from personal consultants designed to help employees and their families navigate their healthcare experience.

In response to the COVID-19 pandemic, we used this holistic approach to craft our strategy and execution. We promptly initiated remote work plans to enhance the health environment within our offices and mitigate against transmission of the virus by significantly reducing the number of employees working on-site. As an essential business, we retained an in-office-work environment, and took many initiatives to promote the health and well-being of those in our offices, including continuous enhanced cleaning, paid on-site parking, delivered lunches, and access to on-site nurses in our offices with mandatory temperature checks. In consideration the financial health of our team during this time, we established enhanced benefit programs to address expenses tied to balancing work with life under quarantine conditions, including stipends for employees working in our offices as well as working from home to assist in that transition, which we ultimately made permanent through salary increases. We also formed a COVID-19 steering team to advise on the Company’s overall response to the pandemic, including developing and monitoring mitigation strategies; tracking relevant national, state and local government guidelines, directives and regulations; and assessing appropriate work-in-office protocols.

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

Banking is highly regulated under federal and state law. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers and the banking system as a whole, and not for the protection of our investors. We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and are subject to supervision, regulation and examination by the Federal Reserve. TriState Capital Bank is a commercial bank chartered under the laws of the Commonwealth of Pennsylvania. It is not a member of the Federal Reserve System and is subject to supervision, regulation and examination by the Pennsylvania Department of Banking and Securities (the “PDBS”) and the FDIC. The Consumer Financial Protection Bureau (“CFPB”) examines the Bank for compliance with federal consumer protection laws and regulations.

Our investment management business is subject to extensive regulation in the United States. Chartwell and CTSC Securities are subject to federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940, the Investment Advisers Act of 1940, state laws regarding securities fraud and regulations and rules promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”), state regulators and stock exchanges. With respect to certain derivative products, our investment management business also may be subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”). Changes in laws, regulations or governmental policies, both domestically and abroad, and the costs associated with compliance, could materially and adversely affect our business, results of operations, financial condition and/or cash flows.

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

Over several years the Department of Labor (“DOL”) developed a rule governing the circumstances in which a person rendering investment advice with respect to an employee benefit plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), would be treated as a fiduciary for the recipient of the advice. DOL finalized a regulation in 2016, but extended the effective date, and the U.S. Court of Appeals for the Tenth Circuit effectively vacated the rule in 2018. In December 2020, the DOL finalized a new fiduciary regulation that becomes fully effective in February 2022. A similar rule, issued by the SEC, popularly known as Regulation BI, for best interest took effect in June 2020. These regulations will affect our investment advisory business, but we cannot predict the nature or extent of these effects at this time, or whether these regulations will change in the future.

Regulatory Capital Requirements

Capital adequacy. The Federal Reserve monitors the capital adequacy of our holding company, on a consolidated basis, and the FDIC and the PDBS monitor the capital adequacy of TriState Capital Bank. The regulatory agencies use a combination of risk-based ratios and a leverage ratio to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The current capital rules, which began to take effect for us in 2015, are popularly known as the Basel III Capital Rules because they are based on international standards known as Basel III.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banking institutions and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. Regulatory capital, in turn, is classified into three categories of capital. Common Equity Tier 1 capital (“CET 1”) includes common equity, retained earnings, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. Additional “Tier 1” capital includes, among other things, qualifying non-cumulative perpetual preferred stock. “Tier 2” capital includes, among other things, qualifying subordinated debt and allowances for credit losses, subject to limitations. Total risk-based capital is the total of all three categories. The resulting capital ratios represent capital as a percentage of average assets or total risk-weighted assets, including off-balance sheet items.

The Basel III Capital Rules require banks and bank holding companies generally to maintain four minimum capital standards to be “adequately capitalized”: (1) a tier 1 capital to total average assets ratio (“tier 1 leverage capital ratio”) of at least 4%; (2) a common equity tier 1 capital to risk-weighted assets ratio (“CET 1 risk-based capital ratio”) of at least 4.5%; (3) a tier 1 capital to risk-weighted assets ratio (“tier 1 risk-based capital ratio”) of at least 6%; and (4) a total risk-based capital to risk-weighted assets ratio (“total risk-based capital ratio”) of at least 8%. These capital requirements are minimum requirements. Higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual institutions, or if required by the banking regulators due to the economic conditions impacting our primary markets. For example, the Basel III Capital Rules provide that higher capital may be required to take adequate account of, among other things, a bank’s or bank holding company’s credit, market, operational, or other risks.

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

•total risk-based capital ratio of 10.5%.

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

Prompt corrective action regulations. Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized insured depository institutions. For this purpose, a bank is placed in one of the following five categories based on its capital level: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”

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

“Critically undercapitalized”
Tangible equity to total assets equal to or less than 2%

Various consequences flow from a bank’s prompt corrective action category. A bank that is adequately capitalized but not well capitalized must obtain a waiver from the FDIC in order to continue to accept, renew or roll over brokered deposits. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new lines of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

A bank holding company must guarantee that a subsidiary bank performs under a capital restoration plan, including an obligation to contribute capital to the bank up to the lesser of 5% of an “undercapitalized” subsidiary bank’s assets at the time it became “undercapitalized” or the amount required to meet regulatory capital requirements.

The prompt corrective action classification of a bank affects the frequency of regulatory examinations, the bank’s ability to engage in certain activities and the deposit insurance premiums paid by the bank. As of December 31, 2021, TriState Capital Bank met the requirements to be categorized as “well capitalized” based on the aforementioned ratios for purposes of the prompt corrective action regulations.

Source of Strength Doctrine for Bank Holding Companies

Under longstanding Federal Reserve policy which has been codified by the Dodd-Frank Act, we are required to act as a source of financial strength to, and to commit resources to support, TriState Capital Bank. This support may be required at times when we may not be inclined to provide it. In addition, any capital loans that we make to TriState Capital Bank are subordinate in right of payment to deposits and to certain other indebtedness of TriState Capital Bank. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of TriState Capital Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. These obligations are in addition to the performance guaranty we must provide in the event that TriState Capital Bank is required to develop a capital restoration plan under prompt corrective action.

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

A bank holding company may elect to be treated as a financial holding company if it and its depository institution subsidiaries are categorized as “well capitalized” and “well managed.” and if its depository institution subsidiaries have Community Reinvestment Act (“CRA”) records of at least “satisfactory.” A financial holding company may engage in a range of activities that are (1) financial in nature or incidental to such financial activity or (2) complementary to a financial activity and which do not pose a substantial risk to the safety and soundness of a depository institution or to the financial system generally. These activities include securities dealing, underwriting and market making, insurance underwriting and agency activities, merchant banking and insurance company portfolio investments. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. While we may determine in the future to elect financial holding company status, we do not have an intention to make that election at this time.

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

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. In addition, the terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. TriState Capital Bank maintains a policy that does not permit loans to employees, including executive officers.

FDIC Deposit Insurance Assessments

FDIC-insured banks are required to pay deposit insurance assessments to the FDIC, which fund the DIF. An institution’s assessment rate is determined by a number of factors and metrics, including the weighted average of the institution’s CAMELS composite rating, and metrics to measure the institution’s ability to withstand asset-related stress and funding-related stress, and has different calculation methodologies for banks that are considered “large banks” for regulator examination purposes, which the Bank began implementing in the fourth quarter of 2020. The rate also may be adjusted by the institution’s long-term unsecured debt and its brokered deposits. In addition, the FDIC can impose special assessments in certain instances. The FDIC has in past years raised assessment rates to increase funding for the DIF.

All assessment rates may change based on the reserve ratio of the DIF. The Dodd-Frank Act changed the way that deposit insurance premiums are calculated, increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the upper limit for the reserve ratio designated by the FDIC each year, and eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan on September 15, 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. Under the restoration plan, the FDIC will continue to closely monitor the factors that affect the DIF reserve ratio and maintain its current schedule of assessment rates. Any future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations and we cannot predict what insurance assessment rates will be in the future.

Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Continued action by the FDIC to replenish and increase the DIF as well as the changes contained in the Dodd-Frank Act, or changes in the assessment calculation methodologies, may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations, financial condition or future prospects.

Branching and Interstate Banking

TriState Capital Bank is permitted to establish branch offices within Pennsylvania, subject to the approval of the PDBS and the FDIC. The Bank is also permitted to establish additional offices outside of Pennsylvania, subject to prior regulatory approval.

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

Community Reinvestment Act

TriState Capital Bank has a responsibility under the CRA, and related FDIC regulations to help meet the credit needs of its communities, including low-income and moderate-income borrowers. In connection with its supervision of TriState Capital Bank, the FDIC is required to assess the Bank’s record of compliance with the CRA. The Bank’s failure to maintain a satisfactory record of CRA performance could result in denial of certain corporate applications, such as for branches or mergers, or in restrictions on its or our activities, including additional financial activities if we elect to be treated as a financial holding company.

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

The federal banking agencies have indicated their intent to engage in an interagency rulemaking process to modernize the CRA regulatory framework.

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

In addition to federal consequences for failure to satisfy applicable safety and soundness standards, the Pennsylvania Department of Banking and Securities Code grants the PDBS the authority to impose a civil money penalty of up to $25,000 per violation against a Pennsylvania financial institution, or any of its officers, employees, directors, or trustees for: (1) violations of any law or department order; (2) engaging in any unsafe or unsound practice; or (3) breaches of a fiduciary duty in conducting the institution’s business.

Bank holding companies are also prohibited from engaging in unsound banking practices. For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it concludes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a bank holding company is forbidden from impairing its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve deems it not prudent to do so. The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries that present unsafe and unsound banking practices or that constitute violations of laws or regulations.

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

Consumer Laws and Regulations

TriState Capital Bank is subject to numerous laws and regulations intended to protect consumers in transactions with the Bank. These laws include, among others, laws regarding unfair, deceptive or abusive acts and practices, usury laws, and other federal consumer protection statutes. These federal laws include the Electronic Fund Transfer Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act of 1974, the S.A.F.E. Mortgage Licensing Act of 2008, the Truth in Lending Act and the Truth in Savings Act, among others. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those enacted under federal law. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions deal with customers when taking deposits, making loans and conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

In addition, the CFPB has broad authority to regulate and supervise retail financial services activities of banks with greater than $10 billion in total consolidated assets and various non-bank providers. The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. Because TriState Capital Bank has surpassed $10 billion in total consolidated assets for four consecutive quarters, the CFPB examines TriState Capital Bank for compliance with federal consumer protection laws and regulations. CFPB rulemaking with respect to these federal consumer protection laws also has the potential to have a significant impact on our operations.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies. Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the 12-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; and (viii) a range of civil and criminal penalties for fraud and other violations of the securities laws.

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

CTSC Securities, our broker-dealer subsidiary, is subject to regulations that cover all aspects of the securities business. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally FINRA. These self-regulatory organizations have adopted extensive regulatory requirements relating to matters such as sales practices, compensation and disclosure, and conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the SEC. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or registered employees. These administrative proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation or business of a broker-dealer. The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of creditors and stockholders of the regulated entity.

There has been substantial regulatory and legislative activity at federal and state levels regarding standards of care for financial services firms, related to both retirement and taxable accounts. In December 2020, the DOL finalized a new fiduciary regulation that becomes fully effective in February 2022. A comparable rule issued by the SEC, popularly known as Regulation BI, for best interest, took effect in June 2020. Further actions that the DOL, SEC or other applicable regulatory or legislative bodies take to alter duties to clients may impact our business activities and increase our costs.

In addition, Chartwell also may be subject to ERISA and related regulations, particularly insofar as it acts as a “fiduciary” or “investment manager” under ERISA with respect to benefit plan clients. ERISA imposes duties on persons who are fiduciaries of ERISA plan clients, and ERISA and related provisions of the Internal Revenue Code prohibit certain transactions involving the assets of ERISA plan and Individual Retirement Account (“IRA”) clients and certain transactions by the fiduciaries (and several other related parties) to such clients.

Net Capital Requirements

CTSC Securities is a non-clearing broker-dealer subsidiary with a primary business of wholesaling and marketing the proprietary investment products and services provided by Chartwell. CTSC Securities is subject to net capital rules imposed by various federal, state, and foreign authorities that mandate that it maintain certain levels of capital.

Impact of Current Laws and Regulations

The cumulative effect of these laws and regulations adds significantly to the cost of our operations and may reduce revenue opportunities, and thus has a negative impact on our profitability. There has also been a notable expansion in recent years of financial service providers that are not subject to the examination, oversight, and other rules and regulations to which we are subject. In this regard, these providers may have a competitive advantage over us and may successfully compete against traditional banking institutions, with a continuing adverse effect on the banking industry in general.

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

Available Information

All of our reports filed electronically with the SEC, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and proxy statements, as well as any amendments to those reports are accessible at no cost on our website at www.tristatecapitalbank.com under “Who We Are,” “Investor Relations,” “SEC Documents”. These filings are also accessible on the SEC’s website at www.sec.gov.

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

Risk Factor Summary

The risks and uncertainties facing our company include, but are not limited to, the following:

Risks Relating to our Business

•COVID-19 and mitigation efforts may materially and adversely affect our business, financial condition and results of operations.
•We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
•Our allowance for credit losses on loans and leases may prove to be insufficient.
•Our business may be adversely affected by competition, changes in interest rates, and market conditions.
•Our private banking business could be negatively impacted by volatility or a prolonged downturn in the securities markets.
•A real estate market downturn could result in losses and adversely affect our profitability.
•Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.
•The loss of executive team members and other key employees could adversely impact our business and reputation.
•Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
•If we fail to maintain sufficient capital, we may not be able to maintain regulatory compliance.
•Reductions to our credit ratings may increase funding costs or impair our ability to effectively compete for business.
•A transition away from LIBOR to an alternative reference interest rate could negatively affect the value of our financial assets and liabilities and present operational problems due to market disruption.
•Our ability to maintain our reputation is critical to the success of our business.
•Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.
•Derivative transactions expose us to additional credit and market risk in our banking business.
•Failure of third parties to provide key components of our business infrastructure could disrupt our operations.
•We could be subject to losses, regulatory action and reputational harm due to fraudulent and negligent acts on the part of loan applicants, our borrowers, our clients, our employees and our vendors.
•The value of our goodwill and other intangible assets may decline in the future.
•Cyber-crime and threats to data security may harm our reputation, and adversely affect our business.
•Any violation of laws regarding the privacy, information security and protection of personal information or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our operations and financial condition.
•We may have insufficient resources or face operational challenges when implementing new technology.
•We may take tax filing positions or follow tax strategies that may be subject to challenge.

Risks Relating to Our Proposed Acquisition by Raymond James

•Because the market price of Raymond James common stock fluctuates, TriState Capital shareholders cannot be certain of the market value of the merger consideration they will receive.

•The market price of Raymond James common stock after the mergers may be affected by factors different from those currently affecting the shares of our common stock or Raymond James’s common stock.
•We and Raymond James are expected to incur incremental costs related to the mergers and integration.
•The mergers and integration may be more difficult, costly or time-consuming than expected, and we and Raymond James may fail to realize the anticipated benefits of the mergers.
•The future results of the combined company may suffer if the company does not effectively manage its expanded operations.
•The combined company may be unable to retain our and Raymond James’s personnel after the completion of the mergers.
•The Merger Agreement limits our ability to pursue alternatives to the Acquisition and may discourage other companies from trying to acquire us.
•Regulatory approvals for the Acquisition may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
•Failure of the Acquisition to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Acquisition could negatively impact us.
•We will be subject to business uncertainties and contractual restrictions while the Acquisition is pending.
•Litigation against us or Raymond James, or the members of our or Raymond James’ board of directors, could prevent or delay the completion of the Acquisition.

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
•The Bank’s FDIC deposit insurance premiums and assessments my increase.
•We are subject to numerous laws designed to protect customers, including fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
•We face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•We are a holding company and we depend upon our subsidiaries for liquidity.
•Applicable laws and regulations, including capital and liquidity requirements, may restrict our ability to transfer funds from our subsidiaries to us or other subsidiaries.
•We are now subject to additional regulation because we have surpassed $10 billion in total consolidated assets.
•Our use of third-party service providers and other ongoing third-party business relationships may become subject to increasing regulatory requirements and attention.

Risks Relating to an Investment in our Common Stock and Preferred Stock

•Shares of our common stock, preferred stock and underlying depositary shares are not an insured deposit.
•An active, liquid market for our securities may not be sustained.
•Our preferred stock is thinly traded.
•The market price of our securities may be subject to substantial fluctuations, which may make it difficult for us to raise additional capital or for you to sell your shares at the volume, prices and times desired.
•The rights of holders of our common stock are generally subordinate to the rights of holders of our debt securities and preferred stock and may be subordinate to the rights of holders of any preferred stock or debt securities that we may issue in the future.
•Holders of our preferred stock and depositary shares have limited voting rights.
•We have not paid dividends on our common stock and are subject to regulatory restrictions on our ability to pay dividends.
•Our governance documents, and certain applicable federal and Pennsylvania laws, could make a takeover more difficult.
•There are substantial regulatory limitations on changes of control of bank holding companies.

General Risk Factors

•Climate change and societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
•Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.

Risks Relating to our Business

COVID-19 and the impact of actions to mitigate it could have a material adverse effect on our business, financial condition and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19, including the declaration of a national emergency; multiple cities’ and states’ declarations of states of emergency; school and business closings; limitations on social or public gatherings and other social distancing measures, such as working remotely, travel restrictions, quarantines and stay-at-home orders. Such measures have disrupted economic activity and contributed to job losses and reduced levels of consumer and business spending. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to phased opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. In response to the economic and financial effects of COVID-19, the Federal Reserve sharply reduced interest rates and instituted quantitative easing measures, which the Federal Reserve began tapering in November 2021 by reducing the pace of its asset purchases, as well as domestic and global capital market support programs. In addition, the President’s Administration, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the passage of the CARES Act. The CARES Act, among other things, provides certain measures to support individuals and businesses in maintaining solvency through monetary relief, including in the form of financing, loan forgiveness and automatic forbearance. The full impact on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

The COVID-19 pandemic has had a destabilizing effect on financial markets, key market indices, and overall economic activity. The uncertainty regarding the duration of the pandemic and the resulting economic disruption caused increased market volatility and led to an economic recession. Uncertainty regarding the impacts of a resurgence of COVID-19 infections, including new strains of the virus, as well as a significant decrease in consumer confidence and business generally furthered economic concerns. The continuation of these conditions, the impacts of the CARES Act, and other federal and state measures, specifically with respect to loan forbearances, have adversely impacted our businesses, results of operations, and the business and operations of at least some of our borrowers, customers and business partners. These impacts may be material. In particular, even as COVID-19 vaccines have become widely available, these events have had, and/or can be expected to continue to have, the following effects, among other things:

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
•result in increased compliance risk as we become subject to new regulatory and other requirements associated with any government stimulus programs in which we participated;
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
•negatively impact revenue and income; and
•impede the success of the Acquisition, such as by delaying regulatory approvals or causing additional regulatory burdens prior to completion of the merger.

Prolonged measures by health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly or other core business practices could further harm our business and those of our customers. Although we have business continuity plans and other safeguards in place, we can provide no assurance that they will continue to be effective.

The ultimate impact of these factors is highly uncertain at this time and we do not yet know the full extent of the impacts on our business, our operations or the national or global economies, nor the pace of the economic recovery when the COVID-19 pandemic subsides. The continuing impact of COVID-19 on economic conditions generally and on middle market businesses, in particular, may result in a material adverse effect to our business, financial condition and results of operations in future periods.

In addition, to the extent COVID-19 adversely affects our business, financial condition, and results of operations, and global economic conditions more generally, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this report.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.

Our business depends on our ability to successfully measure and manage credit risk and maintain disciplined and prudent underwriting standards. The business of lending is inherently risky, and includes the risk that the principal or interest on any loan will not be repaid timely or at all and that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the period of time over which loans may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual loans and borrowers. The creditworthiness of a borrower is affected by many factors, including local market conditions and general economic conditions, and many of our loans are made to middle-market businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Our risk management practices, such as monitoring the concentration of our loans within specific industries, employing analytical and forecasting models and our credit approval, review and administrative practices may not adequately reduce credit risk. Additionally, our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. As a result, we may incur loan defaults, foreclosures and additional charge-offs, and may be required to significantly increase our ACL, each of which could adversely affect our net income. In addition, the weakening of our underwriting standards for any reason, such as to seek higher yielding loans, or a lack of discipline or diligence by our employees may result in loan defaults, foreclosures, additional charge-offs, or an increase in ACL. Any of these consequences could adversely affect our net income. As a result, our inability to successfully manage credit risk and our underwriting standards could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our allowance for credit losses on loans and leases may prove to be insufficient, which could have a material adverse effect on our financial condition and results of operations.

Our experience in the banking industry indicates that some portion of our loans will not be fully repaid in a timely manner or at all. Accordingly, we maintain an ACL that represents management’s judgment of probable losses in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of past events, current conditions, and reasonable and supportable economic forecasts, including historical charge-offs and subsequent recoveries. Management also considers qualitative factors that influence our credit quality, including, but not limited to, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, and the results of internal loan reviews. The determination of the ACL is inherently subjective and requires us to make significant assumptions, which may change or be incorrect. Inaccurate assumptions, deterioration of economic conditions, new information, the identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our ACL. In addition, our regulators, as an integral part of their periodic examination, review the adequacy of our ACL and may direct us to make additions to it. Further, if actual charge-offs in future periods exceed the amounts allocated to the ACL, we may need additional provision for loan losses to restore the adequacy of our ACL. While we believe that our ACL was adequate at December 31, 2021, we can provide no assurance that it will be sufficient to cover future loan losses, especially if there is a significant deterioration in economic conditions. If we are required to materially increase our level of ACL for any reason, such increase could materially decrease our net income and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Historically, losses in our commercial credits have been higher than losses in other segments of our loan portfolio. Significant adverse changes in various industries could cause rapid declines in values and collectability resulting in inadequate collateral coverage that may expose us to credit losses. An increase in specific reserves and charge-offs related to our commercial and industrial loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects. As of December 31, 2021, we had commercial and industrial loans outstanding of $1.51 billion, or 14.1% of our loans held-for-investment, and owner-occupied commercial real estate loans outstanding of $212.6 million, or 2.0% of our loans held-for-investment.

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

Many of our customers are commercial enterprises whose business and financial condition are sensitive to changes in the general economy of the United States. Our businesses and operations are, in turn, sensitive to these same general economic conditions. If the United States experiences a deterioration or other significant volatility in economic conditions, our growth and profitability could be constrained. In addition, any future downgrade of the credit rating of the United States, failures to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the United States federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we may hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In addition, any resulting decline in the financial markets could affect the value of marketable securities that serve as collateral for our loans and the ability of our customers to repay loans. In addition, economic conditions in foreign countries, including uncertainty over the stability of the euro currency and the withdrawal of the United Kingdom from the European Union, as well as concerns regarding terrorism, war and potential hostilities with various countries, could affect the stability of global financial markets, which could negatively affect U.S. economic conditions. Any of these developments could have a material adverse effect on our business, financial condition and future prospects.

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

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. As of December 31, 2021, we had outstanding loans secured by non-owner-occupied commercial properties of $2.15 billion, or 20.0%, of our loans held-for-investment. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the secured property. These loans typically expose a lender to greater credit risk than loans secured by other types of collateral due to a number of factors, including the concentration of principal in a limited number of loans and borrowers, the difficulty of liquidating the collateral securing these loans, and the relatively larger loan balances compared to single borrowers. In addition, the amount we may realize after a default is dependent upon factors outside of our control, including, but not limited to, economic conditions, environmental cleanup liabilities, assessments, interest rates, real estate tax rates, operating expenses of the mortgaged property, occupancy rates, zoning laws, regulatory rules, and natural disasters. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with residential or consumer loan portfolios.

An unexpected deterioration in the credit quality of our non-owner-occupied commercial real estate loan portfolio or the inability of only a few of our largest borrowers to repay their loan obligations could result in us increasing our ACL, which would reduce our profitability and have a material adverse effect on our business, financial condition, and future prospects.

Our private banking business could be negatively impacted by rapid volatility or a prolonged downturn in the securities markets.

Marketable-securities-backed private banking loans represent a material portion of our business and constitute the fastest growing portion of our loan portfolio. As of December 31, 2021, we had outstanding marketable-securities-backed private banking loans of $6.82 billion, or 63.3% of our loans held-for-investment. We expect to continue to increase the percentage of our loan portfolio represented by marketable-securities-backed private banking loans in the future. A sharp or prolonged decline in the value of the collateral that secures these loans could materially adversely affect the growth prospects and loan performance in this segment of our loan portfolio and, as a result, could materially adversely affect our business, financial condition, results of operations and future prospects.

A downturn in the real estate market, especially in our primary markets, could result in losses and adversely affect our profitability.

A material portion of our loans are secured by real estate as a primary component of collateral. Real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value. A general decline in real estate values, particularly in our primary markets, could impair the value of our collateral and our ability to sell the collateral upon any foreclosure. As a result, our ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans, in turn, which would likely require us to increase our ACL.

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

We are subject to environmental liability risk associated with any real estate collateral we acquire upon foreclosure.

During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. The costs associated with investigation and remediation activities could be substantial. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage, including damages and costs resulting from environmental contamination emanating from the property. Although we have policies and procedures to perform an environmental review before initiating foreclosure, these actions may not be sufficient to detect all potential environmental hazards.

Our lending limit may restrict our growth and prevent us from effectively implementing our business strategy.

We are limited in the amount we can lend to a single borrower by the amount of our capital. Generally, under current law, TriState Capital Bank may lend up to 15.0% of the aggregate of its capital, surplus, undivided profits, capital securities, and reserve for loan losses to any one borrower. We have established an internal lending limit that is significantly lower than our legal lending limit and, based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Continued growth in our banking business requires that we follow adequate loan underwriting standards and balance loan and deposit growth while managing interest rate risk and our net interest margin, maintaining adequate capital at all times, producing investment performance results competitive with our peers and benchmarks, further diversifying our revenue sources, meeting the expectations of our clients, and hiring and retaining qualified employees.

We may not be able to sustain our historical rate of growth or continue to grow our business at all. Because of factors such as the uncertainty in the general economy and the possibility of government intervention in the credit markets, it may be difficult for us to repeat our historic earnings growth as we continue to expand. Failure to grow or failure to manage our growth effectively could have a material adverse effect on our business and future prospects, and could adversely affect the implementation our business strategy.

Our utilization of brokered deposits could adversely affect our liquidity and results of operations.

Since our inception, we have utilized both brokered and non-brokered deposits as a source of funds to support our growing loan demand and other liquidity needs. As a bank regulatory supervisory matter, reliance upon brokered deposits as a significant source of funding is discouraged because brokered deposits may not be as stable as other types of deposits and, in the future, those depositors may not renew their deposits, or we may have to pay a higher interest rate to keep those deposits or replace them with other deposits or with funds from other sources. Additionally, if TriState Capital Bank ceases to be categorized as “well capitalized” for bank regulatory purposes, it will not be able to accept, renew or roll over brokered deposits without a waiver from the FDIC. If we are unable to maintain or replace these brokered deposits as they mature, it could adversely affect our liquidity and results of operations. Further, paying higher interest rates to maintain or replace these deposits could adversely affect our net interest margin, net income and financial condition.

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

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the financing of acquisitions. In addition, we, on a consolidated basis, and TriState Capital Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity as required by regulators. Regulatory capital requirements could increase from current levels or our regulators could expect us to maintain capital levels that are in excess of such requirements, which could require us to raise additional capital or reduce our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, as well as on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain adequate levels of capital to meet regulatory requirements, we could be subject to enforcement actions or other regulatory consequences, which could have an adverse effect on our business, financial condition, results of operations and future prospects.

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

Any future decrease in our credit ratings by one or more rating agencies could impact our access to the capital markets or short-term funding or increase our financing costs, and thereby adversely affect our financial condition and liquidity. In the event of a ratings downgrade, our clients and counterparties may terminate their relationships with us, be less likely to engage in transactions with us, or only engage in transactions with us on terms that are less favorable than those currently in place. We cannot predict whether client relationships or opportunities for future relationships could be adversely affected by clients who choose to do business with a higher-rated institution. The inability to maintain our credit ratings may have a material adverse effect on our business, financial condition, results of operations or future prospects.

Changes in interest rates could negatively impact the profitability of our banking business.

Our profitability depends to a significant extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including general economic conditions and policies of various governmental and regulatory agencies including, in particular, the Federal Reserve, which has suggested that it may take steps to raise interest rates in 2022. Changes in monetary policy, including changes in interest rates, could not only influence the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore our net income, could be adversely affected.

Our loans are predominantly variable rate loans, with the majority still being based on the London Interbank Offered Rate (“LIBOR”). A decline in interest rates could cause the spread between our loan yields and our deposit rates paid to compress our net interest margin, which would adversely affect our net interest income. Further, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and future prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the market value of our investment securities and the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate increases to our ACL. Each of these factors could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

The intention of the United Kingdom’s FCA to cease support of LIBOR by June 30, 2023, could negatively affect the fair value of our financial assets and liabilities, results of operations and net worth, and transition to an alternative reference interest rate could present operational problems and result in market disruption.

Although the publication of most LIBOR rates will cease on June 30, 2023 (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, which ceased on December 31, 2021), U.S. banking regulators expected banks, subject to certain exceptions, to cease originating new products using LIBOR by December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate. We cannot predict exactly when the capital and debt markets will cease to use LIBOR as a benchmark, whether the Secured Overnight Financing Rate (“SOFR”) will become the market benchmark in its place, or what impact such a transition may have on our business, results of operations and financial condition.

The selection of SOFR as the alternative reference rate for these products currently presents certain market concerns because SOFR, unlike LIBOR, does not have an inherent term structure. A methodology has been developed to calculate SOFR-based term rates, and the Federal Reserve Bank of New York has published such rates daily since early 2020. However, the methodology has not been tested for an extended period of time, which may limit market acceptance of the use of SOFR. In addition, SOFR may not be a suitable alternative to LIBOR for all of our financial products, and it is uncertain what other rates or indices might be appropriate for that purpose. The replacement of LIBOR also may result in economic mismatches between different categories of instruments that now consistently rely on the LIBOR benchmark.

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

The transition has changed, and will continue to change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. We have organized an internal initiative to identify operational and contractual best practices, assess risks, manage the transition from LIBOR, facilitate communication with customers, and monitor the impacts of the transition.

Our investment management business may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance.

We derive a material portion of our earnings from Chartwell, our investment management business. Chartwell may be negatively impacted by competition, changes in economic and market conditions, changes in interest rates and investment performance. The investment management business is intensely competitive. There are over 1,000 firms which we consider to be primary competitors of Chartwell. In addition to competition from other institutional investment management firms, Chartwell competes with passive index funds, ETFs and investment alternatives such as hedge funds. Many competitors offer similar products to those offered by Chartwell and the performance of competitors’ products could lead to a loss of investment in similar Chartwell products, regardless of the performance of such products.

Our investment management contracts are typically terminable in nature and our ability to successfully attract and retain investment management clients will depend on, among other things, our ability to compete with our competitors’ investment products, our investment performance, fees, client services, and marketing and distribution capabilities. Most of our clients may withdraw funds from under our management at their discretion at any time for any reason, including as a result of competition or poor performance of our products. If we cannot effectively attract and retain customers, our business, financial condition, results of operations and future prospects may be adversely affected.

Additionally, it is possible our management fees could be reduced for a variety of reasons, including, among other things, pressure resulting from competition or regulatory changes, and we may from time to time reduce or waive investment management fees, or limit total expenses, on certain products or services offered for particular time periods in order to manage fund expenses, to help retain or increase managed assets or for other reasons. If our revenues decline without a commensurate reduction in our expenses, our net income from our investment management business would be reduced, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We face significant competitive pressures that could impair our growth, decrease our profitability, or reduce our market share.

We operate in the highly competitive financial services industry and face significant competition for customers from bank and non-bank competitors, particularly regional and nationwide institutions, in originating loans, attracting deposits, providing financial management products and services, and providing other financial services. Our competitors are generally larger and may have significantly more resources, greater name recognition, and more extensive and established branch networks or geographic footprints. Because of their scale, many of these competitors can be more aggressive than we can be on loan, deposit and financial services pricing. In addition, many of our non-bank and non-institutional financial management competitors have fewer regulatory constraints and may have lower cost structures. We expect competition to continue to intensify due to financial institution consolidation, legislative, regulatory and technological changes, and the emergence of alternative banking sources and investment management products and services. Additionally, technology has lowered barriers to entry.

Our ability to compete successfully will depend on a number of factors, including our ability to build and maintain long-term customer relationships while ensuring high ethical standards and safe and sound business practices, the scope, relevance, performance and pricing of products and services that we offer, customer satisfaction with our products and services, industry and general economic trends, and our ability to keep pace with technological advances and to invest in new technology. Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans or the fees we charge on banking or investment management products and services, all of which could reduce our profitability. Our failure to compete effectively in our primary markets could cause us to lose market share and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that have a possibility of producing results that could be materially different than originally reported.

By engaging in derivative transactions, we are exposed to additional credit and market risk in our banking business.

We use interest rate swaps to help manage interest rate risk in our banking business with respect to recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in customer related derivatives. We use other derivative financial instruments to help manage other economic risks, such as liquidity and credit risk and risk arising from differences in the amount, timing, and duration of our known or expected cash receipts, which are principally related to certain of our fixed-rate loan assets or certain of our variable-rate borrowings. We also have derivatives that result from a service we provide to certain qualifying customers approved through our credit process.

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

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial services companies.  The financial services industry is highly interrelated as a result of trading, clearing, servicing, custody arrangements, counterparty relationships, and other relationships.  We have exposure to different industries and counterparties, including through transactions with counterparties and intermediaries in the financial services industry such as brokers and dealers, commercial banks, insurance companies, investment banks, mutual and hedge funds, and other institutional clients.  In addition, we participate in loans originated by other financial institutions (including shared national credits) and our private banking channel relies on relationships with other financial services companies for referrals.  As a result, declines in the financial condition of, defaults of, or even rumors or questions about, one or more financial service companies or the financial services industry generally, may lead to market-wide liquidity, asset quality or other problems and could lead to losses or defaults by us or by other institutions.  In addition, problems that arise in our relationships with financial services companies may result in a slow-down or cessation in referrals that we receive from these financial services companies.  These problems, losses or defaults could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on third parties to provide key components of our business infrastructure, including to monitor the value of and control marketable securities that collateralize our loans, and a failure of any of these parties to perform for any reason could disrupt our operations.

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

The failure of these systems or the termination of a third-party software license or service agreement on which any of these systems is based could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions or impaired performance of our systems and technology due to malfunctions, programming inaccuracies or other circumstances or events. Replacing vendors or addressing other issues with our third-party service providers could entail significant delay and expense. If we are unable to efficiently replace ineffective service providers, or if we experience a significant, sustained or repeated system failure or service denial, it could compromise our ability to effectively operate, assess and react to a risk in our loan portfolio, damage our reputation, result in a loss of customer business or financial damages from customer businesses, and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

From time to time, we may develop, grow or acquire new lines of business or offer new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing, implementing, and marketing new lines of business or new or enhanced products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new or enhanced product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, financial condition, results of operations and future prospects.

The value of our goodwill and other intangible assets may decline in the future.

In our prior asset management acquisitions, we have generally recognized intangible assets, including customer relationship intangible assets and goodwill, in our consolidated statements of financial condition, but we may not realize the value of these assets. Management performs an annual review of the carrying values of goodwill and indefinite-lived intangible assets and periodically reviews the carrying values of all other intangible assets to determine whether events and circumstances indicate that an impairment in value may have occurred. Although we have determined that goodwill and other intangible assets were not impaired during 2021, a significant and sustained decline in assets under management in our investment management business, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates, or other factors could result in impairment of goodwill or other intangible assets. Should a review indicate impairment, a write-down of the carrying value of the asset would occur, resulting in a non-cash charge which could result in a material charge to earnings and would adversely affect our results of operations.

Unauthorized access, cyber-crime, and other threats to data security may require significant resources, harm our reputation, and adversely affect our business.

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

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information, in various information systems that we maintain and in those maintained by third-party service providers. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). Various state and federal banking regulators and other law enforcement bodies have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach. For example, a final rule that the federal banking agencies issued in November 2021, for which the compliance date is May 1, 2022, requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. Ensuring that our collection, use, transfer and storage of personal information comply with all applicable laws and regulations may increase our costs. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us. If personal, confidential or proprietary information of our customers or others were to be mishandled or misused, we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition, results of operations, and future prospects.

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

The amount of income taxes that we are required to pay on our earnings is based on federal and state legislation and regulations. We provide for current and deferred taxes in our financial statements based on our results of operations, business activity, legal structure, and interpretation of tax statutes. We may take filing positions or follow tax strategies that are subject to audit and may be subject to challenge. Our net income may be reduced if a federal, state or local authority assesses charges for taxes that have not been provided for in our consolidated financial statements. Taxing authorities could change applicable tax laws, challenge filing positions or assess taxes and interest charges. If taxing authorities take any of these actions, our business, financial condition, results of operations and future prospects could be adversely affected, perhaps materially.

Risks Relating to Our Proposed Acquisition by Raymond James

Because the market price of Raymond James common stock fluctuates, TriState Capital shareholders cannot be certain of the market value of the merger consideration they will receive.

Under our pending Acquisition by Raymond James, each share of our common stock that is issued and outstanding immediately prior to the effective time of the merger, with certain limited additions and exceptions, will be converted into the right to receive (A) $6.00 in cash and (B) 0.25 shares of Raymond James common stock. The exchange ratio for the stock consideration is fixed and will not be adjusted for changes in the market price of either Raymond James common stock or our common stock. Changes in the price of Raymond James common stock between now and the time of the Acquisition will affect the value that holders of our common stock will receive in the merger. Neither we nor Raymond James are permitted to terminate the Merger Agreement as a result of, in and of itself, any increase or decrease in the market price of our common stock or Raymond James’ common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our and Raymond James’s businesses, operations and prospects, volatility in the prices of securities in global financial markets, including market prices of our common stock, Raymond James’s common stock and other banking companies, the effects of the COVID-19 pandemic and regulatory considerations and tax laws, many of which are beyond our and Raymond James’s control. Therefore, at the time of the special meeting, holders of our common stock will not know the market value of the consideration that they will receive at the effective time of the Acquisition. You should obtain current market quotations for shares of Raymond James common stock (NYSE: RJF) and shares of TriState Capital common stock (Nasdaq: TSC).

The market price of Raymond James common stock after the Acquisition may be affected by factors different from those currently affecting the shares of our common stock or Raymond James’s common stock.

Upon consummation of the Acquisition, holders of our common stock will become holders of Raymond James common stock. Raymond James’s business differs from ours and certain adjustments may be made to Raymond James’s and our business as a result of the Acquisition. Accordingly, the results of operations of the combined company and the market price of Raymond James common stock after the completion of the Acquisition may be affected by factors different from those currently affecting the independent results of operations of each of Raymond James and TriState Capital.

We and Raymond James are expected to incur incremental costs related to the Acquisition and integration.

We and Raymond James have incurred and expect to incur a number of incremental costs associated with the Acquisition, including legal, financial advisory, accounting, consulting and other advisory fees, employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by us or Raymond James regardless of whether or not the Acquisition is completed.

In addition, the combined company will incur integration costs following the completion of the Acquisition and may also incur additional costs to maintain employee morale and to retain key employees. Integration costs may result in the combined company taking charges against earnings following the completion of the Acquisition, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits related to the integration of the businesses will be realized to offset these transaction and integration costs over time.

The Acquisition and integration may be more difficult, costly or time-consuming than expected, and we and Raymond James may fail to realize the anticipated benefits of the Acquisition.

The success of the Acquisition will depend, in part, on the ability to realize the anticipated synergies from combining our and Raymond James’s businesses. The anticipated benefits of the Acquisition may not be realized fully or at all or may take longer to realize than expected, and could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the Acquisition, which may adversely affect the value of the common stock of the combined company following the completion of the Acquisition.

We and Raymond James have operated and, until the completion of the Acquisition, must continue to and, after completion of the Acquisition, will continue to in some respects operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the Acquisition. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each company during this transition period and on the combined company for an undetermined period after completion of the Acquisition.

The future results of the combined company following the Acquisition may suffer if the combined company does not effectively manage its expanded operations.

Following the Acquisition, the size of the business of the combined company will increase beyond the current size of either our or Raymond James’s current business. The combined company’s future results will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the increased size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected benefits currently anticipated from the Acquisition.

The combined company may be unable to retain our and Raymond James’s personnel after the completion of the Acquisition.

The success of the Acquisition will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by us and Raymond James. It is possible that these employees may decide not to remain with us or Raymond James, as applicable, while the Acquisition is pending or with the combined company after the Acquisition is consummated. If the combined company is unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the combined company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Acquisition, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The combined company also may not be able to locate or retain suitable replacements for any of our key employees who leave the combined company.

The shares of Raymond James common stock to be received by our shareholders as a result of the Acquisition will have different rights from the shares of our common stock.

Upon consummation of the Acquisition, holders of our common stock will become holders of Raymond James common stock and their rights as holders of Raymond James common stock will be governed by Florida law and the governing documents of Raymond James following the Acquisition. The rights associated with Raymond James common stock are different from the rights associated with our common stock.

We will be subject to business uncertainties and contractual restrictions while the Acquisition is pending.

Uncertainty about the effects of the Acquisition on employees, customers (including depositors and borrowers), counterparties, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and customers pending the consummation of the Acquisition, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the Acquisition. Additionally, these uncertainties could cause our customers, counterparties, suppliers, vendors and others with whom we deal to seek to change, or fail to extend, existing business relationships with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Acquisition.

In addition, the Merger Agreement restricts us from taking certain actions without Raymond James’ consent while the Acquisition is pending. In particular, we have agreed to operate our business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect our ability to consummate the transactions contemplated by the Merger Agreement. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Acquisition. If the Acquisition is not completed, these restrictions could have a material adverse effect on our business, financial condition and results of operations.

The Merger Agreement limits our ability to pursue alternatives to the Acquisition and may discourage other companies from trying to acquire us.

The Merger Agreement contains “no shop” covenants that restrict our ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate inquiries or proposals with respect to or, subject to certain exceptions generally related to the exercise of fiduciary duties by our board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. These provisions, which include an approximately $42 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition.

Litigation against us or Raymond James, or the members of our or Raymond James’ board of directors, could prevent or delay the completion of the Acquisition.

The results of any potential legal claims that may be asserted by purported stockholder plaintiffs related to the Acquisition are difficult to predict and could delay or prevent the Acquisition from being completed in a timely manner. Moreover, any litigation could be time-consuming and expensive for the parties and could divert our and Raymond James’ management’s attention away from their regular business. Any lawsuit adversely resolved against us, Raymond James or members of our or Raymond James’ board of directors could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the Acquisition is the absence of any order, injunction, law, regulation or other legal restraint preventing, prohibiting or making illegal the completion of the Acquisition or any other transactions contemplated by the Merger Agreement. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the Acquisition illegal or otherwise prohibiting consummation of the Acquisition, then such injunctive or other relief may prevent the Acquisition from becoming effective in a timely manner.

Regulatory approvals for the Acquisition may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the PDBS, and other regulatory authorities in the United States. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the CRA and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These approvals could be delayed or not obtained at all, including due to either party’s regulatory standing or any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions or that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Acquisition or otherwise reduce the anticipated benefits of the Acquisition if the Acquisition is consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Acquisition or termination of the Merger Agreement. Additionally, the completion of the Acquisition is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement. Conditions that the regulatory authorities may impose in connection with the Acquisition could have the effect of delaying completion of the Acquisition or of imposing additional costs or limitations on the combined company following the Acquisition. Such conditions may constitute a burdensome condition that may allow Raymond James to terminate the Merger Agreement on or after June 30, 2022.

Failure to complete the Acquisition or a significant delay in the consummation of the Acquisition could negatively impact us.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Acquisition, including approval of the Acquisition by our shareholders. These conditions to the consummation of the Acquisition may not be fulfilled and, accordingly, the Acquisition may not be completed or may be significantly delayed. In addition, if the Acquisition is not completed by October 20, 2022, either we or Raymond James can choose to terminate the Merger Agreement. Furthermore, the consummation of the Acquisition may be significantly delayed due to various factors, including potential litigation related to the Acquisition.

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

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement and, under certain circumstances, we may be required to pay a termination fee of approximately $42 million to Raymond James. If the Acquisition is not completed or is significantly delayed, we would have to recognize these expenses without realizing the expected benefits of the Acquisition. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Acquisition, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on our ability to make significant changes to our ongoing business during the pendency of the Acquisition, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Acquisition, without realizing any of the anticipated benefits of completing the Acquisition, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Acquisition will be completed. If the Merger Agreement is terminated and a party’s board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Acquisition.

The Merger Agreement may be terminated in accordance with its terms and the Acquisition may not be completed.

The Merger Agreement is subject to a number of conditions, which must be fulfilled in order to complete the Acquisition. Those conditions include: (i) approval of the Merger Agreement by our shareholders; (ii) the shares of Raymond James common stock that shall be issuable pursuant to the Merger Agreement shall have been authorized for listing on the NYSE, subject to official notice of issuance; (iii) the shares of Raymond James preferred stock that shall be issuable pursuant to the Merger Agreement shall have been authorized for listing on the NYSE, subject to official notice of issuance (this condition will be satisfied upon the authorization for listing of the Raymond James depositary shares); (iv) all regulatory approvals necessary to permit the parties to effect the Acquisition and the other transactions contemplated by the Merger Agreement shall have been obtained and shall remain in full force and effect and all statutory waiting periods in respect thereof shall have expired or been terminated; (v) no such regulatory approval nor the consummation of the Acquisition and the other transactions contemplated by the Merger Agreement shall have resulted in, or is reasonably likely to result in, a burdensome regulatory condition, or if a burdensome regulatory condition was imposed or existed, it is no longer existing or applicable; (vi) the Registration Statement on Form S-4 filed with the SEC by Raymond James in connection with the transactions contemplated by the Merger Agreement shall have become effective and no stop order suspending the effectiveness of such registration statement shall have been issued and no proceedings for such purpose shall have been initiated or threatened by the SEC and not withdrawn; and (vii) the absence of any order, injunction, law, regulation or other legal restraint preventing, prohibiting or making illegal the completion of the Acquisition or any other transactions contemplated by the Merger Agreement. Each party’s obligation to complete the Acquisition is also subject to the following additional conditions: (A) the accuracy of the representations and warranties of the other party, subject to specified materiality standards; (B) performance in all material respects by the other party of its obligations under the Merger Agreement and receipt of a certificate of specified officers of the other party to such effect; and (C) receipt by such party of an opinion from its specified counsel to the effect that the Acquisition will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the Acquisition may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite shareholder approvals, or we or Raymond James may elect to terminate the Merger Agreement in certain other circumstances.

Risks Relating to Regulations

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, could subject us to regulatory action or penalties.

Banking is highly regulated under federal and state law. We are subject to extensive regulation and supervision that governs almost all aspects of our operations. As a registered bank holding company, we are subject to supervision, regulation and examination by the Federal Reserve. As a commercial bank chartered under the laws of Pennsylvania with $10 billion or more assets, TriState Capital Bank is subject to supervision, regulation and examination by the PDBS and the FDIC, and by the CFPB with respect to consumer financial laws. Our investment management business is subject to extensive regulation in the United States. Chartwell and Chartwell TSC are subject to federal securities laws, principally the Securities Act of 1933, the Investment Company Act of 1940, the Investment Advisers Act of 1940, and other regulations promulgated by various regulatory authorities, including the SEC, the Financial Industry Regulatory Authority, Inc., stock exchanges, and applicable state laws. Our investment management business also may be subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Our investment management business also is affected by various regulations governing banks and other financial institutions. Failure to appropriately comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, civil monetary penalties or damage to our reputation, all of which could adversely affect our business, financial condition, results of operations and future prospects.

The banking agencies have broad enforcement power over bank holding companies and banks, including with respect to unsafe or unsound practices or violations of law. See “Federal and state bank regulators periodically conduct examinations of our business and we may be required to remediate adverse examination findings or be subject to enforcement actions.”

In addition to the safety and soundness focus, there are significant banking regulations relating to other aspects of our business, including consumer protection and community development. With respect to our community development obligations under the CRA, we have an approved CRA strategic plan for the years 2021 through 2023. While we currently believe we will succeed in obtaining approval from the FDIC for our CRA strategic plan commencing in 2024, we cannot guarantee that we will obtain such an approval, in which case we would be subject to the CRA for traditional large banks, which could have material adverse effects on our business, results of operations, financial condition and future prospects. For additional information, see “Supervision and Regulation—Community Reinvestment Act.”

Compliance with the myriad laws and regulations applicable to our organization can be difficult and costly. In addition, these laws, regulations and policies are subject to continual review by governmental authorities, and changes to these laws, regulations and policies, including changes in interpretation or implementation of these laws, regulations and policies, could affect us in substantial and unpredictable ways and impose additional compliance costs. Further, any new laws, regulations or policies could make compliance more difficult or expensive. Failure to comply with these laws, regulations and policies, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, which could have an adverse impact on our business, financial condition, results of operations and future prospects.

Federal and state bank regulators periodically conduct examinations of our business and we may be required to remediate adverse examination findings or be subject to enforcement actions.

The Federal Reserve, the FDIC, the PDBS, and the CFPB periodically conduct examinations of our business, including our compliance with laws and regulations. If, as a result of an examination, a bank regulatory agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we or TriState Capital Bank were in violation of any law or regulation, it may take a number of different remedial actions. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, TriState Capital Bank or our respective officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate TriState Capital Bank’s charter or deposit insurance and place the Bank into receivership or conservatorship. Any regulatory action against us could have a material adverse effect on our business.

The Bank’s FDIC deposit insurance premiums and assessments may increase.

The deposits of TriState Capital Bank are insured by the FDIC up to legal limits and, accordingly, subject the Bank to the payment of FDIC deposit insurance assessments. The FDIC uses a risk-based assessment system that imposes insurance premiums as determined by multiplying an insured bank’s assessment base by its assessment rate. A bank’s deposit insurance assessment base is generally equal to its total assets minus its average tangible equity during the assessment period. The Bank’s regular assessments are determined within a range of base assessment rates based in part on the Bank’s CAMELS composite rating, taking into account other factors and adjustments. The CAMELS rating system is a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk. Moreover, the FDIC has the unilateral authority to change deposit insurance assessment rates and the manner in which deposit insurance is calculated, and also to charge special assessments to FDIC-insured institutions. Since the outbreak of the COVID-19 pandemic, the amount of total estimated insured deposits has grown very rapidly while the funds in the FDIC’s DIF have grown at a normal rate, causing the DIF reserve ratio to fall below the statutory minimum of 1.35%. The FDIC adopted a restoration plan on September 15, 2020, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant financial institution failures. Additionally, the Bank has exceeded $10 billion in total assets for four consecutive quarters and has become subject to the FDIC’s large bank pricing methodology, which may result in the Bank paying different, and potentially higher, deposit assessment rates.

We are subject to numerous laws designed to protect consumers, including fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The CFPB, the Department of Justice and other federal and state banking agencies are responsible for enforcing these laws and regulations, and, because we have surpassed $10 billion in total consolidated assets for four consecutive quarters, the CFPB examines the Bank for compliance with federal consumer protection laws and regulations. The CFPB also promulgates regulations with respect to these federal consumer protection laws and, accordingly, CFPB rule-making has the potential to have a significant impact on our operations. See “We are now subject to additional regulation because we have surpassed $10 billion in total consolidated assets.”

A successful regulatory challenge to an institution’s performance under fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on merger and acquisition activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We face a risk of noncompliance with and enforcement action under the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other federal and state laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports when appropriate. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the U.S. Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and may engage in coordinated enforcement efforts with state and federal banking regulators, as well as the Department of Justice, the CFPB, the Drug Enforcement Administration, the Office of Foreign Assets Control (“OFAC”), and the Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States. To comply with regulations, guidelines and examination procedures in these areas, we have dedicated significant resources to our anti-money laundering program and OFAC compliance. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, and an inability to obtain regulatory approvals for any acquisitions we desire to make. We could also incur increased costs and expenses to improve our anti-money laundering procedures and systems to comply with any regulatory requirements or actions. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We are now subject to additional regulation because we have surpassed $10 billion in total consolidated assets.

As of December 31, 2021, we have exceeded $10 billion in total consolidated assets for four consecutive quarters. Federal law imposes heightened requirements on bank holding companies and depository institutions that exceed $10 billion in total consolidated assets. The Bank has become subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. Additionally, other regulatory requirements apply to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets, including the restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets. These and other additional regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our use of third-party service providers and other ongoing third-party business relationships may become subject to increasing regulatory requirements and attention.

We regularly use third-party service providers and subcontractors as part of our business. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the Federal Reserve, FDIC, and CFPB. Under regulatory guidance, we are required to apply stringent due diligence, conduct ongoing monitoring and maintain effective control over third-party service providers and subcontractors and other ongoing third-party business relationships. These regulatory expectations may change, and potentially become more rigorous in certain ways, due to an interagency effort to replace existing guidance on the risk management of third-party relationships with new guidance. We expect that the regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. Any such supervisory criticism or regulatory enforcement action could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our board of directors has the authority to issue debt securities as well as an aggregate of up to 150,000 shares of preferred stock on the terms it determines without shareholder approval. In 2018, we issued 40,250 shares of Series A Preferred Stock in the form of 1.6 million depositary shares, each representing a 1/40th interest in a share of Series A Preferred Stock. In 2019, we issued 80,500 shares of Series B Preferred Stock in the form of 3.2 million depositary shares, each representing ownership of a 1/40th interest in a share of Series B Preferred Stock. In 2020, we issued 650 shares of Series C perpetual non-cumulative convertible non-voting preferred stock, no par value (“Series C Preferred Stock”). Any debt or shares of preferred stock that we may issue in the future will be senior to our common stock. Because our decision to issue debt or equity securities or incur other borrowings in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the market price of our common stock.

Holders of our preferred stock and depositary shares have limited voting rights.
Holders of the Series A Preferred Stock and Series B Preferred Stock (and, accordingly, holders of the depositary shares underlying such stock), as well as holders of the Series C Preferred Stock, will have no voting rights with respect to matters that generally require the approval of our voting common shareholders. Holders of preferred stock have voting rights that are generally limited to, with respect to the series of preferred stock held, (i) authorizing, creating or issuing any capital stock ranking senior to such preferred stock as to dividends or the distribution of assets upon liquidation and (ii) amending, altering or repealing any provision of our Articles of Incorporation, so as to adversely affect the powers, preferences or special rights of such series of preferred stock; and with respect to the Series C Preferred Stock, holders have the right to vote on any voluntary liquidation, dissolution, or winding up of the Company.

We have not paid dividends on our common stock and are subject to regulatory restrictions on our ability to pay dividends.

We have not paid any dividends on our common stock since inception and have instead utilized our earnings to finance the growth and development of our business. In addition, if we decide to pay dividends on our common stock in the future (and we have not made such a decision), we are subject to certain restrictions as a result of banking laws, regulations and policies. Moreover, because

TriState Capital Bank is our most significant asset, our ability to pay dividends to our shareholders depends in large part on our receipt of dividends from the Bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. Finally, so long as any shares of our Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock remain outstanding, unless we have paid in full (or declared and set aside funds sufficient for) applicable dividends on the preferred stock, we may not declare or pay any dividend on our common stock, other than a dividend payable solely in shares of common stock or in connection with a shareholder rights plan.

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

General Risk Factors

Climate change and societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws, regulations and supervisory guidance as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon-intensive activities. We could face reduced demand for our products and services and reductions in creditworthiness on the part of some of our customers or in the value of assets securing loans in response to efforts to mitigate climate change. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Severe weather, natural disasters, acts of war or terrorism or other external events could significantly impact our business.

Severe weather, natural disasters, widespread disease or new pandemics, acts of war or terrorism or other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. The occurrence of any of these events in the future could have a material adverse effect on our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office consists of leased office space located at One Oxford Centre, Suite 2700, 301 Grant Street, Pittsburgh, Pennsylvania. We also lease office space for each of our four representative bank offices in the metropolitan areas of Philadelphia, Pennsylvania; Cleveland, Ohio; Edison, New Jersey; and New York, New York; and we lease office space for Chartwell Investment Partners, LLC in Berwyn, Pennsylvania. The leases for our facilities have terms expiring at dates ranging from 2022 and 2036, although certain of the leases contain options to extend beyond these dates. We believe that our current facilities are adequate for our current level of operations. During quarter ended September 30, 2021, we entered into a lease agreement for additional office space in Pittsburgh. This lease is expected to commence in mid-2022 when we begin to occupy the property.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the year ended December 31, 2021, the Company was not a party to any legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels, except as set forth below:

Following the public announcement of the Merger Agreement among the Company, Raymond James, Macaroon One LLC (“Merger Sub 1”) and Macaroon 2 LLC (“Merger Sub 2”), six lawsuits have been filed in connection with the disclosures associated with the Acquisition. On January 5, 2022, a purported Company stockholder filed a lawsuit against the Company and members of the Company’s board of directors in the United States District Court for the Southern District of New York, captioned Stein v. TriState Capital Holdings, Inc. et al., No. 1:22-cv-00077 (the “Stein Complaint”). On January 7, 2022, a purported Company stockholder filed a lawsuit against the Company, members of the Company’s board of directors, Raymond James, Merger Sub 1 and Merger Sub 2 in the United States District Court for the Southern District of New York captioned Ciccotelli v. TriState Capital Holdings, Inc. et al., No. 1:22-cv- 00164 (the “Ciccotelli Complaint”). On February 1, 2022, a purported Company stockholder filed a lawsuit against the Company and members of the Company’s board of directors in the United States District Court for the District of New Jersey captioned Bushansky v. TriState Capital Holdings, Inc. et al., No. 2:22-cv-00509 (the “Bushansky Complaint”). On February 9, 2022, a purported Company stockholder filed a lawsuit against the Company and members of the Company’s board of directors in the United States District Court for the District of New Jersey captioned Wolfson v. TriState Capital Holdings, Inc. et al., No. 2:22-cv-00705 (the “Wolfson Complaint”). On February 11, 2022, a purported Company stockholder filed a lawsuit against the Company and members of the Company’s board of directors in the United States District Court for the Eastern District of Pennsylvania captioned Justice v. TriState Capital Holdings, Inc. et al., No. 2:22-cv-00562 (the “Justice Complaint”). On February 14, 2022, a purported Company stockholder filed a lawsuit against the Company and members of the Company’s board of directors in the United States District Court for the District of New Jersey captioned Rubin v. TriState Capital Holdings, Inc., No. 2:22-cv-00780 (the “Rubin Complaint” and, collectively with the Stein Complaint, the Ciccotelli Complaint, the Bushansky Complaint, the Wolfson Complaint and the Justice Complaint, the “Complaints”). The Complaints contain allegations contending, among other things, that the proxy statement/prospectus contained within the Registration Statement on Form S-4 filed in connection with the proposed Acquisition failed to disclose certain allegedly material information in violation of the federal securities laws. The Complaints seek injunctive relief enjoining the Acquisition, attorneys’ and experts’ fees, and other remedies.

The outcome of the Complaints and any additional litigation related to the Acquisition that is filed in the future is uncertain. If any case is not resolved, the lawsuit(s) could prevent or delay completion of the Acquisition and result in substantial costs to Raymond James and the Company, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the Acquisition is the absence of any order, injunction, law, regulation or other legal restraints preventing, prohibiting or making illegal the completion of the Acquisition or any other transactions contemplated by the Merger Agreement. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the Acquisition on the agreed-upon terms, then such injunction may prevent the Acquisition from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Acquisition is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “TSC.” On January 20, 2022, there were approximately 175 holders of record of our common stock, listed with our registered agent.

No cash dividends have ever been paid by us on our common stock. Our principal source of funds to pay cash dividends on our common stock would be cash dividends from our Bank and Chartwell subsidiaries. The payment of dividends by our bank is subject to certain restrictions imposed by federal and state banking laws, regulations and authorities.

Stock Performance Graph

The following graph sets forth the cumulative total stockholder return for the Company’s common stock for the five-year period ending December 31, 2021, compared to an overall stock market index (Russell 2000 Index) and the Company’s peer group index (Nasdaq Bank Index). The Russell 2000 Index and Nasdaq Bank Index are based on total returns assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2016. The performance graph represents past performance and should not be considered to be an indication of future performance.

Total Return Performance
Index Value
260
240
220
200
180
160
140
120
100
80
60
2016
2017
2018
2019
2020
2021
TriState Capital Holdings, Inc.
Russell 2000 Index
NASDAQ Bank Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended December 31, 2021:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 - October 31, 2021	—	$—	—	$7,273,785
November 1, 2021 - November 30, 2021	284	30.05	—	7,273,785
December 1, 2021 - December 31, 2021	2,381	29.86	—	7,273,785
Total	2,665	$29.88	—	$7,273,785
(1)The 2,665 shares of treasury stock in the table above were acquired during the periods mentioned in connection with the exercise, net settlement, cancellation, or vesting of equity awards. These shares were not part of a publicly announced plan or program.
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

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2021, 2020 and 2019, and the selected balance sheet data as of December 31, 2021 and 2020, from our audited consolidated financial statements included elsewhere in this Form 10-K. We have derived the selected statements of income data for the years ended December 31, 2018 and 2017, and the selected balance sheet data as of December 31, 2019, 2018 and 2017, from our audited consolidated financial statements not included in this Form 10-K. The performance, asset quality and capital ratios are unaudited and derived from the audited financial statements as of and for the years presented. Average balances have been computed using daily averages. Our historical results may not be indicative of our results for any future period.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Period-end balance sheet data:
Cash and cash equivalents	$452,016	$435,442	$403,855	$189,985	$156,153
Total investment securities, net	1,405,678	842,545	469,150	466,759	220,552
Loans and leases held-for-investment	10,763,324	8,237,418	6,577,559	5,132,873	4,184,244
Allowance for credit losses on loans and leases	(28,563)	(34,630)	(14,108)	(13,208)	(14,417)
Loans and leases held-for-investment, net	10,734,761	8,202,788	6,563,451	5,119,665	4,169,827
Goodwill and other intangibles, net	62,000	63,911	65,854	67,863	65,358
Other assets	350,397	352,130	263,500	191,383	166,007
Total assets	$13,004,852	$9,896,816	$7,765,810	$6,035,655	$4,777,897

Deposits	$11,504,389	$8,489,089	$6,634,613	$5,050,461	$3,987,611
Borrowings, net	470,163	400,493	355,000	404,166	335,913
Other liabilities	193,578	250,089	154,916	101,674	65,302
Total liabilities	12,168,130	9,139,671	7,144,529	5,556,301	4,388,826
Preferred stock	181,544	177,143	116,079	38,468	—
Common shareholders' equity	655,178	580,002	505,202	440,886	389,071
Total shareholders' equity	836,722	757,145	621,281	479,354	389,071
Total liabilities and shareholders' equity	$13,004,852	$9,896,816	$7,765,810	$6,035,655	$4,777,897

Income statement data:
Interest income	$231,297	$217,095	$262,447	$199,786	$134,295
Interest expense	51,938	79,151	135,390	86,382	42,942
Net interest income	179,359	137,944	127,057	113,404	91,353
Provision (credit) for credit losses	808	19,400	(968)	(205)	(623)
Net interest income after provision for credit losses	178,551	118,544	128,025	113,609	91,976
Non-interest income:
Investment management fees	37,454	32,035	36,442	37,647	37,100
Net gain (loss) on the sale and call of debt securities	242	3,948	416	(70)	310
Other non-interest income	20,950	21,222	15,924	10,340	9,556
Total non-interest income	58,646	57,205	52,782	47,917	46,966
Non-interest expense:
Intangible amortization expense	1,911	1,944	2,009	1,968	1,851
Change in fair value of acquisition earn out	—	—	—	(218)	—
Other non-interest expense	144,583	121,159	110,140	99,407	89,621
Non-interest expense	146,494	123,103	112,149	101,157	91,472
Income before tax	90,703	52,646	68,658	60,369	47,470
Income tax expense	12,643	7,412	8,465	5,945	9,482
Net income	$78,060	$45,234	$60,193	$54,424	$37,988
Preferred stock dividends	12,348	7,873	5,753	2,120	—
Net income available to common shareholders	$65,712	$37,361	$54,440	$52,304	$37,988

	As of and for the Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Per share and share data:
Earnings per common share:
Basic	$1.77	$1.32	$1.95	$1.90	$1.38
Diluted	$1.71	$1.30	$1.89	$1.81	$1.32
Book value per common share	$19.70	$17.78	$17.21	$15.27	$13.61
Tangible book value per common share (1)	$17.83	$15.82	$14.97	$12.92	$11.32
Common shares outstanding, at end of period	33,263,498	32,620,150	29,355,986	28,878,674	28,591,101
Weighted average common shares outstanding:
Basic	31,315,235	28,267,512	27,864,933	27,583,519	27,550,833
Diluted	32,459,948	28,738,468	28,833,335	28,833,396	28,711,322

Performance ratios:
Return on average assets	0.69%	0.50%	0.89%	1.04%	0.89%
Return on average common equity	10.64%	7.15%	11.47%	12.57%	10.30%
Net interest margin (2)	1.64%	1.58%	1.97%	2.26%	2.25%
Total revenue (1)	$237,763	$191,201	$179,423	$161,391	$138,009
Pre-tax, pre-provision net revenue (1)	$91,269	$68,098	$67,274	$60,234	$46,537
Bank efficiency ratio (1)	52.03%	55.57%	54.49%	53.09%	57.39%
Non-interest expense to average assets	1.30%	1.35%	1.66%	1.93%	2.15%

Asset quality:
Non-performing loans	$4,313	$9,680	$184	$2,237	$3,183
Non-performing assets	$6,318	$12,404	$4,434	$5,661	$6,759
Other real estate owned	$2,005	$2,724	$4,250	$3,424	$3,576
Non-performing assets to total assets	0.05%	0.13%	0.06%	0.09%	0.14%
Non-performing loans to total loans	0.04%	0.12%	—%	0.04%	0.08%
Allowance for credit losses on loans and leases to loans	0.27%	0.42%	0.21%	0.26%	0.34%
Allowance for credit losses on loans and leases to non-performing loans	662.25%	357.75%	7,667.39%	590.43%	452.94%
Net charge-offs (recoveries)	$6,887	$(279)	$(1,868)	$1,004	$3,722
Net charge-offs (recoveries) to average total loans	0.07%	—%	(0.03)%	0.02%	0.10%

Capital ratios:
Average equity to average assets	7.05%	7.00%	8.29%	8.49%	8.65%
Tier 1 leverage ratio	6.36%	7.29%	7.54%	7.28%	7.25%
Common equity tier 1 risk-based capital ratio	8.96%	8.99%	9.32%	9.64%	11.14%
Tier 1 risk-based capital ratio	11.64%	11.99%	11.75%	10.58%	11.14%
Total risk-based capital ratio	13.43%	14.12%	12.05%	10.86%	11.72%
Bank tier 1 leverage ratio	7.76%	7.83%	7.22%	7.49%	7.55%
Bank common equity tier 1 risk-based capital ratio	14.22%	12.89%	11.26%	10.90%	11.62%
Bank tier 1 risk-based capital ratio	14.22%	12.89%	11.26%	10.90%	11.62%
Bank total risk-based capital ratio	14.60%	13.41%	11.57%	11.25%	11.99%

Investment Management Segment:
Assets under management	$11,844,000	$10,263,000	$9,701,000	$9,189,000	$8,309,000
EBITDA (1)	$7,218	$5,473	$5,824	$6,900	$7,421

(1)These measures are not measures recognized under GAAP and are therefore considered to be non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most directly comparable GAAP measures.
(2)Net interest margin is calculated on a fully taxable equivalent basis.

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are “tangible common equity,” “tangible book value per common share,” “total revenue,” “pre-tax, pre-provision net revenue,” “efficiency ratio,” and “EBITDA.” These non-GAAP financial measures are supplemental measures that we believe provide management and our investors with a more detailed understanding of our performance, although these measures are not necessarily comparable to similar measures that may be presented by other companies. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP.

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

	December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Tangible common equity and tangible book value per common share:
Common shareholders' equity	$655,178	$580,002	$505,202	$440,886	$389,071
Less: goodwill and intangible assets	62,000	63,911	65,854	67,863	65,358
Tangible common equity (numerator)	$593,178	$516,091	$439,348	$373,023	$323,713
Common shares outstanding (denominator)	33,263,498	32,620,150	29,355,986	28,878,674	28,591,101
Tangible book value per common share	$17.83	$15.82	$14.97	$12.92	$11.32

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Total revenue and pre-tax, pre-provision net revenue:
Net interest income	$179,359	$137,944	$127,057	$113,404	$91,353
Total non-interest income	58,646	57,205	52,782	47,917	46,966
Less: net gain (loss) on the sale and call of debt securities	242	3,948	416	(70)	310
Total revenue	$237,763	$191,201	$179,423	$161,391	$138,009
Less: total non-interest expense	146,494	123,103	112,149	101,157	91,472
Pre-tax, pre-provision net revenue	$91,269	$68,098	$67,274	$60,234	$46,537

BANK SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Bank total revenue:
Net interest income	$185,408	$141,756	$127,996	$115,455	$93,380
Total non-interest income	21,183	25,112	15,467	11,042	9,864
Less: net gain (loss) on the sale and call of debt securities	242	3,948	416	(70)	310
Bank total revenue	$206,349	$162,920	$143,047	$126,567	$102,934

Bank efficiency ratio:
Total non-interest expense (numerator)	$107,373	$90,541	$77,945	$67,190	$59,073
Total revenue (denominator)	$206,349	$162,920	$143,047	$126,567	$102,934
Bank efficiency ratio	52.03%	55.57%	54.49%	53.09%	57.39%

INVESTMENT MANAGEMENT SEGMENT

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Investment Management EBITDA:
Net income	$3,786	$2,798	$2,433	$3,851	$4,551
Income tax expense	1,100	308	918	579	522
Depreciation expense	421	423	465	502	497
Intangible amortization expense	1,911	1,944	2,009	1,968	1,851
EBITDA	$7,218	$5,473	$5,824	$6,900	$7,421

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the years ended December 31, 2021 and 2020. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained herein.

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

Executive Overview

We are a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell, and CTSC Securities. Through the Bank, we serve middle-market and financial services businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. CTSC Securities, our broker/dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products and is regulated by the SEC and the FINRA.

2021 Compared to 2020 Operating Performance

For the year ended December 31, 2021, our net income available to common shareholders was $65.7 million compared to $37.4 million in 2020, an increase of $28.4 million, or 75.9%. Our diluted EPS was $1.71 for the year ended December 31, 2021, compared to $1.30 in 2020. The increase in net income available to common shareholders and EPS was primarily due to an increase in net interest income of $41.4 million, or 30.0%, and a decrease in provision for credit losses of $18.6 million, which were partially offset by an increase of $23.4 million, or 19.0%, in our non-interest expenses, a $5.2 million increase in income taxes, and an increase in preferred stock dividends of $4.5 million. EPS is computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends accumulated or declared and participation rights in undistributed earnings. For more information on the Company’s calculation of EPS, refer to Note 1, Basis of

Information and Summary of Significant Accounting Policies, and Note 15, Earnings per Common Share, to our consolidated financial statements.

Net interest income and non-interest income, excluding net gains and losses on the sale of securities, combined to generate total revenue of $237.8 million for the year ended December 31, 2021, compared to $191.2 million in 2020. The increase of $46.6 million, or 24.4% was driven largely by higher net interest income and investment management fees offset by lower swap fees.

Our net interest margin was 1.64% for the year ended December 31, 2021, as compared to 1.58% in 2020. The increase in net interest margin for the year ended December 31, 2021 was driven primarily by lower cost of funds and higher average interest-earning balances, which were partially offset by a lower yield on interest-earning assets.

The significant reduction in interest rates by the Federal Reserve in response to the COVID-19 pandemic has continued to impact our interest-earning assets and interest-bearing liabilities. Our loans are predominantly variable rate loans, of which many are indexed to one-month LIBOR. At the end of the first quarter 2020, we placed interest rate floors on the majority of our floating rate loans, particularly our private banking loans, and we have continued to implement floors on newly originated loans. As a result, approximately 50% of our total loans have floors that are currently benefiting the Bank compared to their contractual index. While we continue our strategy to implement floors on most recently originated loans, we have modified our pricing strategy to balance wider spreads with lower floor rates to manage our interest rate sensitivity while managing overall yield. Our deposits include fixed-rate time deposits but are primarily comprised of variable rate deposits, many of which are linked to an index such as the effective federal funds rate and others that are priced at the Bank’s discretion. While our deposit rates have declined during 2021 and 2020, the majority of the impact from repricing of floating rate deposits was achieved with the initial repricing in March 2020, in line with the Federal Reserve rate reduction. The Federal Reserve has suggested that it may take steps to raise interest rates in 2022.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $37.5 million for the year ended December 31, 2021, as compared to $32.0 million in 2020. The increase was due primarily due to higher levels of assets under management. Assets under management were $11.84 billion as of December 31, 2021, an increase of $1.58 billion from December 31, 2020, driven by market appreciation of $1.06 billion, and net inflows of $520.0 million. Chartwell’s annual run-rate revenue increased to $40.0 million as of December 31, 2021, compared to $35.6 million as of December 31, 2020. For the year ended December 31, 2021, investment fees grew $5.4 million, or 16.9%, while expenses grew $4.2 million, or 14.1%. Importantly, EBITDA improved 31.9% for the year ended December 31, 2021 from $5.5 million to $7.2 million.

Another large component of our non-interest income are swap fees at the Bank, which totaled $14.1 million for the year ended December 31, 2021, as compared to $16.3 million for the same period in 2020, due in part to the extremely low interest rate environment and very flat or negative term structure for interest rates that persisted for most of 2020 and to the opportunity for originating long duration loans that sought to lock in interest rates. This created strong demand and pricing structures from borrowers seeking fixed rates in 2020 that were not replicated in 2021. While swap fees decreased for the year ended December 31, 2021 from the year-ago period, we have continued to enhance our distribution and product strategies to drive consistent opportunities for interest rate protection through swaps in both our commercial banking and private banking clients. The number of swaps executed as well as the notional amount and term of each swap transaction impact the fee income from period to period.

We recorded a $242,000 net gain on the sale and call of debt securities during the year ended December 31, 2021, compared to $3.9 million during the year ended December 31, 2020, primarily attributable to the repositioning of a portion of the corporate bond portfolio into government agency securities that took place during 2020.

For the year ended December 31, 2021, the Bank’s efficiency ratio was 52.03%, as compared to 55.57% in 2020. The Bank’s efficiency ratio reflects improvement in operating leverage through growth in the Bank’s total revenue of 26.7%, partially offset by the growth in the Bank’s non-interest expense of 18.6% for the year ended December 31, 2021. The Bank’s efficiency ratio improved for the year ended December 31, 2021 despite the increase in non-interest expense of 18.6%, demonstrating that we are making worthwhile investments in the technology and people necessary to drive responsible growth.

The Company’s non-interest expense was $146.5 million for the year ended December 31, 2021 compared to $123.1 million in 2020. Our non-interest expense to average assets for the year ended December 31, 2021, was 1.30%, as compared to 1.35% in 2020.

Our return on average assets (net income to average total assets) was 0.69% for the year ended December 31, 2021, as compared to 0.50% in 2020. Our return on average common equity (net income available to common shareholders to average common equity) was 10.64% for the year ended December 31, 2021, as compared to 7.15% in 2020. Both ratios increased primarily due to increased earnings during the year ended December 31, 2021, as compared to the same period in 2020.

Total assets of $13 billion as of December 31, 2021, increased $3.11 billion, or 31.4%, from December 31, 2020. Loans and leases held-for-investment increased by $2.53 billion to $10.76 billion as of December 31, 2021, an increase of 30.7% from December 31,

2020, as a result of growth in our commercial and private banking loan and lease portfolios. Total investment securities, which were $1.41 billion as of December 31, 2021, increased $563.1 million from the prior period, an increase of 66.8%. Total deposits increased $3.02 billion, or 35.5%, to $11.50 billion as of December 31, 2021, from $8.49 billion as of December 31, 2020. We focus on high quality loan growth and correspondingly grow our investment portfolio at a similar pace as part of our strategy to continue building greater on-balance sheet liquidity, funded by our deposits. Our shareholders’ equity increased $79.6 million, or 10.5% primarily due to our earnings for the year ended December 31, 2021.

Our ratio of adverse-rated credits to total loans declined to 0.34% at December 31, 2021, from 0.62% at December 31, 2020. Our ratio of allowance for credit losses on loans and leases to loans decreased to 0.27% as of December 31, 2021, from 0.42% as of December 31, 2020. We recorded a provision for credit losses of $808,000 for the year ended December 31, 2021 compared to a provision of $19.4 million for the year ended December 31, 2020 primarily driven by an improving economic outlook.

Our book value per common share increased $1.92, or 10.8%, to $19.70 as of December 31, 2021, from $17.78 as of December 31, 2020, largely as a result of higher levels of retained earnings as of December 31, 2021, which was partially offset by increased common shares outstanding as of December 31, 2021.

2020 Compared to 2019 Operating Performance

For the year ended December 31, 2020, our net income available to common shareholders was $37.4 million compared to $54.4 million in 2019, a decrease of $17.1 million, or 31.4%. Our diluted EPS was $1.30 for the year ended December 31, 2020, compared to $1.89 in 2019. This decrease in net income and EPS was primarily due to an increase in provision for credit losses of $20.4 million, an increase of $11.0 million, or 9.8%, in our non-interest expense and an increase in preferred stock dividends of $2.1 million, partially offset by the net impact of $10.9 million, or 8.6%, increase in our net interest income, an increase of $4.4 million, or 8.4%, in non-interest income and a $1.1 million decrease in income taxes.

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

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 75.4%, 72.1% and 70.8% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21%.

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest income	$231,297	$217,095	$262,447
Fully taxable equivalent adjustment	30	60	101
Interest income adjusted	231,327	217,155	262,548
Less: interest expense	51,938	79,151	135,390
Net interest income adjusted	$179,389	$138,004	$127,158

Yield on earning assets (1)	2.12%	2.49%	4.06%
Cost of interest-bearing liabilities	0.53%	1.01%	2.34%
Net interest spread (1)	1.59%	1.48%	1.72%
Net interest margin (1)	1.64%	1.58%	1.97%
(1)Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for each of the three years ended December 31, 2021, 2020 and 2019. Non-accrual loans are included in the calculation of average loan balances, while interest payments collected on non-accrual loans are recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21%.

	Years Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate
Assets
Interest-earning deposits	$453,625	$573	0.13%	$775,276	$2,199	0.28%	$313,413	$6,628	2.11%
Federal funds sold	11,148	9	0.08%	8,076	25	0.31%	8,803	167	1.90%
Debt securities available-for-sale	402,391	5,640	1.40%	438,293	6,550	1.49%	250,064	8,119	3.25%
Debt securities held-to-maturity, net	866,245	9,301	1.07%	246,054	6,439	2.62%	193,443	6,921	3.58%
Debt securities trading	555	5	0.90%	592	5	0.84%	—	—	—%
Equity securities	1,298	—	—%	—	—	—%	6,733	115	1.71%
FHLB stock	11,766	613	5.21%	14,994	1,098	7.32%	18,043	1,270	7.04%
Total loans and leases	9,187,492	215,186	2.34%	7,255,035	200,839	2.77%	5,669,507	239,328	4.22%
Total interest-earning assets	10,934,520	231,327	2.12%	8,738,320	217,155	2.49%	6,460,006	262,548	4.06%
Other assets	371,876			387,080			281,171
Total assets	$11,306,396			$9,125,400			$6,741,177

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$3,768,446	$13,106	0.35%	$2,407,087	$14,493	0.60%	$1,058,064	$21,480	2.03%
Money market deposit accounts	4,735,297	23,299	0.49%	3,812,942	35,095	0.92%	2,943,541	69,336	2.36%
Certificates of deposit	920,820	5,099	0.55%	1,223,631	19,614	1.60%	1,371,038	34,776	2.54%
Borrowings:
FHLB borrowings	251,164	4,348	1.73%	330,314	6,095	1.85%	394,480	8,639	2.19%
Line of credit borrowings	3,433	148	4.31%	6,243	261	4.18%	1,234	68	5.51%
Senior & subordinated notes payable, net	101,413	5,938	5.86%	59,078	3,593	6.08%	17,335	1,091	6.29%
Total interest-bearing liabilities	9,780,573	51,938	0.53%	7,839,295	79,151	1.01%	5,785,692	135,390	2.34%
Noninterest-bearing deposits	508,404			408,313			267,846
Other liabilities	220,303			239,137			128,618
Shareholders' equity	797,116			638,655			559,021
Total liabilities and shareholders' equity	$11,306,396			$9,125,400			$6,741,177

Net interest income (1)		$179,389			$138,004			$127,158
Net interest spread			1.59%			1.48%			1.72%
Net interest margin (1)			1.64%			1.58%			1.97%

(1)Calculated on a fully taxable equivalent basis.

Net Interest Income for the Years Ended December 31, 2021 and 2020. Net interest income, calculated on a fully taxable equivalent basis, increased $41.4 million, or 30.0%, to $179.4 million for the year ended December 31, 2021, from $138.0 million in 2020. The increase in net interest income reflects an increase of $14.2 million, or 6.5%, in interest income and a decrease of $27.2 million, or 34.4%, in interest expense. Our net interest margin was 1.64% for the year ended December 31, 2021, as compared to 1.58% in 2020 driven primarily by lower cost of funds and higher average interest-earning balances, which were partially offset by a lower yield on interest-earning assets.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, which are our primary earning assets, of $1.93 billion, or 26.6%, mostly offset by a decrease of 43 basis points in yield on our loans, for the year ended December 31, 2021 compared to the same period in 2020. The change in yield is attributable to an increased portion of our portfolio being comprised of our lower-risk, lower-yielding marketable-securities backed private banking loans. The overall yield on interest-earning assets declined 37 basis points to 2.12% for the year ended December 31, 2021, as compared to 2.49% in 2020, primarily due to the lower loan yields. Our loans are predominantly variable rate loans indexed to one-month LIBOR.

The decrease in interest expense on interest-bearing liabilities was primarily the result of a decrease of 48 basis points in the average rate paid on our average interest-bearing liabilities, partially offset by an increase of $1.94 billion, or 24.8%, in average interest-bearing liabilities for the year ended December 31, 2021, compared to 2020. The decrease in the average rate paid reflected decreases in rates paid in all deposit categories, which was largely driven by the repricing of our deposits as a result of the current interest rate environment. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.36 billion in average interest-bearing checking accounts and an increase of $922.4 million in average money market deposit accounts, partially offset by a decrease of $302.8 million in average certificates of deposit.

Net Interest Income for the Years Ended December 31, 2020 and 2019. Net interest income, calculated on a fully taxable equivalent basis, increased $10.8 million, or 8.5%, to $138.0 million for the year ended December 31, 2020, from $127.2 million in 2019. The increase in net interest income for the year ended December 31, 2020, was primarily attributable to a $2.28 billion, or 35.3%, increase in average interest-earning assets driven primarily by loan growth. The increase in net interest income reflects a decrease of $45.4 million, or 17.3%, in interest income, more than offset by a decrease of $56.2 million, or 41.5%, in interest expense. Our net interest margin was 1.58% for the year ended December 31, 2020, as compared to 1.97% in 2019. The decrease in net interest margin for the year ended December 31, 2020, resulted from the Federal Reserve interest rate cuts, contributing to lower net interest spread, and higher average balances of lower-earning assets. This included excess liquidity in interest-bearing cash deposits and investments during certain times of the year in anticipation of clients’ potential liquidity and credit needs during the COVID-19 pandemic.

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

	Years Ended December 31,
	2021 over 2020
(Dollars in thousands)	Yield/Rate	Volume	Change (1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(929)	$(697)	$(1,626)
Federal funds sold	(23)	7	(16)
Debt securities available-for-sale	(383)	(527)	(910)
Debt securities held-to-maturity	(5,586)	8,448	2,862
FHLB stock	(277)	(208)	(485)
Total loans and leases	(33,498)	47,845	14,347
Total increase (decrease) in interest income	(40,696)	54,868	14,172
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(7,566)	6,179	(1,387)
Money market deposit accounts	(18,883)	7,087	(11,796)
Certificates of deposit	(10,529)	(3,986)	(14,515)
Borrowings:
FHLB borrowings	(346)	(1,401)	(1,747)
Line of credit borrowings	9	(122)	(113)
Subordinated notes payable, net	(129)	2,474	2,345
Total increase (decrease) in interest expense	(37,444)	10,231	(27,213)
Total increase (decrease) in net interest income	$(3,252)	$44,637	$41,385
(1)The change in interest income and expense due to changes in both composition and applicable yields/rates has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Years Ended December 31,
	2020 over 2019
(Dollars in thousands)	Yield/Rate	Volume	Change (1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$(8,891)	$4,462	$(4,429)
Federal funds sold	(129)	(13)	(142)
Debt securities available-for-sale	(5,781)	4,212	(1,569)
Debt securities held-to-maturity	(2,123)	1,641	(482)
Debt securities trading	—	5	5
Equity securities	—	(115)	(115)
FHLB stock	47	(219)	(172)
Total loans and leases	(95,516)	57,027	(38,489)
Total increase in interest income	(112,393)	67,000	(45,393)
Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(22,029)	15,042	(6,987)
Money market deposit accounts	(50,751)	16,510	(34,241)
Certificates of deposit	(11,747)	(3,415)	(15,162)
Borrowings:
FHLB borrowings	(1,260)	(1,284)	(2,544)
Line of credit borrowings	(20)	213	193
Subordinated notes payable, net	(41)	2,543	2,502
Total increase in (decrease) interest expense	(85,848)	29,609	(56,239)
Total increase (decrease) in net interest income	$(26,545)	$37,391	$10,846
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

We recorded a provision for credit losses on loans and leases of $820,000 for the year ended December 31, 2021, compared to a provision for loan losses of $19.3 million for the year ended December 31, 2020, and a credit to provision for loan losses of $968,000 for the year ended December 31, 2019.

The provision for credit losses on loans and leases for the year ended December 31, 2021, was comprised of a decrease in net general reserves of approximately $9.0 million, largely due to improvement in the economic forecasts utilized in the qualitative management overlay, which was more than offset by an increase of $2.7 million in specific reserves on individually evaluated loans and $7.1 million in charge-offs.

The provision for credit losses on loans and leases for the year ended December 31, 2020, was comprised of an increase in general reserves of $18.7 million largely due to adjustments to the macro-economic forecast data such as gross domestic product (“GDP”) and unemployment in response to economic uncertainty around the COVID-19 pandemic and an increase of $1.8 million in specific reserves on non-performing loans, largely driven by non-accrual loans in our commercial and industrial and commercial real estate portfolios.

The credit to provision for loan and lease losses for the year ended December 31, 2019, was comprised of recoveries of $2.0 million related to commercial and industrial loans and a net decrease of $266,000 in specific reserves primarily due to paydowns of these nonperforming loans and collateral related to an impaired loan that was transferred to other real estate owned (“OREO”), partially offset by a net increase of $1.2 million in general reserves due to growth of the loan and lease portfolio and charge-offs of $112,000.

Non-Interest Income

Non-interest income is an important component of our revenue and is comprised largely of investment management fees from Chartwell coupled with fees generated from loan and deposit relationships with our Bank customers, including swap transactions. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

The following table presents the components of our non-interest income by operating segment for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021				Year Ended December 31, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$38,702	$(1,248)	$37,454	$—	$32,727	$(692)	$32,035
Service charges on deposits	1,407	—	—	1,407	1,072	—	—	1,072
Net gain on the sale and call of debt securities	242	—	—	242	3,948	—	—	3,948
Swap fees	14,091	—	—	14,091	16,274	—	—	16,274
Commitment and other loan fees	2,448	—	—	2,448	1,715	—	—	1,715
Bank owned life insurance income	2,142	—	—	2,142	1,742	—	—	1,742
Other income (loss)	853	34	(25)	862	361	58	—	419
Total non-interest income	$21,183	$38,736	$(1,273)	$58,646	$25,112	$32,785	$(692)	$57,205
(1)Other income largely includes items such as change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Years Ended December 31, 2021 and 2020. Our non-interest income was $58.6 million for the year ended December 31, 2021, an increase of $1.4 million, or 2.5%, from $57.2 million for 2020. This increase was primarily related to higher investment management fees, commitment and other loan fees, bank owned life insurance income, and other income largely offset by lower net gain on the sale and call of debt securities and swap fees, as follows:

Bank Segment:

•Net gain on the sale and call of debt securities decreased $3.7 million for the year ended December 31, 2021, as compared to 2020, due primarily to the repositioning of a portion of the corporate bond portfolio into government agency securities that took place during 2020.

•Swap fees decreased $2.2 million for the year ended December 31, 2021, as compared to 2020, due to changing demand from customers for interest rate protection through swaps given movement in the yield curve. The number of swaps executed as well as the notional amount and term of each swap transaction impact the fee income from period to period.

•Commitment and other loan fees for the year ended December 31, 2021, increased $733,000 as compared to 2020, primarily due to an increase in letter of credit fee income.

•Bank owned life insurance income for the year ended December 31, 2021, increased $400,000 as compared to 2020, primarily due to additional investments in bank owned life insurance during the second quarter of 2021.

•Other income increased $492,000 for year ended December 31, 2021, compared to 2020, primarily due to an early payoff of a customer’s equipment lease resulting in a gain, which was partially offset by lower income on trading securities.

Investment Management Segment:

•Investment management fees increased $6.0 million for the year ended December 31, 2021, as compared to 2020, primarily due to higher levels of assets under management. Assets under management were $11.84 billion as of December 31, 2021, an increase of $1.58 billion from December 31, 2020. For additional information on assets under management, refer to Item 1, Business - Investment Management Products.

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
(1)Other income largely includes items such as change in fair value on swaps and equity securities, gains on the sale of loans or OREO, and other general operating income.

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
Parent and Other

•Other income for the year ended December 31, 2019, reflected $842,000 of realized gains on equity securities related to our mutual funds invested in short-duration, corporate bonds and mid-cap value equities, which were sold in 2019.

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

The following table presents the components of our non-interest expense by operating segment for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021				Year Ended December 31, 2020
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$59,687	$23,527	$1,385	$84,599	$50,240	$19,738	$1,219	$71,197
Premises and equipment costs	4,560	1,277	—	5,837	4,318	1,557	—	5,875
Professional fees	7,353	766	2,701	10,820	4,773	829	599	6,201
FDIC insurance expense	5,080	—	—	5,080	9,680	—	—	9,680
General insurance expense	1,076	294	—	1,370	866	276	—	1,142
State capital shares tax	2,911	—	—	2,911	1,720	—	—	1,720
Travel and entertainment expense	2,288	346	—	2,634	2,093	291	39	2,423
Technology and data services	11,549	3,270	—	14,819	7,830	2,973	—	10,803
Intangible amortization expense	—	1,911	—	1,911	—	1,944	—	1,944
Marketing and advertising	2,260	1,364	—	3,624	1,210	1,192	—	2,402
Other operating expenses (1)	10,609	1,095	1,185	12,889	7,811	879	1,026	9,716
Total non-interest expense	$107,373	$33,850	$5,271	$146,494	$90,541	$29,679	$2,883	$123,103
Full-time equivalent employees (2)	308	53	—	361	255	53	—	308
(1)Other operating expenses include items such as organizational dues and subscriptions, charitable contributions, investor relations fees, sub-advisory fees, employee-related expenses, provision for unfunded commitments and other general operating expenses.
(2)Full-time equivalent employees shown are as of the end of the period presented.

Non-Interest Expense for the Years Ended December 31, 2021 and 2020. Our non-interest expense for the year ended December 31, 2021, increased $23.4 million, or 19.0%, as compared to 2020, of which $16.8 million relates to the increase in expenses of the Bank segment, $4.2 million relates to the increase in expenses of the Investment Management segment and $2.4 million relates to the increase in expenses of the Parent and Other. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•The Bank’s compensation and employee benefits increased by $9.4 million for the year ended December 31, 2021, as compared to 2020, primarily due to an increase in the number of full-time equivalent employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses. The increases in the number of employees and related expenses in 2021 are a result of our investment in talent to support our risk management, scalable growth and client experience.

•Professional fees increased $2.6 million for the year ended December 31, 2021, as compared to 2020, primarily due to higher audit, accounting and legal fees related to routine accounting and regulatory compliance, higher investment advisory fees and increases in other professional fees, including consulting fees related to the workout of non-performing loans.

•FDIC insurance expense decreased by $4.6 million for the year ended December 31, 2021, as compared to 2020, as the Bank qualified for the lower assessment rates included in the FDIC’s large bank assessment methodology beginning in the fourth quarter of 2020.

•Technology and data services expense increased by $3.7 million for the year ended December 31, 2021, as compared to 2020, primarily due to increased software depreciation expense, maintenance costs, and software licensing fees all as a result of our continued investments in technology and product innovation to support our risk management, scalable growth and client experience.

•Other operating expenses increased by $2.8 million for the year ended December 31, 2021, compared to 2020, primarily due to higher impairment expense associated with historic tax credit investments, partially offset by lower expenses associated with the reserve for unfunded commitments.

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs increased by $3.8 million for the year ended December 31, 2021, as compared to 2020, primarily due to an increase in variable incentive compensation expense as a result of increased revenue.

Parent and Other:

•Parent and Other professional fees increased $2.1 for the year ended December 31, 2021, as compared to 2020, primarily due to one-time costs incurred in 2021 associated with the previously announced agreement to be acquired by Raymond James.

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

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs for the year ended December 31, 2020, decreased by $2.6 million compared to 2019, primarily due to decreases in full-time equivalent employees, targeted cuts to incentive programs to align Chartwell with industry peers and a decrease in revenue caused by lower assets under management as a result of lower pandemic related market valuations.

•Professional fees for the year ended December 31, 2020, decreased by $330,000 compared to 2019, primarily related to prior year costs for due diligence on a potential investment management acquisition, which concluded before the parties reached a definitive agreement.

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

•FDIC insurance expense for the year ended December 31, 2020, increased by $4.4 million compared to 2019, due to an increase in the Bank’s assets partially offset by a one-time bank assessment credit applicable to certain banks related to the deposit insurance fund reserve ratio exceeding a target threshold that was received in 2019.

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

•Technology and data services for the year ended December 31, 2020, increased $2.3 million compared to the same period in 2019, primarily due to increased software licensing fees and software depreciation expense as a result of our investments in technology, as well as increased information and data services expense.

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

Income Taxes for the Years Ended December 31, 2021 and 2020. For the year ended December 31, 2021, we recognized income tax expense of $12.6 million, or 13.9% of income before tax, as compared to income tax expense of $7.4 million, or 14.1% of income before tax, for 2020.

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

Financial Condition

Our total assets as of December 31, 2021, were $13 billion, an increase of $3.11 billion, or 31.4%, from December 31, 2020, driven primarily by growth in our loan and lease portfolio and investment portfolio. As of December 31, 2021, our loan portfolio was $10.76 billion, an increase of $2.53 billion, or 30.7%, from $8.24 billion, as of December 31, 2020. Total investment securities increased $563.1 million, or 66.8%, to $1.41 billion, as of December 31, 2021, from $842.5 million as of December 31, 2020. We focus on high quality loan growth and correspondingly grow our investment portfolio at a similar pace as part of our strategy to continue building greater on-balance sheet liquidity, funded by our deposits.

As of December 31, 2021, our total deposits were $11.50 billion, an increase of $3.02 billion, or 35.5%, from December 31, 2020, and such deposits were primarily used to fund loan growth. Net borrowings increased $69.7 million, or 17.4%, to $470.2 million as of December 31, 2021, compared to $400.5 million as of December 31, 2020. Our shareholders’ equity increased $79.6 million to $836.7 million as of December 31, 2021, compared to $757.1 million as of December 31, 2020. This increase was primarily the result of $78.1 million in net income and the impact of $11.0 million in stock-based compensation, partially offset by preferred stock cash dividends declared of $7.9, and the purchase of $2.1 million in treasury stock.

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

The following table presents the composition of our loan portfolio as of the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020	2019
Private banking loans	$6,886,498	$4,807,800	$3,695,402
Middle-market banking loans:
Commercial and industrial	1,513,423	1,274,152	1,085,709
Commercial real estate	2,363,403	2,155,466	1,796,448
Total middle-market banking loans	3,876,826	3,429,618	2,882,157
Loans and leases held-for-investment	$10,763,324	$8,237,418	$6,577,559

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $2.53 billion, or 30.7%, to $10.76 billion as of December 31, 2021, compared to December 31, 2020. Our growth for the year ended December 31, 2021, was comprised of an increase in private banking loans of $2.08 billion, or 43.2%; an increase in commercial real estate loans of $207.9 million, or 9.6%; and an increase in commercial and industrial loans and leases of $239.3 million, or 18.8%.

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

As of December 31, 2021, private banking loans were approximately $6.89 billion, or 64.0% of loans held-for-investment, of which $6.82 billion, or 99.0%, were secured by cash, marketable securities and/or cash value life insurance. As of December 31, 2020, private banking loans were approximately $4.81 billion, or 58.4% of loans held-for-investment, of which $4.74 billion, or 98.6%, were secured by cash, marketable securities and/or cash value life insurance. Our private banking lines of credit are typically due on demand. The growth in these loans is expected to increase, as a result of our continued focus on this portion of our banking business. We believe we have strong competitive advantages in this line of business given our robust distribution channel relationships and proprietary technology. These loans tend to have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities or and/or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

	December 31,
(Dollars in thousands)	2021	2020	2019
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$6,816,517	$4,738,594	$3,599,198
Secured by real estate	37,285	45,014	62,782
Other	32,696	24,192	33,422
Total private banking loans	$6,886,498	$4,807,800	$3,695,402

As of December 31, 2021, there were $6.80 billion of total private banking loans with a floating interest rate and $84.4 million with a fixed interest rate, as compared to $4.73 billion and $77.1 million, respectively, as of December 31, 2020.

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

As of December 31, 2021, our commercial and industrial loans comprised $1.51 billion, or 14.1% of loans held-for-investment, as compared to $1.27 billion, or 15.5%, as of December 31, 2020. As of December 31, 2021, there were $1.16 billion of total commercial and industrial loans with a floating interest rate and $350.4 million with a fixed interest rate, as compared to $966.6 million and $307.6 million, respectively, as of December 31, 2020.

Commercial Banking: Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes, including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property, are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $212.6 million and $220.8 million of owner-occupied commercial real estate loans as of December 31, 2021 and December 31, 2020, respectively.

Commercial real estate loans as of December 31, 2021, totaled $2.36 billion, or 21.9% of loans held-for-investment, as compared to $2.16 billion, or 26.1%, as of December 31, 2020. As of December 31, 2021, $2.26 billion of total commercial real estate loans had a floating interest rate and $105.2 million had a fixed interest rate, as compared to $2.03 billion and $123.3 million, respectively, as of December 31, 2020.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans with fixed rates and adjustable rates in each maturity range as of the date indicated.

	December 31, 2021
(Dollars in thousands)	Due on Demand	One Year or Less	One to Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Maturity:
Private banking	$6,637,934	$51,898	$100,579	$89,971	$6,116	$6,886,498
Commercial and industrial	7,292	484,219	826,980	193,150	1,782	1,513,423
Commercial real estate	—	179,154	880,492	1,288,013	15,744	2,363,403
Loans and leases held-for-investment	$6,645,226	$715,271	$1,808,051	$1,571,134	$23,642	$10,763,324

Interest rate sensitivity:
Fixed interest rates	$64,820	$32,158	$250,647	$186,287	$6,116	$540,028
Floating or adjustable interest rates	6,580,406	683,113	1,557,404	1,384,847	17,526	10,223,296
Loans and leases held-for-investment	$6,645,226	$715,271	$1,808,051	$1,571,134	$23,642	$10,763,324

Large Credit Relationships

We originate and maintain large credit relationships with numerous customers in the ordinary course of our business. We have established a preferred limit on loans that is significantly lower than our legal lending limit of approximately $148.0 million as of December 31, 2021. Our present preferred lending limit is $10.0 million based upon our total credit exposure to any one borrowing relationship. However, exceptions to this limit may be made based on the strength of the underlying credit and sponsor, type and composition of the credit exposure, collateral support, including over-collateralization and liquidity nature of collateral, structure of the credit facilities as well as the presence of other potential positive credit factors. Additionally, we review this along with other aspects of our credit policy which can change from time to time. As of December 31, 2021, our average commercial loan size was approximately $4.5 million and average private banking loan size was approximately $435,000.

The following table summarizes the aggregate committed and outstanding balances of our larger credit relationships as of December 31, 2021 and December 31, 2020.

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Number of Relationships	Commitment (based on availability)	Outstanding Balance	Number of Relationships	Commitment (based on availability)	Outstanding Balance
Large credit relationships:
>$25 million	32	$1,275,596	$729,628	23	$930,061	$664,614
>$20 million to $25 million	29	$660,940	$444,620	17	$381,275	$236,085
>$15 million to $20 million	59	$1,032,736	$607,144	46	$814,098	$505,452
>$10 million to $15 million	170	$2,137,083	$1,446,553	105	$1,302,010	$958,840

Approximately $2.54 billion and $1.83 billion of commitments to large credit relationships were secured by cash, marketable securities and/or cash value life insurance as of December 31, 2021 and December 31, 2020, respectively.

Loan Pricing

We generally extend variable-rate loans on which the interest rate fluctuations are based upon a predetermined indicator, such as the LIBOR or United States prime rate. Our use of variable-rate loans is designed to mitigate our interest rate risk to the extent that the rates that we charge on our variable-rate loans will rise or fall in tandem with rates that we must pay to acquire deposits and vice versa. As of December 31, 2021, approximately 95.0% of our loans had a floating rate. Consistent with regulatory guidance, the Bank has transitioned away from LIBOR for purposes of new transactions effective January 1, 2022.

Interest Reserve Loans

As of December 31, 2021, loans with interest reserves totaled $350.5 million, which represented 3.3% of loans held-for-investment, as compared to $389.1 million, or 4.7%, as of December 31, 2020, largely attributable to growth in the commercial real estate portfolio.

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

The following table summarizes the allowance for credit losses on loans and leases, as of the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020	2019
General reserves	$23,880	$32,642	$13,937
Specific reserves	4,683	1,988	171
Total allowance for credit losses on loans and leases	$28,563	$34,630	$14,108
Allowance for credit losses on loans and leases to loans and leases	0.27%	0.42%	0.21%

As of December 31, 2021, we had specific reserves totaling $4.7 million related to individually evaluated loans with an aggregated total outstanding balance of $16.8 million, $4.3 million of which were on non-accrual status. As of December 31, 2020, we had specific reserves totaling $2.0 million related to individually evaluated loans with an aggregated total outstanding balance of $9.7 million. All loans with specific reserves were on non-accrual status as of December 31, 2020.

The following tables summarize allowance for credit losses on loans and leases and the percentage of loans by loan category, as of the dates indicated:

	December 31,
	2021		2020		2019
(Dollars in thousands)	Reserve	Percent of Loans	Reserve	Percent of Loans	Reserve	Percent of Loans
Private banking	$1,891	64.0%	$2,047	58.4%	$1,973	56.2%
Commercial and industrial	8,453	14.1%	5,254	15.5%	5,262	16.5%
Commercial real estate	18,219	21.9%	27,329	26.1%	6,873	27.3%
Total allowance for credit losses on loans and leases	$28,563	100.0%	$34,630	100.0%	$14,108	100.0%

Allowance for Credit Losses on Loans and Leases as of December 31, 2021 and 2020. Our allowance for credit losses on loans and leases was $28.6 million, or 0.27% of loans, as of December 31, 2021, as compared to $34.6 million, or 0.42% of loans, as of December 31, 2020. Our allowance for credit losses related to private banking loans decreased $156,000 from December 31, 2020 to December 31, 2021 as the increase attributable to the growth of the marketable securities portfolio was more than offset by the improvement in the economic factors. Our allowance for credit losses related to commercial and industrial loans and leases increased $3.2 million from December 31, 2020 to December 31, 2021, due to decreased general reserves more than offset by increasing specific reserves on individually evaluated loans. Our allowance for credit losses related to commercial real estate loans decreased $9.1 million from December 31, 2020 to December 31, 2021, due to decreased general reserves as well as decreased specific reserves on individually evaluated loans. The decrease in general reserves in our commercial loan portfolio was primarily driven by improvement in economic forecasts related to assumptions utilized in the qualitative management overlay. We applied a management overlay to our allowance for credit loss model to provide a reserve level that supports management’s best estimate of current expected credit losses within the loan portfolio. The management overlay includes scenarios with both near-term economic stress and a next-cycle recession as well as other factors based upon management judgement. The consensus forecast within our model provided for a greater reserve release based on optimism around the economic environment and loss forecasts, which we believe may be an overreaction to the early onset of historically high level and rate of changes in the forecast and transactional values within commercial asset types. We would release reserves to the extent suggested by our model if we believe that there is a sustained trend in the economic recovery data and continued progress overcoming the COVID-19 pandemic and associated supply chain issues.

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

The following table provides an analysis of the net charge-offs and average total loans and leases by channel for the years indicated:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net charge-offs (recoveries):
Commercial and industrial	$4,405	$(450)	$(1,980)
Commercial real estate	2,482	—	—
Private banking	—	171	112
Total	$6,887	$(279)	$(1,868)

Average total loans and leases:
Commercial and industrial	$1,236,279	$1,130,565	$903,501
Commercial real estate	2,270,019	1,959,401	1,579,530
Private banking	5,681,194	4,165,069	3,186,476
Total	$9,187,492	$7,255,035	$5,669,507

Net loan charge-offs (recoveries) to average total loans and leases:
Commercial and industrial	0.36%	(0.04)%	(0.22)%
Commercial real estate	0.11%	—%	—%
Private banking	—%	—%	—%
Total	0.07%	—%	(0.03)%
Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and including in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There were no loans 90 days or more past due and still accruing interest as of December 31, 2021, 2020 and 2019, and there was no interest income recognized on loans while on non-accrual status for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, non-performing loans were $4.3 million, or 0.04% of total loans, compared to $9.7 million, or 0.12%, and $184,000, or 0.00%, as of December 31, 2020 and 2019, respectively. We had specific reserves of $4.3 million, $2.0 million and $171,000 as of December 31, 2021, 2020 and 2019, respectively, on these non-performing loans. The net loan balance of our non-performing loans was 0.0%, 79.2% and 6.3% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of December 31, 2021, 2020 and 2019, respectively.

For additional information on our non-performing loans as of December 31, 2021, 2020 and 2019, refer to Note 5, Allowance for Credit Losses on Loans and Leases, to our consolidated financial statements.

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

We had non-performing assets of $6.3 million, or 0.05% of total assets, as of December 31, 2021, as compared to $12.4 million, or 0.13% of total assets, as of December 31, 2020. The decrease in non-performing assets was due to reductions of $5.4 million in non-performing loans and $719,000 in OREO. This decrease was considered within the assessment of the determination of the allowance for credit losses on loans and leases. As of December 31, 2021, we had OREO properties totaling $2.0 million as compared to $2.7 million as of December 31, 2020. During the year ended December 31, 2021, a property was sold from OREO for $351,000 with a net loss of $39,000. There were no residential mortgage loans in the process of foreclosure as of December 31, 2021.

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

The following table summarizes our non-performing assets as of the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020	2019
Non-performing loans:
Private banking	$—	$—	$184
Commercial and industrial	4,313	458	—
Commercial real estate	—	9,222	—
Total non-performing loans	4,313	9,680	184
Other real estate owned	2,005	2,724	4,250
Total non-performing assets	$6,318	$12,404	$4,434

Non-performing troubled debt restructured loans	$—	$2,926	$171
Performing troubled debt restructured loans	$12,499	$—	$—
Non-performing loans to total loans	0.04%	0.12%	—%
Allowance for credit losses on loans and leases to non-performing loans	662.25%	357.75%	7,667.39%
Non-performing assets to total assets	0.05%	0.13%	0.06%

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

For additional information on the age analysis of past due loans segregated by class of loan for December 31, 2021 and 2020, refer to Note 5, Allowance for Credit Losses on Loans and Leases, to our consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the amortized cost basis of loans by credit quality indicator for December 31, 2021 and 2020, refer to Note 5, Allowance for Credit Losses on Loans and Leases, to our consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting liquidity management and interest rate risk management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities, equity securities and, from time to time, debt securities held for trading purposes and equity securities. Also included in our investment securities are FHLB Stock. For additional information on FHLB stock, refer to Note 2, Investment Securities, to our consolidated financial statements. Debt securities purchased with the intent to sell under trading activity and equity securities are recorded at fair value and changes to fair value are recognized in non-interest income in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are debt securities that the Company intends to hold until maturity and are recorded at amortized cost, net of allowance for credit losses.

The Bank has engaged Chartwell to provide securities portfolio advisory services, subject to the investment parameters set forth in our investment policy.

As of December 31, 2021, we reported debt securities in available-for-sale and held-to-maturity categories as well as equity securities. In general, fair value is based upon quoted market prices of identical assets, when available. Where sufficient data is not available to produce a fair valuation, fair value is based on broker quotes for similar assets. We validate the prices received from these third parties by comparing them to prices provided by a different independent pricing service. We have also reviewed the valuation methodologies provided to us by our pricing services. Broker quotes may be adjusted to ensure that financial instruments are recorded at fair value. Adjustments may include unobservable parameters, among other things. Securities, like loans, are subject to interest rate risk and credit risk. In addition, by their nature, securities classified as available-for-sale and trading as well as equity securities are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity.

As of December 31, 2021, our available-for-sale debt securities portfolio consists of U.S. government agency obligations, mortgage-backed securities, corporate bonds, single-issuer trust preferred securities and certain municipal bonds, all with varying contractual maturities. Our held-to-maturity debt securities portfolio consists of certain municipal bonds, agency obligations, mortgage-backed securities and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as certain securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of December 31, 2021, was approximately 4.4, where duration is defined as the approximate percentage change in price for a 100 basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. The Asset and Liability Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $586.3 million and $617.6 million in debt securities available-for-sale as of December 31, 2021 and December 31, 2020, respectively. The decrease of $31.2 million was primarily attributable to purchases of

$652.8 million more than offset by the transfer of $480.8 million of agency mortgage-backed securities to held-to-maturity, repayments of $67.8 million and sales of $126.6 million during the year ended December 31, 2021.

On a fair value basis, 23.1% of our available-for-sale debt securities as of December 31, 2021, were floating-rate securities for which yields increase or decrease based on changes in market interest rates. As of December 31, 2020, floating-rate securities comprised 23.8% of our available-for-sale debt securities.

On a fair value basis, 24.6% of our available-for-sale debt securities as of December 31, 2021, were U.S. agency securities, which tend to have a lower risk profile, than certain corporate bonds and single-issuer trust preferred securities, which comprised the remainder of the portfolio. As of December 31, 2020, agency securities comprised 71.4% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $802.7 million and $211.8 million in debt securities held-to-maturity as of December 31, 2021 and December 31, 2020, respectively. The increase was primarily attributable to the transfer of $480.8 million of previously designated available-for-sale agency mortgage-backed securities to held-to-maturity and purchases of $496.5 million, net of calls and maturities of $374.5 million, of certain securities during the year ended December 31, 2021. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, net of allowance for credit losses, as of December 31, 2021.

Trading Debt Securities. We held no trading debt securities as of December 31, 2021 and December 31, 2020. From time to time, we may identify opportunities in the marketplace to generate supplemental income from trading activity, principally based on the volatility of U.S. treasury notes with maturities up to 10 years.

Equity Securities. Chartwell launched a new mutual fund in 2021. The Chartwell Short Duration Bond Fund is a short duration, fixed income fund that invests at least 75% of its net assets in investment grade short duration bonds and can allocate up to 25% of the fund to short duration high yield bonds. The fund is managed by a team of seven investment professionals that brings an average of 18 years of investment experience to the fund. TriState Capital Holdings, Inc. was one of the initial investors at the inception of the fund in the amount of $5 million. As of December 31, 2021, equity securities, which are recorded at fair value, included only the investment in the Chartwell Short Duration Bond Fund which was valued at $4.98 million. The Company held no equity securities as of December 31, 2020.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$145,568	$897	$273	$—	$146,192
Trust preferred securities	13,610	200	183	—	13,627
Non-agency residential mortgage-backed securities	281,282	—	4,164	—	277,118
Agency collateralized mortgage obligations	16,458	42	2	—	16,498
Agency mortgage-backed securities	122,044	32	1,599	—	120,477
Agency debentures	6,732	496	—	—	7,228
Municipal bonds	$5,189	$—	$4	$—	$5,185
Total debt securities available-for-sale	$590,883	$1,667	$6,225	$—	$586,325
(1)Available-for-sale debt securities are recorded on the statement of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
U.S. treasury notes	$39,097	$12	$443	$38,666	$—
Corporate bonds	25,167	827	16	25,978	71
Agency debentures	36,794	534	395	36,933	—
Municipal bonds	890	1	—	891	—
Non-agency residential mortgage-backed securities	184,731	1	3,088	181,644	65
Agency mortgage-backed securities	516,033	570	8,753	507,850	—
Total debt securities held-to-maturity	$802,712	$1,945	$12,695	$791,962	$136
(1)Held-to-maturity debt securities are recorded on the statement of financial condition at amortized cost, net of allowance for credit losses.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$157,452	$1,538	$526	$—	$158,464
Trust preferred securities	18,228	57	198	—	18,087
Agency collateralized mortgage obligations	22,058	36	5	—	22,089
Agency mortgage-backed securities	406,741	3,595	209	—	410,127
Agency debentures	8,013	790	—	—	8,803
Total debt securities available-for-sale	$612,492	$6,016	$938	$—	$617,570
(1) Available-for-sale debt securities are recorded on the statement of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

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
(1) Held-to-maturity debt securities are recorded on the statement of financial condition at amortized cost, net of allowance for credit losses.

The changes in the fair values of our municipal bonds, agency debentures, agency collateralized mortgage obligations and agency mortgage-backed securities are primarily the result of interest rate fluctuations. To assess for credit impairment on debt securities available-for-sale, management evaluates the underlying issuer’s financial performance and related credit rating information through a review of publicly available financial statements and other publicly available information. This most recent assessment for credit impairment did not identify any issues related to the ultimate repayment of principal and interest on these debt securities. In addition, the Company has the ability and intent to hold debt securities in an unrealized loss position until recovery of their amortized cost. Based on this, no allowance for credit losses has been recognized on debt securities available-for-sale in an unrealized loss position.

There were $38.7 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships as of December 31, 2021.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of December 31, 2021, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	December 31, 2021
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
Corporate bonds	27,536	0.73%	60,675	1.20%	57,981	1.60%	—	—%	146,192	1.27%
Trust preferred securities	—	—%	—	—%	4,838	1.76%	8,789	1.90%	13,627	1.85%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	277,118	2.47%	277,118	2.47%
Agency collateralized mortgage obligations	—	—%	—	—%	—	—%	16,498	0.50%	16,498	0.50%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	120,477	2.03%	120,477	2.03%
Agency debentures	—	—%	—	—%	—	—%	7,228	3.01%	7,228	3.01%
Municipal bonds	—	—%	—	—%	—	—%	5,185	1.71%	5,185	1.71%
Total debt securities available-for-sale	$27,536		$60,675		$62,819		$435,295		$586,325
Weighted average yield		0.73%		1.20%		1.62%		2.26%		2.02%
Debt securities held-to-maturity:
U.S. treasury notes	—	—%	—	—%	38,666	1.33%	—	—%	38,666	1.33%
Corporate bonds	—	—%	15,556	5.56%	10,422	4.87%	—	—%	25,978	5.28%
Agency debentures	—	—%	—	—%	29,605	1.25%	7,328	3.09%	36,933	1.59%
Municipal bonds	891	2.65%	—	—%	—	—%	—	—%	891	2.65%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	181,644	2.02%	181,644	2.02%
Agency mortgage-backed securities	—	—%	—	—%	15,881	1.90%	491,969	1.71%	507,850	1.72%
Total debt securities held-to-maturity	$891		$15,556		$94,574		$680,941		$791,962
Weighted average yield		2.65%		5.56%		1.77%		1.81%		1.88%
Total debt securities	$28,427		$76,231		$157,393		$1,116,236		$1,378,287
Weighted average yield		0.79%		2.08%		1.71%		1.99%		1.93%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our consolidated financial statements.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and lower all-in cost deposit channels without operating through a traditional branch network. We market liquidity and treasury management products, payment processing products, and other deposit products to high-net-worth individuals, family offices, trust companies, wealth management firms, municipalities, endowments and foundations, broker-dealers, futures commission merchants, investment management firms, property management firms, payroll providers and other financial institutions. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth. With respect to our treasury management business, we utilize hybrid interest-bearing accounts that provide our clients with certainty around their fee structures and returns for their total cash position while enhancing our ability to obtain their full liquidity relationship and still meeting our cost of funds expectations, rather than the more traditional combination of separate non-interest bearing and interest-bearing accounts, that have reduced transparency and increased client burden.

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $2.86 billion as of December 31, 2021, an increase of $1.40 billion, or 96%, from December 31, 2020.

The table below depicts average balances of, and rates paid on our deposit portfolio broken out by deposit type, for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
Interest-bearing checking accounts	$3,768,446	0.35%	$2,407,087	0.60%	$1,058,064	2.03%
Money market deposit accounts	4,735,297	0.49%	3,812,942	0.92%	2,943,541	2.36%
Certificates of deposit	920,820	0.55%	1,223,631	1.60%	1,371,038	2.54%
Total average interest-bearing deposits	9,424,563	0.44%	7,443,660	0.93%	5,372,643	2.34%
Noninterest-bearing deposits	508,404	—	408,313	—	267,846	—
Total average deposits	$9,932,967	0.42%	$7,851,973	0.88%	$5,640,489	2.23%

Average Deposits for the Years Ended December 31, 2021 and 2020. For the year ended December 31, 2021, our average total deposits were $9.93 billion, representing an increase of $2.08 billion, or 26.5%, from 2020. The average deposit growth was driven by increases in our interest-bearing checking accounts, money market deposit accounts and our noninterest-bearing deposits. Our average cost of interest-bearing deposits decreased 49 basis points to 0.44% for the year ended December 31, 2021, from 0.93% in 2020, as average rates paid were lower in all interest-bearing deposit categories, which was largely driven by the repricing of our deposits as a result of the current interest rate environment. Average money market deposits decreased to 50.2% of total average interest-bearing deposits for the year ended December 31, 2021, from 51.3% in 2020. Average certificates of deposit decreased to 9.8% of total average interest-bearing deposits for the year ended December 31, 2021, compared to 16.4% in 2020. Average interest-bearing checking accounts increased to 40.0% of total average interest-bearing deposits for the year ended December 31, 2021, compared to 32.3% in 2020. Average noninterest-bearing deposits increased 24.5% for the year ended December 31, 2021, from 2020, and the average cost of total deposits decreased 46 basis points to 0.42% for the year ended December 31, 2021, from 0.88% for the year ended December 31, 2020.

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

Uninsured Deposits and Related Information

As of December 31, 2021, we estimate the total value of uninsured deposits to be approximately $5.10 billion.

The following table summarizes the aggregate amount of individual certificates of deposit exceeding $250,000 by remaining months to maturity.

December 31,
(Dollars in thousands)	2021
Months to maturity:
Three months or less	$8,332
Over three to six months	8,557
Over six to 12 months	12,980
Over 12 months	9,519
Total	$39,388

Reciprocal and Brokered Deposits

As of December 31, 2021, we consider approximately 92% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® service and reciprocal demand deposits placed through ICS®. As of December 31, 2021, the Bank had CDARS® and ICS® reciprocal deposits totaling $2.06 billion, which are classified as non-brokered deposits as a result of current legislation. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances and origination activity. As of December 31, 2021, brokered deposits were approximately 8% of total deposits. For additional information on our deposits, refer to Note 9, Deposits, to our consolidated financial statements.

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

On December 15, 2021, the Company issued a senior unsecured fixed-to-floating rate note (the “Senior Note”) to Raymond James in the amount of $125 million. The Senior Note, which matures on December 15, 2024, bears interest at a fixed annual rate of 2.25% from the date of issuance to December 15, 2022, and thereafter until maturity at a floating annual rate, reset quarterly, equal to the then current three-month Secured Overnight Financing Rate (SOFR). The Senior Note is not redeemable prior to December 15, 2022. On and after December 15, 2022, the Senior Note is redeemable on any interest payment date at 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

In 2020, the Company completed underwritten public offerings of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating interest rate of 5.75%. The subordinated notes qualify under federal regulatory rules as Tier 2 capital for the holding company.

The Company may enter into cash flow hedge transactions to hedge the interest paid on its FHLB borrowings at varying rates and maturities. For additional information on cash flow hedges, refer to Note 17, Derivatives and Hedging Activity, to our consolidated financial statements.

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of December 31, 2021, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of December 31, 2021, our primary liquidity needs at the parent company level were the semi-annual interest payments on our subordinated notes payable, quarterly dividends on our preferred stock, interest payments on our other borrowings and share repurchases related to the net settlement of equity awards exercised or vested. All other liquidity needs were minimal and related solely to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the year ended December 31, 2021, the parent company paid $7.9 million in dividends on outstanding shares of preferred stock, $2.1 million in connection with our share repurchase and stock cancellation program and $5.8 million in interest payments on our subordinated notes and other borrowings. During the year ended December 31, 2020, the parent company paid $7.9 million in dividends on outstanding shares of preferred stock, $6.0 million in connection with shares repurchases and $3.1 million in interest payments on subordinated notes and other borrowings. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund all foreseeable short-term and long-term parent company obligations as of December 31, 2021. In addition, at December 31, 2021, the holding company maintained an unsecured line of credit of $75.0 million with The Huntington National Bank, of which $75.0 million was available as of that date. On February 18, 2022, the Company renewed its $75 million unsecured line of credit with The Huntington National Bank which matures on February 18, 2023.

Our primary goal in liquidity management at the Bank level is to satisfy the cash flow requirements of depositors and borrowers, as well as our operating cash needs. These requirements include the payment of deposits on demand at their contractual maturity, the repayment of borrowings as they mature, the payment of our ordinary business obligations, the ability to fund new and existing loans and other funding commitments, and the ability to take advantage of new business opportunities. The ALCO has established an asset/liability management policy designed to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, well capitalized regulatory status and adequate levels of liquidity. The ALCO has also established a contingency funding plan to address liquidity stress conditions. The ALCO is designated as the body responsible for the monitoring and implementation of these policies. The ALCO reviews liquidity on a frequent basis and approves significant changes in strategies that affect balance sheet or cash flow positions.

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

Our strong liquidity position is due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 88.5%, 85.8% and 85.4% as of December 31, 2021, 2020 and 2019, respectively, during a period when our total assets grew from $7.77 billion to $13 billion. Our ratio of average deposits to total average assets increased to 87.9% for the year ended December 31, 2021, from 86.0% from the same period in 2020. As of December 31, 2021, we had available liquidity of $2.58 billion, or 19.9% of total assets. These sources consisted of available cash and cash equivalents totaling $380.5 million, or 2.9% of total assets, certain unpledged investment securities of $1.32 billion, or 10.1% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $885.7 million, or 6.8% of total assets. Available cash excludes pledged accounts for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020	2019
Available cash	$380,489	$271,090	$167,695
Certain unpledged investment securities	1,317,727	793,658	400,222
Net borrowing capacity	885,652	704,082	569,132
Total liquidity	$2,583,868	$1,768,830	$1,137,049

For the year ended December 31, 2021, we generated $105.7 million in cash from operating activities, compared to $87.2 million in 2020. This change in cash flow was primarily the result of an increase in net income of $32.8 million for the year ended December 31, 2021, partially offset by changes in working capital items largely related to timing.

Investing activities resulted in a net cash outflow of $3.17 billion for the year ended December 31, 2021, as compared to a net cash outflow of $2.04 billion in 2020. The outflows for the year ended December 31, 2021, were primarily due to $2.54 billion in net loan growth and $1.15 billion for the purchase of investment securities, partially offset by proceeds from the sale, principal repayments and maturities of investments securities of $568.9 million. The outflows for the year ended December 31, 2020, were primarily due to $1.67 billion in net loan growth and the purchase of investment securities of $1.02 billion, partially offset by proceeds from the sale, principal repayments and maturities of investments securities of $635.8 million.

Financing activities resulted in a net inflow of $3.08 billion for the year ended December 31, 2021, compared to a net inflow of $1.99 billion in 2020, primarily as a result of the net growth in deposits of $3.02 billion, and net proceeds from the issuance senior notes payable of $124.5 million partially offset by a net decrease of $50.0 million in FHLB advances. The net inflow for the year ended December 31, 2020 consisted of net growth of $1.85 billion in deposits and the net proceeds from the issuance of stock of $100.0 million from our private placement, and $95.3 million in net proceeds from the issuance of subordinated notes payable, partially offset by a decrease in FHLB advances of $55 million.

We believe that the Bank’s sources of liquidity are adequate to fund all foreseeable short-term and long-term obligations as of December 31, 2021. We continue to evaluate the potential impact on liquidity management of various regulatory proposals, including those being established under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as government regulators continue the final rule-making process.

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

Shareholders’ Equity. Shareholders’ equity increased to $836.7 million as of December 31, 2021, compared to $757.1 million as of December 31, 2020. The $79.6 million increase during the year ended December 31, 2021, was primarily attributable to net income of $78.1 million and the impact of $11.0 million in stock-based compensation, partially offset by preferred stock cash dividends declared of $7.9, and the purchase of $2.1 million in treasury stock.

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

On December 30, 2020, the Company completed the private placement of securities pursuant to an Investment Agreement, dated October 10, 2020 and amended December 9, 2020, with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. Pursuant to the Investment Agreement, the Company sold to T-VIII PubOpps (i) 2,770,083 shares of voting common stock for $40.0 million, (ii) 650 shares of Series C Preferred Stock for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of voting common stock, or a future series of non-voting common stock at an exercise price of $17.50 per share. After two years, the Series C Preferred Stock is convertible into shares of a future series of non-voting common stock or, when transferred under certain limited circumstances to a holder other than an affiliate of Stone Point Capital LLC, voting common stock, at a price of $13.75 per share. The Series C Preferred Stock has a liquidation preference of $100,000 per share, and is entitled to receive, when, as and if declared by the board of directors of the Company, dividends at a rate of 6.75% per annum for each quarterly dividend period, payable in arrears in cash or additional shares of Series C Preferred Stock. The Company has the right to effect a mandatory conversion of the Series C Preferred Stock held by T-VIII PubOpps into shares of non-voting common stock following the three year anniversary of the closing of the investment subject to certain conditions.

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

When, as, and if declared by the board of directors of the Company, dividends will be payable on the Series B Preferred Stock from the date of issuance to, but excluding July 1, 2026, at a rate of 6.375% per annum, payable quarterly, in arrears, and from and including July 1, 2026, dividends will accrue and be payable at a floating rate equal to three-month LIBOR plus a spread of 408.8 basis points per annum (subject to potential adjustment as provided in the definition of three-month LIBOR), payable quarterly, in arrears. The Company may redeem the Series B Preferred Stock at its option, subject to regulatory approval, on or after July 1, 2024, as described in the prospectus supplement relating to the offering filed with the SEC on May 23, 2019.

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

Regulatory Capital. As of December 31, 2021 and 2020, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us. As of December 31, 2021 and 2020, the capital conservation buffer requirement was 2.5%, in addition to the minimum risk based capital adequacy levels shown in the tables below. Both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$910,320	13.43%	$542,409	8.00%	N/A	N/A
Bank	$986,657	14.60%	$540,639	8.00%	$675,798	10.00%
Tier 1 risk-based capital ratio
Company	$788,910	11.64%	$406,807	6.00%	N/A	N/A
Bank	$960,955	14.22%	$405,479	6.00%	$540,639	8.00%
Common equity tier 1 risk-based capital ratio
Company	$607,367	8.96%	$305,105	4.50%	N/A	N/A
Bank	$960,955	14.22%	$304,109	4.50%	$439,269	6.50%
Tier 1 leverage ratio
Company	$788,910	6.36%	$496,431	4.00%	N/A	N/A
Bank	$960,955	7.76%	$495,417	4.00%	$619,271	5.00%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

Contractual Obligations and Commitments

The following table presents significant fixed and determinable contractual obligations that may require future cash payments as of the date indicated.

	December 31, 2021
(Dollars in thousands)	One Year or Less	One to Three Years	Three to Five Years	Greater than Five Years	Total
Transaction deposits	$10,651,872	$75,000	$—	$—	$10,726,872
Certificates of deposit	693,339	84,178	—	—	777,517
Borrowings outstanding	250,000	125,000	—	97,500	472,500
Total contractual obligations	$11,595,211	$284,178	$—	$97,500	$11,976,889

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

The following table is a summary of the total notional amount of unused loan commitments and demand lines of credit availability as well as standby letters of credit commitments, based on the availability of eligible collateral or other terms under the loan agreement, by contractual maturities as of the date indicated.

	December 31, 2021
(Dollars in thousands)	Due on Demand	One Year or Less	One to Three Years	Three to Five Years	Greater than Five Years	Total
Unused loan commitments and demand lines of credit	$9,205,062	$664,226	$562,230	$227,921	$23,207	$10,682,646
Standby letters of credit	700	37,398	20,180	2,559	—	60,837
Total off-balance sheet arrangements	$9,205,762	$701,624	$582,410	$230,480	$23,207	$10,743,483

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

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$22,018	9.89%	$31,178	18.47%
+200	$5,305	2.38%	$13,176	7.81%
+100	$(11,011)	(4.94)%	$(4,648)	(2.75)%
–100	$(3,091)	(1.39)%	$(3,041)	(1.80)%

Economic value of equity:
+300	$(150,086)	(18.84)%	$(56,573)	(7.66)%
+200	$(99,276)	(12.46)%	$(42,325)	(5.73)%
+100	$(52,222)	(6.56)%	$(31,120)	(4.22)%
–100	$85,641	10.75%	$14,471	1.96%

Our means of managing interest rate risk over the longer term include our focus on growing the low-cost deposit balances associated with our treasury management services, controlled adjustments within our discretionary priced accounts to respond to rising rates, and our future ability to extend duration in liabilities. Additionally, while we will continue to implement floors on most new loan originations, our pricing strategy has transitioned to emphasizing loan spread as the primary tool to achieve yield and implementing lower levels of floors, which will reduce our liability sensitivity over time. Given the longer-term nature of the EVE analysis and the absolute low level of interest rates, we have migrated to a more liability sensitive interest rate risk position when it comes to economic value of equity. In 2021, we began to incorporate the impact of a pricing lag to certain components of our deposit portfolio as interest rates rise. This methodology revision was replicated in and applied to our December 31, 2020, interest rate risk analysis to provide a consistent comparison between the two periods. In past periods, we had incorporated no lag to deposit pricing in rising rate scenarios. The liability sensitivity demonstrated in our NII scenarios extends from the inclusion of floors in our loans and from the duration in our securities portfolio. We have pursued this strategy because of the material benefit provided by those floors and that duration in the base case.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	December 31, 2021
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$449,302	$—	$—	$—	$—	$—	$—	$449,302
Federal funds sold	2,374	—	—	—	—	—	—	2,374
Total investment securities	218,494	64,219	74,993	282,579	205,656	562,970	(3,233)	1,405,678
Total loans	10,259,460	71,198	88,167	236,721	70,080	25,359	12,339	10,763,324
Other assets	—	—	—	—	—	—	384,174	384,174
Total assets	$10,929,630	$135,417	$163,160	$519,300	$275,736	$588,329	$393,280	$13,004,852

Liabilities:
Transaction deposits	$9,500,772	$40,938	$333,906	$75,000	$—	$—	$776,256	$10,726,872
Certificates of deposit	321,072	136,968	235,299	84,178	—	—	—	777,517
Borrowings, net	—	50,000	124,455	100,000	195,708	—	—	470,163
Other liabilities	—	—	—	—	—	—	193,578	193,578
Total liabilities	9,821,844	227,906	693,660	259,178	195,708	—	969,834	12,168,130

Equity	—	—	—	—	—	—	836,722	836,722
Total liabilities and equity	$9,821,844	$227,906	$693,660	$259,178	$195,708	$—	$1,806,556	$13,004,852

Interest rate sensitivity gap	$1,107,786	$(92,489)	$(530,500)	$260,122	$80,028	$588,329	$(1,413,276)
Cumulative interest rate sensitivity gap	$1,107,786	$1,015,297	$484,797	$744,919	$824,947	$1,413,276
Cumulative interest rate sensitive assets to rate sensitive liabilities	111.3%	110.1%	104.5%	106.8%	107.4%	112.6%	106.9%
Cumulative gap to total assets	8.5%	7.8%	3.7%	5.7%	6.3%	10.9%
The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 104.5% as of December 31, 2021, as compared to 116.9% as of December 31, 2020.

In 2020 and 2019, the Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. During the life of these transactions, they have the effect on our gap analysis of moving $250.0 million of borrowings from the less than 90 days re-pricing category to the three months and longer re-pricing categories. Of the $250.0 million, $50.0 million was moved to the 181 to 365 days re-pricing category, $100.0 million was moved to the one to three years re-pricing category and $100.0 million to the three to five years re-pricing category. For additional information on cash flow hedges, refer to Note 17, Derivatives and Hedging Activity, to our consolidated financial statements. In our gap analysis, the allocation of non-maturity, interest-bearing deposits is fully reflected in the less than 90 days re-pricing category. The allocation of non-maturity, noninterest-bearing deposits is fully reflected in the non-sensitive category.

Application of Critical Accounting Estimates

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

Certain accounting policies are based inherently to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management views critical accounting estimates to be those which are highly dependent on subjective or complex judgments, and assumptions and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views the following accounting policies as involving critical accounting estimates: allowance for credit losses on loans and leases and income taxes.

Allowance for Credit Losses on Loans and Leases. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans and leases to present management’s best estimate of the net amount expected to be collected. Adjustments to the allowance for credit losses are established through provisions for credit losses that are recorded in the consolidated statements of income. Loans and leases are charged off against the allowance for credit losses when management believes that the principal is uncollectible. If, at a later time, amounts are recovered with respect to loans and leases previously charged off, the recovered amount is credited to allowance for credit losses. Accrued interest receivable is excluded from the estimate of expected credit losses.

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

In 2020, the Company adopted CECL via cumulative effect adjustment (net of tax) by recording a net decrease to retained earnings of $1.7 million as of January 1, 2020. Results for the years ended December 31, 2021 and 2020 are presented under CECL methodology while amounts prior to January 1, 2020 continue to be reported in accordance with ASC Topic 450, Contingencies; and specific reserves based upon ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

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

Recent Accounting Pronouncements and Developments for Adoption

We do not believe the adoption of any recent accounting pronouncements will have a material impact on the Company. Please see Note 1, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, which is included in Part II, Item 8 of this Report, for additional information.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of TriState Capital Holdings, Inc and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses for loans evaluated on a collective basis

As discussed in notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses on loans and leases was $28.6 million as of December 31, 2021, a portion of which includes the commercial real estate and commercial and industrial loan portfolios. The allowance for credit losses for these loan portfolios includes the estimate of expected credit losses on a collective basis for those homogeneous loans that share similar risk characteristics (the collective ACL). The Company estimated the collective ACL using a current expected credit losses methodology which is based on past events, current conditions, and a reasonable and supportable economic forecast. For each portfolio, the Company uses lifetime loss rate models which identify macroeconomic factors and asset-specific characteristics that are correlated with credit loss experience including loan age, loan type, leverage, risk rating, interest rate spread and industry. The lifetime loss rate is applied to the amortized cost of the loan to estimate the collective ACL over the contractual term of the loan, which includes extension or renewal options that are not unconditionally cancellable by the Company and are adjusted for expected prepayments when appropriate. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance over a complete economic cycle that is adjusted to reflect the impact of a forward-looking forecast of certain macroeconomic variables. The forward-looking forecast of these macroeconomic variables is applied over the remaining life of the loan segments. The development of the reasonable and supportable forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast. A portion of the collective ACL is comprised of adjustments to historical loss rates for asset-specific risk characteristics and to reflect the extent to which the Company expects current or expected conditions to differ from the conditions that existed in the historical loss information evaluated. These adjustments are based on qualitative factors not reflected in the lifetime loss rate models but which impact the measurement of estimated credit losses.

We identified the assessment of the collective ACL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the estimation of the collective ACL due to the significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the models used to estimate: (1) the lifetime loss rates, and their significant assumptions, including the selection of the forward-looking forecast of certain macroeconomic variables, the reasonable and supportable forecast period, and the internal and external historical loss data; and (2) the qualitative factors and their significant assumptions, including adjustments to account for current and expected conditions. The assessment also included an evaluation of the conceptual soundness and performance of the lifetime loss rate models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL estimate, including controls over the:

–Development of the collective ACL methodology

–Continued use and conceptual soundness of the loss rate models

–Performance monitoring of the loss rate models

–Determination and measurement of the significant assumptions used in the loss rate models

–Determination of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors

–Analysis of the collective ACL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ACL estimate by testing certain sources of data, factors, and assumptions that the Company used and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

–Evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles

–Evaluating judgments made by the Company relative to the assessment and performance testing of the loss rate models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

–Assessing the conceptual soundness and performance testing of the loss rate models by inspecting the model documentation to determine whether the models are suitable for their intended use

–Evaluating the methodology used to develop the forward-looking forecast of certain macroeconomic variables and underlying assumptions by comparing it to the Company’s business environment and relevant industry practices

–Testing the historical loss rate information and reasonable and supportable forecast periods to evaluate the length of each period by comparing to specific portfolio risk characteristics, trends, and macroeconomic forecast trends
–Evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACL compared with relevant credit risk factors and consistency with credit trends.

We also evaluated the sufficiency of the audit evidence obtained related to the collective ACL estimate by evaluating the cumulative results of the audit procedures, qualitative aspects of the Company’s accounting practices, and potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

Pittsburgh, Pennsylvania
March 1, 2022

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	December 31, 2021	December 31, 2020
ASSETS

Cash	$340	$341
Interest-earning deposits with other institutions	449,302	429,639
Federal funds sold	2,374	5,462
Cash and cash equivalents	452,016	435,442
Debt securities available-for-sale, at fair value	586,325	617,570
Debt securities held-to-maturity, at amortized cost, net	802,576	211,691
Equity securities, at fair value	4,975	—
Federal Home Loan Bank stock	11,802	13,284
Total investment securities	1,405,678	842,545
Loans and leases held-for-investment	10,763,324	8,237,418
Allowance for credit losses on loans and leases	(28,563)	(34,630)
Loans and leases held-for-investment, net	10,734,761	8,202,788
Accrued interest receivable	25,060	18,783
Investment management fees receivable, net	8,641	7,935
Goodwill and other intangibles, net of accumulated amortization	62,000	63,911
Office properties and equipment, net of accumulated depreciation	19,833	12,369
Operating lease right-of-use asset	35,116	21,294
Bank owned life insurance	98,928	71,787
Prepaid expenses and other assets	162,819	219,962
Total assets	$13,004,852	$9,896,816

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$11,504,389	$8,489,089
Borrowings, net	470,163	400,493
Accrued interest payable on deposits and borrowings	1,841	3,057
Deferred tax liability, net	6,326	5,676
Operating lease liability	36,937	22,958
Other accrued expenses and other liabilities	148,474	218,398
Total liabilities	12,168,130	9,139,671

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000;
Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 80,500, respectively	77,611	77,611
Series C Shares issued and outstanding - 683 and 650, respectively	65,465	61,064
Common stock, voting, no par value; Shares authorized - 51,653,347; Shares issued - 35,665,531 and 34,919,572, respectively; Shares outstanding - 33,263,498 and 32,620,150, respectively	334,566	331,098
Common stock non-voting, no par value; Shares authorized - 6,653,347; Shares issued - none	—	—
Additional paid-in capital	42,655	33,824
Retained earnings	319,766	254,054
Accumulated other comprehensive income (loss), net	(3,424)	(2,697)
Treasury stock (2,402,033 and 2,299,422 shares, respectively)	(38,385)	(36,277)
Total shareholders’ equity	836,722	757,145
Total liabilities and shareholders’ equity	$13,004,852	$9,896,816

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019

Interest income:
Loans and leases	$215,186	$200,839	$239,328
Investments	15,529	14,032	16,324
Interest-earning deposits	582	2,224	6,795
Total interest income	231,297	217,095	262,447
Interest expense:
Deposits	41,504	69,202	125,592
Borrowings	10,434	9,949	9,798
Total interest expense	51,938	79,151	135,390
Net interest income	179,359	137,944	127,057
Provision:
Provision (credit) for credit losses	808	19,400	(968)
Net interest income after provision for credit losses	178,551	118,544	128,025
Non-interest income:
Investment management fees	37,454	32,035	36,442
Service charges on deposits	1,407	1,072	559
Net gain on the sale and call of debt securities	242	3,948	416
Swap fees	14,091	16,274	11,029
Commitment and other loan fees	2,448	1,715	1,788
Bank owned life insurance income	2,142	1,742	1,736
Other income	862	419	812
Total non-interest income	58,646	57,205	52,782
Non-interest expense:
Compensation and employee benefits	84,599	71,197	69,176
Premises and equipment expense	5,837	5,875	5,458
Professional fees	10,820	6,201	6,188
FDIC insurance expense	5,080	9,680	5,292
General insurance expense	1,370	1,142	1,097
State capital shares tax	2,911	1,720	420
Travel and entertainment expense	2,634	2,423	4,620
Technology and data services	14,819	10,803	8,520
Intangible amortization expense	1,911	1,944	2,009
Marketing and advertising	3,624	2,402	2,263
Other operating expenses	12,889	9,716	7,106
Total non-interest expense	146,494	123,103	112,149
Income before tax	90,703	52,646	68,658
Income tax expense	12,643	7,412	8,465
Net income	$78,060	$45,234	$60,193
Preferred stock dividends	12,348	7,873	5,753
Net income available to common shareholders	$65,712	$37,361	$54,440

Earnings per common share:
Basic	$1.77	$1.32	$1.95
Diluted	$1.71	$1.30	$1.89
See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019

Net income	$78,060	$45,234	$60,193

Other comprehensive income (loss):

Unrealized holding gains (losses) on debt securities, net of tax expense (benefit) of $(1,874), $1,267, and $1,696, respectively	(6,041)	3,997	5,356

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $(56), $(927), and $(76), respectively	(178)	(2,919)	(237)

Unrealized holding gains (losses) on derivatives, net of tax expense (benefit) of $928, $(2,216), and $(538) , respectively	2,826	(6,981)	(1,701)

Reclassification adjustment for losses (gains) included in net income on derivatives, net of tax benefit (expense) of $847, $658, and $(304), respectively	2,666	2,074	(955)

Other comprehensive income (loss), net of tax	(727)	(3,829)	2,463

Total comprehensive income	$77,333	$41,405	$62,656

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders' Equity
Balance, December 31, 2018	$38,468	$293,355	$15,364	$164,009	$(1,331)	$(30,511)	$479,354
Net income	—	—	—	60,193	—	—	60,193
Other comprehensive income	—	—	—	—	2,463	—	2,463
Issuance of stock (net of offering costs of $2,889)	77,611	—	—	—	—	—	77,611
Preferred stock dividends	—	—	—	(5,753)	—	—	(5,753)
Exercise of stock options	—	1,994	(1,094)	—	—	—	900
Purchase of treasury stock	—	—	—	—	—	(2,312)	(2,312)
Stock-based compensation	—	—	8,825	—	—	—	8,825
Balance, December 31, 2019	$116,079	$295,349	$23,095	$218,449	$1,132	$(32,823)	$621,281
Net income	—	—	—	45,234	—	—	45,234
Impact of adoption of ASU 2014-09	—	—	—	(1,731)	—	—	(1,731)
Other comprehensive loss	—	—	—	—	(3,829)	—	(3,829)
Issuance of stock (net of offering costs of $4,998) (1)	61,064	34,720	4,218	—	—	—	100,002
Preferred stock dividends	—	—	—	(7,873)	—	—	(7,873)
Exercise of stock options	—	1,029	(523)	—	—	—	506
Purchase of treasury stock	—	—	—	—	—	(3,589)	(3,589)
Reissuance of treasury stock	—	—	—	(25)	—	135	110
Cancellation of stock options	—	—	(2,484)	—	—	—	(2,484)
Stock-based compensation	—	—	9,518	—	—	—	9,518
Balance, December 31, 2020	$177,143	$331,098	$33,824	$254,054	$(2,697)	$(36,277)	$757,145
Net income	—	—	—	78,060	—	—	78,060
Other comprehensive loss	—	—	—	—	(727)	—	(727)
Preferred stock dividend	4,401	—	—	(12,348)	—	—	(7,947)
Exercise of stock options	—	3,468	(2,195)	—	—	—	1,273
Purchase of treasury stock	—	—	—		—	(2,108)	(2,108)
Stock-based compensation	—	—	11,026	—	—	—	11,026
Balance, December 31, 2021	$181,544	$334,566	$42,655	$319,766	$(3,424)	$(38,385)	$836,722
(1)Valuation of the warrants related to the issuance of stock was recorded as a component of additional paid-in capital. For additional information on the issuance of stock, refer to Note 12, Stock Transactions, to our consolidated financial statements.

See accompanying notes to consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$78,060	$45,234	$60,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	4,886	4,209	3,646
Amortization of deferred financing costs	215	143	84
Impairment on historic tax credit investments	5,623	1,801	—
Provision (credit) for credit losses	808	19,400	(968)
Net loss (gain) on the sale of loans and leases	(619)	50	—
Stock-based compensation expense	11,026	9,518	8,825
Net gain on the sale or call of debt securities available-for-sale	(234)	(3,846)	(312)
Net gain on the call of debt securities held-to-maturity	(8)	(102)	(104)
Net loss (gain) from equity securities	25	—	(842)
Income from debt securities trading	(112)	(352)	—
Purchase of debt securities trading	(34,341)	(40,477)	—
Proceeds from the sale of debt securities trading	34,453	40,792	—
Net amortization (accretion) of premiums and discounts on debt securities	12,929	3,960	16
Increase in investment management fees receivable, net	(706)	(375)	(261)
Decrease (increase) in accrued interest receivable	(6,277)	3,543	(1,624)
Increase (decrease) in accrued interest payable	(1,216)	(2,433)	286
Bank owned life insurance income	(2,142)	(1,742)	(1,736)
Increase (decrease) in income taxes payable	1,064	188	(156)
Decrease in prepaid income taxes	(33)	2,755	5,189
Deferred tax provision	805	506	2,640
Increase (decrease) in accounts payable and other accrued expenses	(715)	2,752	(6,361)
Cash received for reimbursement of leasehold improvements	—	2,196	—
Other, net	2,255	(512)	(322)
Net cash provided by operating activities	105,746	87,208	68,193
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(652,836)	(571,837)	(59,110)
Purchase of debt securities held-to-maturity	(496,533)	(447,077)	(258,428)
Purchase of equity securities	(5,000)	—	—
Proceeds from the sale of debt securities available-for-sale	126,577	120,400	6,993
Proceeds from the sale of equity securities	—	—	13,679
Principal repayments and maturities of debt securities available-for-sale	67,846	85,282	43,704
Principal repayments and maturities of debt securities held-to-maturity	374,480	430,090	258,581
Purchase of bank owned life insurance	(25,000)	—	—
Investment in low-income housing and historic tax credits	(12,205)	(6,020)	(12,505)
Investment in small business investment companies	(1,695)	(850)	(1,283)
Net redemption of Federal Home Loan Bank stock	1,482	11,040	347
Net increase in loans and leases, net	(2,540,423)	(1,665,788)	(1,442,818)
Proceeds from the sale of loans and leased equipment	8,250	6,158	—
Proceeds from the sale of other real estate owned	351	1,527	169
Additions to office properties and equipment	(10,439)	(5,067)	(6,080)
Net cash used in investing activities	(3,165,145)	(2,042,142)	(1,456,751)

Cash flows from financing activities:
Net increase in deposit accounts	3,015,300	1,854,476	1,584,152
Net increase (decrease) in Federal Home Loan Bank advances	(50,000)	(55,000)	(10,000)
Proceeds from line of credit advances	15,200	40,000	—
Repayment of line of credit advances	(20,200)	(35,000)	(4,250)
Net proceeds from issuance of senior and subordinated notes payable	124,455	95,349	—
Net proceeds from issuance of stock	—	100,002	77,611
Repayment of subordinated debt	—	—	(35,000)
Proceeds from exercise of stock options	1,273	506	900
Cancellation of stock options	—	(2,484)	—
Payment of contingent consideration	—	—	(2,920)
Purchase of treasury stock, net of reissuance	(2,108)	(3,479)	(2,312)
Dividends paid on preferred stock	(7,947)	(7,849)	(5,753)
Net cash provided by financing activities	3,075,973	1,986,521	1,602,428
Net change in cash and cash equivalents during the period	16,574	31,587	213,870
Cash and cash equivalents at beginning of the period	435,442	403,855	189,985
Cash and cash equivalents at end of the period	$452,016	$435,442	$403,855

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest expense	$52,939	$81,572	$135,021
Income taxes	$6,872	$693	$(2,035)
Other non-cash activity:
Operating lease right-of-use asset	$13,980	$—	$22,589
Loan foreclosures and repossessions	$—	$—	$1,492
Transfer of debt securities available-for-sale to held-to-maturity	$480,769	$—	$—
Series C dividend paid in kind	$4,401	$—	$—

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

The Company and the Bank are subject to regulatory examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities and the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the Bank’s consolidated total assets exceeded $10 billion for four consecutive quarters as of December 31, 2021, the Company and the Bank are subject to the regulatory examination and supervision of the Consumer Financial Protection Bureau (“CFPB”) with respect to certain consumer protection laws. Chartwell is a registered investment adviser regulated by the Securities and Exchange Commission (“SEC”). CTSC Securities is regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

On October 20, 2021, the Company announced that it entered into a definitive agreement under which Raymond James Financial, Inc. (“Raymond James”) will acquire the outstanding shares of stock of the Company for consideration that is a combination of cash and Raymond James stock at a fixed exchange rate, valued in aggregate at approximately $1.10 billion based on the trading value of Raymond James’ stock on the announcement date. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in 2022.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of related revenues and expenses during the reporting period. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than those anticipated in the estimates, which could materially affect the financial results of our operations and financial condition.

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

INVESTMENT SECURITIES
The Company’s investments are classified as either: (1) held-to-maturity, which are debt securities that the Company intends to hold until maturity and are reported at amortized cost, net of allowance for credit losses; (2) trading, which are debt securities bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in non-interest income; (3) available-for-sale, which are debt securities not classified as either held-to-maturity or trading securities and are reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), on an after-tax basis; or (4) equity securities, which are reported at fair value, with unrealized gains and losses included in non-interest income.

The cost of securities sold is determined on a specific identification basis. Amortization of premiums and accretion of discounts are recorded to interest income on investments over the estimated life of the security utilizing the level yield method. Management evaluates expected credit losses on held-to-maturity debt securities on a collective or pool basis, by investment category and credit rating. The Company measures credit losses by comparing the present value of cash flows expected to be collected to the amortized cost of the security considering historical credit loss information, adjusted for current conditions and reasonable and supportable economic forecasts. The Company’s investment securities can be classified into the following pools based on similar risk characteristics: (1) U.S. government agencies, (2) state and local municipalities, (3) domestic corporations, including trust preferred securities, and (4) non-agency securitizations. The Company’s U.S. government agency securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. For the remaining pools of securities, the credit rating of the issuers, the investment’s cash flow characteristics and the underlying instruments securitizing certain bonds are the most relevant risk characteristics of the investment portfolio. The Company’s investment policy only allows for purchases of investments with investment grade credit ratings and the Company continuously monitors for changes in credit ratings. Probability of default and loss given default rates are based on historical averages for each investment pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables, such as unemployment rates and interest rate spreads, which management considers to be both reasonable and supportable. The forecast of these macroeconomic variables is applied over a period of three years and reverts to historical averages over a two-year reversion period.
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

FEDERAL HOME LOAN BANK STOCK
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of December 31, 2021 and 2020. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

The collateral on our private banking loans that are secured by cash, marketable securities and/or cash value life insurance are monitored daily and requires borrowers to continually replenish such collateral as a result of changes in its fair value. Therefore, it is expected that the fair value of the collateral value securing each loan will exceed the loan’s amortized cost and no allowance for credit losses would be required under Accounting Standard Codification (“ASC”) 326-20-35-6 “Financial Assets Secured by Collateral Maintenance Provisions.”

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

The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Loss rates are based on historical averages for each loan pool, adjusted to reflect the impact of a single, forward-looking forecast of certain macroeconomic variables such as gross domestic product, unemployment rates, corporate bond credit spreads and commercial property values, which management considers to be both reasonable and supportable. The single, forward-looking forecast of these macroeconomic variables is applied over the remaining life of the loan pools. The development of the reasonable and supportable forecast incorporates an assumption that each macroeconomic variable will revert to a long-term expectation starting in years two to four of the forecast and largely completing within the first five years of the forecast.

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

In 2020, the Company adopted CECL via cumulative effect adjustment (net of tax) by recording a net decrease to retained earnings of $1.7 million as of January 1, 2020. Results for the years ended December 31, 2021 and 2020 are presented under CECL methodology while amounts prior to January 1, 2020 continue to be reported in accordance with ASC Topic 450, Contingencies; and specific reserves based upon ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as commercial loans, consumer lines of credit and residential mortgages that are not individually evaluated for impairment. ASC Topic 310 is applied to commercial and consumer loans that are individually evaluated for impairment.

For additional detail regarding allowance for credit losses on loans and leases, see Note 5.

INVESTMENT MANAGEMENT FEES
Revenue from contracts with customers is recognized when promised services are delivered to our customers in an amount we expect to receive in exchange for those services (i.e., the transaction price). Payment for the majority of our services is considered to be variable consideration, as the amount of revenue we expect to receive is subject to factors outside of our control, including market conditions. Variable consideration is only included in revenue when amounts are not subject to significant reversal, which is generally when uncertainty around the amount of revenue to be received is resolved. We record deferred revenue from contracts with customers when payment is received prior to the performance of our obligation to the customer.

We earn investment management fees for performing portfolio management for retail and institutional clients. Such fees are generally calculated as a percentage of the value of client assets or, for certain pooled assets such as mutual funds, on the net asset value of assets managed. The value of these assets is impacted by market fluctuations and net inflows or outflows of assets. Fees are generally collected quarterly and are based on balances either at the beginning of the quarter or the end of the quarter, or on average balances throughout the quarter. Asset management fees are recognized on a monthly basis (i.e., over time) as the services are performed.

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. The Company has not experienced any losses on receivables for asset management fees for the years ended December 31, 2021, 2020 and 2019. The Company had no allowance for credit losses on investment management fees as of December 31, 2021 and 2020.

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

BORROWINGS
The Company records FHLB advances, line of credit borrowings, senior notes payable and subordinated notes payable at their principal amount, net of debt issuance costs. Interest expense is recognized based on the coupon rate of the obligations. Costs associated with the acquisition of subordinated notes payable are amortized to interest expense over the expected term of the borrowing.

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

DERIVATIVES AND HEDGING ACTIVITIES
All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities. All derivatives are recognized as either assets or liabilities on the consolidated statements of financial condition and measured at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. Any hedge ineffectiveness would be recognized in the income statement line item pertaining to the hedged item. For derivatives designated as cash flow hedges, changes in fair value of the effective portion of the cash flow hedges are reported in accumulated other comprehensive income (loss). When the cash flows associated with the hedged item are realized, the gain or loss included in accumulated other comprehensive income (loss) is recognized in the consolidated statements of income. The Company also has interest rate derivative positions that are not designated as hedging instruments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. The Company is required to have minimum collateral posting thresholds with certain of its derivative counterparties and this collateral is considered restricted cash.

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

RECENT ACCOUNTING DEVELOPMENTS
On October 28, 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with

Customers. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2022 and provides an exception to fair value measurement for revenue contracts acquired in business combinations. Early adoption is permitted. for both interim and annual financial statements that have not yet been issued(or made available for issuance). The Company is currently evaluating the impact of adopting ASU 2021-05 on its consolidated financial statements.

In July 2021, the FASB issued ASU 2021-5, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments are effective for fiscal years beginning after December 15, 2021, for all entities, and for interim periods within those fiscal years for public business entities and interim periods within fiscal years beginning after December 15, 2022, for all other entities. The amendments in this update address stakeholders’ concerns by amending the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease in accordance with the classification criteria in paragraphs 842-10-25-2 through 25-3; and (2) the lessor would have otherwise recognized a day-one loss. The adoption of this ASU on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

In April 2021, the FASB issued ASU 2021-04, which included Topic 260: Earnings Per Share. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (“warrants”) due to a lack of explicit guidance in the FASB Codification. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The adoption of this ASU on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

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

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$145,568	$897	$273	$—	$146,192
Trust preferred securities	13,610	200	183	—	13,627
Non-agency residential mortgage-backed securities	281,282	—	4,164	—	277,118
Agency collateralized mortgage obligations	16,458	42	2	—	16,498
Agency mortgage-backed securities	122,044	32	1,599	—	120,477
Agency debentures	6,732	496	—	—	7,228
Municipal bonds	5,189	—	4	—	5,185
Total debt securities available-for-sale	$590,883	$1,667	$6,225	$—	$586,325
(1)Available-for-sale debt securities are recorded on the statement of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
U.S. treasury notes	$39,097	$12	$443	$38,666	$—
Corporate bonds	25,167	827	16	25,978	71
Agency debentures	36,794	534	395	36,933	—
Municipal bonds	890	1	—	891	—
Non-agency residential mortgage-backed securities	184,731	1	3,088	181,644	65
Agency mortgage-backed securities	516,033	570	8,753	507,850	—
Total debt securities held-to-maturity	$802,712	$1,945	$12,695	$791,962	$136
(1)Held-to-maturity debt securities are recorded on the statement of financial condition at amortized cost, net of allowance for credit losses.

During the first quarter of 2021, the Company transferred $480.8 million in fair value of previously designated available-for-sale agency mortgage-backed securities to held-to-maturity.

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
(1) Available-for-sale debt securities are recorded on the statement of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$28,672	$566	$1	$29,237	$79
Agency debentures	48,130	1,051	—	49,181	—
Municipal bonds	6,577	45	—	6,622	—
Non-agency residential mortgage-backed securities	124,152	237	217	124,172	70
Agency mortgage-backed securities	4,309	778	—	5,087	—
Total debt securities held-to-maturity	$211,840	$2,677	$218	$214,299	$149
(1)Held-to-maturity debt securities are recorded on the statement of financial condition at amortized cost, net of allowance for credit losses.

Interest income on investment securities was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Taxable interest income	$14,801	$12,707	$14,558
Non-taxable interest income	115	227	381
Dividend income	613	1,098	1,385
Total interest income on investments	$15,529	$14,032	$16,324

As of December 31, 2021, the contractual maturities of the debt securities were:

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$27,500	$27,536	$890	$891
Due from one to five years	60,144	60,675	15,167	15,556
Due from five to 10 years	62,680	62,819	94,514	94,574
Due after 10 years	440,559	435,295	692,141	680,941
Total debt securities	$590,883	$586,325	$802,712	$791,962

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale			Held-to-Maturity
	Years Ended December 31,			Years Ended December 31,
(Dollars in thousands)	2021	2020	2019	2021	2020	2019
Proceeds from sales	$126,577	$120,400	$6,993	$—	$—	$—
Proceeds from calls	13,000	11,426	17,336	147,757	398,248	255,538
Total proceeds	$139,577	$131,826	$24,329	$147,757	$398,248	$255,538

Gross realized gains	$235	$3,846	$312	$27	$102	$104
Gross realized losses	1	—	—	19	—	—
Net realized gains (losses)	$234	$3,846	$312	$8	$102	$104

There were $38.7 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships as of December 31, 2021.

Changes in the allowance for credit losses on held-to-maturity securities were as follows for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
(Dollars in thousands)	Corporate Bonds	Non-agency Securitizations	Municipal Bonds	Agency Debentures and Securitizations	U.S. Treasury Notes	Total
Balance, beginning of period	$79	$70	$—	$—	$—	$149
Provision (credit) for credit losses	(8)	(5)	—	—	—	(13)
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$71	$65	$—	$—	$—	$136

	Year Ended December 31, 2020
(Dollars in thousands)	Corporate Bonds	Non-agency Securitizations	Municipal Bonds	Agency Debentures and Securitizations	U.S. Treasury Notes	Total
Balance, beginning of period	$—	$—	$—	$—	$—	$—
Impact of adopting CECL	49	—	—	—	—	49
Provision for credit losses	30	70	—	—	—	100
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	79	70	—	—	—	149

The following tables show the fair value and gross unrealized losses debt securities available-for-sale, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020:

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	20,191	118	11,808	155	31,999	273
Trust preferred securities	2,046	76	2,270	107	4,316	183
Non-agency residential mortgage-backed securities	277,118	4,164	—	—	277,118	4,164
Agency collateralized mortgage obligations	1,600	2	—	—	1,600	2
Agency mortgage-backed securities	119,320	1,599	89	—	119,409	1,599
Municipal bonds	5,185	4	—	—	5,185	4
Temporarily impaired debt securities available-for-sale (1)	$425,460	$5,963	$14,167	$262	$439,627	$6,225
(1)The number of investment positions with unrealized losses totaled 39 for available-for-sale securities.

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$28,796	$277	$9,751	$249	$38,547	$526
Trust preferred securities	13,313	198	—	—	13,313	198
Agency collateralized mortgage obligations	—	—	9,863	5	9,863	5
Agency mortgage-backed securities	89,931	209	—	—	89,931	209
Temporarily impaired debt securities available-for-sale (1)	$132,040	$684	$19,614	$254	$151,654	$938
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

	December 31, 2021
(Dollars in thousands)	Aaa	Aa	A	Baa	Ba	Total
Debt securities held-to-maturity:
U.S. treasury notes	$39,097	$—	$—	$—	$—	$39,097
Corporate Bonds	—	—	—	25,167	—	25,167
Agency debentures	36,794	—	—	—	—	36,794
Municipal bonds	—	480	410	—	—	890
Non-agency residential mortgage-backed securities	184,731	—	—	—	—	184,731
Agency mortgage-backed securities	516,033	—	—	—	—	516,033
Total debt securities held-to-maturity	$776,655	$480	$410	$25,167	$—	$802,712

Accrued interest receivable of $1.6 million and $697,000 on debt securities held-to-maturity as of December 31, 2021 and 2020, respectively, was excluded from the amortized cost used in the calculation of allowance for credit losses. The Company had no debt securities held-to-maturity that were past due as of December 31, 2021.

There were no outstanding debt securities classified as trading as of December 31, 2021 and December 31, 2020.

Equity securities consisted of mutual funds investing in short-duration, investment grade corporate bonds. The investments in these securities were $5.0 million and $0 as of December 31, 2021 and 2020, respectively.

[3] FEDERAL HOME LOAN BANK STOCK

The Company is a member of the FHLB system. As a member of the FHLB of Pittsburgh, the Company must maintain a minimum investment in the capital stock of the FHLB in an amount equal to 4.00% of its outstanding advances, 0.75% of its issued letters of credits, and 0.10% of its membership asset value, as defined, with the FHLB. The FHLB has the ability to change the calculation of the required stock investment at any time. At December 31, 2021, $11.8 million of stock was required based on $250.0 million in outstanding advances, $4.0 million in issued letters of credit and the Bank’s membership asset value of approximately $1.77 billion. The Company held FHLB stock totaling $11.8 million and $13.3 million at December 31, 2021 and 2020, respectively. The Company received dividends from its holdings in FHLB capital stock of $613,000, $1.1 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Loans and leases held-for-investment were comprised of the following:

	December 31, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$6,870,961	$1,509,418	$2,369,335	$10,749,714
Net deferred loan costs (fees)	15,537	4,005	(5,932)	13,610
Loans and leases held-for-investment, net of deferred fees and costs	6,886,498	1,513,423	2,363,403	10,763,324
Allowance for credit losses on loans and leases	(1,891)	(8,453)	(18,219)	(28,563)
Loans and leases held-for-investment, net	$6,884,607	$1,504,970	$2,345,184	$10,734,761

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$4,797,881	$1,269,248	$2,160,784	$8,227,913
Net deferred loan costs (fees)	9,919	4,904	(5,318)	9,505
Loans and leases held-for-investment, net of deferred fees and costs	4,807,800	1,274,152	2,155,466	8,237,418
Allowance for credit losses on loans and leases	(2,047)	(5,254)	(27,329)	(34,630)
Loans and leases held-for-investment, net	$4,805,753	$1,268,898	$2,128,137	$8,202,788

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Included in unused loan commitments are unused availability under demand loans for our private banking lines secured by cash, marketable securities and/or cash value life insurance, as well as commitments to fund loans secured by residential properties, commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit. The amount of unfunded commitments, including standby letters of credit, as of December 31, 2021 and 2020, was $10.74 billion and $6.73 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The total unfunded commitments above included loans in the process of origination totaling approximately $162.0 million and $39.6 million as of December 31, 2021 and 2020, respectively, which extend over varying periods of time.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of December 31, 2021 and 2020, included in the total unfunded commitments above, was $60.8 million and $82.0 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the years ended December 31, 2021 and 2020, there were draws on letters of credit totaling $4.2 million and $383,000, respectively, which were immediately repaid by the borrowers or converted to an outstanding loan based on the contractual terms and subsequently repaid. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements.

The allowance for credit losses on off-balance sheet credit exposures was $2.9 million and $3.4 million as of December 31, 2021 and December 31, 2020, respectively, which includes allowance for credit losses on unfunded loan commitments and standby letters of credit.

As of December 31, 2021 and 2020, 88.5% and 90.3%, respectively, of the Company’s commercial loan portfolio was comprised of loans to customers within the Company’s primary market areas of Pennsylvania, Ohio, New Jersey, New York and contiguous states. As a result, the commercial loan and lease portfolio is subject to the general economic conditions within those areas. The Company evaluates each customer’s creditworthiness on an individual basis. The amount of collateral obtained by the Company upon extension of credit is based on management’s credit evaluation of the borrower. The Company does not believe it has significant concentrations of credit risk in any one group of borrowers given its underwriting and collateral requirements.

The Company’s loan and lease portfolio is comprised of amortizing loans, where scheduled principal and interest payments are applied according to the terms of the loan agreement, as well as interest-only loans. As of December 31, 2021 and 2020, interest-only loans represented 79.7% and 76.1%, respectively, of the loans held-for-investment, the majority of which were lines of credit.

There were $6.65 billion in loans that are due on demand with no stated maturity and $4.12 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2021, compared to $4.57 billion in loans that are due on demand with no stated maturity and $3.67 billion in loans with stated maturities which have an expected average remaining maturity of approximately four years as of December 31, 2020. As of December 31, 2021 and 2020, 95.0% and 93.8%, respectively, of the Company’s portfolio was comprised of variable rate loans.

[5] ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

Our allowance for credit losses represents our current estimate of expected credit losses in the portfolio at a specific point in time. This estimate includes credit losses associated with loans and leases evaluated on a collective or pool basis, as well as expected credit losses of the individually evaluated loans and leases that do not share similar risk characteristics. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions, and economic forecasts over a reasonable and supportable period of time. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for credit losses on loans and leases takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Results for the years ended December 31, 2021 and 2020 are presented under CECL methodology while amounts prior to January 1, 2020 continue to be reported in accordance with previously applicable GAAP. Refer to Note 1, Summary of Significant Accounting Policies, for more details on the Company’s policy on allowance for credit losses on loans and leases.

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

This portfolio also has some loans that are secured by residential real estate or other financial assets and unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower. The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 99.0% and 98.6% of total private banking loans as of December 31, 2021 and 2020, respectively.

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

The following table presents the amortized cost of loans by portfolio, risk rating and year of origination:

	As of December 31, 2021
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$21,365	$57,722	$29,935	$54,082	$7,121	$50,545	$6,665,728	$6,886,498
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total private banking loans	21,365	57,722	29,935	54,082	7,121	50,545	6,665,728	6,886,498
Commercial and Industrial:
Pass	240,980	156,216	186,879	55,729	39,523	25,328	787,778	1,492,433
Special mention	—	1,353	—	—	—	138	3,826	5,317
Substandard	—	—	1,757	—	578	41	8,984	11,360
Doubtful	—	375	—	3,938	—	—	—	4,313
Total commercial and industrial loans	240,980	157,944	188,636	59,667	40,101	25,507	800,588	1,513,423
Commercial Real Estate:
Pass	572,630	512,139	454,762	333,477	187,090	251,809	35,617	2,347,524
Special mention	—	—	—	—	—	2,288	—	2,288
Substandard	—	261	5,395	621	—	7,314	—	13,591
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	572,630	512,400	460,157	334,098	187,090	261,411	35,617	2,363,403
Loans and leases held-for-investment	$834,975	$728,066	$678,728	$447,847	$234,312	$337,463	$7,501,933	$10,763,324
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment at December 31, 2021.

Accrued interest receivable of $21.8 million and $16.4 million on loans and leases as of December 31, 2021 and December 31, 2020, respectively, was excluded from the amortized cost used in the allowance for credit losses.

Changes in the allowance for credit losses on loans and leases were as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$5,254	$27,329	$2,047	$34,630
Provision (credit) for credit losses	7,604	(6,628)	(156)	820
Charge-offs	(4,633)	(2,482)	—	(7,115)
Recoveries	228	—	—	228
Balance, end of period	$8,453	$18,219	$1,891	$28,563

	Year Ended December 31, 2020
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$5,262	$6,873	$1,973	$14,108
Impact of adopting CECL	(2,431)	3,560	(187)	942
Provision for credit losses	1,973	16,896	432	19,301
Charge-offs	—	—	(171)	(171)
Recoveries	450	—	—	450
Balance, end of period	$5,254	$27,329	$2,047	$34,630

	Year Ended December 31, 2019
(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Private Banking	Total
Balance, beginning of period	$5,764	$5,502	$1,942	$13,208
Provision (credit) for credit losses	(2,482)	1,371	143	(968)
Charge-offs	—	—	(112)	(112)
Recoveries	1,980	—	—	1,980
Balance, end of period	$5,262	$6,873	$1,973	$14,108

The following tables present the age analysis of past due loans segregated by class of loan:

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$678	$—	$—	$678	$6,885,820	$6,886,498
Commercial and industrial	—	—	4,313	4,313	1,509,110	1,513,423
Commercial real estate	—	—	—	—	2,363,403	2,363,403
Loans and leases held-for-investment	$678	$—	$4,313	$4,991	$10,758,333	$10,763,324

	December 31, 2020
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$250	$—	$—	$250	$4,807,550	$4,807,800
Commercial and industrial	—	—	458	458	1,273,694	1,274,152
Commercial real estate	2,926	—	6,296	9,222	2,146,244	2,155,466
Loans and leases held-for-investment	$3,176	$—	$6,754	$9,930	$8,227,488	$8,237,418

Individually Evaluated Loans

Management monitors the delinquency status of the Company’s loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

The following tables present the Company’s amortized cost of individually evaluated loans and related information on those loans as of and for the years ended December 31, 2021, 2020 and 2019:

	As of and for the Year Ended December 31, 2021
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	15,673	19,989	4,646	19,553	786
Commercial real estate	1,139	1,139	37	1,139	56
Total with a related allowance recorded	16,812	21,128	4,683	20,692	842
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	15,673	19,989	4,646	19,553	786
Commercial real estate	1,139	1,139	37	1,139	56
Total	$16,812	$21,128	$4,683	$20,692	$842

	As of and for the Year Ended December 31, 2020
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total with a related allowance recorded	9,680	9,708	1,988	9,680	—
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	458	457	103	458	—
Commercial real estate	9,222	9,251	1,885	9,222	—
Total	$9,680	$9,708	$1,988	$9,680	$—

	As of and for the Year Ended December 31, 2019
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$171	$193	$171	$171	$—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total with a related allowance recorded	171	193	171	171	—
Without a related allowance recorded:
Private banking	13	13	—	13	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	13	13	—	13	—
Total:
Private banking	184	206	171	184	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total	$184	$206	$171	$184	$—

Individually evaluated loans were $16.8 million and $9.7 million as of December 31, 2021 and 2020, respectively. There was no interest income recognized on individually evaluated loans that were also on non-accrual status for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, there were no loans 90 days or more past due and still accruing interest income.

The Company estimates allowance for credit losses individually for loans that do not share similar risk characteristics, including non-accrual loans and loans designated as a TDR, using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations there were specific reserves totaling $4.7 million and $2.0 million as of December 31, 2021 and 2020, respectively. Refer to Note 1, Summary of Significant Accounting Policies, for the Company’s policy on evaluating loans for expected credit losses and interest income.

The following tables present the allowance for credit losses on loans and leases and amortized cost of individually evaluated loans:

	December 31, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$4,646	$37	$4,683
Collectively evaluated for impairment	1,891	3,807	18,182	23,880
Total allowance for credit losses on loans and leases	$1,891	$8,453	$18,219	$28,563

Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$15,673	$1,139	$16,812
Collectively evaluated for impairment	6,886,498	1,497,750	2,362,264	10,746,512
Loans and leases held-for-investment	$6,886,498	$1,513,423	$2,363,403	$10,763,324

	December 31, 2020
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$103	$1,885	$1,988
Collectively evaluated for impairment	2,047	5,151	25,444	32,642
Total allowance for credit losses on loans and leases	$2,047	$5,254	$27,329	$34,630

Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$458	$9,222	$9,680
Collectively evaluated for impairment	4,807,800	1,273,694	2,146,244	8,227,738
Loans and leases held-for-investment	$4,807,800	$1,274,152	$2,155,466	$8,237,418

Troubled Debt Restructuring

The aggregate recorded investment in individually evaluated loans with terms modified through a TDR on non-accrual was $0 and $2.9 million as of December 31, 2021 and 2020, respectively. The aggregate recorded investment in individually evaluated loans with terms modified through a TDR also accruing interest was $12.5 million and $0 as of December 31, 2021 and 2020, respectively. There were no unused commitments on loans designated as TDR as of December 31, 2021 and 2020.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with payment defaults during the years ended December 31, 2021, 2020 or 2019.

The financial effects of our modifications made to loans newly designated as TDRs during the year ended December 31, 2021 and 2020, were as follows:

	Year Ended December 31, 2021
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Credit Losses at the time of Modification	Current Allowance for Credit Losses
Commercial & Industrial:
Extended term, deferred principal and increased advance rates	1
		$11,360	$11,360	$334	$334
Commercial Real Estate:
Extended term, deferred principal and increased advance rates	1
		$1,139	$1,139	$37	$37
Total	2	$12,499	$12,499	$371	$371

	Year Ended December 31, 2020
(Dollars in thousands)	Count	Recorded Investment at the time of Modification	Current Recorded Investment	Allowance for Loan Losses at the time of Modification	Current Allowance for Loan Losses
Commercial Real Estate:
Extended term, forgave principal and change in interest terms	1	$2,926	$2,926	$468	$468
Total	1	$2,926	$2,926	$468	$468

Other Real Estate Owned

As of December 31, 2021 and 2020, the balance of OREO was $2.0 million and $2.7 million, respectively. During the year ended December 31, 2021, a property was sold from OREO for $351,000 with a net loss of $39,000. During the year ended December 31, 2020, a property was sold from OREO for $1.5 million with a net gain of $65,000. There were no residential mortgage loans that were in the process of foreclosure as of December 31, 2021 and 2020.

[6] GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of net assets acquired.

The following table presents the change in goodwill for the years ended December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Balance, beginning of period	$41,660	$41,660
Additions	—	—
Balance, end of period	$41,660	$41,660

The Company determined the amount of identifiable intangible assets based upon an independent valuation. The following table presents the change in intangible assets for the years ended December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Balance, beginning of period	$22,251	$24,194
Additions	—	—
Amortization	(1,911)	(1,943)
Balance, end of period	$20,340	$22,251

The following table presents the gross amount of intangible assets and total accumulated amortization by class:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Trade name	$4,040	$(1,112)	$2,928	$4,040	$(939)	$3,101
Client Relationships:
Sub-advisory client list	11,645	(6,708)	4,937	11,645	(5,838)	5,807
Separate managed accounts client list	3,175	(1,716)	1,459	3,175	(1,404)	1,771
Other institutional client list	5,950	(4,237)	1,713	5,950	(3,696)	2,254
Non-compete agreements	522	(519)	3	522	(504)	18
Total finite-lived intangibles	25,332	(14,292)	11,040	25,332	(12,381)	12,951
Client Relationships:
Mutual fund client relationships (indefinite-lived)	9,300	—	9,300	9,300	—	9,300
Total intangible assets	$34,632	$(14,292)	$20,340	$34,632	$(12,381)	$22,251

Intangible amortization expense on finite-lived intangible assets totaled $1.9 million, $1.9 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following is a summary of the expected intangible amortization expense for finite-lived intangibles assets, assuming no new additions, for each of the five years following December 31, 2021:

(Dollars in thousands)	Amount
2022	$1,900
2023	1,897
2024	1,806
2025	1,336
2026	1,246
Thereafter	2,855
Total finite-lived intangibles	$11,040

[7] OFFICE PROPERTIES AND EQUIPMENT

The following is a summary of office properties and equipment by major classification as of December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
Furniture, fixtures and equipment	$26,695	$20,244
Leasehold improvements	12,355	8,366
Total, at cost	39,050	28,610
Accumulated depreciation	(19,217)	(16,241)
Net office properties and equipment	$19,833	$12,369

Depreciation expense was $3.0 million, $2.3 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

[8] OPERATING LEASES

The Company has noncancellable operating leases primarily for its six office spaces and other office equipment that expire between 2022 and 2036. These leases generally contain renewal options for periods ranging from one to five years. Because the Company is not reasonably certain that it will exercise these renewal options, the options are not considered in determining the lease terms and associated potential option payments are excluded from lease payments. The Company’s leases generally do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for many of the Company’s leases, variable payments. Variable payments for office space leases include the Company’s proportionate share of the building’s property taxes, insurance and common area maintenance. For office equipment leases for which the Company has elected not to separate lease and non-lease components, maintenance services are provided by the lessor at a fixed cost and are included in the fixed lease payments for the single, combined lease component.

The Company rents office space in its six office locations which are accounted for as operating leases. The remaining lease terms have expirations from 2022 to 2036 and provide for one or more renewal options. These leases provide for annual rent escalations and payment of certain operating expenses applicable to the leased space. The Company records rent expense on a straight-line basis over the term of the lease. Operating lease cost was $3.2 million, $3.1 million and $2.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net deferred rent liability was $1.8 million and $1.7 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the weighted average remaining lease term was 13 years and the weighted average discount rate as 3.80%.

Maturities of lease liabilities under noncancellable leases as of December 31, 2021, are as follows:

(Dollars in thousands)	Amount
December 31,
2022	$3,112
2023	3,678
2024	3,612
2025	3,756
2026	3,672
Thereafter	29,452
Total undiscounted lease payments	$47,282
Imputed interest	10,345
Operating lease liability	$36,937

During quarter ended September 30, 2021, the Company entered into a lease agreement for additional office space in Pittsburgh. This lease is expected to commence in mid-2022 when we begin to occupy the property.

[9] DEPOSITS

As of December 31, 2021 and 2020, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	December 31, 2021	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$776,256	$456,426
Interest-bearing checking accounts	0.05% to 1.70%	0.35%	0.38%	4,318,523	3,068,834
Money market deposit accounts	0.10% to 3.25%	0.40%	0.56%	5,632,093	3,927,797
Total demand and savings accounts				10,726,872	7,453,057
Certificates of deposit	0.04% to 3.15%	0.41%	1.08%	777,517	1,036,032
Total deposits				$11,504,389	$8,489,089
Weighted average rate on interest-bearing accounts		0.38%	0.56%

As of December 31, 2021 and 2020, the Bank had total brokered deposits of $955.5 million and $753.3 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $2.06 billion and $1.72 billion as of December 31, 2021 and 2020, respectively, and were not considered brokered deposits.

As of December 31, 2021 and 2020, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $477.0 million and $534.3 million, respectively. As of December 31, 2021 and 2020, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $126.4 million and $159.6 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
12 months or less	$693,339	$892,427
12 months to 24 months	72,735	132,443
24 months to 36 months	11,443	11,162
Total	$777,517	$1,036,032

Interest expense on deposits for the years ended December 31, 2021, 2020 and 2019, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest-bearing checking accounts	$13,106	$14,493	$21,480
Money market deposit accounts	23,299	35,095	69,336
Certificates of deposit	5,099	19,614	34,776
Total interest expense on deposits	$41,504	$69,202	$125,592

[10] BORROWINGS

As of December 31, 2021 and 2020, borrowings were comprised of the following:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 12/20/2021	0.30%	50,000	3/21/2022
Issued 12/2/2021	0.27%	50,000	3/2/2022
Issued 12/1/2021	0.27%	150,000	3/1/2022
Issued 12/21/2020				0.39%	50,000	3/22/2021
Issued 12/2/2020				0.33%	50,000	3/2/2021
Issued 12/1/2020				0.33%	150,000	3/1/2021
Issued 10/8/2020				0.39%	50,000	1/8/2021
Line of credit borrowings		—	2/18/2022	4.25%	5,000	10/17/2021
Subordinated notes payable (net of debt issuance costs of $1,792 and $2,007, respectively)	5.75%	95,708	5/15/2030	5.75%	95,493	5/15/2030
Senior notes payable (net of debt issuance costs of $545 and $0, respectively)	2.25%	124,455	12/15/2024
Total borrowings, net		$470,163			$400,493

On December 15, 2021, the Company issued a senior unsecured fixed-to-floating rate note (the “Senior Note”) to Raymond James in the amount of $125 million. The Senior Note, which matures on December 15, 2024, bears interest at a fixed annual rate of 2.25% from the date of issuance to December 15, 2022, and thereafter until maturity at a floating annual rate, reset quarterly, equal to the then current three-month Secured Overnight Financing Rate (SOFR). The Senior Note is not redeemable prior to December 15, 2022. On and after December 15, 2022, the Senior Note is redeemable on any interest payment date at 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

In 2020, the Company completed an underwritten public offering of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes constitute Tier 2 capital for the Company under federal regulatory capital rules.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of December 31, 2021, the Bank’s borrowing capacity is based on the information provided in the September 30, 2021, QCR filing. As of December 31, 2021, the Bank had pledged loans of $1.45 billion, for a gross borrowing capacity of $1.03 billion, of which $250.0 million was outstanding in advances. As of December 31, 2020, there was $300.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of December 31, 2021 and 2020, there were no outstanding borrowings under these lines of credit, and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $3.4 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC; however, if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from our customer as part of the existing credit facility of that customer. In August 2021, the Bank entered into a standby letter of credit with PNC Bank for $643,000, which expires in August 2022.

As of December 31, 2020, the Company held an unsecured line of credit of $75.0 million with Texas Capital Bank and had $5.0 million in outstanding borrowings under this line of credit. On February 18, 2021, the Company terminated its line of credit with Texas Capital Bank and established a new unsecured line of credit of $75.0 million with The Huntington National Bank. As of December 31, 2021, there were no outstanding borrowings under the Huntington National Bank line of credit.

Interest expense on borrowings for the years ended December 31, 2021, 2020 and 2019, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
FHLB borrowings	$4,348	$6,095	$8,639
Line of credit borrowings	148	261	68
Senior and subordinated notes payable	5,938	3,593	1,091
Total interest expense on borrowings	$10,434	$9,949	$9,798

[11] INCOME TAXES

The income tax provision reconciled to taxes computed at the statutory federal rate for the years ended December 31, 2021, 2020 and 2019, was as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Tax provision at statutory rate	$19,048	$11,056	$14,418
Nondeductible expenses	1,299	772	919
Bank owned life insurance	(450)	(366)	(364)
Stock option exercises and cancellations	(193)	(288)	(668)
State tax expense, net of federal benefit	4,237	1,636	2,481
Adjustments to prior year tax	98	284	(121)
Tax exempt income, net of disallowed interest	(25)	(47)	(71)
Renewable energy tax credits	(3,504)	(1,531)	(1,912)
Low-income housing tax credits	(1,115)	(880)	(364)
Historic tax credits	(6,752)	(3,273)	(6,036)
Other	—	49	183
Income tax provision	$12,643	$7,412	$8,465

The tax credits in the table above relate to transactions for the financing of renewable solar energy facilities, low-income housing tax credits and historic tax credits. These transactions provided federal tax credits and state tax credits (where applicable) during the 2021, 2020 and 2019 tax years. The financing of the solar energy facilities is accounted for as direct financing leases included within the C&I loan and lease portfolio. The amortization of the Company’s low-income housing tax credit investments has been reflected as income tax expense. The net amount of low-income housing tax credits, amortization and tax benefits recorded to income tax expenses during the years ended December 31, 2021, 2020 and 2019, was $1.1 million, $880,000 and $364,000, respectively. The carrying amount of the investment in low income housing tax credits was $31.1 million, of which $6.0 million was unfunded as of December 31, 2021. The carrying amount of the investment in historic tax credits was $11.4 million, of which $8.1 million was unfunded as of December 31, 2021.

The income tax provision for the years ended December 31, 2021, 2020 and 2019, consisted of:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current income tax provision - federal	$7,927	$4,812	$4,058
Current income tax provision - state	3,911	2,094	1,767
Deferred tax provision (benefit) - federal	(342)	431	1,312
Deferred tax provision - state	1,147	75	1,328
Income tax provision	$12,643	$7,412	$8,465

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020, were as follows:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Net operating loss - state	$672	$672
Start-up expenses	—	9
Stock compensation	2,415	1,546
Compensation related accruals	3,753	4,311
Leasehold improvement	590	666
Allowance for credit losses on loans and leases	7,887	8,369
Right-of-use liability	8,892	4,891
Reserve for unfunded commitments	701	820
Supplemental executive retirement plan	919	917
Transaction costs	802	112
Earn out liability non-purchase accounting	181	214
Unrealized loss on investments and derivatives	1,012	857
State bonus depreciation	2,557	3,535
General business credits	14,207	14,551
Valuation allowance	(367)	—
Other	1,727	31
Gross deferred tax assets	45,948	41,501

Deferred tax liabilities:
Office properties and equipment	(32,749)	(31,632)
Prepaid expenses	(475)	(649)
Deferred loan costs	(4,714)	(5,036)
Intangibles	(3,063)	(257)
Goodwill	(2,710)	(4,885)
State capital shares tax liability	(109)	(229)
Right-of-use asset	(8,454)	(4,489)
Gross deferred tax liability	(52,274)	(47,177)
Net deferred tax liability	$(6,326)	$(5,676)

Management believes that, as of December 31, 2021, it is more likely than not that the deferred tax assets will be fully realized upon the generation of future taxable income, except for a portion of the state net operating losses. A valuation allowance of $367,000 was recorded based on the lack of projected taxable income on separate company state income tax returns. The Company has certain pre-tax state net operating loss carryforwards of $13.6 million, which will expire in years 2034 through 2041. The Company has general business credits of $14.2 million, which will expire in 2040.

The change in the net deferred tax asset or liability for the years ended December 31, 2021 and 2020, was detailed as follows:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax provision	$(805)	$(506)
Deferred tax retained earnings for CECL adoption	—	543
Deferred tax impact from other comprehensive income	155	1,218
Change in net deferred tax asset or liability	$(650)	$1,255

The Company considers uncertain tax positions that it has taken or expects to take on a tax return. The Company recognizes interest accrued and penalties (if any) related to unrecognized tax benefits in income tax expense. Tax years 2018 through 2021 remain subject to federal and state tax examinations as of December 31, 2021.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019, was as follows:

	December 31,
(Dollars in thousands)	2021	2020	2019
Beginning of year balance	$685	$528	$704
Increases in prior period tax positions	—	—	111
Decreases in prior period tax positions	—	(46)	—
Increases in current period tax positions	—	203	148
Settlements	(508)	—	(435)
End of year balance	$177	$685	$528

The total estimated unrecognized tax benefit that, if recognized, would affect the Company’s effective tax rate was approximately $75,000, $628,000 and $478,000 as of December 31, 2021, 2020 and 2019, respectively. The impact of interest and penalties was immaterial to the Company’s financial statements for the years ended December 31, 2021, 2020 and 2019. The Company does not expect changes in its unrecognized tax benefits in the next twelve months to have a material impact on its financial statements.

[12] STOCK TRANSACTIONS

On December 30, 2020, the Company completed the private placement of securities pursuant to an Investment Agreement, dated October 10, 2020 and amended December 9, 2020, with T-VIII PubOpps LP (“T-VIII PubOpps”), an affiliate of investment funds managed by Stone Point Capital LLC. Pursuant to the Investment Agreement, the Company sold to T-VIII PubOpps (i) 2,770,083 shares of voting common stock for $40.0 million, (ii) 650 shares of Series C Preferred Stock for $65.0 million, and (iii) warrants to purchase up to 922,438 shares of voting common stock, or a future series of non-voting common stock at an exercise price of $17.50 per share. After two years, the Series C Preferred Stock is convertible into shares of a future series of non-voting common stock or, when transferred under certain limited circumstances to a holder other than an affiliate of Stone Point Capital LLC, voting common stock, at a price of 13.75 per share. The Company has the right to effect a mandatory conversion of the Series C Preferred Stock held by T-VIII PubOpps into shares of non-voting common stock following the three year anniversary of the closing of the investment subject to certain conditions. The Series C Preferred Stock has a liquidation preference of $100,000 per share and pays a quarterly dividend at an annualized rate of 6.75%. The Company received gross proceeds of $105.0 million at closing and may receive up to an additional $16.1 million if the warrants are exercised in full. The net proceeds have been recorded to shareholders’ equity at December 31,2020 and allocated to the three equity instruments issued using the relative fair value method applied to common stock, preferred stock, and to the warrants issued which were recorded to additional paid-in capital. The net proceeds constitute Tier 1 capital for the holding company under federal regulatory capital rules.

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

During the year ended December 31, 2021, the Company paid dividends of $2.7 million on its Series A Preferred Stock, $5.1 million on its Series B Preferred Stock, and $4.5 million on its Series C Preferred Stock. During the year ended December 31, 2020, the Company paid dividends of $2.7 million on its Series A Preferred Stock and $5.1 million on its Series B Preferred Stock. During the year ended December 31, 2019, the Company paid dividends of $2.7 million on its Series A Preferred Stock and $3.1 million on its Series B Preferred Stock.

Under authorization of the Board, the Company was permitted to repurchase shares of its common stock up to prescribed amounts of which $7.3 million remained available as of December 31, 2021. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company.

During the year ended December 31, 2020, the Company repurchased a total of 40,000 shares of common stock for approximately $671,000, at an average cost of $16.76 per share. During the year ended December 31, 2019, the Company repurchased a total of 90,000 shares of common stock for approximately $1.8 million, at an average cost of $20.21 per share. The repurchased shares are held as treasury stock.

Treasury shares increased 102,611, or approximately $2.1 million, in connection with the net settlement of equity awards exercised or vested during the year ended December 31, 2021. The Company reissued 8,500 shares of treasury stock for approximately $135,000 during the year ended December 31, 2020. Treasury shares increased 141,500, or approximately $2.9 million, in connection with the net settlement of equity awards exercised or vested during the year ended December 31, 2020. Treasury shares increased 21,512, or approximately $493,000, in connection with the net settlement of equity awards exercised or vested during the year ended December 31, 2019.

The table below shows the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding	Number of Treasury Shares
Balance, December 31, 2018	40,250	28,878,674	2,014,910
Issuance of preferred stock	80,500	—	—
Issuance of restricted common stock	—	580,453	—
Forfeitures of restricted common stock	—	(78,209)	—
Exercise of stock options	—	86,580	—
Purchase of treasury stock	—	(90,000)	90,000
Increase in treasury stock related to equity awards	—	(21,512)	21,512
Balance, December 31, 2019	120,750	29,355,986	2,126,422
Issuance of preferred stock	650	—	—
Issuance of common stock	—	2,770,083	—
Issuance of restricted common stock	—	638,832	—
Forfeitures of restricted common stock	—	(32,751)	—
Exercise of stock options	—	61,000	—
Purchase of treasury stock	—	(40,000)	40,000
Increase in treasury stock related to equity awards	—	(141,500)	141,500
Reissuance of treasury stock	—	8,500	(8,500)
Balance, December 31, 2020	121,400	32,620,150	2,299,422
Issuance of preferred stock	33	—	—
Issuance of restricted common stock	—	633,386	—
Forfeitures of restricted common stock	—	(12,297)	—
Exercise of stock options	—	124,870	—
Increase in treasury stock related to equity awards	—	(102,611)	102,611
Balance, December 31, 2021	121,433	33,263,498	2,402,033

[13] REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct and material adverse effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”), Tier 1 and Total risk-based capital to risk-weighted assets, and a Tier 1 leverage ratio of Tier 1 capital to average assets (as each term is defined in the applicable regulations).

As of December 31, 2021 and 2020, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subject.

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

A banking organization is also subject to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain the necessary capital conservation buffer of CET 1 capital to risk weighted assets ratio of 2.5% or more, in addition to the minimum risk-based capital adequacy levels shown in the tables below. As of December 31, 2021 and 2020, both the Company and the Bank were above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of December 31, 2021 and 2020:

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$910,320	13.43%	$542,409	8.00%	N/A	N/A
Bank	$986,657	14.60%	$540,639	8.00%	$675,798	10.00%
Tier 1 risk-based capital ratio
Company	$788,910	11.64%	$406,807	6.00%	N/A	N/A
Bank	$960,955	14.22%	$405,479	6.00%	$540,639	8.00%
Common equity tier 1 risk-based capital ratio
Company	$607,367	8.96%	$305,105	4.50%	N/A	N/A
Bank	$960,955	14.22%	$304,109	4.50%	$439,269	6.50%
Tier 1 leverage ratio
Company	$788,910	6.36%	$496,431	4.00%	N/A	N/A
Bank	$960,955	7.76%	$495,417	4.00%	$619,271	5.00%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$833,819	14.12%	$472,267	8.00%	N/A	N/A
Bank	$789,273	13.41%	$470,820	8.00%	$588,525	10.00%
Tier 1 risk-based capital ratio
Company	$707,711	11.99%	$354,200	6.00%	N/A	N/A
Bank	$758,658	12.89%	$353,115	6.00%	$470,820	8.00%
Common equity tier 1 risk-based capital ratio
Company	$530,568	8.99%	$265,650	4.50%	N/A	N/A
Bank	$758,658	12.89%	$264,836	4.50%	$382,542	6.50%
Tier 1 leverage ratio
Company	$707,711	7.29%	$388,408	4.00%	N/A	N/A
Bank	$758,658	7.83%	$387,626	4.00%	$484,533	5.00%

[14] EMPLOYEE BENEFIT PLANS

The Company participates in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary, at their discretion. During the years ended December 31, 2021, 2020 and 2019, the Company automatically contributed three percent of each eligible employee’s base salary to the individual’s 401(k) plan, subject to IRS limitations. Full-time employees and certain part-time employees are eligible to participate upon the first month following their first day of employment or having attained the age of 21, whichever is later. The Company’s contribution expense was $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

On February 28, 2013, the Company entered into a supplemental executive retirement plan (“SERP”) for its Chairman and Chief Executive Officer. The benefits were earned over a five-year period ended January 31, 2018, with the projected payments for this SERP of $25,000 per month for 180 months commencing the latter of retirement or 60 months. For the years ended December 31, 2021, 2020 and 2019, the Company recorded expense related to SERP of $38,000, $149,000 and $8,000, respectively, utilizing a discount rate of 2.37%, 2.52% and 3.66%, respectively. The recorded liability related to the SERP plan was $3.8 million and $3.8 million as of December 31, 2021 and 2020, respectively.

[15] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the years ended December 31, 2021, 2020 and 2019, was as follows:

	Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019

Basic earnings per common share:
Net income	$78,060	$45,234	$60,193
Less: Preferred dividends on Series A and Series B	7,849	7,849	5,753
Less: Preferred dividends on Series C	4,499	24	—
Net income available to common shareholders	$65,712	$37,361	$54,440

Allocation of net income available:
Common shareholders	$55,487	$37,320	$54,440
Series C convertible preferred shareholders	8,590	34	—
Warrant shareholders	1,635	7	—
Total	$65,712	$37,361	$54,440

Basic weighted average common shares outstanding:
Basic common shares	31,315,235	28,267,512	27,864,933
Series C convertible preferred stock, as-if converted	4,848,039	25,832	—
Warrants, as-if exercised	922,438	5,041	—

Basic earnings per common share	$1.77	$1.32	$1.95

Diluted earnings per common share:
Income available to common shareholders after allocation	$55,487	$37,320	$54,440

Diluted weighted average common shares outstanding:
Basic common shares	31,315,235	28,267,512	27,864,933
Restricted stock - dilutive	994,997	345,026	633,802
Stock options - dilutive	149,716	125,930	334,600
Diluted common shares	32,459,948	28,738,468	28,833,335

Diluted earnings per common share	$1.71	$1.30	$1.89

	December 31,	December 31,	December 31,
Anti-dilutive shares:	2021	2020	2019
Restricted stock	37,500	581,717	31,500
Stock options	—	—	—
Series C convertible preferred stock, as-if converted	4,967,272	4,727,272	—
Warrants, as-if exercised	922,438	922,438	—
Total anti-dilutive shares	5,927,210	6,231,427	31,500

The Series C Preferred Stock and warrants are antidilutive under the treasury stock method compared to the basic EPS calculation under the two-class method.

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

In May 2021, the shareholders of the Company authorized the issuance of up to an additional 800,000 common shares relating to stock awards, which may be issued upon the grant or exercise of stock-based awards, bringing the total authorized shares in connection with stock-based awards to 5,800,000 as of December 31, 2021, under both the 2006 Plan and the Omnibus Plan (together, the “Plans”). The aggregate awards outstanding were 1,989,060 under the Plans. As of December 31, 2021, 2,641,306 stock options and restricted shares had been exercised or vested, respectively, leaving 1,169,634 additional awards available for the Company to grant under the Omnibus Plan.

The Company’s stock option grants contain terms that provide for a graded vesting schedule whereby portions of the options vest in increments over the requisite service period. Options and restricted shares issued under the Plans typically vest in 1 to 5 years. The Company recognizes compensation expense for awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire grant. The Company’s compensation expense for all awards was $11.0 million, $9.5 million and $8.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In 2020, the Board approved a stock option cancellation program to allow for certain outstanding and vested stock option awards to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. During the year ended December 31, 2020, there were 212,447 options canceled for approximately $2.5 million, which was recorded as a reduction to additional paid-in capital.

STOCK OPTIONS

There were no stock options granted for the years ended December 31, 2021, 2020 and 2019.

Stock option activity during the periods indicated was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Balance, December 31, 2018	694,147	$10.60	4.26
Granted	—	—
Exercised	(86,580)	10.39
Forfeited	(5,000)	10.31
Canceled	—	—
Expired	—	—
Balance, December 31, 2019	602,567	$10.64	3.47
Granted	—	—
Exercised	(61,000)	8.30
Forfeited	(1,500)	12.29
Canceled	(212,447)	10.88
Expired	—	—
Balance, December 31, 2020	327,620	$10.90	2.67
Granted	—	—
Exercised	(124,870)	10.20
Forfeited	—	—
Canceled	—	—
Expired	(2,500)	8.00
Balance, December 31, 2021	200,250	$11.38	2.02

Exercisable as of December 31, 2019	512,236	$10.64	3.17
Exercisable as of December 31, 2020	320,620	$10.86	2.61
Exercisable as of December 31, 2021	200,250	$11.38	2.02

The weighted average grant date fair value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $4.87, $4.82 and $5.13, respectively.

A summary of the status of the Company’s non-vested options as of and changes during the years ended December 31, 2021, 2020 and 2019, is presented below:

Non-vested options:	Number of Options	Weighted Average Grant-Date Fair Value
Balance, December 31, 2018	264,697	$4.96
Granted	—	—
Vested	(169,366)	4.94
Forfeited	(5,000)	4.95
Balance, December 31, 2019	90,331	$4.98
Granted	—	—
Vested	(81,831)	4.96
Forfeited	(1,500)	4.75
Balance, December 31, 2020	7,000	$5.21
Granted	—	—
Vested	(7,000)	5.21
Forfeited	—	—
Balance, December 31, 2021	—	$—

RESTRICTED SHARES

A summary of the status of the Company’s non-vested restricted shares as of and changes during the years ended December 31, 2021, 2020 and 2019, is presented below:

Non-vested restricted shares:	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2018	1,353,012	$18.70
Granted	580,453	21.85
Vested	(424,134)	13.20
Forfeited	(78,209)	19.13
Balance, December 31, 2019	1,431,122	$21.58
Granted	638,832	22.37
Vested	(544,075)	20.22
Forfeited	(32,751)	23.62
Balance, December 31, 2020	1,493,128	$22.37
Granted	633,386	21.00
Vested	(325,407)	22.61
Forfeited	(12,297)	21.63
Balance, December 31, 2021	1,788,810	$21.84

As of December 31, 2021, there was $20.8 million of total unrecognized compensation cost related to non-vested restricted shares granted under the Omnibus Plan, and the unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of December 31, 2021 and 2020:

	Asset Derivatives		Liability Derivatives
	as of December 31, 2021		as of December 31, 2021
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,217	Other liabilities	$2,838
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	88,956	Other liabilities	88,919
Total	Other assets	$90,173	Other liabilities	$91,757

	Asset Derivatives		Liability Derivatives
	as of December 31, 2020		as of December 31, 2020
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$—	Other liabilities	$9,082
Derivatives not designated as hedging instruments:
Interest rate products	Other assets	144,333	Other liabilities	144,351
Total	Other assets	$144,333	Other liabilities	$153,433

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of December 31, 2021 and 2020:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
December 31, 2021	$90,173	$—	$90,173	$(13,929)	$—	$76,244
December 31, 2020	$144,333	$—	$144,333	$(94)	$—	$144,239

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
December 31, 2021	$91,757	$—	$91,757	$(13,929)	$(59,898)	$17,930
December 31, 2020	$153,433	$—	$153,433	$(94)	$(150,238)	$3,101

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the years ended December 31, 2021 and 2020.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of December 31, 2021, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/(Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 5/30/2019	$50,000	2.05%	$373	6/1/2022	5
Issued 5/30/2019	50,000	2.03%	758	6/1/2023	17
Issued 5/30/2019	50,000	2.04%	764	6/1/2024	29
Issued 3/2/2020	50,000	0.98%	227	3/2/2025	38
Issued 3/20/2020	50,000	0.60%	36	3/20/2025	39
Total	$250,000		$2,158
(1) The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The table below presents the effective portion of the Company’s cash flow hedge instruments in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019:

		Years Ended December 31,
(Dollars in thousands)		2021	2020	2019
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Interest expense	$(3,513)	$(2,732)	$1,259

The table below presents the effective portion of the Company’s cash flow hedge instruments in accumulated other comprehensive income for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Derivatives designated as hedging instruments:	Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	$3,723	$(9,168)	$(2,239)

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial and private banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the

Company generally eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2021, the Company had interest rate derivative transactions with an aggregate notional amount of $4.83 billion related to this program.

In addition, the Company also has executed equity derivatives to economically hedge certain of its equity investments. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2021 and 2020, the Company had no outstanding equity derivative transactions.

The table below presents the effect of the Company’s non-designated hedge instruments in the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019:

		Years Ended December 31,
(Dollars in thousands)		2021	2020	2019
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$36	$(20)	$(45)
Equity products	Non-interest income	$—	$—	$(176)
Total		$36	$(20)	$(221)

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

As of December 31, 2021, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $61.1 million, including accrued interest. As of December 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $60.3 million which is considered restricted cash. If the Company had breached any of these provisions as of December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value.

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

•Level 2 – Financial assets and liabilities for which values are based on quoted prices in markets that are not active or for which values are based on similar assets or liabilities that are actively traded. Level 2 also includes pricing models in which the inputs are corroborated by market data, such as matrix pricing.
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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$146,192	$—	$146,192
Trust preferred securities	—	13,627	—	13,627
Non-agency residential mortgage-backed securities	—	277,118	—	277,118
Agency collateralized mortgage obligations	—	16,498	—	16,498
Agency mortgage-backed securities	—	120,477	—	120,477
Agency debentures	—	7,228	—	7,228
Municipal bonds	—	5,185	—	5,185
Equity securities	4,975	—	—	4,975
Interest rate swaps	—	90,173	—	90,173
Total financial assets	$4,975	$676,498	$—	$681,473
Financial liabilities:
Interest rate swaps	$—	$91,757	$—	$91,757
Total financial liabilities	$—	$91,757	$—	$91,757

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$158,464	$—	$158,464
Trust preferred securities	—	18,087	—	18,087
Agency collateralized mortgage obligations	—	22,089	—	22,089
Agency mortgage-backed securities	—	410,127	—	410,127
Agency debentures	—	8,803	—	8,803
Interest rate swaps	—	144,333	—	144,333
Total financial assets	$—	$761,903	$—	$761,903

Financial liabilities:
Interest rate swaps	$—	$153,433	$—	$153,433
Total financial liabilities	$—	$153,433	$—	$153,433

INVESTMENT SECURITIES
Generally, debt securities are valued using pricing for similar securities, recently executed transactions, and other third-party pricing models utilizing observable inputs and therefore are classified as Level 2. U.S. treasury securities and equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets.

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,129	$12,129
Other real estate owned	—	—	2,005	2,005
Total assets	$—	$—	$14,134	$14,134

	December 31, 2020
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$7,692	$7,692
Other real estate owned	—	—	2,724	2,724
Total assets	$—	$—	$10,416	$10,416

As of December 31, 2021 and 2020, the Company recorded $4.7 million and $2.0 million, respectively, of specific reserves to the allowance for credit losses on loans and leases as a result of adjusting the fair value of individually evaluated loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of December 31, 2021 and 2020:

	December 31, 2021
(Dollars in thousands)	Fair Value	Valuation Techniques (1) (2)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$12,129	Other	Discount due to restructured nature of operations	3%

Other real estate owned	$2,005	Collateral	Appraisal value and discount due to salability conditions	12%
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
(2) The collateral which is used in the valuation of these loans is commercial real estate.
FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of financial instruments:

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$452,016	$452,016	$435,442	$435,442
Debt securities available-for-sale	2	586,325	586,325	617,570	617,570
Debt securities held-to-maturity	1	39,098	38,666	—	—
Debt securities held-to-maturity	2	763,478	753,296	211,691	214,299
Equity securities	1	4,975	4,975	—	—
Federal Home Loan Bank stock	2	11,802	11,802	13,284	13,284
Loans and leases held-for-investment, net	3	10,734,761	10,717,430	8,202,788	8,199,922
Accrued interest receivable	2	25,060	25,060	18,783	18,783
Investment management fees receivable, net	2	8,641	8,641	7,935	7,935
Bank owned life insurance	2	98,928	98,928	71,787	71,787
Other real estate owned	3	2,005	2,005	2,724	2,724
Interest rate swaps	2	90,173	90,173	144,333	144,333

Financial liabilities:
Deposits	2	$11,504,389	$11,504,856	$8,489,089	$8,510,799
Borrowings, net	2	470,163	474,949	400,493	402,714
Interest rate swaps	2	91,757	91,757	153,433	153,433

During the years ended December 31, 2021, 2020 and 2019, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of December 31, 2021 and 2020:

CASH AND CASH EQUIVALENTS
The carrying amount approximates fair value.

INVESTMENT SECURITIES
The fair values of debt securities available-for-sale, debt securities held-to-maturity, debt securities trading and equity securities are based on quoted market prices for the same or similar securities, recently executed transactions and third-party pricing models. U.S. treasury securities and equity securities (including mutual funds) are classified as Level 1 because these securities are in actively traded markets.

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

OTHER REAL ESTATE OWNED
OREO is carried at fair valued less estimated selling costs.

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

[19] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in accumulated other comprehensive income (loss) net of tax, for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$3,834	$(6,531)	$(2,697)	$2,756	$(1,624)	$1,132	$(2,363)	$1,032	$(1,331)
Change in unrealized holding gains (losses)	(6,041)	2,826	(3,215)	3,997	(6,981)	(2,984)	5,356	(1,701)	3,655
Losses (gains) reclassified from other comprehensive income	(178)	2,666	2,488	(2,919)	2,074	(845)	(237)	(955)	(1,192)
Net other comprehensive income (loss)	(6,219)	5,492	(727)	1,078	(4,907)	(3,829)	5,119	(2,656)	2,463
Balance, end of period	$(2,385)	$(1,039)	$(3,424)	$3,834	$(6,531)	$(2,697)	$2,756	$(1,624)	$1,132

[20] RELATED PARTY TRANSACTIONS

Certain directors of the Company have loan accounts with the Bank. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates, as those prevailing at the time for comparable transactions with outsiders. As of December 31, 2021, the Bank had one director with five loans outstanding totaling $28.1 million.

From time to time, the Bank obtains services from affiliated companies of certain directors in the normal course of business. These services cumulatively totaled approximately $650,000 for the three years ended December 31, 2021, 2020 and 2019, were negotiated at arm’s length, reflected market pricing and were de minimis to the Company’s cost of operations. In addition, an affiliated entity represented the Company in its efforts to obtain office space and was compensated by the third party lessors.

[21] CONTINGENT LIABILITIES

Following the public announcement of the Agreement and Plan of Merger (the “Merger Agreement”) dated as of October 20, 2021, among the Company, Raymond James Financial, Inc. (“Raymond James”), Macaroon One LLC (“Merger Sub 1”) and Macaroon Two LLC (“Merger Sub 2”), six lawsuits were filed by purported stockholders of the Company against the Company and the members of the Company’s board of directors. Each complaint contains allegations contending, among other things, that the proxy statement/prospectus contained within the Registration Statement on Form S-4 filed in connection with the proposed mergers failed to disclose certain allegedly material information in violation of federal securities laws. The complaints seek injunctive relief enjoining the mergers, attorneys’ and experts’ fees, and other remedies. The outcome of the pending and any additional future litigation is uncertain. If any case is not resolved, the lawsuit(s) could prevent or delay completion of the mergers and result in substantial costs to Raymond James and the Company, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the mergers is the absence of any order, injunction, law, regulation or other legal restraints preventing, prohibiting or making illegal the completion of the mergers or any other transactions contemplated by the Merger Agreement. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the mergers on the agreed-upon terms, then such injunction may prevent the mergers from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the mergers are completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

From time to time the Company is party to various litigation matters incidental to the conduct of its business. The Company is not aware of any other material unasserted claims. In the opinion of management, there are no other potential claims that could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

[22] CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following condensed statements of financial condition of the parent company as of December 31, 2021 and 2020, and the related condensed statements of income and cash flows for the years ended December 31, 2021, 2020 and 2019, should be read in conjunction with our Consolidated Financial Statements and related notes:

CONDENSED STATEMENTS OF FINANCIAL CONDITION
PARENT COMPANY ONLY
	December 31,
(Dollars in thousands)	2021	2020
ASSETS

Cash and cash equivalents	$27,936	$31,856
Equity securities	4,975	—
Investment in subsidiaries	1,024,016	821,719
Prepaid expenses and other assets	5,519	6,604
Total assets	$1,062,446	$860,179

LIABILITIES AND SHAREHOLDERS’ EQUITY

Borrowings, net	$220,163	$100,493
Other accrued expenses and other liabilities	5,561	2,541
Shareholders’ equity	836,722	757,145
Total liabilities and shareholders’ equity	$1,062,446	$860,179

CONDENSED STATEMENTS OF INCOME
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Interest income	$37	$43	$219
Dividends received from subsidiaries	5,000	7,005	13,000
Total interest and dividend income	5,037	7,048	13,219
Interest expense	6,086	3,855	1,159
Net interest income	(1,049)	3,193	12,060
Non-interest income (loss)	(25)	—	842
Non-interest expense	6,518	3,576	1,081
Income (loss) before income taxes and undisbursed income of subsidiaries	(7,592)	(383)	11,821
Income tax expense	(2,628)	(1,226)	(467)
Income (loss) before undisbursed income of subsidiaries	(4,964)	843	12,288
Undisbursed income of subsidiaries	83,024	44,391	47,905
Net income	$78,060	$45,234	$60,193

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$78,060	$45,234	$60,193
Adjustments to reconcile net income to net cash provided by operating activities:
Undisbursed income of subsidiaries	(83,024)	(44,391)	(47,905)
Net loss (gain) on equity securities	25	—	(842)
Amortization of deferred financing costs	215	144	84
Stock-based compensation expense	290	317	—
Increase (decrease) in accrued interest payable	117	716	(1,005)
Decrease (increase) in other assets	1,085	(1,334)	1,539
Increase (decrease) in other liabilities	2,903	838	(2,269)
Net cash provided by operating activities	(329)	1,524	9,795
Cash Flows from Investing Activities:
Purchase of equity securities	(5,000)	—	—
Sale of equity securities	—	—	13,679
Net payments for investments in subsidiaries	(120,000)	(171,944)	(43,000)
Net cash used in investing activities	(125,000)	(171,944)	(29,321)
Cash Flows from Financing Activities:
Net proceeds from issuance of senior and subordinated notes payable	124,455	95,349	—
Repayment of subordinated debt	—	—	(35,000)
Net proceeds from issuance of stock	—	100,002	77,611
Proceeds from line of credit advances	15,200	40,000	—
Repayment of line of credit advances	(20,200)	(35,000)	(4,250)
Net proceeds from exercise of stock options	1,273	506	900
Cancellation of stock options	—	(2,484)	—
Subsidiary reimbursement for issuance of restricted stock awards	10,736	—	—
Purchase of treasury stock	(2,108)	(3,479)	(2,312)
Dividends paid on preferred stock	(7,947)	(7,849)	(5,753)
Net cash provided by financing activities	121,409	187,045	31,196
Net change in cash and cash equivalents	(3,920)	16,625	11,670
Cash and cash equivalents at beginning of year	31,856	15,231	3,561
Cash and cash equivalents at end of year	$27,936	$31,856	$15,231

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

The following tables provide financial information for the two segments of the Company as of and for the years ended December 31, 2021 and 2020. The information provided under the caption “Parent and Other” represents general operating activity of the Company not considered to be a reportable segment, which includes parent company activity as well as eliminations and adjustments that are necessary for purposes of reconciliation to the consolidated amounts.

(Dollars in thousands)	December 31, 2021	December 31, 2020
Assets:
Bank	$12,926,161	$9,819,719
Investment management	86,563	86,150
Parent and other	(7,872)	(9,053)
Total assets	$13,004,852	$9,896,816

	Year Ended December 31, 2021
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$231,297	$—	$—	$231,297
Interest expense	45,889	—	6,049	51,938
Net interest income (loss)	185,408	—	(6,049)	179,359
Provision for credit losses	808	—	—	808
Net interest income (loss) after provision for credit losses	184,600	—	(6,049)	178,551
Non-interest income:
Investment management fees	—	38,702	(1,248)	37,454
Net gain on the sale and call of debt securities	242	—	—	242
Other non-interest income	20,941	34	(25)	20,950
Total non-interest income (loss)	21,183	38,736	(1,273)	58,646
Non-interest expense:
Intangible amortization expense	—	1,911	—	1,911
Other non-interest expense	107,373	31,939	5,271	144,583
Total non-interest expense	107,373	33,850	5,271	146,494
Income (loss) before tax	98,410	4,886	(12,593)	90,703
Income tax expense (benefit)	14,171	1,100	(2,628)	12,643
Net income (loss)	$84,239	$3,786	$(9,965)	$78,060

	Year Ended December 31, 2020
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$217,095	$—	$—	$217,095
Interest expense	75,339	—	3,812	79,151
Net interest income (loss)	141,756	—	(3,812)	137,944
Provision for credit losses	19,400	—	—	19,400
Net interest income (loss) after provision for credit losses	122,356	—	(3,812)	118,544
Non-interest income:
Investment management fees	—	32,727	(692)	32,035
Net gain on the sale and call of debt securities	3,948	—	—	3,948
Other non-interest income	21,164	58	—	21,222
Total non-interest income	25,112	32,785	(692)	57,205
Non-interest expense:
Intangible amortization expense	—	1,944	—	1,944
Other non-interest expense	90,541	27,735	2,883	121,159
Total non-interest expense	90,541	29,679	2,883	123,103
Income (loss) before tax	56,927	3,106	(7,387)	52,646
Income tax expense (benefit)	8,330	308	(1,226)	7,412
Net income (loss)	$48,597	$2,798	$(6,161)	$45,234

	Year Ended December 31, 2019
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$262,332	$—	$115	$262,447
Interest expense	134,336	—	1,054	135,390
Net interest income (loss)	127,996	—	(939)	127,057
Provision (credit) for loan losses	(968)	—	—	(968)
Net interest income (loss) after provision for loan losses	128,964	—	(939)	128,025
Non-interest income:
Investment management fees	—	36,889	(447)	36,442
Net loss on the sale and call of debt securities	416	—	—	416
Other non-interest income	15,051	31	842	15,924
Total non-interest income	15,467	36,920	395	52,782
Non-interest expense:
Intangible amortization expense	—	2,009	—	2,009
Other non-interest expense	77,945	31,560	635	110,140
Total non-interest expense	77,945	33,569	635	112,149
Income (loss) before tax	66,486	3,351	(1,179)	68,658
Income tax expense (benefit)	8,015	918	(468)	8,465
Net income (loss)	$58,471	$2,433	$(711)	$60,193

[24] SUBSEQUENT EVENTS

On January 21, 2022, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depository share, on the Company’s Series B Preferred Stock each of which is payable on April 1, 2022, to preferred shareholders of record as of the close of business on March 15, 2022. The Board also declared a dividend payable of 11 shares of the Company’s Series C Preferred Stock and cash in the amount of

$71,125, which is payable on April 1, 2022, to preferred shareholders of record of the Series C Preferred Stock as of the close of business on March 15, 2022.

On February 18, 2022, the Company renewed its $75.0 million unsecured line of credit with The Huntington National Bank which matures on February 18, 2023.

At a special meeting of the Company's shareholders held on February 28, 2022, the Company’s shareholders approved the adoption of the Agreement and Plan of Merger, dated October 20, 2021 (the “Merger Agreement”), among Raymond James, Macaroon One LLC (“Merger Sub 1”), Macaroon Two LLC (“Merger Sub 2”) and the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub 1 will merge with and into the Company, with the Company remaining as the surviving entity in such merger and a wholly owned subsidiary of Raymond James and, following such merger, the Company will merge with and into Merger Sub 2, with Merger Sub 2 remaining as the surviving entity in such merger and a wholly owned subsidiary of Raymond James. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2021, in relation to criteria for effective internal control over financial reporting as described in “Internal Control Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, the Company’s system of internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
TriState Capital Holdings, Inc:

Opinion on Internal Control Over Financial Reporting

We have audited TriState Capital Holdings, Inc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Pittsburgh, Pennsylvania
March 1, 2022

ITEM 9B. OTHER INFORMATION

Other Matters

LIBOR Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), confirmed that the publication of most LIBOR term rates will end on June 30, 2023, (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which ended on December 31, 2021). Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of December 31, 2021, the Company had a material amount of loans, investment securities, and notional value of derivatives indexed to LIBOR. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational and compliance risks to financial markets and institutions, including the Company.

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

Due to the uncertainty surrounding the future of LIBOR, it is expected that the transition will span several reporting periods through the end of LIBOR publication in June 2023. Consistent with regulatory guidance, the Bank has transitioned away from LIBOR for purposes of new transactions effective January 1, 2022. One of the identified risks is inadequate fallback language in various instruments that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company has: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; (3) implemented more robust fallback contract language; and (4) implemented a plan to adhere to the ISDA protocol for the transition of derivatives away from LIBOR. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be set forth in our proxy statement to be mailed to shareholders in connection with our 2022 annual meeting of shareholders or, alternatively, in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be set forth in our proxy statement to be mailed to shareholders in connection with our 2022 annual meeting of shareholders or, alternatively, in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be set forth in our proxy statement to be mailed to shareholders in connection with our 2022 annual meeting of shareholders or, alternatively, in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be set forth in our proxy statement to be mailed to shareholders in connection with our 2022 annual meeting of shareholders or, alternatively, in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be set forth in our proxy statement to be mailed to shareholders in connection with our 2022 annual meeting of shareholders or, alternatively, in an amendment to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX
Exhibit
No.    Description

2.1    Agreement and Plan of Merger, dated October 20, 2021, among Raymond James Financial, Inc., Macaroon One LLC, Macaroon Two LLC and TriState Capital Holdings, Inc., which is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2021.

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
3.4    Articles of Amendment for TriState Capital Holdings, Inc. 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, which is incorporated by reference to Exhibit 4.1 of the Registration Statement on Form 8-A filed with the SEC on May 29, 2019.
3.5    Articles of Amendment for TriState Capital Holdings, Inc., dated as of May 17, 2021, which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on May 17, 2021.

3.6    Certificate of Designation for TriState Capital Holdings, Inc. Series C Perpetual Non-Cumulative Convertible Non-Voting Preferred Stock, which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 30, 2020.
3.7    Articles of Amendment of Certificate of Designation for TriState Capital Holdings, Inc. Series C Preferred Stock, dated as of December 13, 2021, which is incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on December 15, 2021.
3.8    Bylaws, as amended, which is incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on April 16, 2013.
4.1    Description of Securities, filed herewith.
4.2    Specimen common stock certificate, which is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on April 16, 2013.
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
4.5    Form of Deposit Agreement among TriState Capital Holdings, Inc.,Computershare Inc., Computershare Trust Company, N.A. and the holders from time to time of the depositary receipts described therein relating to TriState Capital Holdings, Inc.

6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, which is incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed with the SEC on May 29, 2019.
4.6    Form of Depositary Receipt representing the depositary shares, each representing a 1/40th ownership interest in a share of 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, (included in Exhibit 4.5).

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
10.3    Subordinated Indenture, dated as of May 11, 2020, between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 11, 2020.
10.4    First Supplemental Indenture, dated as of May 11, 2020, to the Subordinated Indenture, dated as of May 11, 2020, between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee, which is incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on December May 11, 2020.
10.5    Second Supplemental Indenture, dated as of June 3, 2020, to the Subordinated Indenture, dated as of May 11, 2020, between TriState Capital Holdings, Inc. and U.S. Bank National Association, as trustee., which is incorporated by reference to Exhibit 4.3 to our current Report filed with the SEC on June 3, 2020.
10.7    TriState Capital Holdings, Inc. 2006 Stock Option Plan (“2006 Stock Option Plan”), which is incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 filed with the SEC on April 2, 2013.
10.8    Form of Non-qualified Stock Option Award Agreement under 2006 Stock Option Plan, which is incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed with the SEC on April 2, 2013.
10.9    Agreement of Lease dated August 29, 2006 between Oxford Development Company/Grant Street, Landlord, and TriState Capital Holdings, Inc., Tenant and amendment thereto dated September 13, 2010, which is incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed with the SEC on April 2, 2013.
10.10    TriState Capital Bank Supplemental Executive Retirement Agreement dated February 28, 2013, by and among TriState Capital Holdings, Inc., TriState Capital Bank and James F. Getz, which is incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 filed with the SEC on April 2, 2013.
10.11    TriState Capital Holdings, Inc. 2014 Omnibus Incentive Plan, which is incorporated by reference to Appendix A to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.
10.12    Amendment to TriState Capital Holdings, Inc. 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 25, 2021.
10.13    Amendment to TriState Capital Holdings, Inc. 2014 Omnibus Incentive Plan, filed herewith.
10.14    Form of Three-Year Officer Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on February 19, 2019.
10.15    Form of Five-Year Officer Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on February 19, 2019.
10.16    Form of Non-Employee Director Restricted Stock Grant Agreement under 2014 Omnibus Incentive Plan, which is incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed with the SEC on February 19, 2019.
10.17    TriState Capital Holdings, Inc. Short-Term Incentive Plan, which is incorporated by reference to Appendix B to our Definitive Proxy Statement on Form DEF 14A filed with the SEC on April 15, 2014.

10.18    Support Agreement, dated October 20, 2021, by and among T-VIII PubOpps LP, Raymond James Financial, Inc., Macaroon One LLC and TriState Capital Holdings, Inc., which is incorporated by reference to Exhibit B to the Amendment No. 1 to Schedule 13D on October 21, 2021.
10.19    Support Agreement, dated October 20, 2021, by and among James F. Getz, Brian S. Fetterolf, Raymond James Financial, Inc., Macaroon One LLC and, solely for purposes of the last sentence of Section 9 thereof, TriState Capital Holdings, Inc., which is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 27, 2021.
10.20    Support Agreement, dated October 20, 2021, by and among T-VIII PubOpps LP, Raymond James Financial, Inc., Macaroon One LLC and, solely for purposes of the last sentence of Section 9 and Section 10(c) thereof, TriState Capital Holdings, Inc., which is incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 27, 2021.

10.21    Unsecured Fixed-to-Floating Rate Note due December 15, 2024, which is incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed with the SEC on December 16, 2021.

10.22    First Amendment to Credit Agreement, dated February 18, 2022, among TriState Capital Holdings, Inc., as Borrower, the lenders party thereto, and The Huntington National Bank, as Administrative Agent which was filed as Exhibit 10.1 the Current Report on Form 8-K filed on February 25, 2022.

21    Subsidiaries of TriState Capital Holdings, Inc., filed herewith.

23.1    Consent of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.
24    Power of Attorney, filed herewith.
31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101    The following materials from TriState Capital Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, and (vii) the Cover Page furnished herewith.
104    Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

Date:	March 1, 2022	By:	/s/ Brian S. Fetterolf
Brian S. Fetterolf
President and Chief Executive Officer

Date:	March 1, 2022	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2022	By:	/s/ Brian S. Fetterolf
Brian S. Fetterolf
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	March 1, 2022	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 1, 2022	By:	/s/ David L. Bonvenuto*
David L. Bonvenuto
Director

Date:	March 1, 2022	By:	/s/ Anthony J. Buzzelli*
Anthony J. Buzzelli
Director

Date:	March 1, 2022	By:	/s/ Helen Hanna Casey*
Helen Hanna Casey
Director

Date:	March 1, 2022	By:	/s/ E.H. (Gene) Dewhurst*
E.H. (Gene) Dewhurst
Director

Date:	March 1, 2022	By:	/s/ James J. Dolan*
James J. Dolan
Director

Date:	March 1, 2022	By:	/s/ Christopher M. Doody*
Christopher M. Doody
Director

Date:	March 1, 2022	By:	/s/ Audrey P. Dunning*
Audrey P. Dunning
Director

Date:	March 1, 2022	By:	/s/ James F. Getz*
James F. Getz
Chairman and Director

Date:	February 25, 2022	By:	/s/ Michael R. Harris*
Michael R. Harris
Director

Date:	March 1, 2022	By:	/s/ Kim A. Ruth*
Kim A. Ruth
Director

Date:	March 1, 2022	By:	/s/ A. William Schenck, III*
A. William Schenck, III
Vice Chairman and Director

Date:	March 1, 2022	By:	/s/ John B. Yasinsky*
John B. Yasinsky
Director

	*	By:	/s/ Brian S. Fetterolf
Brian S. Fetterolf, Attorney-in-Fact