Form 10-K/A
period 2021-12-31
TriState Capital Holdings, Inc.
filed 2022-04-29
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________

FORM 10-K/A
(Amendment No. 1)
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

As of March 31, 2022, there were 33,636,462 shares of the registrant’s common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name:	KPMG LLP	Auditor Location:	Pittsburgh, PA	Auditor Firm ID:	185

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed on March 1, 2021 (the “Original Filing”) by TriState Capital Holdings, Inc. (“we,” “us,” “our” or the “Company”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2021 in light of our pending merger with Raymond James Financial, Inc. (“Raymond James”).

This Amendment also supplements Item 15 of Part IV of the Original Filing to include the filing of new certifications of our Chief Executive Officer and Chief Financial Officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

Our bylaws, as amended (the “Bylaws”), provide that the Board will consist of not less than five nor more than 14 members. The Board currently consists of 13 members, separated into four classes, with each class having as nearly as possible the same number of directors. The terms of the classes are staggered so that one class of directors is elected each year for a term of four years. Directors hold office until their successors are duly elected and qualified or until their earliest of death, resignation or removal.

Our Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of April 29, 2022:

Name	Age	Position with TriState Capital Holdings, Inc.	Position with Affiliate	Director Since	Director Until / Class
David L. Bonvenuto	54	Director	Director - TriState Capital Bank; Director - Chartwell Investment Partners, LLC	2015	2025 / Class I
Anthony J. Buzzelli	73	Director	Director - TriState Capital Bank	2014	2024 / Class IV
Helen Hanna Casey	73	Director	Director - TriState Capital Bank	2006	2024 / Class IV
David J. Demas	56	Chief Financial Officer	Chief Financial Officer - TriState Capital Bank	N/A	N/A
E.H. (Gene) Dewhurst	75	Director	Director - TriState Capital Bank	2006	2023 / Class III
James J. Dolan	67	Director	Director - TriState Capital Bank; Director - Chartwell Investment Partners, LLC	2006	2025 / Class I
Christopher M. Doody	49	Director	Director - TriState Capital Bank	2021	2022 / Class II
Audrey P. Dunning	60	Director	Director - TriState Capital Bank	2020	2025 / Class I
Brian S. Fetterolf	51	President, Chief Executive Officer, and Director	President, Chief Executive Officer, and Director - TriState Capital Bank; Vice Chairman and Director - Chartwell Investment Partners, LLC; President and Director - Chartwell TSC Securities Corp.	2017	2024 / Class IV
James F. Getz	75	Executive Chairman and Director	Chairman and Director - TriState Capital Bank; Chairman and Director - Chartwell Investment Partners, LLC; Director - Chartwell TSC Securities Corp.	2006	2022 / Class II
Michael R. Harris	52	Director	Director - TriState Capital Bank	2020	2022 / Class II
Timothy J. Riddle	66	N/A	Chief Executive Officer and Director - Chartwell Investment Partners, LLC; Director - Chartwell TSC Securities Corp.	N/A	N/A
Kim A. Ruth	67	Director	Director - TriState Capital Bank	2017	2022 / Class II
A. William Schenck III	79	Vice Chairman and Director	Vice Chairman and Director - TriState Capital Bank	2006	2023 / Class III
John B. Yasinsky	82	Director	Director - TriState Capital Bank	2006	2023 / Class III

A brief description of the background of each of our current directors and executive officers is set forth below. No director or executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other director or executive officer.

Director Biographies

David L. Bonvenuto. Mr. Bonvenuto is a director at Tecum Capital, an investment firm focused on investing in middle-market companies across the United States. Prior to Tecum Capital, Mr. Bonvenuto was the President and Chief Executive Officer of XPER Inc., a privately-held contract manufacturer with a primary focus on transparent and opaque armor solutions for both private and military applications. Prior to XPER Inc., Mr. Bonvenuto was the President and Chief Executive Officer of Oberg Industries LLC, a privately-held contract manufacturer specializing in precision metalworking with a focus on the medical device, energy, aerospace/defense and metal packaging end markets. A cum laude graduate of West Virginia University, where he majored in business administration with an emphasis in accounting, Mr. Bonvenuto is also a member of the Board of Directors and Vice Chairman of

Catalyst Connection and a member of the Board of Directors at F&S Tool Inc. Mr. Bonvenuto’s management, financial, accounting and auditing experience, as well as his longstanding knowledge of and relationships in the Pittsburgh business community, qualify him to continue to serve on the Board and as Chairperson of the Audit Committee of the Board.

Anthony J. Buzzelli. Mr. Buzzelli is a former partner with Deloitte & Touche, LLP where he spent 40 years, retiring as Vice Chairman and Regional Managing Partner for the Pacific Southwest region. During his time at Deloitte & Touche, LLP, he also served as the National Managing Partner, U.S. Regions, on the firm’s Executive Committee and was a member of its board of directors and operating committee. He is currently a member of the Board of Visitors of Penn State Smeal College of Business and a member of the boards of directors of American Automobile Association (AAA) (Chair of the Board), Hall of Fame Resort and Entertainment Co. (Audit Committee Chair), ACE (Southern California AAA) (Audit Committee Chair), and MedStar Health, Inc. (Chair of the Board). He was previously a board member of the Los Angeles Music Center, L.A. Chamber of Commerce, L.A. Police Foundation, World Affairs Council, and Town Hall Los Angeles, and a member of the board of advisors of the University of California, Los-Angeles School of Public Affairs. In addition, Mr. Buzzelli was Chairman of the Southern California Leadership Network and Trustee and Audit Committee Chairman of the California Science Center. Mr. Buzzelli’s extensive financial, accounting and auditing experience, as well as his longstanding knowledge of and relationships in the Pittsburgh business community, qualify him to continue to serve on the Board.

Helen Hanna Casey. Since 1991, Ms. Casey has served as president and as a director of Hanna Holdings, Inc., a real estate firm headquartered in Pittsburgh, Pennsylvania. She is also a president and Chief Executive Officer of Howard Hanna Real Estate Services, a large residential real estate brokerage company and a subsidiary of Hanna Holdings, Inc. Since 1987, she has served on the board of directors of West Penn Multi-List, Inc., a company that provides real estate listing services. In addition, since 2007, she has served on the board of directors of the Strategic Investment Fund, a private source of financing for real estate projects in the City of Pittsburgh and surrounding regions. She has served as a member of the executive committee of the Allegheny Conference on Community Development and chairwoman of the Greater Pittsburgh Chamber of Commerce. A graduate of Georgian Court University, Ms. Casey holds the professional designations of GRI (Graduate Realtors Institute) and CRB (Certified Residential Broker). Ms. Casey’s real estate industry experience as well as her business and civic leadership roles and experience qualify her to continue to serve on the Board and as Chair of the Compensation Committee of the Board.

E.H. (Gene) Dewhurst. Since 1992, Mr. Dewhurst has served as vice president-finance and treasurer, and since 1998 as a director, of Falcon Seaboard Resources LLC, which manages the Falcon Seaboard entities, based in Houston, Texas. Falcon Seaboard is a diversified group of affiliated companies with interests in a variety of industries, including energy production, services, and investments. Mr. Dewhurst has also been actively involved in the banking industry, spending 20 years working as a corporate lender and subsequently serving on the boards of directors of various banks prior to joining the Board and the board of TriState Capital Bank. From 2003 to 2009, he was a director of the United Fuel & Energy Corporation, a publicly-traded distributor of gasoline, diesel and lubricant products that was acquired by Southern Counties Oil Co. in 2009. Mr. Dewhurst is also actively involved in civic and religious organizations. He currently serves as a director on several boards including Biblica, Inc., The Houston Symphony Endowment, and The David Dewhurst Foundation. He is a graduate of the University of Texas, Austin, and the Southwestern Graduate School of Banking at Southern Methodist University. Mr. Dewhurst’s experience in banking and as an investment and corporate financial professional for multiple, diversified entities, and his ability to interpret capital markets, assess financial statements and projections, comprehend capital demand and analyze risk associated with asset allocation, qualify him to continue to serve on the Board.

James J. Dolan. Mr. Dolan is Chairman and a managing member of Voyager Holdings II, LLC, a diversified company that invests in and operates businesses in the technology, financial service, aviation and natural resource industries. He also serves as Vice Chairman of the Hall of Fame Resort & Entertainment Co. in Canton, Ohio, a Nasdaq listed company. Previously, he served as Chairman and Chief Executive Officer of Gordon Pointe Acquisition Corp., a special purpose acquisition company, which merged with the Hall of Fame Resort & Entertainment Co. in 2020. He also is Chairman of Ascent Data, a provider of cloud computing solutions and data center services. Mr. Dolan’s prior financial services industry experience includes tenure as an executive officer of Federated Investors, Inc. for 19 years, where he served as President and Chief Executive Officer of Federated Services Company, a provider of shareholder services, marketing, distribution, custody, transfer agency and technology products to regulated companies and investment advisors. Mr. Dolan previously served as Chairman and Chief Executive Officer of Liberty Bank and Trust Company, and he currently serves on the board of directors of PlanMember Services Corp., an asset manager and broker dealer with $12 billion in assets under advisement. Mr. Dolan currently serves on the boards of the following non-profit organizations: The Pittsburgh Vintage Grand Prix Association (chairman), Going to the Sun Rally (chairman), and the Shelby American Automobile Club (director). He is a graduate of Villanova University and Duquesne University School of Law. Mr. Dolan’s experience as a director and executive officer of banks, financial service and technology companies, and his extensive and diverse managerial experience, qualify him to continue to serve on the Board and to serve as the Chairperson of the Technology Subcommittee of the Risk Committee of the Board.

Christopher M. Doody. Mr. Doody is a Managing Director at Stone Point Capital LLC (“Stone Point”), a private equity firm focused primarily on the financial services industry. He joined the Stone Point platform in 1998. Previously, he served as an investment banker at Merrill Lynch & Co. Mr. Doody is a former director of Independent Bank Group, Inc., as well as other privately held banks and financial services firms. He has an MBA from Columbia Business School and is a graduate of Middlebury College. Mr. Doody was appointed to the Board pursuant to the terms of the Investment Agreement between the Company and T-VIII PubOpps LP, an affiliate of investment funds managed by Stone Point. Mr. Doody’s extensive experience as a director of several bank holding companies and his experience with financial services companies as an employee of Stone Point qualify him to continue to serve on the Board.

Audrey P. Dunning. Ms. Dunning is the founder and has served since July 2019 as the Chief Executive Officer of AMP Growth Advisors, LLC, a firm specializing in advising businesses on growth strategy, executive coaching and their digital transformation journeys. Previously, Ms. Dunning served as Chief Executive Officer of Summa Technologies, a digital solutions consultancy, from 2007 through its August 2017 acquisition by CGI, a global information technology consulting company. Ms. Dunning subsequently served as Senior Vice President of CGI’s Great Lakes Business Unit until December 2018. Ms. Dunning also served on the Board of Directors for the Pittsburgh Branch of the Federal Reserve Bank of Cleveland from 2015 through 2020, and between 2016 and 2019, Ms. Dunning served on the Board of Directors of Dollar Bank. Ms. Dunning’s 35 years of experience in the technology industry as well as her prior board involvement with the largest U.S. mutual bank and the Federal Reserve Bank of Cleveland qualify her to continue to serve on the Board.

Brian S. Fetterolf. Mr. Fetterolf is President and Chief Executive Officer of the Company (January 1, 2022 to present), President (2015 to present) and Chief Executive Officer (2017 to present) of TriState Capital Bank, Vice Chairman and a director of Chartwell Investment Partners (2021 to present), President of Chartwell TSC Securities Corp. (2017 to present), and a director of TriState Capital, TriState Capital Bank, and Chartwell TSC Securities Corp. (2017 to present). Mr. Fetterolf has been with TriState Capital since 2009 and has more than 20 years of experience in the financial services industry. He has held numerous other positions with TriState Capital Bank including General Counsel and Chief Risk Officer, and he was Vice President of TriState Capital from 2013 until his appointment as President and Chief Executive Officer. Previously, Mr. Fetterolf was a Senior Vice President in the Special Situations Advisory Group of Macquarie Capital Advisors, and the head of structuring for Macquarie’s U.S. Commercial Real Estate Finance Group based in Chicago. He also worked with LaSalle Bank/ABN Amro as Director of Structured Financial Products in the Commercial Real Estate Debt Capital Markets Group, and as associate general counsel for an investment-based fin-tech company. Mr. Fetterolf also is the President of Crosshair Ventures, LLC, which is the general partner of Crosshair Ventures, L.P., a family investment partnership. He also serves as the Chairman of the Pittsburgh Benefit for the Navy SEAL Foundation. He is a graduate of Bucknell University (B.A.), Boston College Law School (J.D.) and the University of Pittsburgh (M.B.A.). Mr. Fetterolf’s financial services industry experience, including his leadership of TriState Capital and TriState Capital Bank, as well as his business and civic leadership roles in our key market areas qualify him to continue to serve on the Board.

James F. Getz. Mr. Getz is the founder and Executive Chairman of the Company. He also serves as Chairman and member of the Board of Directors of TriState Capital Bank and Chartwell Investment Partners, LLC, and as a director of Chartwell TSC Securities Corp. From the Company’s inception until January 1, 2022, he also served as President and Chief Executive Officer of the Company. He has held multiple senior positions with Federated Investors, Inc., including as a director of that company and as President of Federated Securities Corporation. He also served as President and director of Federated Bank & Trust Company. A graduate of King’s College (and a prior member of the board of directors of that institution), Mr. Getz holds a master’s degree from Villanova University. Mr. Getz’s extensive business, banking, investment management and public company experience, as well as his long-standing business and banking relationships within our primary markets, qualify him to continue to serve on the Board and as Chairman of the Board.

Michael R. Harris. Mr. Harris is the Head of Capital Markets & Business Development for Citadel Securities, having joined the firm in 2018. His prior experience includes serving as a Managing Director at Morgan Stanley Investment Management and, prior to this position, as the deputy chief investment officer of the Department of the Treasury, wherein Mr. Harris was responsible for managing a variety of assets within the Troubled Asset Relief Program (TARP). Mr. Harris began his career at Merrill Lynch, and subsequently served in a variety of investment banking and capital markets roles at JPMorgan and UBS Investment Bank. He received a bachelor’s degree in economics and a bachelor’s degree in social policy from Northwestern University. Mr. Harris’ extensive banking, capital markets, and regulated industry experience qualify him to continue to serve on the Board.

Kim A. Ruth. Ms. Ruth currently serves as a Managing Director of Apex Partners, LLC, an advisory business based in Houston, Texas. Ms. Ruth served as Chairperson of the Houston Region of Bank of Texas, a division of BOK Financial Corporation, from September 2014 through November 2015. Prior to that position, Ms. Ruth served for 20 years in different capacities at Bank of America, including five years as its Texas State President and 10 years as its Houston Market President. During her last year at Bank of America she was one of 11 regional managers for Merrill Lynch, Bank of America's wealth management advisory business. Ms. Ruth held commercial banking positions at JPMorgan Chase (formerly Texas Commerce Bank) and State Street Bank prior to moving to Bank of America. A cum laude graduate of Bucknell University, she serves on the board and as the Finance Committee Chair of the Greater Houston Community Foundation and has served on many other nonprofit boards in the Houston, Texas, area, including the United Way of Houston. Ms. Ruth’s experience in banking and wealth management advisory businesses, as well as her management experience, qualify her to continue to serve on the Board and as Chair of the Risk Committee of the Board.

A. William Schenck III. Mr. Schenck has served as Vice Chairman and director of both TriState Capital and TriState Capital Bank since the inception of the Company. Mr. Schenck’s prior experience includes service as Secretary, Pennsylvania Department of Banking, Chairman and Chief Executive Officer, Fleet Mortgage Group, Vice Chairman, Great Western Financial Corporation, and multiple executive and managerial roles at PNC Bank. Mr. Schenck has also played an active role in numerous civic and economic development enterprises, including the Allegheny Conference on Community Development, the Pennsylvania Economy League, the Pennsylvania Housing Finance Agency and a number of boards and agencies of the Pennsylvania state government. He is a graduate of the University of Virginia. Mr. Schenck’s career in banking, business, community and government service qualify him to continue to serve on the Board.

John B. Yasinsky. Mr. Yasinsky is the retired chairman and chief executive officer of OMNOVA Solutions Inc., Fairlawn, Ohio, a specialty chemicals and building products company. He was previously a director of A. Schulman, Inc. in Akron, Ohio (retired December 2014) and CMS Energy Corp. in Jackson, Michigan (retired May 2015). Prior to joining OMNOVA, he served as the chairman and Chief Executive Officer of GenCorp. in Fairlawn, Ohio, as well as Group President of Westinghouse Electric Company. Mr. Yasinsky is a graduate of Wheeling Jesuit University, the University of Pittsburgh (M.S.) and Carnegie Mellon University (Ph.D.). His business and management experience qualify him to continue to serve on the Board and as Chairperson of the Nominating and Corporate Governance Committee of the Board.

Executive Officer Biographies

David J. Demas. Mr. Demas joined the Company as Executive Vice President of Finance in August 2017 and became its Chief Financial Officer on January 1, 2018. Prior to joining the Company, he was with Deloitte & Touche, LLP for 25 years and was, during the last four years of his service, a senior partner in the financial services practice of its San Francisco office. Mr. Demas brings more than 25 years of deep financial services industry and leadership experience servicing Deloitte’s largest, most prominent and complex banking, securities, asset management and finance technology clients. Mr. Demas led Deloitte’s West Coast securities practice, working with a number of firms that are currently among the nearly 250 members of TriState Capital Bank’s national referral network of financial intermediaries. Mr. Demas is a past member of the board of the Habitat for Humanity Foundation. He is also a past member of the University of Pittsburgh Business School Advisory Board and the Pittsburgh Chapter of the Juvenile Diabetes Research Foundation, where he also served as Vice President of Finance.

Timothy J. Riddle. Mr. Riddle is the Chief Executive Officer of Chartwell (1997 to present) and is responsible for the strategic planning of the firm. He is also a director of Chartwell TSC Securities Corp. Mr. Riddle and the original members of the Chartwell team were former partners at Delaware Investment Advisers (DIA) and Delaware Management Company (DMC). He was employed by Delaware Investment Advisors from 1986 to 1997 and was closely involved in the leveraged buyout of the firm in 1988, the launch of Delaware International Advisers in 1993 and in the sale of Delaware to Lincoln National/Lincoln Financial Group in 1995. From 1978 to 1986, he was employed with Father Flanagan’s Boys’ Home, where he served as Director of Investments.

Corporate Governance Overview

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. The Board has adopted Corporate Governance Guidelines that set forth the framework within which the Board, assisted by its committees, directs the affairs of our organization. The Corporate Governance Guidelines address, among other things, the composition and functions of the Board, director independence, board evaluation, compensation of directors, management succession and review, board committees and selection of new directors. In addition, the Board has adopted Codes of Business Conduct and Ethics that apply to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The Corporate Governance Guidelines and our Codes of Business Conduct and Ethics are available on our investor relations website at https://ir.tscbank.com/Governance. We have included our website address in this Amendment as an inactive textual reference only. We expect that any amendments to our Code of Business Conduct and Ethics for Principal Executive and Senior Financial Officers will be disclosed on our investor relations website, as well as any other means required by Nasdaq rules.

We have adopted a comprehensive and detailed insider trading policy that regulates trading by all employees, including our executive officers and directors. Among other things, executive officers and directors are prohibited from holding shares of our common stock in margin accounts or pledging shares of our common stock as collateral for a loan; provided, however, that our General Counsel may on a case-by-case basis grant an exception to the prohibition against holding these securities in a margin account or pledging our common stock as collateral for a loan (not including margin debt) if the executive officer or director can clearly demonstrate the financial capacity to repay the loan without resort to the pledged common stock.

Director Qualifications. The Nominating and Corporate Governance Committee is responsible for identifying and recommending candidates to the Board. At present, the Board does not engage any third parties to identify and evaluate potential director candidates. Director candidates are evaluated using certain established criteria, including the candidate’s character, judgment, diversity, age, skills, including financial literacy, and experience in the context of the needs of our organization and the Board. We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. The Nominating and Corporate Governance Committee will also take into account the candidate’s experience at the policy-making level in business, government or banking, commitment to enhancing shareholder value and time to carry out their duties and to provide insight, including the number of boards each candidate serves on.

We have no formal policy regarding the diversity of the Board. Our Nominating and Corporate Governance Committee and the Board may therefore consider a broad range of factors relating to the qualifications and background of nominees. The Nominating and Corporate Governance Committee’s and the Board’s priority in selecting Board members is the identification of candidates who will further the interests of our shareholders through an established record of professional accomplishment, ability to contribute positively to the collaborative culture among board members, professional and personal experiences, including diversity considerations, and expertise relevant to our growth strategy. The Nominating and Corporate Governance Committee implements this goal as part of its nomination process and assesses its implementation both during the nomination process and as part of the committee’s self-assessment process.

The Nominating and Corporate Governance Committee will consider director candidates recommended by shareholders in the same manner as it considers candidates recommended by others. Because of this, there is no specific policy regarding shareholder nominations of potential directors, but the Nominating and Corporate Governance Committee will evaluate candidates recommended by shareholders, provided that such candidates are nominated in accordance with the applicable provisions of our By-laws.

Board Leadership Structure. The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board because the Board believes that it is in the best interests of our organization to make that determination from time to time based on the position and direction of our organization and the membership of the Board. Currently, the Chief Executive Officer and the Chairman positions are held by separate individuals.

In order to provide for a situation in which the positions of Chief Executive Officer and Chairman are held by the same person or when the Chairman is not an independent director (as is currently the case), the Board has established a Lead Independent Director position for which one of the members of the Board is elected by the non-employee directors biennially. Mr. Dolan currently serves as the Lead Independent Director. The Lead Independent Director coordinates the activities of the other non-employee directors. The Lead Independent Director’s responsibilities include presiding at executive sessions of the Board, and other responsibilities that may be assigned by the non-employee directors.

Board’s Role in Risk Oversight. Risk assessment and oversight are an integral part of our governance and management processes. The Board takes an active role in reviewing our strategy and priorities on an ongoing basis throughout the year at regular Board and committee meetings and as part of management presentations that focus on particular business functions, operations or strategies. The Board also administers its oversight function through various standing committees of the Board that address risks inherent in their respective areas of oversight, as disclosed in the description of each of the committees below and in the charters of each of the committees. Each committee provides a full report regarding the committee’s considerations and actions, and officers responsible for oversight of particular risks within the Company provide regular reports to the Board.

Board Committees

The Board has established standing committees in connection with the discharge of its responsibilities. These committees consist of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee. The Board also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our corporate governance documents. Currently, this same committee structure and membership composition is in place at TriState Capital Bank as well.

Audit Committee. The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, our independent auditors’ qualifications and independence, the financial and accounting risks inherent in our business and the control processes with respect to such risks, any fiduciary activities, and the performance of our internal audit function and that of our independent auditors. Among other things, the Audit Committee annually reviews the Audit Committee charter and the committee’s performance; appoints, evaluates and determines the compensation of our independent auditors; reviews and approves the scope of the annual audit and the financial statements; reviews disclosure controls and procedures, internal control over financial reporting, and internal audit function and corporate policies with respect to financial information; and oversees investigations into complaints concerning financial matters, if any.

The Audit Committee works closely with our management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding to engage, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

The current members of the Audit Committee are Messrs. Bonvenuto, Buzzelli, and Dewhurst and Mses. Dunning and Ruth, each of whom satisfies the applicable independence and other requirements of the SEC and Nasdaq for audit committee members. Mr. Bonvenuto is the chairperson of the Audit Committee and serves as our “audit committee financial expert,” as required under the applicable rules of the SEC and Nasdaq.

The Audit Committee has adopted a written charter that, among other things, specifies the scope of its rights and responsibilities. The charter of the Audit Committee is available on our investor relations website at https://ir.tscbank.com/Governance.

Compensation Committee. The Compensation Committee is responsible for discharging the Board’s responsibilities relating to the compensation of executives and directors. Among other things, the Compensation Committee evaluates human resources and compensation strategies; reviews and approves objectives relevant to executive officer compensation; evaluates performance and determines the compensation of our executive officers in accordance with those objectives; reviews and approves any changes to equity-based incentive plans (subject to shareholder approval, where required); recommends to the Board compensation for directors; and evaluates its own performance in relation to the Compensation Committee charter. The Compensation Committee may form subcommittees for any purpose it deems appropriate and may delegate such power and authority as it deems appropriate, except for any power or authority that must be exercised by the entire Compensation Committee under the rules of the SEC and Nasdaq. The Compensation Committee may also delegate authority to the Chief Executive Officer and/or the Chief Human Resources Officer to administer our compensation and employee benefit plans to the extent permissible under such plans and the rules of the SEC and Nasdaq. From time to time, the Compensation Committee may seek advice from outside experts in the executive compensation field to provide input on both executive and Board compensation issues. In 2020, the Compensation Committee did not use a compensation consultant for any purpose. The Compensation Committee has retained independent legal counsel, McDonald Hopkins, LLC, to provide advice and assistance with respect to the Company’s executive compensation programs, governance practices, and peer group data.

The current members of the Compensation Committee are Ms. Casey and Messrs. Dolan, Doody, Harris and Yasinsky, each of whom qualifies as (i) an “independent director” as defined under the applicable rules and regulations of the SEC and Nasdaq, including those applicable to compensation committee members, and (ii) a “non-employee” director under Rule 16b-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). Ms. Casey is the chairperson of the Compensation Committee.

The Compensation Committee has adopted a written charter that, among other things, specifies the scope of its rights and responsibilities. The charter of the Compensation Committee is available on our investor relations website at https://ir.tscbank.com/Governance.

Compensation committee interlocks and insider participation. In 2020, Messrs. Dolan, Harris, and Yasinsky and Ms. Ruth served on our Compensation Committee. None of our independent directors, including those who are or were members of the Compensation Committee during fiscal year 2020, is or was an officer or employee of TriState Capital or our subsidiaries. In addition, none of our executive officers serves or has served as a member of the board of directors, compensation committee or other board committee performing equivalent functions of another entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for discharging the Board’s responsibilities relating to the corporate governance of our organization. Among other things, the Nominating and Corporate Governance Committee identifies individuals qualified to be directors consistent with the criteria approved by the Board and recommends director nominees to the full board of directors; ensures that the Audit and Compensation Committees have the benefit of qualified “independent directors”; oversees management continuity planning; leads the Board in its annual performance review; and monitors our corporate governance principles and practices.

The current members of the Nominating and Corporate Governance Committee are Ms. Casey and Messrs. Doody, Dolan, Harris, and Yasinsky, each of whom qualifies as an “independent” director as defined under the applicable rules and regulations of the SEC and Nasdaq. Mr. Harris is the chairperson of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee has adopted a written charter that among other things specifies the scope of its rights and responsibilities. The charter of the Nominating and Corporate Governance Committee is available on our investor relations website at https://ir.tscbank.com/Governance.

Risk Committee. The Risk Committee is responsible for overseeing our enterprise-wide risk management framework. Among other things, the Risk Committee enhances the Board’s oversight and understanding of enterprise-wide risk management activities and effectiveness and serves as a point of contact between the Board and our management-level committees; monitors and reviews with management our risk tolerance and major risk exposures, including risk concentrations and correlations; and reviews our enterprise risk management framework, including the policies and strategies employed by our management to identify, manage and monitor risks associated with our business objectives.

The current members of the Risk Committee are Mses. Dunning and Ruth and Messrs. Bonvenuto, Buzzelli, and Dewhurst. Ms. Ruth is the chairperson of the Risk Committee.

In addition, the Risk Committee’s Subcommittee on Technology provides additional oversight and management of technology, data privacy, cybersecurity and information security risks. The members of the Technology Subcommittee are Mr. Dolan, Mr. Harris, and Ms. Dunning. Mr. Dolan is the chairperson of the Technology Subcommittee. Both the Risk Committee and the Technology Subcommittee receive regular reports and presentations from management on technology strategies, as well as information security and cybersecurity risks that cover a broad range of topics, including updates regarding changes to policies and procedures, security controls and technology enhancements, the results of vulnerability and risk assessments and testing, and continuous efforts to prevent both internal and external threats.

The Risk Committee has adopted a written charter that, among other things, specifies the scope of its rights and responsibilities. The charter of the Risk Committee is available on our investor relations website at https://ir.tscbank.com/Governance.

Shareholder Communications with Directors

Shareholders who desire to communicate with the Board or a specific director should send any communication, in writing, to TriState Capital Holdings, Inc., One Oxford Centre, 301 Grant Street, Suite 2700, Pittsburgh, Pennsylvania 15219, ATTN: Corporate Secretary. Any such communication should state the number of shares beneficially owned by the shareholder. Our Corporate Secretary will initially review all communications received. The Corporate Secretary will relay all such communications to the appropriate director or directors on a periodic basis unless the Corporate Secretary determines that the communication: does not relate to our business or affairs or the functioning or constitution of the Board or any of its committees; relates to routine or insignificant matters that do not warrant the attention of the Board; is an advertisement or other commercial solicitation or communication; is frivolous or offensive; or is otherwise not appropriate for delivery to directors. The director or directors who receive any such communication will have discretion to determine whether the subject matter of the communication should be brought to the attention of the full Board or one or more of its committees and whether any response to the person sending the communication is appropriate. Any such response will be made through our management and only in accordance with our policies and procedures, as well as applicable laws and regulations relating to the disclosure of information.

Hedging

Our Board believes that hedging transactions by any of our directors or our named executive officers (“NEOs”) (which are our only executive officers) may create the appearance that such person’s interests are not aligned with those of the Company’s shareholders generally, to the extent that a hedging transaction is designed to hedge or offset against any decrease in the market value of our stock. As a result, in 2020, our Board adopted an anti-hedging policy that states that none of the directors or NEOs of the Company and its subsidiaries will, directly or indirectly, purchase any financial instrument, or enter into any transaction, that is designed to hedge or offset a decrease in the market value of Company stock (including, but not limited to, prepaid variable forward contracts, equity swaps, collars or exchange funds).

Compensation of Directors

We pay our non-employee directors based on the directors’ participation in Board and committee meetings held throughout the year at TriState Capital and TriState Capital Bank. Each of Messrs. Getz, Fetterolf and Schenck are employees of TriState Capital Bank and as such, did not receive any direct remuneration for serving as directors of TriState Capital or our subsidiaries. Following a comprehensive review of peer group director compensation in July 2021, the Compensation Committee determined that reasonable increases to the annual retainers and committee chairperson annual fees were warranted in order to remain competitive in attracting and retaining top talent to our Board. The annual retainer was increased from $35,000 to $40,000, and for new directors the retainer will be issued in shares of restricted stock with a three-year cliff vesting schedule for the first 12 months of service. As such, during 2021 our non-employee directors each received an annual retainer of $40,000 as compensation for serving as a member of our Board. Further, the annual fee for the Lead Independent Director was increased from $10,000 to $15,000. The chairperson of our Audit Committee receives an annual fee of $15,000 (previously $12,000), the chairperson of the Compensation Committee receives an annual fee $10,000, the chairperson of the Risk Committee receives an annual fee of $12,500 (previously $10,000), the chairperson of the Nominating and Corporate Governance Committee receives an annual fee of $10,000 (previously $7,000), and the chairperson of the Technology Subcommittee of the Risk Committee receives an annual fee of $10,000 (previously $5,000). Typically, both the annual retainer fees and the committee chairperson fees are payable in lump-sum to each non-employee director at the end of the year prior to the provision of Board and committee service. The increases to the annual retainers and committee chair fees were effective as of July 1, 2021. In addition, our non-employee directors received $1,500 for each Board meeting attended and $1,000 for each committee meeting attended.

We also grant equity awards to our non-employee directors on an annual basis as an additional component of the compensation for their services. Historically, we have granted restricted stock and/or stock options to our non-employee directors; however, for fiscal year 2021, we granted only restricted stock awards. On December 17, 2021, in anticipation of their Board service for 2022, each of our non-employee directors received 3,000 shares of restricted stock, each grant scheduled to vest as to 100% of the shares on the third anniversary of the grant date. The 3,000 shares of restricted stock that were awarded in respect of Mr. Doody’s Board service were issued directly to Stone Point. It is contemplated that non-employee directors will receive similar grants of restricted stock for their service as members of the Board in future years.

The following table sets forth compensation paid, earned or awarded during 2021 to each of our non-employee directors. Our employee directors in 2021, including Messrs. Getz, Fetterolf and Schenck, did not receive remuneration for their service as a director of the Company or any of our affiliates and were compensated solely in their capacity as employees (see “Summary Compensation Table” for further detail regarding compensation paid to each of Messrs. Getz and Fetterolf with respect to their service as named executive officers).

Name of Non-Employee Director	Fees Paid in Cash ($) (1)	Restricted Stock Awards ($) (2)(3)(4)	Total ($)
David L. Bonvenuto	$91,500	$88,260	$179,760
Anthony J. Buzzelli	65,500	88,260	153,760
Helen Hanna Casey	76,500	88,260	164,760
E.H. (Gene) Dewhurst	65,500	88,260	153,760
James J. Dolan	92,000	88,260	180,260
Christopher M. Doody (5)	—	—	—
Audrey P. Dunning	76,500	88,260	164,760
Michael Harris	64,500	88,260	152,760
Kim A. Ruth	80,250	88,260	168,510
John B. Yasinsky	73,000	88,260	161,260
(1)The amounts in this column reflect fees paid in cash to each of our non-employee directors during fiscal year 2021, including (a) annual director retainer fees, (b) applicable committee chair fees, and (c) applicable meeting attendance fees. Annual retainer fees and committee chair fees were increased effective July 1, 2021, and a pro-rata portion was paid to each of our non-employee directors in July 2021 for remainder of their 2021 Board service. Annual retainer fees and committee chair fees were paid to each of our non-employee directors in December 2021 for services to be performed in connection with 2022 Board and applicable Lead Independent Director and committee chairperson service (an aggregate of $70,000 to Mr. Dolan, $59,000 to Mr. Bonvenuto, $56,250 to Ms. Ruth, $54,000 to Mr. Yasinsky, $52,500 to Ms. Casey, and $42,500 to each of the remaining non-employee directors, whereas all such annual retainer fees and applicable committee chair fees earned for 2021 Board and committee chairperson service were previously paid to each of our non-employee directors in December 2020. The remaining fees earned for attendance at Board and committee meetings (either in-person or by telephone) were paid incrementally to each non-employee director within a month following each such meeting.
(2)The amounts reported represent the grant date fair value of restricted stock awards granted during fiscal year 2021 and do not represent an amount paid to or realized by the non-employee director during the applicable fiscal year. For additional information regarding our restricted stock awards, please refer to Note 16, “Stock-Based Compensation Programs” in the Original Filing.
(3)On December 17, 2021, each of our non-employee directors of the Board received a grant of 3,000 shares of restricted stock, each scheduled to vest as to 100% of the shares on the third anniversary of the grant date. The grant date fair value of a share of our common stock as of December 17, 2021, was $29.42.
(4)As of December 31, 2021, each of our non-employee directors of the Board held 9,000 shares of restricted stock, except for Mr. Doody, who held none, Ms. Dunning, who held 10,387, and Mr. Harris, who held 9,762. Shares of restricted stock awarded in respect of Mr. Doody’s service were issued directly to Stone Point, as described in footnote 5 below. All restricted stock awards historically granted to our non-employee directors vest as to 100% of the shares on the third anniversary following the grant date.
(5)Mr. Doody was appointed to the Board effective January 14, 2021. In connection with his election, Stone Point received a grant of 3,000 shares of restricted stock scheduled to vest in full on the third anniversary of the grant date. Stone Point also received a retainer of $35,000, issued in the equivalent of 1,743 shares of restricted stock scheduled to vest in full on the third anniversary of the grant date. The grant date fair value of a share of our common stock as of January 14, 2021, was $20.09. Mr. Doody’s increase in retainer for 2021 and retainer for services in 2022 of $42,500 were paid directly to Stone Point.

We do not provide any perquisites to our non-employee directors. However; members of our Board have been and will continue to be reimbursed for travel, food, lodging and other expenses directly related to their activities as directors. In addition, our non-employee directors are also entitled to the protection provided by the indemnification provisions in our Articles of Incorporation and Bylaws, as well as the Articles of Incorporation and Bylaws of TriState Capital Bank.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are also required to furnish us with copies of all such reports they file. Based solely upon a review of the reports filed pursuant to Section 16 of the Exchange Act and written representations of our executive officers and directors, we believe that our directors, executive officers and greater than 10% beneficial owners timely filed all reports required under Section 16, except for the following instances which were related to administrative oversights: (1) Mr. Demas reported, in a Form 4 filed on January 19, 2021, the withholding of shares on August 21, 2020 in payment of the exercise price and tax obligations resulting from the vesting of restricted stock; (2) Mr. Getz reported, in a Form 4 filed on November 10, 2021, a sale of shares by an Individual Retirement Account on November 1, 2021; and (3) Mr. Dewhurst reported, in a Form 4 filed on December 27, 2021, a net settlement transaction related to the vesting of stock options on December 17, 2021.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The purpose of this compensation discussion and analysis section (the “CD&A”) is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our “named executive officers,” during fiscal year 2021. For purposes of this CD&A, our named executive officers are our principal executive officer, principal financial officer, the chief executive officer of our bank and the chief executive officer of our investment management firm. These named executive officers are, respectively:

•James F. Getz, Executive Chairman and Director of TriState Capital; Chairman and Director of TriState Capital Bank and Chartwell Investment Partners, LLC; and Director of Chartwell TSC Securities Corp.;

•Brian S. Fetterolf, President, Chief Executive Officer and Director of TriState Capital; President, Chief Executive Officer and Director of TriState Capital Bank; Vice Chairman and Director of Chartwell Investment Partners, LLC; and President and Director of Chartwell TSC Securities Corp.;

•David J. Demas, Chief Financial Officer of TriState Capital and TriState Capital Bank; and

•Timothy J. Riddle, Chief Executive Officer and Director of Chartwell Investment Partners, LLC and Director of Chartwell TSC Securities Corp.

Executive Compensation Highlights
•We view our Company as a growth company. As such, we assess our executive compensation peer group against companies with which we compete for talent, capital and business when determining compensation for our executive officers. We find these companies are primarily larger than we currently are or are growing faster than the industry, rather than companies of our current level of assets and market capitalization. Specifically, we actively seek talent from larger institutions and offer competitive compensation packages in order to hire employees away from these larger institutions.

•Our compensation programs are compared against companies who do business in one or more of the areas in which we successfully operate: (1) delivering private banking solutions to high-net-worth individuals, (2) building distribution and servicing relationships with non-bank financial intermediaries as part of our national referral network, (3) offering liquidity management and commercial banking products and services to middle-market companies with annual revenue ranging from $5 million to $300 million and (4) providing investment management strategies to institutional and private clients, including through mutual funds.

•Currently, we utilize our Short-Term Incentive Plan (“STI Plan”) to provide short-term and long-term incentives via certain permitted forms of payment, and to implement compensation structures. For example, our STI Plan is based on annual performance measured relative to established goals, and then provides payment for performance types consisting of both time-vested restricted stock, as well as cash, for the applicable executives. Equity-based incentive awards consist of time-vesting restricted stock which must be earned on a pay-for-performance basis and are generally not issued to executives unless and until pre-established performance criteria are met, creating an equity-based compensation program with both performance-based and time-based incentives.

•The Compensation Committee has the authority to use negative discretion to reduce amounts to be awarded under our STI Plan, which includes stated guidelines relating to risk mitigation, if the Compensation Committee perceives an imbalance between performance and risk management. Under this framework, an incentive payout may be reduced (or, under certain circumstances, may not be made) even if the pre-established performance criteria are met.

•We have not entered into any formal employment or severance agreements with our executive officers, including our NEOs.

•We do not offer change of control payments or gross-ups of related excise taxes.

•Executive incentive compensation is subject to clawback based on materially inaccurate financial or performance criteria, or other items on a discretionary basis, such as credit-related performance.

•Our executive officers have a meaningful ownership stake in our Company, with several executive officers personally purchasing a significant portion of their holdings in Company stock and acquiring additional stock through deferral in lieu of cash compensation, including in 2021.

•In 2021, no NEOs sold any shares of our common stock that they acquired personally or through their incentive compensation plan.

•The Compensation Committee conducts an annual risk assessment of our senior executive compensation programs particularly those focused on our NEOs. For 2021, the Compensation Committee determined that these executive compensation programs do not contain features that would encourage our executives to take unnecessary or excessive risks that could threaten the value of our Company nor do the programs encourage the manipulation of reported earnings. Furthermore, as noted above, we have built into our compensation programs a provision that provides for the reduction of payouts if the Compensation Committee perceives an imbalance between performance and risk management.

Executive Summary

This CD&A and the following compensation disclosure tables and associated narrative discussions provide information regarding compensation for the past three years, but the CD&A primarily focuses on the compensation earned in the 2021 fiscal year by our NEOs. The Compensation Committee, in collaboration with our full Board, is responsible for establishing our compensation philosophy and programs and for determining appropriate payments and awards to our directors and NEOs.

Historically, our compensation programs have not changed dramatically year to year. The stability of their design is intended to promote long-term performance.

On an annual basis, our Compensation Committee and our Board determine the compensation for our NEOs in light of our overarching compensation philosophy to promote and reward long-term value creation for shareholders through responsible growth while at the same time providing fair and competitive compensation to retain our executives. Our compensation programs are designed to reinforce our high-performance culture, which focuses on clearly articulated strategic and financial performance objectives consistent with sound principles of risk management. In accordance with our compensation philosophy, a substantial portion of our NEOs’ compensation is “at risk” and earned only if certain stated financial metrics are achieved and is paid in a combination of restricted stock grants with a minimum three-year vesting schedule and annual cash incentives, with a material portion of the incentive received as restricted stock in lieu of cash. In this way, our compensation programs focus our NEOs on metrics that the Compensation Committee and Board determine will drive value for our shareholders. Historically all restricted stock awards provided to our NEOs and other employees followed a three-year cliff, four-year cliff, or five-year graded vesting schedule so that awards would vest in full on the third, fourth, or fifth anniversary of the date of grant. Beginning in 2021, to enhance the competitiveness of our plans and the flexibility of financial planning for all of our employees, the Compensation Committee revised the equity vesting schedule such that an equal portion of restricted shares will vest each year for the duration of the award (either three, four, or five years).

We tailor our annual compensation programs to each executive or group of executives. The specific performance metrics and targets applicable to each executive or group are based upon criteria that most closely align with that individual executive’s or group’s impact on our Company. Our targets are based on our compensation philosophy and Company culture, including our focus on alignment of executive performance with shareholder and other stakeholder interests. Using this process, we finalize those performance metrics and targets on or before April 15 of each year. In this process we consider many sources of information, including without limitation, assessments and forecasts from our internal team, research and consensus estimates from stock analysts regarding our stock, other market and economic forecasts, and regulatory authority and agency forecasts.

As a result of this process, we established performance targets that were used in all of the Company’s compensation plans, including those relating to our NEOs, that we believe presented challenging objectives for our business and encouraged continued investment in the business to create long term value. We also considered our compensation philosophy and belief that we must maintain fair, supportive, incentivizing, responsible, and competitive compensation structures for our entire Company, including our NEOs.

For 2021, the two primary financial metrics set by our Compensation Committee and Board with respect to our Chairman, President and Chief Executive Officer, Mr. Getz (our “CEO”) included (1) Pre-Tax Income and (2) Earnings Per Share (“EPS”). With these metrics in mind, in 2021, we achieved (1) 124% of our Pre-Tax Income target and (2) 126% of our EPS target. As a result of this achievement, our CEO received approximately 177% of his target annual incentive opportunity. Pursuant to our Company’s practice, and in line with our compensation philosophy to encourage long-term performance, our standard structure is that 57.5% of our CEO’s annual incentive compensation is paid in the form of unvested equity. Additionally, Mr. Getz may elect (and historically has chosen to elect) to receive an additional portion of his annual incentive compensation payout in the form of stock in lieu of cash, further increasing his equity holdings and aligning his long-term interests with those of our shareholders. All equity earned by our CEO in the 2021 fiscal year was earned as a result of Company performance relative to the performance targets defined in the STI plan and was in the form of restricted stock, which will vest in full on the third anniversary of the date of award. See the section captioned “Short-Term Incentive Compensation” for a further description of our annual incentive plan payouts to our CEO. We believe that these attributes combine to further balance short-term achievement with long-term results and further increase his equity holdings and align his long-term interests with those of our shareholders.

For 2021, the primary financial metrics approved by our Compensation Committee with respect to Mr. Fetterolf, the President and Chief Executive Officer of TriState Capital Bank, included (1) the portion of EPS attributed to TriState Capital Bank, (2) Pre-Tax Income of the Bank, (3) Deposits of the Bank, (4) Bank Loans, (5) Credit Quality of Bank Loans, (6) Exam Results of the Bank, and (7) Operations and Administration Oversight of the Bank. Based upon Mr. Fetterolf’s and the Company’s achievement of the foregoing performance criteria, Mr. Fetterolf received approximately 145% of his target annual incentive opportunity. Pursuant to the terms of our STI Plan, 30% of Mr. Fetterolf’s cash-based incentive compensation is paid in the form of unvested equity. Additionally, Mr. Fetterolf may elect (and historically has chosen to elect) to receive an additional portion of his annual incentive compensation payout in the form of stock in lieu of cash, further increasing his equity holdings and aligning his long-term interests with those of our shareholders. All equity earned by Mr. Fetterolf was a result of the achievement of performance metrics for the 2021 fiscal year and was in the form of restricted stock which will vest in full on the third anniversary of the date of award. See the section captioned “Short-Term Incentive Compensation” for a further description of our annual incentive plan payouts to Mr. Fetterolf.

For 2021, the primary financial metrics approved by our Compensation Committee with respect to our Chief Financial Officer, Mr. Demas (our “CFO”), included (1) EPS, (2) Pre-Tax Income, and (3) Exam Results of the Bank. Based upon Mr. Demas’ and the Company’s achievement of the foregoing performance criteria, Mr. Demas received approximately 161% of his target annual incentive opportunity. Pursuant to the terms of our STI Plan, 15% of our CFO’s cash-based incentive compensation is paid in the form of unvested equity. Additionally, Mr. Demas may elect (and historically has chosen to elect) to receive an additional portion of his annual incentive compensation in the form of stock in lieu of cash, further increasing his equity holdings and aligning his long-term interests with those of our shareholders. All equity earned by our CFO was a result of the achievement of performance metrics for the 2021 fiscal year and was in the form of restricted stock which will vest in full on the third anniversary of the date of award. See the section captioned “Short-Term Incentive Compensation” for a further description of our annual incentive plan payouts to our CFO.

For 2021, the primary financial metrics approved by our Compensation Committee with respect to Mr. Riddle, the Chief Executive Officer of our Chartwell subsidiary, included (1) the portion of EPS attributed to Chartwell, (2) the portion of Pre-Tax Income attributed to Chartwell, (3) Investment Performance, and (4) Regulatory Oversight. Based upon Mr. Riddle’s and the Company’s achievement of the foregoing performance criteria, Mr. Riddle received approximately 85% of his target annual incentive opportunity. Additionally, Mr. Riddle may elect (and historically has chosen to elect) to receive an additional portion of his annual incentive compensation payout in the form of stock in lieu of cash, further increasing his equity holdings and aligning his long-term interests with those of our shareholders. For incentive compensation paid to Mr. Riddle in excess of $50,000 in a given year, 12.5% is issued in restricted cash and 12.5% is issued in restricted stock, both of which vest in full on the third anniversary of the grant date, and additional portions of his incentive compensation may be issued in restricted cash or restricted stock based on the overall level of compensation expense to revenue at Chartwell, which fully vests on the fourth anniversary of the date of award. See the section captioned “Short-Term Incentive Compensation” for a further description of our annual incentive plan payouts to Mr. Riddle.

Compensation Philosophy and Objectives

Our compensation programs include a mix of base salary, short-term and long-term incentives utilizing cash as well as equity-based incentives to promote and reward long-term value creation for shareholders while at the same time providing fair and competitive compensation to our executives. Our compensation programs are designed to reinforce our high-performance culture, which focuses on clearly articulated strategic and financial performance objectives consistent with sound principles of risk management.

More specifically, our compensation philosophy and programs are based on the following objectives:

•Align executive and shareholder interests by linking pay incentives to key performance criteria that we believe increases shareholder value over time and considers interests of all of our stakeholders.
•Enable the Company to attract, motivate and retain highly-qualified executives, including executives with valuable experience with significantly larger financial institutions where such experience can help accelerate and promote long-term value creation and the achievement of superior returns on investments to our shareholders.
•Control fixed costs and motivate executives to accomplish strategic and financial objectives by generally emphasizing incentives over base salaries within the overall pay mix and positioning incentive opportunities at superior levels consistent with superior performance and sustained value creation for shareholders, with little to no incentive paid for underperformance.
•Maintain risk-balanced incentives that promote the safety and soundness and responsible growth of the Company.
•Generally target “total direct compensation” (base salary, annual incentives and long-term incentives/pay types) taking into account assessed median competitive levels for commensurate or higher levels of performance, utilizing a combination of (i) peer group data from commercial financial services institutions with respect to high growth oriented companies with non-traditional bank models and (ii) published survey information for financial institutions of similar asset size, EPS, revenue and/or market capitalization, allowing for variations in light of other relevant factors such as:
◦An executive’s experience and track record of results;
◦An executive’s strategic impact on the enterprise;
◦An executive’s special contributions to shareholder value creation associated with his or her status as a founder or co-founder of the Company (such as entrepreneurial vision, industry experience, and institutional knowledge);
◦Internal pay equity;
◦The importance of retention and continuity of management as we evolve through business and lifecycles; and
◦The amount of our Company stock an executive has individually purchased.

The objective of our compensation plans is to provide a compensation package for executive officers that is driven primarily by the overall financial performance of the Company. The Company and our Board believe that the performance of each of the NEOs impacts the overall, long-term profitability of our Company. The Company and our Board therefore have established the following goals for compensation programs impacting our NEOs: (i) to provide motivation for them and to enhance shareholder value by linking their compensation to key performance metrics that we believe are among the most significant contributors to the valuation of our stock over time; (ii) to retain the NEOs who provide effective leadership to the Company; (iii) to maintain reasonable “fixed” compensation costs by targeting base salaries at a competitive average; and (iv) to not encourage NEOs to put the Company at unnecessary and excessive risk. These goals reflect the manner in which individual performance shapes Company performance, and the value of linking compensation to Company performance, while recognizing how compensation reflects positive and negative outcomes, including how an individual’s performance has prevented negative outcomes.

Further, consistent with our compensation philosophy, the Compensation Committee applies five guiding principles when performing its compensation responsibilities:

i.Employee Contribution: Compensation plans should reflect the value that the employee provides to the organization.
ii.Risk and Return Balance: Compensation plans should try not to reward short-term gains that involve excessive risk-taking and do not promote to long-term value appreciation.
iii.Appropriate Allocation: Compensation plans should include an appropriate balance of salary, short- and long-term incentives, and deferred compensation.
iv.Performance-Based Compensation: Compensation plans should include tailored metrics that properly gauge individual, business unit, or Company performance, as appropriate.
v.Comparable Payments: The compensation structure and pay levels should be in line with similar positions at similar companies.

We believe that our compensation philosophy, including our Compensation Committee’s five guiding principles, provides an executive compensation program that focuses on creating long-term value for our shareholders while simultaneously protecting our Company from unnecessary risks.

Compensation Committee Procedures

While our Board has a meaningful role in the oversight of our executive compensation programs, particularly with respect to our CEO, our Compensation Committee has general responsibility for the administration of our executive compensation programs. The Compensation Committee meets outside the presence of our executive officers to consider appropriate compensation for our CEO. For all other NEOs, the Compensation Committee meets outside the presence of all executive officers except our CEO. Our CEO annually reviews each other NEO’s performance with the Compensation Committee and recommends appropriate base salary, annual performance awards and grants of long-term equity incentive awards. Based upon the recommendations of our CEO and in consideration of the objectives and principles described above, the Compensation Committee approves the annual compensation packages of our executive officers other than our CEO. The Compensation Committee also analyzes annually our CEO’s performance and recommends to the Board any changes to his base salary, his annual performance awards and grants of long-term equity incentive awards based on its assessment of his performance with input from any advisors engaged by the Compensation Committee. The Board approves the CEO’s compensation after consideration of the recommendations of the Compensation Committee.

From time to time, our Compensation Committee seeks advice from outside experts in the executive compensation field to provide input on both executive and Board compensation issues. In 2021, we did not use a compensation consultant for any purpose. Rather, the Board and Compensation Committee utilized publicly available market data in its analysis of our executive compensation programs (discussed in the section captioned “Benchmarking” below). The Compensation Committee has retained independent legal counsel, McDonald Hopkins, LLC, to provide advice and assistance with respect to the Company’s executive compensation programs, governance practices, and peer group data.

Benchmarking

The Company competes for customers with regional and national banks that serve middle-market customers and high-net-worth individuals and asset management companies. The Compensation Committee monitors compensation trends at competing institutions in the markets the Company serves, and benchmarks compensation of our executive officers against publicly available information concerning those institutions. We typically compete with larger institutions for talented executives in order to attract and retain a seasoned management team that can enable our growth. In this way, our compensation programs are designed to facilitate our ability to attract and retain experienced, high performing executives, and we view our executive compensation peer group as those against whom we compete for talent, rather than based solely upon market capitalization or other snapshot-in-time metrics.

In the past, at the direction of the Compensation Committee, analyses of potential peer companies were performed on a wholly independent and separate basis by (a) professionals within the investment banking field and (b) our internal human resource group. The investment banking professionals prepared a list of potential peers based primarily upon the enterprises to which we had been compared in then-current industry reports. Our internal human resource team, in consultation with our leadership team, independently identified commercial, limited branch and diversified banks as possible peer entities. Significant overlap in identified peer companies occurred between the two independently prepared reports. As a result, our Compensation Committee developed an initial peer group comprised of 16 companies. The peer group is reviewed on an annual basis by the Compensation Committee, as further described below.

Our strategic plan outlines the comparative strengths of our business, including the delivery of niche private banking services, specialized middle-market lending, liquidity and treasury management, investment management, and branchless deposit gathering through an efficient and portable operating model. The peer group initially approved by the Compensation Committee was selected with consideration of similarity in products, services and business models in order to provide a means for relative comparison of compensation levels for executive officers as well as our overall performance as a company.

The selected peer companies also provide perspective on compensation levels among companies with which we compete for executive talent. This is especially important because we typically aim to hire experienced professionals with more than 15 years of experience, including from larger financial services firms.

The peer group is reviewed on an annual basis and is adjusted as warranted to eliminate and/or substitute for companies that no longer exist due to merger and acquisition events. In addition, as part of analyzing our competitive peer group, we review the executive compensation programs of companies that conduct business in one or more of the areas in which we successfully operate: (1) delivering private banking solutions to high-net-worth individuals, (2) building distribution and servicing relationships with the largest financial intermediaries as part of our national referral network, (3) offering commercial banking products and services to middle-market companies with annual revenue ranging from $5 million to $300 million, and (4) providing investment management strategies to institutional and private clients. We use the foregoing criteria because we believe that we need to compare ourselves against larger companies in order to compete for the talent required to continue operating our company successfully.

For purposes of benchmarking 2021 compensation, we used the following companies in the peer group (“Proxy Peer Group”):

Institution Name		Ticker
1.	Eagle Bancorp, Inc.	EGBN
2.	Signature Bank Corp.	SBNY
3.	Sterling Bancorp	STL
4.	First Republic Bank	FRC
5.	Wintrust Financial Corporation	WTFC
6.	Pinnacle Financial Partners, Inc.	PNFP
7.	SVB Financial Group	SIVB
8.	Texas Capital Bancshares, Inc.	TCBI
9.	Boston Private Financial Holdings, Inc.	BPFH
10.	Univest Financial Corporation	UVSP
11.	Mercantile Bank Corporation	MBWM
12.	First Business Financial Services, Inc.	FBIZ

On an annual basis, the Compensation Committee reviews our performance relative to that of our Proxy Peer Group by examining the following performance categories:

•Revenue;
•Asset level, growth and credit quality;
•Pre-tax income;
•Net income;
•EPS (basic and diluted);
•Loan and deposit levels and growth;
•Return on average equity;
•Return on average assets;
•Net interest margin;
•Efficiency ratio;
•Total non-interest expense;
•Fully taxable equivalent employees; and
•Salary and benefit expense.

The Compensation Committee considers this information and takes into account the relative size and complexity of the Proxy Peer Group in assessing competitive and fair compensation levels for our executives and non-employee directors. The Compensation Committee also considers the Company’s performance compared to comparable institutions on key performance metrics, such as non-interest expense.

The Compensation Committee actively engages in an annual review of our CEO’s compensation compared to the compensation of CEOs of the companies within our Proxy Peer Group. Last year our CEO’s total direct compensation was well below the Proxy Peer Group median.

Elements of Compensation and Pay Mix

Our executive compensation programs include four primary components: base salary, annual incentive awards, long-term incentive compensation, and other welfare and health benefits. Base salaries are reviewed annually by the Compensation Committee, or in the case of our CEO, by the Board on recommendation of the Compensation Committee, and adjusted as and if performance warrants. Factors considered in the determination of base salary are qualifications, experience, performance, compensation of comparable officers at competitive institutions, the nature and complexity of our business, and the contribution of the executive to the success of our business. None of our NEOs are contractually entitled to employment or any salary amount.

Annual incentive awards are approved by our Compensation Committee, or in the case of our CEO, set by the Board on recommendation of the Compensation Committee. When determining the amount of annual incentive awards, the Board and the

Compensation Committee consider the five guiding principles described above. The incentive awards recognize the executive’s contribution to the growth of the top and bottom line of our business. The executive compensation plans are subject to a provision whereby we can recoup all or a portion of year-end incentive awards paid under various circumstances. Specifically, all incentive compensation under the executive compensation plans is subject to clawback if the incentive payment was based on materially inaccurate financial statements (which includes statements of earnings, revenues, or gains), any other materially inaccurate performance metric criteria, or other items on a discretionary basis, such as credit-related performance in our operations.

Currently, we utilize our STI Plan to provide short-term and long-term incentives, via certain permitted forms of payment, and implement compensation structures. For example, our STI Plan provides for payment types consisting of both time-vested or performance-vested restricted stock, as well as cash, for the applicable executive’s performance relative to specified key performance metrics. With regard to long-term incentive compensation, including equity-based compensation, the Compensation Committee and the Board take into account that most of our executive officers hold significant investments in the Company. Specifically, Mr. Getz, in addition to being the founder of the Company, is one of the largest investors in the Company, holding 1,465,001 shares of common stock ($48.7 million as of March 31, 2022). Notably, most of Mr. Getz’s shares were obtained by his investment in the Company in its original fundraising and acquired through subsequent out-of-pocket purchases and restricted stock elected in lieu of cash compensation, and not through receipt of equity incentive awards. Specifically, when he founded the Company, Mr. Getz invested $12 million with no options, founder shares or warrants. As of March 31, 2022, Mr. Fetterolf holds 398,060 shares of common stock, Mr. Demas holds 91,267 shares of common stock, and Mr. Riddle holds 300,650 shares of common stock, each of which have acquired shares through out-of-pocket purchases and restricted stock elected in lieu of cash compensation, in addition to performance-based grants of restricted stock. The Board and the Compensation Committee believe these significant investments and large equity holdings align the interests of our executive management and our Board with those of our shareholders and are key to the executives serving the long-term interests of our Company and its stakeholders.

In addition, all full-time employees, including our NEOs, may participate in our medical, dental, vision, life and disability insurance programs, as well as the Company’s 401(k) plan. We do not provide defined benefit or defined contribution pension plans, deferred compensation or retiree medical plans to employees, including executive officers, other than Mr. Getz, who is a participant in the Company’s Supplemental Executive Retirement Plan. See the section below entitled “Other Executive Benefits and Perquisites and Deferred Compensation” for more detail.

We combine these elements of compensation described above in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our executive officers and other senior personnel with those of our shareholders. We utilize these particular elements of compensation because we believe that they provide a well-proportioned mix of secure compensation, retention value and at-risk compensation, which produces both short-term and long-term performance incentives and rewards. By following this approach, we provide executives a measure of security in the minimum expected level of compensation, while motivating executives to focus on business metrics that will produce a high level of short-term and long-term performance for the Company and value for our shareholders, as well as reducing the risk of recruitment of top executive talent by competitors through opportunities for long-term creation for the executive. The mix of metrics (e.g., Pre-Tax Income and EPS) used for our annual short-term incentive program and long-term incentive program likewise provides an appropriate balance between short-term financial performance and long-term financial and stock performance.

For key executives, the mix of compensation is weighted toward at-risk pay (annual incentives and long-term incentives). Using the data as shown in the Summary Compensation Table below, the annual performance incentive represented 71% of the total direct compensation paid to our CEO and his base salary represented 29% of his total direct compensation. Further, the annual performance incentive calculated to represented 67%, 67% and 51% of the total direct compensation, and base salary accounted for 33%, 33% and 49% of the total direct compensation, paid to Messrs. Fetterolf, Demas and Riddle, respectively. The combination of incentives is designed to balance annual operating objectives and Company earnings performance with longer-term shareholder value creation.

Because we seek to provide competitive compensation that is commensurate with performance, we generally target compensation at the median of the market and calibrate both annual and long-term incentive opportunities to generate less-than-median awards when goals are not fully achieved and greater-than-median awards when goals are exceeded.

We seek to promote a long-term commitment to the Company by our executives. We believe that there is great value to the Company in having a team of long-tenured, seasoned managers. Our team-focused culture and management processes are designed to foster this commitment. Further, the vesting schedules attached to equity awards, which we grant in the form of time-vesting restricted stock, reinforce this long-term orientation. Our Compensation Committee believes that restricted stock awards align our executives’ interest with shareholders’ and that time-based vesting conditions encourage retention of equity and a long-term view of our Company. Moreover, equity-based incentive awards are typically only granted if an executive achieves the applicable annual performance criteria for a performance period, creating an equity-based compensation program with both performance-based and time-based incentives.

Maintaining this pay mix results fundamentally in a pay-for-performance orientation for our executives, which is aligned with our stated compensation philosophy of providing compensation commensurate with performance.

While the Compensation Committee reviews and considers the Proxy Peer Group data described above in determining executive officer compensation, with a focus on compensation metrics at approximately the 50th percentile of our Proxy Peer Group, we did not seek to formally benchmark our executive compensation to any pre-set “target” percentile of the market. Rather, we sought to compensate our executive officers at a level that would allow us to successfully recruit and retain the best possible talent for our executive team. Furthermore, as our revenue and market capitalization have increased over the last several years, the Compensation Committee gives greater weight to the compensation levels of companies in the Proxy Peer Group that have higher revenue and market capitalization compared to other companies in the Proxy Peer Group when making decisions about the compensation of our executive officers. The Compensation Committee also relies on the knowledge and experience of its members and our management in determining the appropriate compensation levels for our executive officers.

Further, the Compensation Committee informally reviews our CEO and executive compensation relative to other more specified industries against whom we compete for talent, including publicly held asset management firms.

Base Salary

Base salaries reflect the fixed cash compensation of our executives’ total direct compensation. The base salary established for each of our NEOs is intended to reflect each individual’s responsibilities, experience, prior performance and other discretionary factors deemed relevant by our Compensation Committee and Board. Base salary is also designed to provide our executive officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance.

With these principles in mind, base salaries are reviewed during the first half of the fiscal year by our Compensation Committee and may be adjusted from time to time based on the results of this review. In past years, our Compensation Committee reviewed the performance of all NEOs, and based on this review and any relevant competitive market data made available to them during the past year (through research, informal discussions with recruiting firms, and informal benchmarking against our CEO’s and/or directors’ personal knowledge of the competitive market), set the executive compensation package for each NEO, other than our CEO, for the coming year. With respect to our CEO, our Compensation Committee reviewed his performance and based on this review and any relevant informal competitive market data made available, recommended changes to our CEO’s base salary to the Board.

The base salaries paid to our NEOs in fiscal year 2021 are set forth in the Summary Compensation Table below. The Compensation Committee reviews base salaries for our CEO and executive officers at least annually, and salaries may be adjusted from time to time, if needed, to reflect changes in market conditions or other factors. On January 1, 2022 Mr. Fetterolf was promoted to President and Chief Executive Officer of the Company and, in connection with his promotion, Mr. Fetterolf’s salary was increased to $800,000. The Compensation Committee reviewed base salaries for the 2022 fiscal year at its meeting on January 20, 2022.

Short-Term Incentive Compensation

Currently, we utilize our STI Plan to provide short-term and long-term incentives, via certain permitted forms of payment, and implement compensation structures. For example, our STI Plan provides for payment types consisting of both time-vested restricted stock, as well as cash, for the applicable executives achieving specified key performance metrics. Our Compensation Committee has the authority to award annual incentive pay to our executive officers, other than our CEO, in accordance with our STI Plan. The annual incentive opportunity for our CEO is reviewed and confirmed by the independent members of our Board.

The annual short-term incentives are intended to reward the achievement of specified corporate objectives. An individual executive’s performance and other factors may also be considered, and the Compensation Committee has the authority to use negative discretion to reduce the amount of an incentive payout. In determining whether to use its negative discretion, the Compensation Committee takes into account performance metrics that encompass credit quality, profitability, budget / efficiencies and safety and soundness, including (i) whether the Company obtained a satisfactory regulatory review during the preceding fiscal year, (ii) the Company’s budget and efficiencies, including non-interest expenses, other than compensation, (iii) the Company’s overall profitability, and (iv) the Company’s credit quality, percentage of adversely rated loans as a percentage of total loans and non-performing assets as a percentage of total assets. The Compensation Committee assesses the foregoing criteria on an annual basis and may decrease a NEO’s annual incentive compensation if the Compensation Committee determines that the Company has not satisfactorily met these criteria. These performance metrics are used to further align the interests of the Company, our shareholders and our NEOs. Our STI Plan is overseen by our Compensation Committee and reviewed by our full Board on an annual basis.

Further, our CEO and/or the Compensation Committee may also award an incentive to an executive officer (other than the CEO) outside of the terms of our STI Plan in its discretion. The Compensation Committee may also recommend that a discretionary bonus be approved by the Board for our CEO. While the Compensation Committee does not have a practice of awarding discretionary bonuses, the Compensation Committee reserves the right to make such grants in the event of extraordinary performance or where the circumstances with respect to an individual executive dictate that such compensation would be necessary or appropriate. Since the Company went public in 2013, the Compensation Committee has not recommended any discretionary awards be made to the CEO.

On an annual basis, our Compensation Committee typically sets for the CEO, and in the case of our other NEOs works with the CEO to approve, a target level of incentive compensation that is structured as either a percentage of the applicable executive officer’s annual base salary or an objective formula. The various corporate performance objectives considered by our Compensation Committee and, with respect to our other NEOs, our CEO, when making our executive officers’ annual incentive determinations are different for each individual executive or distinct group of executives depending upon that executive’s or group’s duties and areas of responsibility. In making incentive compensation determinations, each of our Compensation Committee and our CEO consider performance metrics that they believe most appropriately reflect each executive officer’s impact on our overall corporate performance. These corporate performance objectives are designed to be challenging but achievable.

We believe that establishing short-term incentive compensation opportunities helps us attract and retain qualified and highly skilled executives. These annual incentives are intended to reward executive officers who have a positive impact on corporate results.

For 2021, the baseline annual incentive payouts under our STI Plan for our CEO were based equally upon Pre-Tax Income and EPS. Mr. Getz would receive an amount equal to 86.27% of his base salary under the cash component of his incentive and 116.73% of base salary awarded in time-vested restricted stock upon achievement of target performance for each of the stated incentive plan components. In order to qualify for an incentive payout with respect to a particular performance criterion, at least 82% of the stated performance target must have been achieved. Mr. Getz’s 2021 incentive award potential was subject to the following limits: the cash component (including any elected deferrals) was limited to 153% of his base salary and the equity component (excluding any elected deferrals) awarded in time-vested restricted stock was limited to 207% of his base salary. Ultimately, the Compensation Committee has the discretion, pursuant to the terms of Mr. Getz’s 2021 STI Plan, to reduce his aggregate annual incentive compensation payout attributable to his 2021 performance.

The total incentive earned by Mr. Getz under the STI Plan in 2021 was $3,600,000, of which a majority was received in the form of time-vested restricted stock. Under our STI Plan for the year 2021, our Pre-Tax Income and EPS targets, along with the corresponding achievement and resulting payouts for our CEO, are set forth in the table below:

Metric	2021 Target	2021 Actual	Percent Achievement of Target	Aggregate Annual Incentive Compensation
Pre-Tax Income	$73,130,000	$90,703,044	124%	$1,800,000
Earnings Per Share	$1.36	$1.71	126%	$1,800,000
Total				$3,600,000

All restricted stock earned by Mr. Getz in respect of our STI Plan will vest in full on the third anniversary of the award date. After reviewing the adjustment criteria and assessing Mr. Getz’s individual performance, the Compensation Committee and Board determined that Mr. Getz had met or exceeded its expectations and no reduction of Mr. Getz’s annual incentive compensation was warranted.

With respect to the annual incentive compensation for achieving base performance metrics and pursuant to the terms of our STI Plan for our CEO, Mr. Getz was entitled to (i) $2,070,000 of the equity component (representing 57.5% of the total incentive compensation) payable in restricted stock to be granted in 2022 following the Compensation Committee’s certification of our achievement of the performance metrics, and (ii) $1,530,000 payable in cash (representing 42.5% of the total incentive compensation).

For 2021, annual incentive payouts under our STI Plan for Mr. Fetterolf, as our Bank President and CEO, were based upon (1) the portion of EPS attributed to TriState Capital Bank, (2) Pre-Tax Income of the Bank, (3) Deposits of the Bank, (4) Bank Loans, (5) Credit Quality of Bank Loans, (6) Exam Results of the Bank, and (7) Operations and Administration Oversight of the Bank. Mr. Fetterolf would receive an amount equal to 101.5% of his base salary upon achievement of target performance for all performance metrics. In order to receive an incentive payout with respect to a particular performance criterion, more than 82% of the stated performance target must be achieved. Mr. Fetterolf’s maximum 2021 award potential was limited to 170% of his base salary. Similar to our CEO, pursuant to the terms of our STI Plan, 30% of Mr. Fetterolf’s cash-based incentive compensation is paid in the form of restricted stock. Additionally, Mr. Fetterolf may elect (and historically has chosen to elect) to receive an additional portion of his annual incentive compensation payout in the form of Company Stock, further increasing his equity holdings in the Company and aligning his long-term interests with those of the Company’s shareholders.

For 2021, the performance criteria applicable to Mr. Fetterolf, along with the corresponding achievement and payouts to Mr. Fetterolf, are set forth in the table below:

Metric	Weight	2021 Target	2021 Actual	Percent Achievement of Target	Aggregate Annual Incentive Payout
Portion of EPS Attributed to TSCB	25%	$1.29	$1.62	126%	$309,066
TSCB Pre-Tax Income	25%	$69,230,000	$86,483,067	125%	$302,316
TSCB Deposits	10%	$9,836,599	$10,931,080	111%	$89,674
TSCB Loans	10%	$9,844,788	$10,734,760	109%	$85,826
Credit Quality	15%	Objective	Successful	100%	$102,769
Exam Results	10%	Objective	Successful	100%	$68,513
Operations and Administration Oversight	5%	Subjective	Successful	100%	$34,256
Total					$992,420
As reflected in the table above, Mr. Fetterolf earned an aggregate annual incentive payout of $992,420 in 2021, of which (i) $694,693 was paid in cash and (ii) $297,727 was paid in the form of restricted stock in lieu of cash pursuant to our STI Plan. For 2021, all restricted stock granted in respect of our STI Plan will vest in full on the third anniversary of the date of award.

For 2021, annual incentive payouts under our STI Plan for Mr. Demas, our CFO, were based upon TriState Capital’s (1) EPS, (2) Pre-Tax Income and (3) Exam Results of the Bank. Mr. Demas would receive an amount equal to 101.5% of his base salary upon achievement of target performance for all performance metrics. In order to receive an incentive payout with respect to a particular performance criterion, more than 82% of the stated performance target must be achieved. Mr. Demas’s maximum 2021 award potential was limited to 170% of his base salary. Similar to our CEO, pursuant to the terms of our STI Plan, 15% of our CFO’s cash-based incentive compensation is paid in the form of restricted stock. Additionally, Mr. Demas may elect to receive an additional portion of his annual incentive compensation payout in the form of Company stock, further increasing his equity holdings in the Company and aligning his long-term interests with those of the Company’s shareholders.

For 2021, the performance criteria applicable to Mr. Demas, along with the corresponding achievement and payouts to Mr. Demas, are set forth in the table below:

Metric	Weight	2021 Target	2021 Actual	Percent Achievement of Target	Aggregate Annual Incentive Payout
Earnings Per Share	40%	$1.36	$1.71	126%	$329,671
Pre-Tax Income	40%	$73,130,000	$90,703,044	124%	$315,271
Exam Results	20%	Objective	Successful	100%	$91,350
Total					$736,292

As reflected in the table above, Mr. Demas earned an aggregate annual incentive payout of $736,292 in 2021, of which (i) $625,848 was paid in cash, and (ii) $110,444 was paid in the form of restricted stock in lieu of cash pursuant to the terms of our STI Plan. For 2021, all restricted stock granted in respect of our STI Plan will vest in full on the third anniversary of the date of award.

For 2021, annual incentive payouts under the STI Plan for Mr. Riddle, the Chief Executive Officer of our Chartwell division, were based upon (1) the portion of EPS attributed to Chartwell, (2) the portion of Pre-Tax Income attributed to Chartwell, (3) Investment Performance, and (4) Regulatory Oversight at Chartwell. Mr. Riddle would receive an amount equal to 101.5% of his base salary upon achievement of target performance for all performance metrics. In order to receive an incentive payout with respect to a particular performance criterion, more than 82% of the stated performance target must be achieved. Mr. Riddle’s maximum 2021 award potential was limited to 170% of his base salary. For Mr. Riddle’s incentive compensation greater than $50,000 in a given year, 12.5% is issued in restricted cash and 12.5% is issued in restricted stock, both of which vest in full on the third anniversary of the date of award, and additional portions of his incentive compensation may be issued in restricted cash or Company stock based on the overall level of compensation expense to revenue at Chartwell. Additionally, Mr. Riddle may elect (and historically has chosen to elect) to receive an additional portion of his annual incentive compensation payout in the form of Company stock in lieu of cash, further increasing his equity holdings in the Company and aligning his long-term interests with those of the Company’s shareholders.

For 2021, the performance criteria applicable to Mr. Riddle, along with the corresponding achievement and payouts to Mr. Riddle, are set forth in the table below:

Metric	Weight	2021 Target	2021 Actual	Percent Achievement of Target	Aggregate Annual Incentive Payout
Portion of EPS attributed to Chartwell	25%	$0.07	$0.09	129%	$201,544
Chartwell Pre-Tax Income	25%	$3,900,000	$4,219,977	108%	$139,838
Investment Performance	40%	75% of Chartwell Investment Funds performing at 50th percentile of peer	Unsuccessful	—%	$—
Regulatory Oversight	10%	Satisfactory regulatory review results	Successful	100%	$45,675
Total					$387,057
As reflected in the table above, Mr. Riddle earned an aggregate annual incentive payout of $387,057 in 2021, of which (i) $199,528 was paid in cash, and (ii) $187,529 was paid in the form of a combination of restricted cash and restricted stock in lieu of cash pursuant to the terms of our STI Plan. For 2021, all restricted stock granted in respect of our STI Plan will vest in full on either the third or fourth anniversary of the date of award.

Long-Term Incentive Compensation

Currently, we utilize our STI Plan to provide short-term and long-term incentives, via certain permitted forms of payment, and implement compensation structures. For example, our STI Plan provides for payment types consisting of both time-vested restricted stock, as well as cash, for the applicable executives achieving specified key performance metrics. Our Compensation Committee believes that equity-based compensation is an important component of our executive compensation program and that providing a meaningful portion of our executive officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our shareholders and with our long-term corporate success. Additionally, our Compensation Committee believes that equity-based compensation awards enable us to attract, motivate, retain and adequately compensate executive talent. To that end, we have historically awarded equity-based compensation in the form of both stock options and restricted stock. In 2021, however, our Compensation Committee granted long-term equity only in the form of restricted stock. Our Compensation Committee believes equity awards provide executives with a significant long-term interest in our success by rewarding the creation of shareholder value over time and aligning our executives’ interest with those of our shareholders and other stakeholders..

In addition, in accordance with our Omnibus Incentive Plan, as further described below, each of the Compensation Committee and our CEO has the authority to grant or otherwise issue equity awards to participants in the Omnibus Incentive Plan, other than our CEO, and may delegate such authority to subcommittees or individual members of the Compensation Committee (although such awards are subject to final approval by the Compensation Committee). Grants or other issuances of equity to the CEO under the Omnibus Incentive Plan must be approved by all the members of our Board who (i) satisfy the Nasdaq independence requirements, (ii) are “outside” directors within the meaning of Section 162(m) (to the extent applicable), and (iii) are “non-employee” directors within the meaning of Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee also has authority to grant equity awards to non-employee members of the Board.

In 2014, our Board adopted, and our shareholders approved, the Omnibus Incentive Plan. The Omnibus Incentive Plan replaced the TriState Capital Holdings, Inc., 2006 Stock Option Plan, as amended (the “2006 Stock Option Plan”) and authorized the following types of awards: (1) stock options; (2) stock appreciation rights; (3) restricted shares; (4) restricted stock units; (5) dividend equivalent rights; and (6) other stock-based awards. The total number of shares of common stock that may be granted under the Omnibus Incentive Plan is the number of authorized shares of common stock of the Company that remained available under the 2006 Stock Option Plan as of the date of shareholder approval, plus any shares of common stock issued pursuant to the 2006 Stock Option Plan that were forfeited, canceled, expired or otherwise terminated, as well as any additional shares of common stock that are authorized for issuance pursuant to duly adopted amendments to the Omnibus Incentive Plan. Any shares reserved for future awards under the 2006 Stock Option Plan are no longer available for grants thereunder, but are instead reserved for grants under the Omnibus Incentive Plan.

Our 2021 equity program had meaningful performance features. Further, our equity program helps us to retain our executives because equity awards are subject to time-based vesting, where grants of restricted stock vest in full on the third, fourth, or fifth anniversary of the date of award, depending on the type. In this way our equity program (i) provides for incentives for executives to drive performance because equity grants are tied to our annual achievement of our stated performance goals, (ii) facilitates executive retention because of the multi-year vesting schedule attached to our restricted awards, and (iii) aligns our executives with our shareholders because of our use of restricted stock.

We have typically used restricted stock awards to settle our executives’ annual performance incentive compensation and for discretionary supplemental grants because (i) full value awards tie directly to the value achieved by the executives and (ii) restricted stock awards more closely align the interests of executives with those of our shareholders since restricted stock retains value even in a depressed market and executives will be less likely to take unreasonable risks to obtain, or keep, options “in-the-money”. We have granted stock options in the past and we, the Compensation Committee and Board, continue to assess the form of equity awards utilized in our equity program. In addition, the executive officers’ substantial personal investments in the Company provide additional inducement to serve the the Company’s long-term interests.

As of December 31, 2021, there were 200,250 shares of common stock issuable under outstanding options granted under both the 2006 Stock Option Plan and the Omnibus Incentive Plan, as well as 1,788,810 unvested restricted shares granted under the Omnibus Incentive Plan. As of December 31, 2021, there were 1,169,634 shares of common stock remaining available for issuance under the Omnibus Incentive Plan. The Omnibus Incentive Plan will terminate in 2024, unless terminated earlier by the Board.

Annual equity awards are approved during the first quarter of each year at a meeting of the Compensation Committee at which the Compensation Committee considers the Company’s annual performance for the preceding year, the Company’s compensation philosophy, strategic considerations and market factors. For purposes of making equity grants, the Compensation Committee follows stated guidelines, as generally described below:

•The award date for any equity awards to employees approved by the Compensation Committee is the date of the meeting of the Board immediately following the Compensation Committee meeting at which the awards are approved.

•The award date for any equity awards to the CEO is the date of the meeting of the Board at which such awards are approved.

•New hire grants and other off-cycle grants under special circumstances must generally be approved by the Compensation Committee at a meeting of the Compensation Committee. In the case of new hire grants, the grant date cannot precede the start date of the new hire.

•In the case of annual awards, a list will be submitted to the Compensation Committee in advance of the scheduled meeting at which the awards will be considered.

•At each regularly scheduled meeting of the Board of Directors, the CEO will report to all equity awards, if any, pursuant to any authority delegated by the Compensation Committee.

•In the case of stock options, the exercise price is the closing price of the Company’s common stock on the grant date.

•Beginning with equity awards granted in 2021, the Compensation Committee revised the equity vesting schedule such that an equal portion of restricted shares will vest each year for the duration of the vesting schedule.

With these guidelines in mind and under the terms of our STI Plan, in 2021 the Compensation Committee awarded 67,780 shares of restricted stock to our CEO based on his achievement of performance targets. The amount of the 2021 equity award to our CEO was directly tied to the STI for him, to our 2021 financial performance, and the manner in which we settle our annual incentive plan. Specifically, 57.5% of the annual incentive compensation earned by our CEO for 2021 was paid in the form of unvested restricted stock. Under the terms of the restricted stock award, an equal number of shares will vest each year over a three year period following the award date. Because these equity awards are tied to performance, our compensation programs simultaneously create both a one-year performance period and a three-year retention period, and long-term focus on value creation and shareholder alignment..

Under the terms of our STI Plan, our CEO and the Compensation Committee approved the awards of 9,749 shares of restricted stock to Mr. Fetterolf, 3,617 shares of restricted stock to Mr. Demas and 4,158 shares of restricted stock to Mr. Riddle in 2021. Similar to our CEO, all equity-based incentive awards made to our NEOs under the terms of the STI Plan were based upon the achievement of the specified performance criteria for the 2021 performance year by each of these NEOs. All restricted stock awarded under the STI Plan will vest in equal portions each year over a three year period from the date of grant (or, with respect to certain of Mr. Riddle’s shares as described further herein, the fourth anniversary of the date of grant). Following recommendation from the CEO, the Compensation Committee also granted at their discretion 23,334 additional shares of restricted stock to Mr. Fetterolf, 10,000 additional shares of restricted stock to Mr. Demas, and 11,667 additional shares of restricted stock to Mr. Riddle in recognition of their individual contributions to the current and ongoing success of the Company, further encourage their continuous focus on long-term value creation and alignment with shareholders, and retain their services and focus. These discretionary grant restricted shares will vest in equal portions each year over a five year period from the date of grant which will further align the individual’s interests with those of our shareholders.

Other Executive Benefits and Perquisites and Deferred Compensation

We provide the following benefits to our executive officers on the same basis as other eligible employees:

•health insurance;
•vacation, personal holidays and sick days;
•life insurance and supplemental life insurance;
•short-term and long-term disability; and
•a 401(k) plan.

We believe these benefits are generally consistent with those offered by other companies, and specifically with those companies with which we compete for employees.

We also provide a car allowance to each of our executive officers, other than Mr. Riddle. In addition, we also maintain the TriState Capital Bank Supplemental Executive Retirement Plan (the “SERP”) for the benefit of our CEO. Pursuant to the SERP, benefits will be earned over a five-year period, with projected payments of $25,000 per month for 180 months generally commencing upon Mr. Getz’s retirement, subject to forfeiture to the extent Mr. Getz is terminated for cause (as such term is defined in the SERP) or breaches specified restrictive covenants (including 24-month non-competition, non-solicitation and non-hire covenants). As of December 31, 2021, the SERP was fully reserved at present value. The Compensation Committee believes the benefits and perquisites are modest and consistent with its overall objective of attracting and retaining highly qualified executive officers.

Compensation Risk

On annual basis, the Compensation Committee conducts a formal review of the Company’s senior executive compensation plans to determine whether the compensation plans encourage excessive or unnecessary risks, taking into account the Compensation Committee’s five guiding principles (described above in the section captioned “Compensation Philosophy”). Specifically, the review addresses:

•how the executive compensation plans do not encourage the executives to take unnecessary and excessive risks that threaten the value of our Company, including how the executive compensation plans do not encourage behavior excessively focused on short-term results rather than balanced with long-term value creation;

•risks generally posed by employee compensation plans and how these risks are limited, including how these employee compensation plans do not encourage behavior focused on short-term results rather than long-term value creation; and

•how our Company has ensured that employee compensation plans do not encourage the manipulation of reported earnings to enhance the compensation of any of our employees.

Further, we have developed a number of protocols and safeguards to help our compensation plans avoid encouraging excessive or unnecessary risks. Specifically, because of the Company’s focus on compensation risk management, the Company’s compensation plans are designed to avoid a short-term focus that could jeopardize the Company, including providing, for example:

•appropriate performance/payment time horizons and not over-weighting short-term incentives, particularly for our CEO, where a meaningful portion of his annual incentive opportunity is paid in the form of time-vesting restricted stock;

•an appropriate relationship between the incremental achievement levels and corresponding payouts in our incentive plans, where our payout curves are reasonable and do not contain steep “cliffs” that might encourage unreasonable short-term business decisions to achieve payment thresholds;

•payments that are closely aligned with our strategic goals and shareholder interests, such as Pre-Tax Income and EPS;

•a clawback right if incentive payments are based on materially inaccurate financial statements (which includes statements of earnings, revenues, or gains), any other materially inaccurate performance metric criteria, or other items on a discretionary basis, such as credit-related performance; and

•meaningful equity ownership by our senior executive team.

In addition, the Company’s strategic plan that runs through 2022 (the “Strategic Plan”) includes an overall goal of responsibly growing our Company and strengthening our financial condition while maintaining our focus on risk management and consideration of our other stakeholders. Our management team uses the Strategic Plan as a tool when directing employees’ activities so they can make the most effective contributions possible toward realization of the Strategic Plan’s goals and objectives, including risk management. Further, our Enterprise Risk Management Program (the “ERM Program”) is designed to enable vertically and horizontally integrated risk management, with a special emphasis on early identification and effective measurement, management and monitoring of risks to the business across all identified risk categories. One particular objective of the ERM Program includes ensuring that adequate policies are in place to enable the Company’s employees to align everyday decisions with the Company’s risk management objectives and that approval procedures will assure responsibility and sound decision-making.

Moreover, our directors take an active role in oversight of our risk management by, among other things: (i) serving on committees of the Board that have specific oversight responsibility for particular aspects of the Company’s business, including the Risk Committee; (ii) being a resource for management on customer issues where directors have particular expertise by reason of their business experience; (iii) reviewing and giving management oversight on matters addressed in regular and special reports provided to the Board; and (iv) setting risk appetite statements.

Further, in October 2021, the Compensation Committee undertook its annual broad-based review and risk assessment of TriState Capital Bank’s compensation policies and practices with its Chief Risk Officer. During the risk assessment, the Compensation Committee met with the Chief Risk Officer who provided an analysis of TriState Capital Bank’s compensation practices and whether they are likely to lead to excessive risk taking. The Chief Risk Officer presented that based upon an analysis (i) TriState Capital Bank’s compensation plans are not designed to encourage TriState Capital Bank’s executive officers to take unnecessary and excessive risks that threaten the value of TriState Capital Bank, including that TriState Capital Bank’s compensation plans are not designed to encourage behavior excessively focused on short-term results rather than balanced with long-term value creation; (ii) the risks generally posed by TriState Capital Bank’s employee compensation plans were limited, including that these employee compensation plans are not designed to encourage behavior focused on short-term results; and (iii) the employee compensation plans are not designed to encourage the manipulation of reported earnings to enhance the compensation of any of TriState Capital Bank’s employees.

Based upon the Chief Risk Officer’s assessment, the Compensation Committee’s review of the compensation plans under the five guiding principles (discussed in the section captioned “Compensation Philosophy and Objectives” above), the risk control and mitigation principles contained in TriState Capital Bank’s Strategic Plan and ERM Program, and continuous oversight by the Board, the Compensation Committee determined that (i) our compensation programs do not contain features that are designed to encourage TriState Capital Bank’s officers, including our NEOs, to take unnecessary and excessive risks (including long-term as well as short-term risks) that could threaten the value of our Company, and (ii) our compensation programs do not contain features that are designed to encourage the manipulation of TriState Capital Bank’s reported earnings to enhance the compensation of any of TriState Capital Bank’s employees.

Other Compensation Policies and Practices

The compensation of each of our NEOs is subject to “clawback” in which we can recoup all or a portion of the annual incentive compensation paid to them under certain circumstances. Annual incentive compensation based on materially inaccurate financial statements or other materially inaccurate performance metrics that the Compensation Committee deems material are subject to “clawback”. There is no time limit on when the materially inaccurate information must be discovered and incentive compensation awarded in any form (cash, stock or stock options) is subject to such clawback.

We have not implemented formal share ownership guidelines for our NEOs, primarily because of their large existing ownership stakes in our Company. Our non-employee directors are subject to share ownership guidelines requiring them to own Company stock with a value equal to at least five times their respective annual retainer fee. Non-employee directors have up to five years to meet the minimum required ownership levels. It is anticipated that this ownership guideline will be waived with respect to the director who is the board representative for Stone Point, a large shareholder. The Compensation Committee continues to consider whether to implement share ownership guidelines for our NEOs or other executive compensation programs on an annual basis, including the adoption of anti-pledging policies.

Tax and Accounting Considerations

Section 162(m)

Section 162(m) of the Code (“Section 162(m)”) limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. The exemption from Section 162(m)’s deduction limit for

“performance-based compensation” was repealed, effective for taxable years beginning after December 31, 2017. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible. The Compensation Committee continues to review the impact of Section 162(m) and intends, to the extent it determines to be practicable, to preserve deductibility under the Code of compensation paid to our executive officers when consistent with our goal of utilizing compensation programs that attract and retain key executives and align with shareholder interests.

Section 409A Considerations

Section 409A of the Code (“Section 409A”) affects the manner in which deferred compensation opportunities are offered to our employees because Section 409A requires, among other things, that “non-qualified deferred compensation” be structured in a manner that limits employees’ abilities to accelerate or further defer certain kinds of deferred compensation. We intend to operate our existing compensation arrangements that are covered by Section 409A in accordance with the applicable rules thereunder, and we will continue to review and amend our compensation arrangements where necessary to comply with Section 409A.

Topic 718

The compensation that we pay to our executive officers is expensed in our financial statements as required by U.S. generally accepted accounting principles. As one of many factors, the Compensation Committee considers the financial statement impact in determining the amount of, and allocation among the elements of, compensation. Stock-based compensation is accounted for as required under Financial Accounting Standards Board Accounting Standards Codification Topic 718.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis to be included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Based on the review and discussions with management, the Compensation Committee recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in such Amendment.

THE COMPENSATION COMMITTEE

Helen Hanna Casey, Chairperson
James J. Dolan
John B. Yasinsky
Michael R. Harris
Christopher M. Doody

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers for fiscal years ended December 31, 2021, 2020 and 2019. All cash compensation for each of our named executive officers was paid by TriState Capital Bank, where each serves as an executive officer, except for Mr. Riddle whose cash compensation was paid by Chartwell, where he serves as an executive officer.

Named Executive Officer and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)		Change in Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
James F. Getz	2021	$997,716	$969,925	$1,530,000	(5)	$37,000	$15,600	$3,550,241
Executive Chairman (effective 1/1/2022)	2020	$945,000	$979,429	$716,901		$150,000	$15,450	$2,806,780
	2019	$945,000	$1,294,879	$723,927		$8,000	$15,300	$2,987,106

Brian S. Fetterolf	2021	$671,875	$694,511	$694,693	(6)	$—	$15,600	$2,076,679
President and CEO (effective 1/1/2022)	2020	$595,833	$875,994	$520,261		$—	$15,450	$2,007,538
	2019	$500,000	$627,858	$493,749		$—	$15,300	$1,636,907

David J. Demas	2021	$450,000	$289,758	$625,848	(7)	$—	$15,600	$1,381,206
CFO	2020	$450,000	$388,449	$350,753		$—	$15,450	$1,204,652
	2019	$450,000	$292,873	$353,430		$—	$15,300	$1,111,603

Timothy J. Riddle	2021	$445,833	$119,216	$338,681	(8)	$—	$8,700	$912,430
CEO, Chartwell	2020	$400,000	$225,299	$283,079		$—	$8,550	$916,928
	2019	$400,000	$243,269	$177,627		$—	$8,400	$829,296
(1)The amounts in this column represent the aggregate grant date fair value of restricted stock granted to our NEOs during fiscal year 2021, calculated in accordance with applicable accounting guidance without regard to forfeitures. For additional information on our accounting for such awards, please refer to Note 16, “Stock-Based Compensation Programs,” in the Original Filing. The restricted stock grants made to Mr. Getz in 2021 reflect equity awards that were granted pursuant to the terms of his STI Plan as a result of (a) our successful achievement of certain performance metrics during 2020 and (b) the prior requisite deferral of a portion of the cash incentive component awarded in fiscal year 2020 into restricted stock granted in 2021 following our Compensation Committee’s certification that the applicable 2020 performance metrics were met. The restricted stock grants made to Messrs. Fetterolf and Demas in 2021 reflect equity awards that were granted pursuant to the terms of their STI Plans as a result of our successful achievement of certain performance metrics during 2020 and equity awards that were granted at the discretion of the Compensation Committee. The restricted stock grants made to Mr. Riddle in 2021 reflect equity awards that were granted pursuant to the terms of his STI Plan and the Chartwell Incentive Plan as a result of the prior requisite deferral of a portion of the cash incentive component awarded in fiscal year 2020 into restricted stock granted in 2021 following our Compensation Committee’s certification that the applicable 2020 performance metrics were met and equity awards that were granted at the discretion of the Compensation Committee. The amounts in this column do not include any restricted stock granted in 2021 as a result of each NEO’s affirmative election to forgo an additional portion of the non-equity component incentive plan compensation to which they were entitled under their respective STI Plans in 2020, in favor of deferred equity awards. Please see the “Non-Equity Incentive Compensation Plan” column and accompanying footnotes for further detail regarding the values forgone in 2021 in favor of deferred restricted stock.
(2)The amounts in this column reflect non-equity component incentive plan compensation earned in 2021 that was either (a) paid in cash in 2021 following certification of the applicable annual performance metrics results or (b) foregone by the affirmative election of the applicable NEO in favor of deferral into equity (over and above any deferrals already required pursuant to the terms of the applicable STI Plan or, for Mr. Riddle, the STI Plan and the Chartwell Incentive Plan), where such value foregone was subsequently awarded in 2022 to the NEO as restricted stock upon confirmation that our 2021 annual performance metrics were met.
(3)Amounts in this column reflect the actuarial present value of Mr. Getz’s accumulated benefit under the SERP, between the end of fiscal year 2020 and the end of fiscal 2021. For purposes of calculating the change in benefit value from year to year, the discount rate used to determine the present value of the benefit was 2.37% as of December 31, 2021. For additional information, see the “Nonqualified Deferred Compensation” table below. For further discussion of the assumptions and valuation methodology used in the applicable calculations, please refer to Note 14, “Employee Benefit Plans,” in the Original Filing.
(4)Amounts in this column reflect (a) employer 401(k) contributions of $8,700 made to each of our NEOs in fiscal year 2020 and (b) a car allowance of $6,900 paid to each of our NEOs (except Mr. Riddle) in fiscal year 2021.
(5)Amount reflects the portion of Mr. Getz’s STI Plan compensation that he earned in 2021, including non-equity incentive cash compensation.
(6)Amount reflects the portion of Mr. Fetterolf’s STI Plan compensation that he earned in 2021, including non-equity incentive cash compensation.
(7)Amount reflects that portion of Mr. Demas’s STI Plan compensation that he earned in 2021, including non-equity incentive cash compensation.

(8)Amount reflects (a) non-equity component incentive plan compensation of $199,528 which Mr. Riddles earned in 2021 pursuant to the terms of the STI Plan, and (b) a cash payment earned by Mr. Riddle in accordance with the incentive payment terms set forth in the Chartwell Agreement with respect to Chartwell employees of $48,382 in restricted cash, scheduled to vest in full on the third anniversary of the date awarded, and (c) the amount of Mr. Riddle’s cash incentive compensation that he elected to defer into equity at his discretion, in excess of the deferral terms of his STI Plan of $90,771, scheduled to vest in full on the fourth anniversary of the date awarded. For more information regarding the incentive compensation terms provided to Mr. Riddle pursuant to the Chartwell Incentive Plan, please see the section above captioned “Compensation Discussion and Analysis -- Short-Term Incentive Compensation.”

Our Compensation Committee periodically evaluates the compensation and benefit programs for our NEOs and makes adjustments intended to achieve our compensation objectives, which include attracting and retaining qualified personnel, managing our compensation expense and related risks, and providing a strong link between performance and pay.

Grants of Plan-Based Awards Table

The following table sets forth information with respect to plan-based awards made to our NEOs in fiscal year 2021.

Named Executive Officer	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock (#) (3)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James F. Getz	1/14/2021 (4)	—	—	—	—	—	—	48,279	$969,925
	4/8/2021	$595,000	$862,750	$1,530,000	—	—	—	—	—

Brian S. Fetterolf	1/14/2021 (5)	—	—	—	—	—	—	4,570	$91,811
	1/14/2021 (6)	—	—	—	—	—	—	30,000	$602,700
	4/8/2021	$231,525	$479,588	$803,250	—	—	—	—	—

David J. Demas	1/14/2021 (7)	—	—	—	—	—	—	3,082	$61,917
	1/14/2021 (8)	—	—	—	—	—	—	11,341	$227,841
	4/8/2021	$214,200	$388,238	$650,250	—	—	—	—	—

Timothy J. Riddle	1/14/2021 (9)	—	—	—	—	—	—	3,921	$78,773
	2/12/2021 (10)	—	—	—	—	—	—	1,747	$40,443
	4/8/2021	$137,813	$399,657	$669,375	—	—	—	—	—
(1)Reflects the estimated threshold, target and maximum cash payouts for 2021 performance under the STI Plans for each NEO, assuming each NEO elected not to forgo and defer into equity any additional portion of their cash incentive earned in 2021 (other than the 15% deferral already required under the terms of the applicable STI Plan, or, with respect to Mr. Riddle, 12.5% deferral required under the terms of his STI Plan). With respect to Mr. Riddle, the estimated threshold, target and maximum cash payouts for 2021 include the amount of incentive compensation that is deferred in the form of restricted cash in accordance with the terms of his STI Plan.
(2)There are no estimated future payouts associated with awards granted to our NEOs in 2021 pursuant to the Omnibus Incentive Plan. All such grants made to NEOs in 2021 were the result of either (a) the certification of performance metrics already achieved in the prior year (and thus no future estimation is warranted) or (b) discretionary equity awards granted without performance conditions.
(3)Amounts in this column reflect all shares of restricted stock granted in 2021 to the applicable NEO other than those shares attributable to amounts in excess of that required under the applicable STI Plan (that is, any non-equity incentive plan amounts earned in 2020 but voluntarily deferred into 2021 equity beyond the requisite plan deferral).
(4)Reflects shares of restricted stock granted in 2021 (pursuant to our Omnibus Incentive Plan and in accordance with the terms of the applicable 2020 STI Plan) as a result of (a) equity earned in accordance with the terms of Mr. Getz’s 2020 STI Plan of $843,418 and (b) the 15% requisite deferral of the amount of cash-based compensation earned pursuant to his 2020 STI Plan of $126,507. Such grants are scheduled to vest in full on the third anniversary of the grant date, subject to Mr. Getz’s continued employment through such date.
(5)Reflects shares of restricted stock granted in 2021 (pursuant to our Omnibus Incentive Plan and in accordance with the terms of the applicable 2020 STI Plan) as a result of the 15% requisite deferral of the amount of cash-based compensation earned pursuant to Mr. Fetterolf’s 2020 STI Plan. This award vests as to 33% of the shares on each anniversary of the grant date for three years, subject to Mr. Fetterolf’s continued employment through such date.
(6)Reflects a discretionary grant of restricted stock awarded to Mr. Fetterolf by the Compensation Committee, subject to the terms of our Omnibus Incentive Plan. This award vests as to 20% of the shares on each anniversary of the grant date for five years, subject to Mr. Fetterolf’s continued employment through the applicable vesting dates.
(7)Reflects shares of restricted stock granted in 2021 (pursuant to our Omnibus Incentive Plan and in accordance with the terms of the applicable 2020 STI Plan) as a result of the 15% requisite deferral of the amount of cash-based compensation earned pursuant to Mr. Demas’s 2020 STI Plan. This award vests as to 33% of the shares on each anniversary of the grant date for three years, subject to Mr. Demas’s continued employment through such date.

(8)Reflects a discretionary grant of restricted stock awarded to Mr. Demas by the Compensation Committee, subject to the terms of our Omnibus Incentive Plan. This award vests as to 20% of the shares on each anniversary of the grant date for five years, subject to Mr. Demas’s continued employment through the applicable vesting dates.
(9)Reflects a discretionary grant of restricted stock awarded to Mr. Riddle by the Compensation Committee, subject to the terms of our Omnibus Incentive Plan. This award vests as to 20% of the shares on each anniversary of the grant date for five years, subject to Mr. Riddle’s continued employment through the applicable vesting dates.
(10)Reflects shares of restricted stock granted in 2021 to Mr. Riddle (pursuant to our Omnibus Incentive Plan, subject to the governing terms of our STI Plan and the Chartwell Incentive Plan) as a result of the required 12.5% deferral into equity pursuant to Mr. Riddle’s 2020 performance. This award vests as to 33% of the shares on each anniversary of the grant date for three years, subject to Mr. Riddle’s continued employment through such date.

Outstanding Equity Awards at 2021 Fiscal Year-End Table

The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2021. All of the awards shown in the table below were granted under the Omnibus Incentive Plan.

		Stock Option Awards				Restricted Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (#)	Market Value of Shares of Stock that Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Shares that Have Not Vested ($)
James F. Getz	1/17/2019 (3)	—	—	—	—	126,613	$3,831,309	—	—
	1/17/2020 (3)	—	—	—	—	57,169	$1,729,934	—	—
	1/14/2021 (4)	—	—	—	—	48,279	$1,460,923	—	—

Brian S. Fetterolf	1/16/2018 (5)	—	—	—	—	10,000	$302,600	—	—
	1/17/2019 (3)	—	—	—	—	10,156	$307,321	—	—
	1/17/2019 (5)	—	—	—	—	12,500	$378,250	—	—
	1/17/2020 (3)	—	—	—	—	17,268	$522,530	—	—
	1/17/2020 (5)	—	—	—	—	25,000	$756,500	—	—
	4/17/2020 (5)	—	—	—	—	15,000	$453,900	—	—
	1/14/2021 (4)	—	—	—	—	22,850	$691,441	—	—
	1/14/2021 (6)	—	—	—	—	30,000	$907,800	—	—

David J. Demas	1/17/2019 (3)	—	—	—	—	3,603	$109,027	—	—
	1/17/2019 (5)	—	—	—	—	5,000	$151,300	—	—
	1/17/2020 (3)	—	—	—	—	2,472	$74,803	—	—
	1/17/2020 (5)	—	—	—	—	10,000	$302,600	—	—
	4/17/2020 (5)	—	—	—	—	7,000	$211,820	—	—
	1/14/2021 (4)	—	—	—	—	3,082	$93,261	—	—
	1/14/2021 (6)	—	—	—	—	11,341	$343,179	—	—

Timothy J. Riddle	1/17/2019 (5)	—	—	—	—	5,000	$151,300	—	—
	2/15/2019 (3)	—	—	—	—	1,265	$38,279	—	—
	2/15/2019 (7)	—	—	—	—	4,296	$129,997	—	—
	1/17/2020 (5)	—	—	—	—	5,000	$151,300	—	—
	2/18/2020 (3)	—	—	—	—	1,130	$34,194	—	—
	2/18/2020 (7)	—	—	—	—	3,617	$109,450	—	—
	4/17/2020 (5)	—	—	—	—	7,000	$211,820	—	—
	1/14/2021 (6)	—	—	—	—	3,921	$118,649	—	—
	2/12/2021 (4)	—	—	—	—	1,747	$52,864	—	—
	2/12/2021 (8)	—	—	—	—	5,241	$158,593	—	—

(1)Represents unvested restricted stock awards granted to our NEOs that remain outstanding as of December 31, 2021. All 2021 grants were awarded as a result of the achievement of specified performance metrics during the applicable prior fiscal year in accordance with the terms of our STI Plan (and for grants made to Mr. Riddle, also as a result of the applicable incentive compensation terms set forth in the Chartwell Incentive Plan). For further information regarding such grants made to our NEOs in 2022 in connection with 2021 performance metrics, please see the section above captioned “Compensation Discussion and Analysis -- Long-Term Incentive Compensation.”
(2)Represents the fair market value of shares that have not vested as of December 31, 2021. The closing market price per share of our common stock on December 31, 2021 was $30.26.
(3)Reflects grants of restricted stock that vest as to 100% of the shares on the third anniversary of the grant date.
(4)Reflects grants of restricted stock that vest as to 33% of the shares on each anniversary of the grant date for three years.
(5)Reflects discretionary grants of restricted stock that vest as to 50% of the shares on the date that is two and one-half years following the grant date and the remaining 50% of the shares on the fifth anniversary of the grant date.
(6)Reflects grants of restricted stock that vest as to 20% of the shares on each anniversary of the grant date for five years.
(7)Reflects grants of restricted stock that vest as to 100% of the shares on the fourth anniversary of the grant date.
(8)Reflects grants of restricted stock that vest as to 25% of the shares on each anniversary of the grant date for four years.

Option Exercises and Stock Vested Table

The following table sets forth information with respect to the exercise of stock options by our NEOs and the vesting of restricted stock awards held by our NEOs during fiscal year 2021.

Named Executive Officer	Stock Option Awards		Restricted Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
James F. Getz	—	$—	87,151	$1,727,333

Brian S. Fetterolf	—	$—	18,459	$365,857
	—	$—	12,500	$258,125

David J. Demas	—	$—	1,859	$36,845
	—	$—	5,000	$103,250

Timothy J. Riddle	—	$—	2,045	$38,896
	—	$—	5,000	$103,250

Nonqualified Deferred Compensation Table

The following table sets forth the nonqualified deferred compensation arrangements provided to our NEOs, as applicable, as of December 31, 2021.

Named Executive Officer	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
James F. Getz	$—	$—	$37,000	$—	$3,839,000

On February 28, 2013, prior to the Company becoming publicly listed, we entered into the SERP with Mr. Getz, pursuant to which he is entitled to receive monthly payments of $25,000 for 180 consecutive months to commence on Mr. Getz’s retirement, subject to forfeiture to the extent Mr. Getz is terminated for cause (as such term is defined in the SERP) or Mr. Getz breaches any of the specified non-competition or non-solicitation restrictive covenants during the 24 month period following retirement. The SERP was fully reserved by January 31, 2018.

401(k) Retirement Plan

We maintain the TSC Bank 401(k) Profit Sharing Plan, a defined contribution 401(k) retirement savings and profit sharing plan for our employees (the “401(k) Plan”). Our 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401 of the Code so that contributions to our 401(k) Plan and income earned on those contributions are not taxable to participants until withdrawn or distributed from the 401(k) Plan. Our 401(k) Plan provides that each participant may contribute up to 84% of his or her annual pre-tax compensation, up to a statutory limit of $19,500 for 2021. Participants who are at least 50 years old are also entitled to make “catch-up” contributions, which could be made up to an additional $6,500 above the statutory limit in 2021.

We automatically contribute three percent of our employee’s semi-monthly base salary to the employee’s individual 401(k) account on a per pay basis, subject to applicable Internal Revenue Service limitations. Full-time employees and certain part-time employees are eligible to participate beginning the first day of the first month following their first day of employment or having attained age 21, whichever is later. Substantially all of our employees received an automatic contribution of three percent of their base salary in 2021. Under our 401(k) Plan, each employee is fully vested in his or her deferred salary contributions. Employer contributions vest 20% each year over the five years beginning on the second anniversary of the employee’s hire date, in accordance with our 401(k) Plan document. Employee and employer contributions are held and invested by the plan’s trustee.

EMPLOYMENT AGREEMENTS AND SEVERANCE AND CHANGE OF CONTROL BENEFITS

Employment and Severance Arrangements

We have not entered into formal employment agreements with any of our named executive officers. In connection with his hire in 2017, however, we provided Mr. Demas an offer letter outlining his basic compensation terms and providing for the grant of 30,000 shares of restricted stock, which vested in full in August 2020. In addition, pursuant to the terms set forth in the Asset Purchase Agreement with Chartwell, we agreed to certain compensation arrangements for Chartwell employees, including Chartwell’s Chief Executive Officer, Mr. Riddle. As a result, we entered into a Restrictive Agreement with Mr. Riddle on December 27, 2013 (the “Riddle Agreement”), whereby Mr. Riddle agreed to certain confidentiality and one year non-solicitation covenants prohibiting solicitation of customers and/or employees in exchange for (a) a grant (pursuant to our Omnibus Incentive Plan) of stock options to purchase 10,000 shares of our common stock (which vested in full in May 2019) and (b) the right to receive severance equal to one year of Mr. Riddle’s base salary upon a termination without Cause or his resignation for Good Reason (as such terms are defined in the Riddle Agreement). Any such severance is only payable to Mr. Riddle if we affirmatively elect to impose the one-year non-solicitation covenant.

Other than the potential severance opportunity that may be provided to Mr. Riddle in our discretion, none of our named executive officers are entitled to severance payments. We do not maintain a formal company-wide severance policy; however, the Compensation Committee reserves the right, depending upon the circumstances of an executive’s termination of employment, to pay the departing executive severance in exchange for a release of claims in our favor.

Equity Plans and Award Agreements

As described above in the Compensation Discussion and Analysis, our named executive officers hold restricted stock awards granted pursuant to our Omnibus Incentive Plan (which replaced the 2006 Stock Option Plan). For additional information regarding the terms of our Omnibus Incentive Plan, please see the section below entitled “Equity Compensation Plans”.

Except where otherwise specified in footnotes to the Outstanding Equity Awards at Fiscal Year End table, our restricted stock award agreements generally vest in full on the third, fourth, or fifth anniversary of the grant date.

Potential Payments Upon Termination or Change in Control

The following discussion highlights the potential amounts payable to each of our named executive officers if a termination event or a change of control event were to have occurred on the last day of our most recently completed fiscal year, December 31, 2021. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination of employment and would therefore vary from those estimated below. Currently we utilize our Short-Term Incentive Plan (the “STI Plan”) to provide short term and long term incentives, types of payment, and compensation structures. For example, our STI Plan provides for payment types consisting of both time-vested restricted stock, as well as cash, for the applicable executives only upon achieving specified key performance goals. Our pending merger with Raymond James will constitute a change of control event with respect to our outstanding plans. However, consistent with SEC rules, the amounts reported below relate to a hypothetical change of control occurring as of December 31, 2021 based on our stock price on that date.

Non-Equity Incentive Compensation

Each of our named executive officers is provided the annual opportunity to earn short-term incentive compensation pursuant to our STI Plan. As highlighted above under “Compensation Discussion and Analysis - Short-Term Incentive Compensation,” such incentive programs provide for an annual cash component and a deferred equity component, whereby the executive’s STI Plan requires a specified portion of the cash component to be taken as deferred equity and wherein the executive also has the opportunity to elect to defer additional amounts into restricted equity. Whereas the equity award agreements (as noted below) explicitly distinguish between the treatment of certain termination triggering events, neither our STI Plan nor any other governing document provides for acceleration of the non-equity cash component under any circumstances. Nonetheless, our Compensation Committee has the discretion to elect to accelerate the cash component of the awards as it deems appropriate.

Equity Acceleration

Our named executive officers hold restricted stock granted pursuant to (a) the terms of the applicable STI Plan (as discussed above) and/or (b) our Compensation Committee’s decision to grant restricted stock outside of the applicable STI Plan. Our Omnibus Incentive Plan does not provide for accelerated vesting solely upon termination of a participant’s employment or in connection with a change of control of our Company. Our Omnibus Incentive Plan does, however, permit our Compensation Committee to establish acceleration terms within individual equity award agreements and, at its sole discretion, to determine payments to be made to any impacted participants at the time of certain triggering events. Our Compensation Committee has exercised its discretion in the past to provide for accelerated vesting within the terms of individual award agreements and to adopt the Post-Retirement Vesting of Stock Options Policy to ensure awards are given comparable treatment upon retirement so long as the executive continues to provide consultation services for a minimum three-year period following retirement.

As of December 31, 2021, Messrs. Getz, Fetterolf, Demas, and Riddle held unvested restricted stock grants awarded as a deferred portion of the respective prior year’s incentive award worth $7,022,166, $1,521,291, $277,090, and $523,377, respectively (including required deferral and elected deferred equity). In addition, each of Messrs. Fetterolf, Demas, and Riddle held unvested discretionary restricted stock awards worth $2,799,050, $1,008,899, and $633,069, respectively. For specific details on each of our named executive officer’s outstanding stock options and restricted stock grants, please see the Outstanding Equity Awards Table for 2021 Fiscal Year-End above.

Death/Disability

If an executive’s employment terminates due to his death or the determination of his permanent disability (as defined in our Omnibus Incentive Plan), all outstanding restricted stock awards granted pursuant to the plan will become immediately vested as of such termination date. As a result, our named executive officers would be entitled to the accelerated value of their respective unvested equity awards upon a termination due to death or due to a disability determination. Thus, the potential aggregate accelerated value of unvested equity for each of Messrs. Getz, Fetterolf, Demas and Riddle as of December 31, 2021 is equal to $7,022,166, $4,320,341, $1,285,989 and $1,156,446, respectively.

Retirement

Messrs. Getz and Riddle are the only NEOs that are retirement eligible (defined as age 65, so long as the executive has been employed for at least 2 years) as of December 31, 2021. All of Messrs. Getz’s and Riddle’s awards provide for continued vesting upon retirement, either as outlined in their award agreements, and thus they would be entitled to receive an aggregate value of $7,022,166 and $1,156,446, respectively, upon retirement.

Termination without Cause or Good Reason

If any of our named executive officers were to be terminated without Cause or if they resigned for Good Reason, all outstanding restricted stock awards granted pursuant to the plan will become immediately vested as of such termination date. Thus, upon a termination without Cause or a resignation for Good Reason on December 31, 2021, each of Messrs. Getz, Fetterolf, Demas and Riddle would be entitled to the accelerated value of their applicable unvested restricted stock awards, equal to $7,022,166, $4,320,341, $1,285,989 and $1,156,446, respectively.

Change of Control

If we experience a change of control (as defined in our Omnibus Incentive Plan) there are certain situations where accelerated vesting would be triggered. If we experience a change of control where outstanding equity awards will be canceled in exchange for cash, then any outstanding unvested stock options or restricted shares that were granted to our named executive officers in 2015 or any year thereafter will accelerate and vest in full upon such event. Because restricted stock granted pursuant to an STI Plan is only granted if we achieve our annual performance goals, we also provide accelerated vesting upon certain involuntary terminations resulting in connection with a change of control (so long as the termination occurs within twelve months following a change of control) as a matter of fairness so as to not take away compensation that was previously earned and in which the executives would have vested if not for circumstances outside of their control. Any vested portion of stock options pursuant to awards granted prior to 2015 will remain exercisable thereafter.

Thus, upon the occurrence of a change of control event where outstanding equity awards will be canceled in exchange for cash on December 31, 2021 (regardless of the executive’s employment status), Messrs. Getz, Fetterolf, Demas and Riddle would be entitled to the accelerated value of their unvested restricted stock, or $7,022,166, $4,320,341, $1,285,989 and $1,156,446, respectively. Such accelerated values reflect the value of all outstanding unvested restricted stock, calculated based on the per-share closing price of our common stock on December 31, 2021. For specific details regarding the restricted stock grants that remain outstanding for each of our named executive officers, please see the Outstanding Equity Awards Table for 2021 Fiscal Year-End above.

For all instances of termination of employment or change of control described above, in no event would any named executive officer receive the benefits described above if (i) he discloses our confidential information or (ii) he engages in solicitation of our customers and/or employees during the twelve-month period following his termination, each as prohibited by the terms of the applicable award agreement.

Supplemental Executive Retirement Plan Distributions

As discussed above under “Compensation Discussion and Analysis - Non-Qualified Deferred Compensation,” we continue to maintain a fully reserved SERP (established for the benefit of Mr. Getz before we became a public company) which provides for monthly distributions to Mr. Getz upon retirement of $25,000 for 180 consecutive months. Mr. Getz is entitled to full distribution of benefits under the SERP upon a termination of his employment without Cause or his resignation for Good Reason (as each is defined in the SERP), as well as upon Mr. Getz’s retirement or a termination due to his disability. No benefits are payable under the SERP upon the occurrence of a change of control. To the extent Mr. Getz’s employment terminates due to his death, his estate is entitled to a lump-sum payment equal to the present value of the full benefit provided as of the date of death.

Thus, assuming Mr. Getz’s employment terminated on December 31, 2021, for any reason other than his death, he is entitled to the full distribution of benefits payable over 180 months thereafter, or $4,500,000. If Mr. Getz’s employment terminated on December 31, 2021, as a result of his death, his estate is entitled to a lump-sum payout of $3,839,000 (calculated based on the actuarial present value of the total benefit under the SERP using a discount rate of 2.37% as of December 31, 2021). Nonetheless, Mr. Getz would forfeit the benefits described above if he engages in competitive activity or solicitation of our customers and/or employees during the 24 month period following his termination, each as is prohibited by the terms of the SERP.

Severance

We do not maintain a formal severance program, nor have we entered into any employment agreements with our named executive officers which guarantee severance payments upon a termination of employment. The Riddle Agreement does, however, provide Mr. Riddle the opportunity to receive severance payments equal to one-year of his base salary, but only to the extent we affirmatively elect to enforce a one-year non-solicitation restrictive covenant (either with respect to customers or employees).

CEO PAY RATIO

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the annual total compensation of the principal executive officer (“PEO”) to the annual total compensation of its median employee, other than the principal executive officer. The purpose of the pay ratio disclosure is to provide a quantitative measure of the equitability of pay within an organization. We believe our compensation philosophy and process yield an equitable result:

Median employee total annual compensation	$129,225
Mr. Getz’s (“PEO”) total annual compensation	$3,550,241
Ratio of PEO to Median Employee Compensation	27:1

In determining the median employee, a list of all employees as of December 31, 2021 was prepared. As of December 31, 2021, the Company employed 361 persons (308 in our banking business and 53 in our investment management business). Wages and salaries were then annualized for any full-time and part-time employees that were not employed for the full calendar year.  All other cash compensation received by our employees in 2021 (including 401(k) Plan employer contributions and any applicable cash perquisites) was added to the annualized wages and salaries to determine total cash compensation for purposes of this analysis. In order to determine the median employee, we then reviewed the employee list based upon a ranking of the total cash compensation of all employees other than our PEO. Upon identifying our median employee, we then calculated the median employee’s total annual compensation figure by aggregating the value of all wages, cash incentives, equity incentives, 401(k) Plan employer contributions and any applicable perquisites earned or paid in 2021 in the same manner as we calculated the total annual compensation of our CEO for purposes of the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information related to equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	200,250	$11.38	1,169,634
Equity compensation plans not approved by shareholders	—	—	—
Total	200,250	$11.38	1,169,634
(1)Excludes 1,788,810 shares of restricted stock awards that were issued and unvested as of December 31, 2021.

BENEFICIAL OWNERSHIP

The following table provides information regarding the beneficial ownership of our voting stock as of March 31, 2022, for:

•each person known to us to be the beneficial owner of more than five percent of our common stock;
•each of our directors and NEOs; and
•all directors and executive officers, as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, based and in reliance on information filed with the SEC, in our files or furnished to us, including for any non-insider, filings made under Section 13 of the Exchange Act. Except as indicated by the footnotes below, we believe, based on that information, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. The share ownership figures of directors and executive officers in the table may include unvested shares of Restricted Stock granted under our Omnibus Incentive Plan that are subject to forfeiture and transfer restrictions until they vest. Unless otherwise noted, the address for each shareholder listed on the table below is: c/o TriState Capital Holdings, Inc., One Oxford Centre, 301 Grant Street, Suite 2700, Pittsburgh, Pennsylvania 15219.

The table below calculates the percentage of beneficial ownership of our common stock based on 33,636,462 shares of common stock outstanding as of March 31, 2022, except as follows. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or other convertible or exercisable securities held by that person that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2022; however, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

	Shares of Common Stock
Name of Beneficial Owner	Number Excluding Options or Warrants	Options (1)	Percent Excluding Options or Warrants	Percent (2)
Greater than 5% Shareholders
T-VIII PubOpps LP (3) (4) (5)	2,777,826	—	8.3%	8.3%
BlackRock, Inc. (6)	2,215,234	—	6.6%	6.6%
Versor Investments LP (7)	1,894,065	—	5.6%	5.9%
Entities Affiliated with Barclays PLC (8)	1,712,059	—	5.1%	5.1%
Directors and Named Executive Officers
David L. Bonvenuto (9)	29,421	—	*	*
Anthony J. Buzzelli	34,000	4,000	*	*
Helen Hanna Casey (10)	108,322	—	*	*
David J. Demas (11)	91,267	—	*	*
E.H. (Gene) Dewhurst	37,427	12,000	*	*
James J. Dolan (12)	68,457	6,000	*	*
Christopher M. Doody	—	—	*	*
Audrey P. Dunning	12,412	—	*	*
Brian S. Fetterolf (13)	398,060	—	1.2%	1.2%
James F. Getz (14)	1,465,001	—	4.4%	4.4%
Michael R. Harris	14,762	—	*	*
Timothy J. Riddle (15)	300,650	—	*	*
Kim A. Ruth (16)	23,000	—	*	*
A. William Schenck III (17)	109,225	—	*	*
John B. Yasinsky (18)	51,500	12,000	*	*
All directors and executive officers as a group (15 persons)	2,743,504	34,000	8.2%	8.3%
*    Represents less than 1%.
(1)Represents shares subject to options granted under the 2006 Stock Option Plan or the Omnibus Incentive Plan that are currently exercisable or exercisable within 60 days of March 31, 2022.
(2)Percentage calculated based on number of shares outstanding as of March 31, 2022, plus the shares subject to options currently exercisable or exercisable within 60 days of March 31, 2022, for the named person or group but for no other person or group.

(3)As of October 21, 2021, based upon a Schedule 13D/A filed with the SEC on October 21, 2021, jointly by T-VIII PubOpps, T-VIII PubOpps GP LLC, a Delaware limited liability company (“T8 GP”), Trident VIII, L.P., a Cayman Islands exempted limited partnership (“Trident VIII”), Trident Capital VIII, L.P., a Cayman Islands exempted limited partnership (“Trident VIII GP”) (collectively, the “Stone Point Entities”), and Stone Point and adjusted for equity compensation subsequently paid to the Stone Point Entities in lieu of to Mr. Doody as director compensation. The sole general partner of T-VIII PubOpps is T8 GP. As the general partner of T-VIII PubOpps, T8 GP holds voting and investment power with respect to the shares of common stock that are, or may be deemed to be, beneficially owned by T-VIII PubOpps. The sole managing member of T8 GP is Trident VIII. As the sole managing member of T8 GP, Trident VIII holds voting and investment power with respect to the shares of common stock that are, or may be deemed to be, beneficially owned by T8 GP. The sole general partner of Trident VIII is Trident VIII GP. As the general partner of Trident VIII, Trident VIII GP holds voting and investment power with respect to the shares of common stock that are, or may be deemed to be, beneficially owned by Trident VIII. The general partners of Trident VIII GP are five single member limited liability companies that are owned by individuals who are members of Stone Point (Charles A. Davis, Stephen Friedman, James D. Carey, David J. Wermuth and Nicolas D. Zerbib). Pursuant to certain management agreements, Stone Point has received delegated authority from Trident VIII GP relating to Trident VIII, including the authority to exercise voting rights of shares of common stock on behalf of Trident VIII, except with respect to any portfolio investment where Trident VIII controls 10% or more of the voting power of such portfolio company, in which case delegated discretion to exercise voting rights may not be exercised on behalf of Trident VIII without first receiving direction from the Investment Committee of Trident VIII GP or a majority of the general partners of Trident VIII GP. The management agreements do not delegate any power with respect to the disposition of shares of common stock held by Trident VIII. The principal business address for T-VIII PubOpps is c/o CSC at 251 Little Falls Drive, Wilmington, Delaware 19808.
(4)Includes 7,743 shares of restricted stock issued to Stone Point in connection with the appointment of Mr. Doody to the Board.
(5)In addition, Stone Point holds warrants to purchase up to 922,438 shares of non-voting common stock, if exercised by Stone Point.
(6)Based upon a Schedule 13G/A filed with the SEC on February 2, 2022, as of December 31, 2021, BlackRock, Inc. has sole voting power with respect to 2,141,223 shares of our common stock and power to dispose or to direct the disposition of 2,215,234 shares of our common stock. The business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(7)Based upon a Schedule 13G/A filed with the SEC on February 8, 2022, by Versor Investments LP and Asset Management Exchange Master ICAV. Versor Investments LP reported that as of December 31, 2021, it had sole voting power with respect to 1,894,065 shares of our common stock and power to dispose or to direct the disposition of 1,894,065 shares of our common stock; and Asset Management Exchange Master ICAV reported that as of December 31, 2021, it had sole voting power with respect to 1,787,300 shares of our common stock and power to dispose or to direct the disposition of 1,787,300 shares of our common stock. The business address of Versor Investments LP is 1120 Avenue of the Americas, 15th Floor, New York, NY 10036. The business address of Asset Management Exchange Master ICAV is Riverside One, 37 - 42 Sir John Rogerson’s Quay, Grand Canal Dock, Dublin 2, D02 X576 Ireland.
(8)Based upon a Schedule 13G filed with the SEC on February 8, 2022, by Barclays Bank PLC, Barclays PLC, Barclays Capital Inc. and Barclays Capital Securities Ltd. As of December 31, 2021, Barclays PLC had sole voting power with respect to 1,711,257 shares of our common stock and power to dispose or to direct the disposition of 1,711,257 shares of our common stock; Barclays Bank PLC reported that it had sole voting power with respect to 1,712,059 shares of our common stock and power to direct the disposition of 1,711,257 shares of our common stock; Barclays Capital Inc. reported that it had sole voting power with respect to -500 shares of our common stock and power to direct the disposition of -500 shares of our common stock; and Barclays Capital Securities Ltd reported that it has sole voting power with respect to -302 shares of our common stock and power to direct the disposition of -302 shares of our common stock. The business address of Barclays Bank PLC and Barclays PLC is 1 Churchill Place, London, E14 5HP, England. The business address of Barclays Capital Inc. is 745 Seventh Ave., New York, New York 10019. The business address of Barclays Capital Securities Ltd is 5 The North Colonnade, Canary Wharf, London X0 E14 4BB.
(9)In addition to common stock owned, Mr. Bonvenuto owns 1,000 depositary shares representing a 1/40th interest in our 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value.
(10)Includes 28,820 shares held by Ms. Casey jointly of record with her spouse, Stephen Casey. In addition to common stock owned, Ms. Casey owns 20,000 depositary shares representing a 1/40th interest in our 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value.
(11)Includes 8,000 shares held in an IRA account in the name of Mr. Demas’s spouse, Shannon L. Hungerford; 3,000 shares held jointly of record with his spouse; and 3,200 shares held in an IRA account in Mr. Demas’s name. In addition to common stock owned, Mr. Demas owns 3,450 depositary shares representing a 1/40th interest in our 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (1,000 of which are held in an IRA account in the name of Mr. Demas’s spouse, Shannon L. Hungerford) and 1,100 depositary shares representing a 1/40th interest in our 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value held in an IRA account in the name of Mr. Demas’s spouse, Shannon L. Hungerford.
(12)Includes 33,632 shares held by Mr. Dolan jointly of record with his spouse, Patricia D. Dolan; 8,200 shares held by Mr. Dolan’s spouse individually, with respect to which Mr. Dolan disclaims beneficial ownership; and 2,500 shares held by Charles Schwab and Co, Inc., Custodian of James J. Dolan Roth Contributory IRA. In addition to common stock owned, Mr. Dolan owns 9,000 depositary shares representing a 1/40th interest in our 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value, held by Mr. Dolan jointly of record with his spouse, Patricia D. Dolan and 8,700 depositary shares representing a 1/40 interest in our 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value, held by Mr. Dolan’s spouse individually, with respect to which Mr. Dolan disclaims beneficial ownership.
(13)Includes 89,964 shares held by Mr. Fetterolf jointly of record with his spouse, Jennifer Fetterolf; 13,334 shares held by Trust for Donald L. Fetterolf for which Mr. Fetterolf serves as one of two trustees and is a beneficiary of the trust; and 10,750 shares held by Crosshair Ventures, L.P. for which Mr. Fetterolf is the President of and has an interest in its general partner. In addition to common stock owned, Mr. Fetterolf owns 4,000 depositary shares representing a 1/40th interest in our 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value, and 1,000 depositary shares representing a 1/40 interest in our 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value.
(14)Includes 141,922 shares held by Stephens Inc., FBO James F. Getz Individual Retirement Account; 347,173 shares held by Getz Enterprises, L.P. of which Mr. Getz is the General Partner (all of which are pledged as collateral by Getz Enterprises, L.P.); and 549,210 shares held by Mr. Getz jointly of record with his spouse, Elinor M. Getz (357,827 of which are pledged as collateral by Mr. and Mrs. Getz).

(15)Includes 6,500 shares held by Mr. Riddle’s son individually, with respect to which Mr. Riddle disclaims beneficial ownership.
(16)Includes 5,000 shares held by Ms. Ruth jointly of record with her spouse, David Ruth.
(17)Includes 100,000 shares held by the A. William Schenck III Revocable Trust for which Mr. Schenck serves as Trustee; 8,700 shares held by Mr. Schenck jointly of record with his spouse, Mikell Schenck; and 400 shares held as custodian for the benefit of Mr. Schenck’s four grandchildren.
(18)Includes 27,500 shares held by Mr. Yasinsky jointly of record with his wife, Marlene A. Yasinsky.

We have adopted a comprehensive and detailed insider trading policy that regulates trading by our insiders, including our NEOs and directors. Among other things, our executive officers and directors are prohibited from holding our common stock in margin accounts or pledging our common stock as collateral for a loan; provided, however, that our General Counsel may on a case-by-case basis grant an exception to the prohibition against holding our securities in a margin account or pledging our common stock as collateral for a loan (not including margin debt) if the executive officer or director can clearly demonstrate the financial capacity to repay the loan without resort to the pledged common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

In addition to the compensation arrangements with directors and NEOs described in the “Executive Compensation” section above, below is a description of each transaction since January 1, 2021, and each proposed transaction in which:

•we have been or are to be a participant;
•the amount involved exceeds or will exceed $120,000; and
•any of our directors, director nominees, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Ordinary Banking Relationships

Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have participated in transactions with, TriState Capital Bank or us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Such related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than a normal risk of collectability or present other features unfavorable to us. As of the March 31, 2021, no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.

For additional information on related party transactions, please refer to Note 20, “Related Party Transactions” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Other Related Party Transactions

We have obtained services from companies affiliated with certain of our directors in the normal course of business on an arm’s-length basis with customary terms and conditions. In 2021, the Company entered into two leases for new office space. Hanna, Langholz, Wilson, Ellis, Inc. (“HLWE”), an entity partially owned by one of our directors, Mrs. Helen Hanna Casey, assisted the Company in market analysis and selection of these two office spaces. HLWE received normal and customary compensation of approximately $600,000 for these services. This compensation was determined and paid by the lessors of the office space. The Company’s use of HLWE for these services was reviewed and approved in accordance with the related party policies and procedures of the Company.

Policies and Procedures Regarding Related Party Transactions

Transactions by TriState Capital or our affiliates with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by TriState Capital Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by TriState Capital Bank to its executive officers, directors, and principal shareholders). We and TriState Capital Bank, have adopted policies designed to ensure compliance with these regulatory requirements and restrictions.

In addition, the Board adopted a written policy governing the approval of related party transactions that complies with all applicable requirements of the SEC and Nasdaq concerning related party transactions (the “Related Party Transactions Policy”). Under this policy, related party transactions are transactions in which we are a participant, the amount involved exceeds $10,000 and a related party has or will have a direct or indirect material interest. Related parties of TriState Capital include directors (including nominees for election as directors), executive officers, beneficial holders of more than 5% of our capital stock and the immediate family members of these persons. Our Chief Risk Officer, in consultation with management and outside counsel, as appropriate, reviews potential related party transactions to determine if they are subject to the policy and, if they are, whether to approve or disapprove them, subject to review by the Nominating and Corporate Governance Committee, or to refer them to that committee without an approval or disapproval. In determining whether to approve or ratify the Chief Risk Officer’s approval of a related party transaction, the Nominating and Corporate Governance Committee considers, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related party’s interest in the transaction, the appearance of an improper conflict of interest for any director or executive officer taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and the potential violations of other corporate policies. Each of the related party transactions described above were approved pursuant to the Company’s policies and procedures. Our Related Party Transactions Policy is available on our investor relations website at https://ir.tscbank.com/Governance.

Director Independence

Under the rules of Nasdaq, independent directors must comprise a majority of the Board. The rules of Nasdaq, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. The Board has evaluated the independence of its members based upon the rules of Nasdaq and the SEC, including those regarding members of particular committees of the Board on which they serve. Applying these standards, the Board has affirmatively determined that each of our current directors is an independent director, with the exception of James F. Getz, Executive Chairman of the Company; Brian S. Fetterolf, Chief Executive Officer and President of the Company; and A. William Schenck III, Vice Chairman of the Company. Messrs. Getz, Fetterolf and Schenck are also employees of TriState Capital Bank. Mr. Getz is also Chairman and a director of TriState Capital Bank and Chartwell Investment Partners, LLC, and a director of Chartwell TSC Securities Corp. Mr. Fetterolf is also President, Chief Executive Officer and a director of TriState Capital Bank, Vice Chairman and a director of Chartwell Investment Partners, LLC, and President and a director of Chartwell TSC Securities Corp. Mr. Schenck is also Vice Chairman and a director of TriState Capital Bank.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has appointed KPMG LLP (“KPMG”) as our independent registered public accounting firm for the year ending December 31, 2022. KPMG has served as our independent registered public accounting firm since 2007.

Principal Accountant Fees and Services

Fees for professional services provided by KPMG in each of the last two fiscal years, in each of the following categories, were:

	2021	2020
Audit fees	$912,782	$924,062
Audit related fees	75,000	159,800
Tax fees	—	—
All other fees	—	—
Total	$987,782	$1,083,862

Fees for audit services include fees associated with the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K, the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, accounting consultation, management’s assertions regarding effectiveness of internal control over financial reporting. Audit related fees are one-time costs associated with capital raises, new accounting pronouncements and other non-recurring SEC filings.

During the fiscal year ended December 31, 2021, none of the total hours expended on our financial audit by KPMG were provided by persons other than KPMG’s full-time permanent employees.

The Audit Committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm to assure that the provision of such services does not impair the audit firm’s independence and all fees described above were pre-approved by the Audit Committee. The Audit Committee has adopted a policy and established related procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, KPMG. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

AUDIT COMMITTEE REPORT

The Audit Committee has reviewed and discussed with management the audited financial statements of TriState Capital contained in its Annual Report on Form 10-K for the year ended December 31, 2021. The Audit Committee has discussed with TriState Capital’s independent registered public accounting firm, KPMG LLP, the matters required to be discussed by requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) as well as KPMG’s independence, the scope of its audit, the Company’s critical accounting policies and estimates, recent accounting pronouncements and developments, the critical audit matter addressed during the audit and the Company’s internal control over financial reporting.

In addition, the Audit Committee received the written disclosures and the letter from TriState Capital’s independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent registered certified public accountant communications with the Audit Committee concerning independence, and discussed with the independent registered public accounting firm its independence from TriState Capital and its management.

Based on the review and discussion referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in TriState Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission.

This report is submitted on behalf of the Audit Committee.

David L. Bonvenuto, Chairperson
Anthony J. Buzzelli
E.H. (Gene) Dewhurst
Audrey P. Dunning
Kim A. Ruth

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

(a)    FINANCIAL STATEMENTS

The consolidated financial statements required in response to this item are included in Part IV, Item 15(a) of the Original Filing.

(b)    EXHIBITS

The exhibits listed in the exhibit index of this Amendment are incorporated herein by reference, and supplement the list of exhibits filed with, or incorporated by reference in, the Original Filing.

(c)    SCHEDULES

No financial statement schedules are being filed because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

EXHIBIT INDEX

24    Power of Attorney, which is incorporated by reference to Exhibit 24 to our originally filed Form 10-K filed with the SEC on March 1, 2021.

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

TRISTATE CAPITAL HOLDINGS, INC.

Date:	April 29, 2022	By:	/s/ Brian S. Fetterolf
Brian S. Fetterolf
President and Chief Executive Officer

Date:	April 29, 2022	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 29, 2022	By:	/s/ Brian S. Fetterolf
Brian S. Fetterolf
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Date:	April 29, 2022	By:	/s/ David J. Demas
David J. Demas
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	April 29, 2022	By:	*
David L. Bonvenuto
Director

Date:	April 29, 2022	By:	*
Anthony J. Buzzelli
Director

Date:	April 29, 2022	By:	*
Helen Hanna Casey
Director

Date:	April 29, 2022	By:	*
E.H. (Gene) Dewhurst
Director

Date:	April 29, 2022	By:	*
James J. Dolan
Director

Date:	April 29, 2022	By:	*
Christopher M. Doody
Director

Date:	April 29, 2022	By:	*
Audrey P. Dunning
Director

Date:	April 29, 2022	By:	*
James F. Getz
Chairman and Director

Date:	April 29, 2022	By:	*
Michael R. Harris
Director

Date:	April 29, 2022	By:	*
Kim A. Ruth
Director

Date:	April 29, 2022	By:	*
A. William Schenck, III
Vice Chairman and Director

Date:	April 29, 2022	By:	*
John B. Yasinsky
Director

	*	By:	/s/ Brian S. Fetterolf
Brian S. Fetterolf, Attorney-in-Fact