Form 10-Q
period 2022-03-31
TriState Capital Holdings, Inc.
filed 2022-05-09
CIK 1380846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-Q
___________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
___________

As of April 30, 2022, there were 33,636,862 shares of the registrant’s common stock, no par value, outstanding.

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
•risks associated with the acquisition of our Company by Raymond James Financial, Inc., including risks related to our failure to satisfy conditions of the closing of the acquisition, which could result in the acquisition not closing, which in turn could have a material adverse impact on the value of our stock;
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
•our ability to maintain important deposit customer relationships and our reputation and otherwise avoid liquidity risks;
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2022	December 31, 2021
ASSETS

Cash	$345	$340
Interest-earning deposits with other institutions	459,743	449,302
Federal funds sold	21,786	2,374
Cash and cash equivalents	481,874	452,016
Debt securities available-for-sale, at fair value	714,162	586,325
Debt securities held-to-maturity, at amortized cost, net	807,606	802,576
Equity securities, at fair value	4,867	4,975
Federal Home Loan Bank stock	11,802	11,802
Total investment securities	1,538,437	1,405,678
Loans and leases held-for-investment	11,246,919	10,763,324
Allowance for credit losses on loans and leases	(25,024)	(28,563)
Loans and leases held-for-investment, net	11,221,895	10,734,761
Accrued interest receivable	25,891	25,060
Investment management fees receivable, net	8,390	8,641
Goodwill	41,660	41,660
Intangible assets, net of accumulated amortization of $14,769 and $14,292, respectively	19,863	20,340
Office properties and equipment, net of accumulated depreciation of $20,062 and $19,217, respectively	22,303	19,833
Operating lease right-of-use asset	41,527	35,116
Bank owned life insurance	99,535	98,928
Prepaid expenses and other assets	176,292	162,819
Total assets	$13,677,667	$13,004,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$12,165,476	$11,504,389
Borrowings, net	470,262	470,163
Accrued interest payable on deposits and borrowings	4,138	1,841
Deferred tax liability, net	716	6,326
Operating lease liability	43,744	36,937
Other accrued expenses and other liabilities	155,193	148,474
Total liabilities	12,839,529	12,168,130

Shareholders’ Equity:
Preferred stock, no par value; Shares authorized - 150,000;
Series A Shares issued and outstanding - 40,250 and 40,250, respectively	38,468	38,468
Series B Shares issued and outstanding - 80,500 and 80,500, respectively	77,611	77,611
Series C Shares issued and outstanding - 694 and 683, respectively	66,565	65,465
Common stock, voting, no par value; Shares authorized - 51,653,347; Shares issued - 36,161,627 and 35,665,531, respectively; Shares outstanding - 33,636,462 and 33,263,498, respectively	335,674	334,566
Common stock non-voting, no par value; Shares authorized - 6,653,347; Shares issued - none	—	—
Additional paid-in capital	44,997	42,655
Retained earnings	338,274	319,766
Accumulated other comprehensive loss, net	(21,082)	(3,424)
Treasury stock (2,525,165 and 2,402,033 shares, respectively)	(42,369)	(38,385)
Total shareholders’ equity	838,138	836,722
Total liabilities and shareholders’ equity	$13,677,667	$13,004,852
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021

Interest income:
Loans and leases	$61,228	$49,186
Investments	6,157	2,646
Interest-earning deposits	192	160
Total interest income	67,577	51,992

Interest expense:
Deposits	10,746	10,754
Borrowings	3,230	2,582
Total interest expense	13,976	13,336
Net interest income	53,601	38,656
Provision for credit losses	563	224
Net interest income after provision for credit losses	53,038	38,432
Non-interest income:
Investment management fees	9,085	9,000
Service charges on deposits	415	316
Net gain (loss) on the sale and call of debt securities	—	(1)
Swap fees	4,660	2,711
Commitment and other loan fees	601	326
Bank owned life insurance income	606	429
Other income (loss)	(270)	870
Total non-interest income	15,097	13,651
Non-interest expense:
Compensation and employee benefits	24,994	19,921
Premises and equipment expense	1,989	1,406
Professional fees	2,280	1,324
FDIC insurance expense	1,584	1,125
General insurance expense	371	298
State capital shares tax expense	798	650
Travel and entertainment expense	696	441
Technology and data services	4,123	3,100
Intangible amortization expense	478	478
Marketing and advertising	896	684
Other operating expenses	2,976	1,851
Total non-interest expense	41,185	31,278
Income before tax	26,950	20,805
Income tax expense	5,309	4,605
Net income	$21,641	$16,200
Preferred stock dividends	3,133	3,059
Net income available to common shareholders	$18,508	$13,141

Earnings per common share:
Basic	$0.49	$0.36
Diluted	$0.48	$0.35
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Net income	$21,641	$16,200

Other comprehensive income (loss):

Unrealized holding losses on debt securities, net of tax benefit of $(7,251) and $(303), respectively	(22,822)	(954)

Reclassification adjustment for gains included in net income on debt securities, net of tax expense of $0 and $0, respectively	—	(1)

Unrealized holding gains on derivatives, net of tax expense of $1,453 and $565, respectively	4,573	1,683

Reclassification adjustment for losses included in net income on derivatives, net of tax benefit of $187 and $204, respectively	591	642

Other comprehensive income (loss), net of tax	(17,658)	1,370

Total comprehensive income	$3,983	$17,570
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Preferred Stock	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total Shareholders’ Equity
Balance, December 31, 2020	$177,143	$331,098	$33,824	$254,054	$(2,697)	$(36,277)	$757,145
Net income	—	—	—	16,200	—	—	16,200
Other comprehensive income	—	—	—	—	1,370	—	1,370
Preferred stock dividends	1,100	—	—	(3,059)	—	—	(1,959)
Exercise of stock options	—	972	(576)	—	—	—	396
Purchase of treasury stock	—	—	—	—	—	(1,471)	(1,471)
Stock-based compensation	—	—	2,605	—	—	—	2,605
Balance, March 31, 2021	$178,243	$332,070	$35,853	$267,195	$(1,327)	$(37,748)	$774,286

Balance, December 31, 2021	$181,544	$334,566	$42,655	$319,766	$(3,424)	$(38,385)	$836,722
Net income	—	—	—	21,641	—	—	21,641
Other comprehensive loss	—	—	—	—	(17,658)	—	(17,658)
Preferred stock dividends	1,100	—	—	(3,133)	—	—	(2,033)
Exercise of stock options	—	1,108	(714)	—	—	—	394
Purchase of treasury stock	—	—	—	—	—	(3,984)	(3,984)
Stock-based compensation	—	—	3,056	—	—	—	3,056
Balance, March 31, 2022	$182,644	$335,674	$44,997	$338,274	$(21,082)	$(42,369)	$838,138
See accompanying notes to unaudited condensed consolidated financial statements.

TRISTATE CAPITAL HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$21,641	$16,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and intangible amortization expense	1,322	1,100
Amortization of deferred financing costs	99	54
Impairment on historic tax credit investments	450	450
Provision for credit losses	563	224
Net loss (gain) on the sale of loans and leases	225	(627)
Stock-based compensation expense	3,056	2,605
Net gain on the sale and call of debt securities	—	1
Income from equity securities	124	—
Income from debt securities trading	—	(105)
Purchase of debt securities trading	—	(9,440)
Proceeds from the sale of debt securities trading	—	9,545
Net amortization of premiums and discounts on debt securities	2,308	3,037
Decrease (increase) in investment management fees receivable, net	251	(281)
Increase in accrued interest receivable	(831)	(1,424)
Increase in accrued interest payable	2,297	288
Bank owned life insurance income	(607)	(428)
Increase in income taxes payable	4,852	3,327
Decrease in prepaid income taxes	874	1,186
Deferred tax provision	—	50
Decrease in accounts payable and other accrued expenses	(7,112)	(11,997)
Other, net	(1,434)	(4,175)
Net cash provided by operating activities	28,078	9,590
Cash flows from investing activities:
Purchase of debt securities available-for-sale	(176,178)	(82,802)
Purchase of debt securities held-to-maturity	(37,537)	(389,107)
Purchase of equity securities	(16)	—
Principal repayments and maturities of debt securities available-for-sale	17,870	28,530
Principal repayments and maturities of debt securities held-to-maturity	35,457	48,543
Investment in low-income housing and historic tax credits	(915)	(1,104)
Investment in small business investment companies	(1,036)	(180)
Net redemption of Federal Home Loan Bank stock	—	2,000
Net increase in loans and leases, net	(491,948)	(310,647)
Proceeds from the sale of loans and leases	3,934	5,311
Additions to office properties and equipment	(3,315)	(1,988)
Net cash used in investing activities	(653,684)	(701,444)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash flows from financing activities:
Net increase in deposit accounts	661,087	760,930
Net decrease in Federal Home Loan Bank advances	—	(50,000)
Proceeds from line of credit advances	—	5,200
Repayment of line of credit advances	—	(10,200)
Net proceeds from exercise of stock options	394	396
Purchase of treasury stock, net of reissuance	(3,984)	(1,471)
Dividends paid on preferred stock	(2,033)	(1,959)
Net cash provided by financing activities	655,464	702,896
Net change in cash and cash equivalents during the period	29,858	11,042
Cash and cash equivalents at beginning of the period	452,016	435,442
Cash and cash equivalents at end of the period	$481,874	$446,484

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Interest expense	$11,580	$12,994
Income taxes	$(417)	$11
Other non-cash activity:
Operating lease right-of-use asset	$6,807	$—
Unsettled purchase of debt securities held-to-maturity	$4,770	$—
Transfer of debt securities available-for-sale to held-to-maturity	$—	$480,769
Series C dividend paid in kind	$1,100	$1,100
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

The Company and the Bank are subject to regulatory examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”), the Pennsylvania Department of Banking and Securities and the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the Bank’s consolidated total assets exceeded $10 billion for four consecutive quarters, as of December 31, 2021, the Company and the Bank are subject to regulatory examination and supervision of the Consumer Financial Protection Bureau (“CFPB”) with respect to certain consumer protection laws. Chartwell is a registered investment adviser regulated by the U.S. Securities and Exchange Commission (“SEC”). CTSC Securities is regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”).

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

On October 20, 2021, the Company announced that it entered into a definitive agreement under which Raymond James Financial, Inc. (“Raymond James”) will acquire the outstanding shares of stock of the Company for consideration that is a combination of cash and Raymond James stock at a fixed exchange rate, valued in aggregate at approximately $1.10 billion based on the trading value of Raymond James’ stock on the announcement date. The Company’s shareholders approved the transaction on February 28, 2022. The acquisition is subject to customary closing conditions, including receipt of regulatory approvals, and is currently expected to close by the end of the second quarter of 2022.

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

CONSOLIDATION
Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank, Chartwell and CTSC Securities, after elimination of inter-company accounts and transactions. The accounts of the Bank, in turn, include its wholly owned subsidiaries, TSC Equipment Finance and Meadowood, after elimination of inter-company accounts and transactions. The unaudited condensed consolidated financial statements of the Company presented herein have been prepared pursuant to SEC rules for Quarterly Reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP for a full year presentation. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying unaudited condensed consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the related notes for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.

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

FEDERAL HOME LOAN BANK STOCK
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. Member institutions are required to invest in FHLB stock. The stock is carried at cost, which approximates its liquidation value, and it is evaluated for impairment based on the ultimate recoverability of the par value. The following matters are considered by management when evaluating the FHLB stock for impairment: the ability of the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; the impact of legislative and regulatory changes on the institution and its customer base; and the Company’s intent and ability to hold its FHLB stock for the foreseeable future. Management believes the Company’s holdings in the FHLB stock were recoverable at par value as of March 31, 2022 and December 31, 2021. Cash and stock dividends are reported as interest income on investments in the consolidated statements of income.

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

Investment management fees receivable represent amounts due for contractual investment management services provided to the Company’s clients, primarily institutional investors, mutual funds and individual investors. Management performs credit evaluations of its customers’ financial condition when it is deemed to be necessary and does not require collateral. The Company provides an allowance for uncollectible accounts based on specifically identified receivables. The Company has not experienced any losses on receivables for investment management fees for the three months ended March 31, 2022 and 2021. The Company had no allowance for credit losses on investment management fees as of March 31, 2022 and December 31, 2021.

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

RECENT ACCOUNTING DEVELOPMENTS

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2022-02—Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the separate recognition and measurement guidance for TDRs such that creditors will apply the same guidance to all loan modifications when determining whether a modification results in a new receivable or a continuation of an existing receivable. The ASU also enhances existing loan modification related financial statement disclosures while also requiring new disclosure of current-period gross charge-offs by year of origination for financing receivables and net investments in leases. For entities that have adopted the current expected credit loss (“CECL”) methodology, the ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2022-02 on its consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. ASU 2022-01 establishes the portfolio-layer method, which expands an entity’s ability to achieve fair value hedge accounting for hedges of financial assets in a closed portfolio. The ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2022-01 on its consolidated financial statements.

On October 28, 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2022 and provides an exception to fair value measurement for revenue contracts acquired in business combinations. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). The Company is currently evaluating the impact of adopting ASU 2021-05 on its consolidated financial statements.

[2] INVESTMENT SECURITIES

Debt securities available-for-sale and held-to-maturity were comprised of the following as of March 31, 2022:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
U.S. treasury notes	$99,416	$—	$2,757	$—	$96,659
Corporate bonds	153,425	245	2,619	—	151,051
Non-agency residential mortgage-backed securities	307,202	3,599	21,953	—	288,848
Trust preferred securities	13,635	118	150	—	13,603
Agency collateralized mortgage obligations	15,585	12	56	—	15,541
Agency mortgage-backed securities	147,458	21	10,445	—	137,034
Agency debentures	6,733	104	—	—	6,837
Municipal bonds	5,181	—	592	—	4,589
Total debt securities available-for-sale	$748,635	$4,099	$38,572	$—	$714,162
(1)Available-for-sale debt securities are recorded on the consolidated statements of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
U.S. treasury notes	$39,120	$—	$3,156	$35,964	$—
Corporate bonds	25,165	226	110	25,281	11
Agency debentures	66,540	131	2,749	63,922	—
Municipal bonds	410	—	—	410	—
Non-agency residential mortgage-backed securities	173,010	—	13,683	159,327	34
Agency mortgage-backed securities	503,406	176	37,869	465,713	—
Total debt securities held-to-maturity	$807,651	$533	$57,567	$750,617	$45
(1)Held-to-maturity debt securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

During the first quarter of 2021, the Company transferred $480.8 million in fair value of previously designated available-for-sale agency mortgage-backed securities to held-to-maturity.

Debt securities available-for-sale and held-to-maturity were comprised of the following as of December 31, 2021:

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

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value		Allowance for Credit Losses (1)
Debt securities held-to-maturity:
U.S. treasury notes	$39,097	$12	$443	$38,666	—	$—
Corporate bonds	25,167	827	16	25,978		71
Agency debentures	36,794	534	395	36,933		—
Municipal bonds	890	1	—	891		—
Non-agency residential mortgage-backed securities	184,731	1	3,088	181,644		65
Agency mortgage-backed securities	516,033	570	8,753	507,850		—
Total debt securities held-to-maturity	$802,712	$1,945	$12,695	$791,962		$136
(1)Held-to-maturity debt securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

Interest income on investment securities was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Taxable interest income	$5,997	$2,429
Non-taxable interest income	22	35
Dividend income	138	182
Total interest income on investment securities	$6,157	$2,646

As of March 31, 2022, the contractual maturities of the debt securities were:

	March 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in less than one year	$27,500	$27,498	$410	$410
Due from one to five years	172,225	168,923	35,165	34,882
Due from five to ten years	57,883	56,118	103,627	97,833
Due after ten years	491,027	461,623	668,449	617,492
Total debt securities	$748,635	$714,162	$807,651	$750,617

Prepayments may shorten the contractual lives of the collateralized mortgage obligations, mortgage-backed securities and collateralized loan obligations.

Proceeds from the sale and call of debt securities available-for-sale and held-to-maturity and related gross realized gains and losses were:

	Available-for-Sale		Held-to-Maturity
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2022	2021	2022	2021
Proceeds from sales	$—	$—	$—	$—
Proceeds from calls	—	17,311	—	3,555
Total proceeds	$—	$17,311	$—	$3,555

Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	1	—	—
Net realized gains	$—	$(1)	$—	$—

There were $27.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships as of March 31, 2022.

Changes in the allowance for credit losses on held-to-maturity securities were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Corporate Bonds	Non-agency Securitizations	Municipal Bonds	Agency Debentures and Securitizations	U.S. Treasury Notes	Total
Balance, beginning of period	$71	$65	$—	$—	$—	$136
Provision (credit) for credit losses	(60)	(31)	—	—	—	(91)
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$11	$34	$—	$—	$—	$45

	Three Months Ended March 31, 2021
(Dollars in thousands)	Corporate Bonds	Non-agency Securitizations	Municipal Bonds	Agency Debentures and Securitizations	U.S. Treasury Notes	Total
Balance, beginning of period	$79	$70	$—	$—	$—	$149
Provision (credit) for credit losses	(24)	35	—	—	—	11
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, end of period	$55	$105	$—	$—	$—	$160
The following tables show the fair value and gross unrealized losses on debt securities available-for-sale, by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
U.S. Treasury Notes	$96,659	$2,757	$—	$—	$96,659	$2,757
Corporate bonds	87,923	1,411	18,350	1,208	106,273	2,619
Trust preferred securities	2,064	60	2,289	90	4,353	150
Non-agency residential mortgage-backed securities	266,999	21,953	—	—	266,999	21,953
Agency collateralized mortgage obligations	12,984	56	—	—	12,984	56
Agency mortgage-backed securities	133,551	10,444	88	1	133,639	10,445
Municipal bonds	4,589	592	—	—	4,589	592
Temporarily impaired debt securities available-for-sale (1)	$604,769	$37,273	$20,727	$1,299	$625,496	$38,572
(1)The number of investment positions with unrealized losses totaled 72 for available-for-sale securities.

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Debt securities available-for-sale:
Corporate bonds	$20,191	$118	$11,808	$155	$31,999	$273
Trust preferred securities	2,046	76	2,270	107	4,316	183
Non-agency mortgage-backed securities	277,118	4,164	—	—	277,118	4,164
Agency collateralized mortgage obligations	1,600	2	—	—	1,600	2
Agency mortgage-backed securities	119,320	1,599	89	—	119,409	1,599
Municipal bonds	5,185	4	—	—	5,185	4
Temporarily impaired debt securities available-for-sale (1)	$425,460	$5,963	$14,167	$262	$439,627	$6,225
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

	March 31, 2022
(Dollars in thousands)	Aaa	Aa	A	Baa	Ba	Total
Debt securities held-to-maturity:
Corporate bonds	$—	$—	$—	$25,165	$—	$25,165
Agency debentures	66,540	—	—	—	—	66,540
Municipal bonds	—	—	410	—	—	410
Non-agency residential mortgage-backed securities	173,010	—	—	—	—	173,010
Agency mortgage-backed securities	503,406	—	—	—	—	503,406
U.S. treasury notes	39,120	—	—	—	—	39,120
Total debt securities held-to-maturity	$782,076	$—	$410	$25,165	$—	$807,651

Accrued interest receivable of $1.5 million and $1.6 million on debt securities held-to-maturity as of March 31, 2022 and December 31, 2021, respectively, was excluded from the amortized cost used in the calculation of allowance for credit losses. The Company had no debt securities held-to-maturity that were past due as of March 31, 2022.

There were no outstanding debt securities classified as trading as of March 31, 2022 and December 31, 2021.

Equity securities consisted of mutual funds investing in short-duration, investment grade corporate bonds. The investments in these securities were $4.9 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively.

There was $11.8 million and $11.8 million in FHLB stock outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

Loans and leases held-for-investment were comprised of the following:

	March 31, 2022
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$7,253,933	$1,560,668	$2,420,958	$11,235,559
Net deferred loan costs (fees)	14,229	3,641	(6,510)	11,360
Loans and leases held-for-investment, net of deferred fees and costs	7,268,162	1,564,309	2,414,448	11,246,919
Allowance for credit losses on loans and leases	(2,060)	(5,116)	(17,848)	(25,024)
Loans and leases held-for-investment, net	$7,266,102	$1,559,193	$2,396,600	$11,221,895

	December 31, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Loans and leases held-for-investment, before deferred fees and costs	$6,870,961	$1,509,418	$2,369,335	$10,749,714
Net deferred loan costs (fees)	15,537	4,005	(5,932)	13,610
Loans and leases held-for-investment, net of deferred fees and costs	6,886,498	1,513,423	2,363,403	10,763,324
Allowance for credit losses on loans and leases	(1,891)	(8,453)	(18,219)	(28,563)
Loans and leases held-for-investment, net	$6,884,607	$1,504,970	$2,345,184	$10,734,761

The Company’s customers have unused loan commitments based on the availability of eligible collateral or other terms and conditions under their loan agreements. Included in unused loan commitments are commitments to fund loans secured by residential properties, commercial real estate, construction loans, business lines of credit and other unused commitments of loans in various stages of funding. Not all commitments will fund or fully fund as customers often only draw on a portion of their available credit. The amount of unfunded commitments, including standby letters of credit, as of March 31, 2022 and December 31, 2021, was $11.54 billion and $10.74 billion, respectively. The interest rate for each commitment is based on the prevailing market conditions at the time of funding. The total unfunded commitments above included loans in the process of origination totaling approximately $120.4 million and $162.0 million as of March 31, 2022 and December 31, 2021, respectively, which extend over varying periods of time.

Also included in commitments is unused availability under demand loans for our private banking clients secured by cash, marketable securities and/or cash value life insurance. Because these loans are demand loans, the company is not obligated to fund or fully fund draw requests.

The Company issues standby letters of credit in the normal course of business. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. The Company would be required to perform under a standby letter of credit when drawn upon by the guaranteed party in the case of non-performance by the Company’s customer. Collateral may be obtained based on management’s credit assessment of the customer. The amount of unfunded commitments related to standby letters of credit as of March 31, 2022 and December 31, 2021, included in the total unfunded commitments above, was $57.3 million and $60.8 million, respectively. Should the Company be obligated to perform under any standby letters of credit, the Company will seek repayment from the customer for amounts paid. During the three months ended March 31, 2022 and 2021, there were draws on letters of credit totaling $4.2 million and $3,000, respectively, which were repaid by the borrowers. Most of these commitments are expected to expire without being drawn upon and the total amount does not necessarily represent future cash requirements.

The allowance for credit losses on off-balance-sheet credit exposures was $3.4 million and $2.9 million as of March 31, 2022 and December 31, 2021, respectively, which includes allowance for credit losses on unfunded loan commitments and standby letters of credit. The Company recorded a provision on off-balance sheet exposures as liabilities of $500,000 for the three months ended March 31, 2022, and a credit to provision on off-balance sheet exposures as liabilities of $433,000 for the three months ended March 31, 2021.

[4] ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

Our allowance for credit losses represents our current estimate of expected credit losses in the portfolio at a specific point in time. This estimate includes credit losses associated with loans and leases evaluated on a collective or pool basis, as well as expected credit losses of the individually evaluated loans and leases that do not share similar risk characteristics. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions, and economic forecasts over a reasonable and supportable period of time. This evaluation is subjective and requires material estimates that may change over time. The calculation of the allowance for credit losses on loans and leases takes into consideration the inherent risk identified within each of the Company’s three primary loan portfolios. The lifetime loss rates are estimated by analyzing a combination of internal and external data related to historical performance of each loan pool over a complete economic cycle. Results for the three months ended March 31, 2022 and 2021 are presented under CECL methodology. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for more details on the Company’s policy on allowance for credit losses on loans and leases.

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

This portfolio also has some loans that are secured by residential real estate or other financial assets and some that are unsecured loans. The primary sources of repayment for these loans are the income and/or assets of the borrower. The underlying collateral is the most important indicator of risk for this loan portfolio. The overall lower risk profile of this portfolio is driven by loans secured by cash, marketable securities and/or cash value life insurance, which were 99.2% and 99.0% of total private banking loans as of March 31, 2022 and December 31, 2021, respectively.

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

The following table presents the amortized cost of loans by portfolio, risk rating and year of origination:

	As of March 31, 2022
(Dollars in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$535	$20,528	$50,621	$37,485	$39,863	$53,960	$7,065,170	$7,268,162
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total private banking loans	535	20,528	50,621	37,485	39,863	53,960	7,065,170	7,268,162
Commercial and Industrial:
Pass	119,481	218,812	133,113	173,683	54,171	62,277	785,537	1,547,074
Special mention	—	—	1,203	—	—	130	4,000	5,333
Substandard	—	—	—	1,734	—	604	9,564	11,902
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial loans	119,481	218,812	134,316	175,417	54,171	63,011	799,101	1,564,309
Commercial Real Estate:
Pass	160,798	581,607	526,695	400,020	288,032	396,281	46,129	2,399,562
Special mention	—	1,796	—	—	—	370	—	2,166
Substandard	—	—	261	5,114	615	6,730	—	12,720
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	160,798	583,403	526,956	405,134	288,647	403,381	46,129	2,414,448
Loans and leases held-for-investment	$280,814	$822,743	$711,893	$618,036	$382,681	$520,352	$7,910,400	$11,246,919
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment as of March 31, 2022.

	As of December 31, 2021
(Dollars in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans (1)	Total
Private Banking:
Pass	$21,365	$57,722	$29,935	$54,082	$7,121	$50,545	$6,665,728	$6,886,498
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total private banking loans	21,365	57,722	29,935	54,082	7,121	50,545	6,665,728	6,886,498
Commercial and Industrial:
Pass	240,980	156,216	186,879	55,729	39,523	25,328	787,778	1,492,433
Special mention	—	1,353	—	—	—	138	3,826	5,317
Substandard	—	—	1,757	—	578	41	8,984	11,360
Doubtful	—	375	—	3,938	—	—	—	4,313
Total commercial and industrial loans	240,980	157,944	188,636	59,667	40,101	25,507	800,588	1,513,423
Commercial Real Estate:
Pass	572,630	512,139	454,762	333,477	187,090	251,809	35,617	2,347,524
Special mention	—	—	—	—	—	2,288	—	2,288
Substandard	—	261	5,395	621	—	7,314	—	13,591
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate loans	572,630	512,400	460,157	334,098	187,090	261,411	35,617	2,363,403
Loans and leases held-for-investment	$834,975	$728,066	$678,728	$447,847	$234,312	$337,463	$7,501,933	$10,763,324
(1)The Company had no revolving loans which were converted to term loans included in loans and leases held-for-investment as of December 31, 2021.

Accrued interest receivable of $22.2 million and $21.8 million on loans and leases as of March 31, 2022 and December 31, 2021, respectively, was excluded from the amortized cost used in the calculation of allowance for credit losses.

Changes in the allowance for credit losses on loans and leases were as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$1,891	$8,453	$18,219	$28,563
Provision (credit) for credit losses	169	975	(490)	654
Charge-offs	—	(4,312)	—	(4,312)
Recoveries	—	—	119	119
Balance, end of period	$2,060	$5,116	$17,848	$25,024

	Three Months Ended March 31, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Balance, beginning of period	$2,047	$5,254	$27,329	$34,630
Provision (credit) for credit losses	(280)	3,101	(2,608)	213
Charge-offs	—	(199)	—	(199)
Recoveries	—	—	—	—
Balance, end of period	$1,767	$8,156	$24,721	$34,644

The following tables present the age analysis of past due loans and leases segregated by class:

	March 31, 2022
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$180	$382	$—	$562	$7,267,600	$7,268,162
Commercial and industrial	2,338	—	—	2,338	1,561,971	1,564,309
Commercial real estate	615	—	—	615	2,413,833	2,414,448
Loans and leases held-for-investment	$3,133	$382	$—	$3,515	$11,243,404	$11,246,919

	December 31, 2021
(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Private banking	$678	$—	$—	$678	$6,885,820	$6,886,498
Commercial and industrial	—	—	4,313	4,313	1,509,110	1,513,423
Commercial real estate	—	—	—	—	2,363,403	2,363,403
Loans and leases held-for-investment	$678	$—	$4,313	$4,991	$10,758,333	$10,763,324

Individually Evaluated Loans

Management monitors the delinquency status of the Company’s loan portfolio on a monthly basis. Loans are considered non-performing when interest and principal are 90 days or more past due or management has determined that it is probable the borrower is unable to meet payments as they become due. The risk of loss is generally highest for non-performing loans.

The following tables present the Company’s amortized cost of individually evaluated loans and related information on those loans as of and for the three months ended March 31, 2022 and as of and for the twelve months ended December 31, 2021:

	As of and for the Three Months Ended March 31, 2022
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	11,902	11,907	386	14,802	146
Commercial real estate	615	615	20	617	5
Total with a related allowance recorded	12,517	12,522	406	15,419	151
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	11,902	11,907	386	14,802	146
Commercial real estate	615	615	20	617	5
Total	$12,517	$12,522	$406	$15,419	$151

	As of and for the Twelve Months Ended December 31, 2021
(Dollars in thousands)	Amortized Cost	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded:
Private banking	$—	$—	$—	$—	$—
Commercial and industrial	15,673	19,989	4,646	19,553	786
Commercial real estate	1,139	1,139	37	1,139	56
Total with a related allowance recorded	16,812	21,128	4,683	20,692	842
Without a related allowance recorded:
Private banking	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Total without a related allowance recorded	—	—	—	—	—
Total:
Private banking	—	—	—	—	—
Commercial and industrial	15,673	19,989	4,646	19,553	786
Commercial real estate	1,139	1,139	37	1,139	56
Total	$16,812	$21,128	$4,683	$20,692	$842

Individually evaluated loans were $12.5 million and $16.8 million as of March 31, 2022 and December 31, 2021, respectively. There was no interest income recognized on individually evaluated loans that were also on non-accrual status for the three months ended March 31, 2022, and the twelve months ended December 31, 2021. As of March 31, 2022 and December 31, 2021, there were no loans 90 days or more past due and still accruing interest income.

The Company estimates allowance for credit losses individually for loans that do not share similar risk characteristics, including non-accrual loans and loans designated as TDRs, using a discounted cash flow method or based on the fair value of the collateral less estimated selling costs. Based on those evaluations, there were specific reserves totaling $406,000 and $4.7 million as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 1, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements for the Company’s policy on evaluating loans for expected credit losses and interest income.

The following tables present the allowance for credit losses on loans and leases and amortized costs of individually evaluated loans:

	March 31, 2022
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$386	$20	$406
Collectively evaluated for impairment	2,060	4,730	17,828	24,618
Total allowance for credit losses on loans and leases	$2,060	$5,116	$17,848	$25,024
Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$11,902	$615	$12,517
Collectively evaluated for impairment	7,268,162	1,552,407	2,413,833	11,234,402
Loans and leases held-for-investment	$7,268,162	$1,564,309	$2,414,448	$11,246,919

	December 31, 2021
(Dollars in thousands)	Private Banking	Commercial and Industrial	Commercial Real Estate	Total
Allowance for credit losses on loans and leases:
Individually evaluated for impairment	$—	$4,646	$37	$4,683
Collectively evaluated for impairment	1,891	3,807	18,182	23,880
Total allowance for credit losses on loans and leases	$1,891	$8,453	$18,219	$28,563
Loans and leases held-for-investment:
Individually evaluated for impairment	$—	$15,673	$1,139	$16,812
Collectively evaluated for impairment	6,886,498	1,497,750	2,362,264	10,746,512
Loans and leases held-for-investment	$6,886,498	$1,513,423	$2,363,403	$10,763,324

Troubled Debt Restructuring

The aggregate recorded investment in individually evaluated loans with terms modified through a TDR on non-accrual was $0 as of March 31, 2022 and December 31, 2021. The aggregate recorded investment in individually evaluated loans with terms modified through a TDR also accruing interest was $12.5 million as of March 31, 2022 and December 31, 2021. There were no unused commitments on loans designated as TDR as of March 31, 2022 and December 31, 2021.

The modifications made to restructured loans typically consist of an extension of the payment terms or the deferral of principal payments. Loans with an amortized cost of approximately $3.0 million as of March 31, 2022, that have been modified as a TDR within the prior 12 months, were 30 days past due as of March 31, 2022. There were no loans modified as TDRs within 12 months of the corresponding balance sheet date with payment defaults during the three months ended March, 31, 2021.

There were no loans newly designated as TDRs during the three months ended March 31, 2022.

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

Other Real Estate Owned

As of March 31, 2022 and December 31, 2021, the balance of OREO was $2.0 million. There were no residential mortgage loans that were in the process of foreclosure as of March 31, 2022.

[5] DEPOSITS

As of March 31, 2022 and December 31, 2021, deposits were comprised of the following:

	Interest Rate Range	Weighted Average Interest Rate		Balance
(Dollars in thousands)	March 31, 2022	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Demand and savings accounts:
Noninterest-bearing checking accounts	—	—	—	$790,272	$776,256
Interest-bearing checking accounts	0.05 to 1.70%	0.54%	0.35%	4,160,546	4,318,523
Money market deposit accounts	0.10 to 3.25%	0.55%	0.40%	6,615,404	5,632,093
Total demand and savings accounts				11,566,222	10,726,872
Certificates of deposit	0.10 to 2.55%	0.39%	0.41%	599,254	777,517
Total deposits				$12,165,476	$11,504,389
Weighted average rate on interest-bearing accounts		0.54%	0.38%

As of March 31, 2022 and December 31, 2021, the Bank had total brokered deposits of $1.21 billion and $955.5 million, respectively. Reciprocal deposits through Certificate of Deposit Account Registry Service® (“CDARS®”) and Insured Cash Sweep® (“ICS®”) totaled $1.85 billion and $2.06 billion as of March 31, 2022 and December 31, 2021, respectively, and were not considered brokered deposits.

As of March 31, 2022 and December 31, 2021, certificates of deposit with balances of $100,000 or more, excluding brokered and reciprocal deposits, totaled $453.4 million and $477.0 million, respectively. As of March 31, 2022 and December 31, 2021, certificates of deposit with balances of $250,000 or more, excluding brokered and reciprocal deposits, totaled $125.3 million and $126.4 million.

The contractual maturity of certificates of deposit was as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
12 months or less	$540,410	$693,339
12 months to 24 months	52,714	72,735
24 months to 36 months	6,130	11,443
Total	$599,254	$777,517

Interest expense on deposits was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Interest-bearing checking accounts	$3,707	$2,793
Money market deposit accounts	6,352	5,964
Certificates of deposit	687	1,997
Total interest expense on deposits	$10,746	$10,754

[6] BORROWINGS

As of March 31, 2022 and December 31, 2021, borrowings were comprised of the following:

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Interest Rate	Ending Balance	Maturity Date	Interest Rate	Ending Balance	Maturity Date
FHLB borrowings:
Issued 3/21/2022	0.75%	$50,000	6/20/2022	—%	$—
Issued 3/2/2022	0.65%	50,000	6/2/2022	—%	—
Issued 3/1/2022	0.63%	150,000	6/1/2022	—%	—
Issued 12/20/2021	—%	—		0.30%	50,000	3/21/2022
Issued 12/2/2021	—%	—		0.27%	50,000	3/2/2022
Issued 12/1/2021	—%	—		0.27%	150,000	3/1/2022
Subordinated notes payable (net of debt issuance costs of $1,738 and $1,792, respectively)	5.75%	95,762	5/15/2030	5.75%	95,708	5/15/2030
Senior notes payable (net of debt issuance costs of $500 and $545, respectively)	2.25%	124,500	12/15/2024	2.25%	124,455	12/15/2024
Total borrowings, net		$470,262			$470,163

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

In 2020, the Company completed underwritten public offerings of subordinated notes due 2030, raising aggregate proceeds of $97.5 million. The subordinated notes have a term of 10 years at a fixed-to-floating rate of 5.75%. The subordinated notes constitute Tier 2 capital for the Company under federal regulatory capital rules. Beginning on May 15, 2025, with respect to the subordinated notes issued on May 11, 2020, and August 15, 2025, with respect to the subordinated notes issued on June 3, 2020, and on any interest payment date thereafter, the Company may redeem the subordinated notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the date of redemption.

The Bank’s FHLB borrowing capacity is based on the collateral value of certain securities held in safekeeping at the FHLB, if applicable, and loans pledged to the FHLB. The Bank submits a quarterly Qualifying Collateral Report (“QCR”) to the FHLB to update the value of the loans pledged. As of March 31, 2022, the Bank’s borrowing capacity is based on the information provided in its December 31, 2021 QCR filing. As of March 31, 2022, the Bank had pledged loans of $1.52 billion with the FHLB, for a gross borrowing capacity of $1.09 billion, of which $250.0 million was outstanding in advances. As of December 31, 2021, there was $250.0 million outstanding in advances from the FHLB. When the Bank borrows from the FHLB, interest is charged at the FHLB’s posted rates at the time of the borrowing.

The Bank maintains an unsecured line of credit of $10.0 million with M&T Bank and an unsecured line of credit of $20.0 million with Texas Capital Bank. As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings under these lines of credit, and they are available to the Bank at the lenders’ discretion. In addition, the Bank maintains an $8.0 million unsecured line of credit with PNC Bank for private label credit card facilities for certain existing commercial clients of the Bank, of which $3.4 million in notional value of credit cards have been issued. The clients of the Bank are responsible for repaying any balances due on these credit cards directly to PNC; however, if the customer fails to repay PNC, the Bank could be required to satisfy the obligation to PNC and initiate collection from its customer as part of the existing credit facility of that customer. In August 2021, the Bank entered into a standby letter of credit with PNC Bank for $643,000, which expires on August 16, 2022.

The Company maintains an unsecured line of credit of $75.0 million with The Huntington National Bank. As of March 31, 2022, and December 31, 2021 there were no outstanding borrowings under this line of credit.

Interest expense on borrowings was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
FHLB borrowings	$1,026	$1,072
Line of credit borrowings	—	55
Senior and subordinated notes payable	2,204	1,455
Total interest expense on borrowings	$3,230	$2,582

[7] STOCK TRANSACTIONS

During the three months ended March 31, 2022 and 2021, the Company paid dividends of $2.0 million on its 6.75% Fixed-to-Floating Rate Series A Non-Cumulative Perpetual Preferred Stock, no par value (the “Series A Preferred Stock”) and its 6.375% Fixed-to-Floating Rate Series B Non-Cumulative Perpetual Preferred Stock, no par value (the “Series B Preferred Stock”). During the three months ended March 31, 2022, the Company paid an in-kind dividend of 11 shares of the Series C Preferred Stock, plus cash paid in lieu of a fractional share.

Under authorization by the Board of Directors of the Company (the “Board”), the Company is permitted to repurchase its common stock up to prescribed amounts, of which $7.3 million remained available as of March 31, 2022. The Board also authorized the Company to utilize some of the share repurchase program authorizations to cancel certain options to purchase shares of its common stock granted by the Company. The company did not repurchase any shares under this program during the three months ended March 31, 2022 and 2021.

During the three months ended March 31, 2022, treasury shares increased 123,132, or approximately $4.0 million, in connection with the net settlement of equity awards exercised or vested. During the three months ended March 31, 2021, treasury shares increased 73,384, or approximately $1.5 million, in connection with the net settlement of equity awards exercised or vested.

Under prior authorization of the Board, stock option cancellation programs were approved to allow for certain outstanding and vested stock option awards to be canceled by the option holder at a price based on the closing day’s stock price less the option exercise price. There were no such cancellations during the three months ended March 31, 2022 and 2021.

The tables below show the changes in the Company’s preferred and common shares outstanding during the periods indicated:

	Number of Preferred Shares Outstanding	Number of Common Shares Outstanding	Number of Treasury Shares
Balance, December 31, 2021	121,433	33,263,498	2,402,033
Issuance of preferred stock	11	—	—
Issuance of restricted common stock	—	476,325	—
Forfeitures of restricted common stock	—	(14,479)	—
Exercise of stock options	—	34,250	—
Increase in treasury stock related to equity awards	—	(123,132)	123,132
Balance, March 31, 2022	121,444	33,636,462	2,525,165

Balance, December 31, 2020	121,400	32,620,150	2,299,422
Issuance of preferred stock	—	—	—
Issuance of common stock	—	—	—
Issuance of restricted common stock	—	585,386	—
Forfeitures of restricted common stock	—	(10,547)	—
Exercise of stock options	—	39,000	—
Purchase of treasury stock	—	—	—
Increase in treasury stock related to equity awards	—	(73,384)	73,384
Reissuance of treasury stock	—	—	—
Balance, March 31, 2021	121,400	33,160,605	2,372,806

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Common Equity Tier 1 (“CET 1”) capital, Tier 1 capital and Total capital to risk-weighted assets, and of Tier 1 capital to average assets (as each term is defined in the applicable regulations). As of March 31, 2022 and December 31, 2021, TriState Capital Holdings, Inc. and TriState Capital Bank exceeded all capital adequacy requirements to which they were subject.

Insured depository institutions are categorized as well capitalized if they meet minimum capital ratios as set forth in the tables below. The Bank exceeded the capital ratios necessary to be well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since the filing of the most recent Call Report for the period ending March 31, 2022 that management believes have materially changed the Bank’s capital adequacy, as presented in the tables below.

A banking organization is also subject to certain limitations on capital distributions and discretionary bonus payments to executive officers if the organization does not maintain a capital conservation buffer of CET 1 capital to risk-weighted assets ratio of 2.5% or more, in addition to the minimum risk-based capital adequacy levels shown in the tables below. As of March 31, 2022 and December 31, 2021, both the Company and the Bank had CET 1 capital above the levels required to avoid limitations on capital distributions and discretionary bonus payments.

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

The following tables set forth certain information concerning the Company’s and the Bank’s regulatory capital as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$926,930	13.23%	$560,586	8.00%	N/A	N/A
Bank	$1,007,981	14.42%	$559,025	8.00%	$698,782	10.00%
Tier 1 risk-based capital ratio
Company	$807,115	11.52%	$420,440	6.00%	N/A	N/A
Bank	$983,928	14.08%	$419,269	6.00%	$559,025	8.00%
Common equity tier 1 risk-based capital ratio
Company	$624,472	8.91%	$315,330	4.50%	N/A	N/A
Bank	$983,928	14.08%	$314,452	4.50%	$454,208	6.50%
Tier 1 leverage ratio
Company	$807,115	6.16%	$524,449	4.00%	N/A	N/A
Bank	$983,928	7.52%	$523,676	4.00%	$654,595	5.00%

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$910,320	13.43%	$542,409	8.00%	N/A	N/A
Bank	$986,657	14.60%	$540,639	8.00%	$675,798	10.00%
Tier 1 risk-based capital ratio
Company	$788,910	11.64%	$406,807	6.00%	N/A	N/A
Bank	$960,955	14.22%	$405,479	6.00%	$540,639	8.00%
Common equity tier 1 risk-based capital ratio
Company	$607,367	8.96%	$305,105	4.50%	N/A	N/A
Bank	$960,955	14.22%	$304,109	4.50%	$439,269	6.50%
Tier 1 leverage ratio
Company	$788,910	6.36%	$496,431	4.00%	N/A	N/A
Bank	$960,955	7.76%	$495,417	4.00%	$619,271	5.00%

[9] EARNINGS PER COMMON SHARE

The computation of basic and diluted earnings per common share for the periods presented were as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2022	2021

Basic earnings per common share:
Net income	$21,641	$16,200
Less: Preferred dividends on Series A and Series B	1,962	1,962
Less: Preferred dividends on Series C	1,171	1,097
Net income available to common shareholders	$18,508	$13,141

Allocation of net income available:
Common shareholders	$15,575	$11,127
Series C convertible preferred shareholders	2,480	1,685
Warrant shareholders	453	329
Total	$18,508	$13,141

Basic weighted average common shares outstanding:
Basic common shares	31,699,023	31,224,474
Series C convertible preferred stock, as-if converted	5,047,272	4,727,272
Warrants, as-if exercised	922,438	922,438

Basic earnings per common share	$0.49	$0.36

Diluted earnings per common share:
Income available to common shareholders after allocation	$15,575	$11,127

Diluted weighted average common shares outstanding:
Basic common shares	31,699,023	31,224,474
Restricted stock - dilutive	956,414	801,798
Stock options - dilutive	119,410	160,762
Diluted common shares	32,774,847	32,187,034

Diluted earnings per common share	$0.48	$0.35

	Three Months Ended March 31,
Anti-dilutive shares:	2022	2021
Restricted stock	48,147	71,810
Series C convertible preferred stock, as-if converted	5,047,272	4,727,272
Warrants, as-if exercised	922,438	922,438
Total anti-dilutive shares	6,017,857	5,721,520

The Series C Preferred Stock and warrants are anti-dilutive under the treasury stock method compared to the basic EPS calculation under the two-class method.

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

FAIR VALUES OF DERIVATIVE INSTRUMENTS ON THE STATEMENTS OF FINANCIAL CONDITION

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the unaudited condensed consolidated statements of financial condition as of March 31, 2022 and December 31, 2021:

	Asset Derivatives		Liability Derivatives
	as of March 31, 2022		as of March 31, 2022
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$5,617	Other liabilities	$362

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	97,531	Other liabilities	97,439

Total	Other assets	$103,148	Other liabilities	$97,801

	Asset Derivatives		Liability Derivatives
	as of December 31, 2021		as of December 31, 2021
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate products	Other assets	$1,217	Other liabilities	$2,838

Derivatives not designated as hedging instruments:
Interest rate products	Other assets	88,956	Other liabilities	88,919

Total	Other assets	$90,173	Other liabilities	$91,757

The following tables show the impact legally enforceable master netting agreements had on the Company’s derivative financial instruments as of March 31, 2022 and December 31, 2021:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Received
March 31, 2022	$103,148	$—	$103,148	$(14,815)	$—	$88,333

December 31, 2021	$90,173	$—	$90,173	$(13,929)	$—	$76,244

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount

(Dollars in thousands)				Financial Instruments	Cash Collateral Posted
March 31, 2022	$97,801	$—	$97,801	$(14,815)	$(3,327)	$79,659

December 31, 2021	$91,757	$—	$91,757	$(13,929)	$(59,898)	$17,930

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company’s cash flow hedge derivatives did not have any hedge ineffectiveness recognized in earnings during the three months ended March 31, 2022.

Characteristics of the Company’s interest rate derivative transactions designated as cash flow hedges of interest rate risk as of March 31, 2022, were as follows:

(Dollars in thousands)	Notional Amount	Effective Rate (1)	Estimated Increase/ (Decrease) to Interest Expense in the Next Twelve Months	Maturity Date	Remaining Term (in Months)
Interest rate products:
Issued 5/30/2019	$50,000	2.05%	$130	6/1/2022	2
Issued 5/30/2019	50,000	2.03%	89	6/1/2023	14
Issued 5/30/2019	50,000	2.04%	95	6/1/2024	26
Issued 3/2/2020	50,000	0.98%	(438)	3/2/2025	35
Issued 3/20/2020	50,000	0.60%	(657)	3/20/2025	36
Total	$250,000		$(781)
(1)The effective rate is adjusted for the difference between the three-month FHLB advance rate and three-month LIBOR.

The tables below present the effective portion of the Company’s cash flow hedge instruments in the unaudited condensed consolidated statements of income and accumulated other comprehensive income (loss):

		Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)		2022	2021	2022	2021
Derivatives designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Realized Gain (Loss) Recognized in Income on Derivatives		Unrealized Gain (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives
Interest rate products	Interest expense	$(778)	$(846)	$6,026	$2,216

NON-DESIGNATED HEDGES

The Company does not use derivatives for trading or speculative purposes. Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with its commercial and private banking customers to facilitate their respective risk management strategies. Those derivatives are simultaneously and economically hedged by offsetting derivatives that the Company executes with a third party, such that the Company generally eliminates its interest rate exposure resulting from such transactions. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2022, the Company had interest rate derivative transactions with an aggregate notional amount of $4.99 billion related to this program.

The table below presents the effect of the Company’s non-designated hedge instruments in the unaudited condensed consolidated statements of income:

		Three Months Ended March 31,
(Dollars in thousands)		2022	2021
Derivatives not designated as hedging instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate products	Non-interest income	$12	$31

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

As of March 31, 2022, the termination value of derivatives for which the Company had master netting arrangements with the counterparty and in a net liability position was $3.3 million, including accrued interest. As of March 31, 2022, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.9 million which is considered restricted cash. If the Company had breached any of these provisions as of March 31, 2022, it could have been required to settle its obligations under the agreements at their termination value.

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

RECURRING FAIR VALUE MEASUREMENTS

The following tables represent assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
U.S. treasury notes	$96,659	$—	$—	$96,659
Corporate bonds	$—	$151,051	$—	$151,051
Trust preferred securities	—	13,603	—	13,603
Non-agency residential mortgage-backed securities	—	288,848	—	288,848
Agency collateralized mortgage obligations	—	15,541	—	15,541
Agency mortgage-backed securities	—	137,034	—	137,034
Agency debentures	—	6,837	—	6,837
Municipal bonds	—	4,589	—	4,589
Equity securities	4,867	—	—	4,867
Interest rate swaps	—	103,148	—	103,148
Total financial assets	101,526	720,651	—	822,177

Financial liabilities:
Interest rate swaps	—	97,801	—	97,801
Total financial liabilities	$—	$97,801	$—	$97,801

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets / Liabilities at Fair Value
Financial assets:
Debt securities available-for-sale:
Corporate bonds	$—	$146,192	$—	$146,192
Trust preferred securities	—	13,627	—	13,627
Non-agency mortgage-backed securities	—	277,118	—	277,118
Agency collateralized mortgage obligations	—	16,498	—	16,498
Agency mortgage-backed securities	—	120,477	—	120,477
Agency debentures	—	7,228	—	7,228
Municipal bonds	—	5,185	—	5,185
Equity securities	4,975	—	—	4,975
Interest rate swaps	—	90,173	—	90,173
Total financial assets	4,975	676,498	—	681,473

Financial liabilities:
Interest rate swaps	—	91,757	—	91,757
Total financial liabilities	$—	$91,757	$—	$91,757

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

The following tables represent the balances of assets measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,111	$12,111
Other real estate owned	—	—	2,005	2,005
Total assets	$—	$—	$14,116	$14,116

	December 31, 2021
(Dollars in thousands)	Level 1	Level 2	Level 3	Total Assets at Fair Value
Loans measured for impairment, net	$—	$—	$12,129	$12,129
Other real estate owned	—	—	2,005	2,005
Total assets	$—	$—	$14,134	$14,134

As of March 31, 2022 and December 31, 2021, the Company recorded $406,000 and $4.7 million, respectively, of specific reserves to allowance for credit losses on loans and leases as a result of adjusting the fair value of individually evaluated loans.

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

LEVEL 3 VALUATION

The following tables present additional quantitative information about assets measured at fair value on a recurring and non-recurring basis and for which we have utilized Level 3 inputs to determine fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(Dollars in thousands)	Fair Value	Valuation Techniques (1)(2)	Significant Unobservable Inputs	Weighted Average Discount Rate
Loans measured for impairment, net	$12,111	Other	Discount due to restructured nature of operations	3%

Other real estate owned	$2,005	Collateral	Appraisal value and discount due to salability conditions	12%
(1)Fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow of ongoing operations if the loan is not collateral dependent.
(2)The collateral which is used in the valuation of these loans is commercial real estate.

	December 31, 2021
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
(2)The collateral which is used in the valuation of these loans is commercial real estate.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying amounts and estimated fair values of financial instruments:

		March 31, 2022		December 31, 2021
(Dollars in thousands)	Fair Value Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	1	$481,874	$481,874	$452,016	$452,016
Debt securities available-for-sale	1	96,659	96,659	—	—
Debt securities available-for-sale	2	617,503	617,503	586,325	586,325
Debt securities held-to-maturity	1	39,120	35,964	39,098	38,666
Debt securities held-to-maturity	2	768,486	714,653	763,478	753,296
Equity securities	1	4,867	4,867	4,975	4,975
Federal Home Loan Bank stock	2	11,802	11,802	11,802	11,802
Loans and leases held-for-investment, net	3	11,221,895	11,195,503	10,734,761	10,717,430
Accrued interest receivable	2	25,891	25,891	25,060	25,060
Investment management fees receivable, net	2	8,390	8,390	8,641	8,641
Bank owned life insurance	2	99,535	99,535	98,928	98,928
Other real estate owned	3	2,005	2,005	2,005	2,005
Interest rate swaps	2	103,148	103,148	90,173	90,173

Financial liabilities:
Deposits	2	$12,165,476	$12,147,795	$11,504,389	$11,504,856
Borrowings, net	2	470,262	469,075	470,163	474,949
Interest rate swaps	2	97,801	97,801	91,757	91,757

During the three months ended March 31, 2022 and 2021, there were no transfers between fair value Levels 1, 2 or 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments as of March 31, 2022 and December 31, 2021:

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

[12] CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in accumulated other comprehensive income (loss) net of tax, for the periods presented:

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Debt Securities	Derivatives	Total	Debt Securities	Derivatives	Total
Balance, beginning of period	$(2,385)	$(1,039)	$(3,424)	$3,834	$(6,531)	$(2,697)
Change in unrealized holding gains (losses)	(22,822)	4,573	(18,249)	(954)	1,683	729
Losses (gains) reclassified from other comprehensive income	—	591	591	(1)	642	641
Net other comprehensive income (loss)	(22,822)	5,164	(17,658)	(955)	2,325	1,370
Balance, end of period	$(25,207)	$4,125	$(21,082)	$2,879	$(4,206)	$(1,327)

[13] CONTINGENT LIABILITIES

Following the public announcement of the Agreement and Plan of Merger (the “Merger Agreement”) dated as of October 20, 2021, among the Company, Raymond James Financial, Inc. (“Raymond James”), Macaroon One LLC (“Merger Sub 1”) and Macaroon Two LLC (“Merger Sub 2”), six lawsuits were filed by purported stockholders of the Company against the Company and the members of the Company’s board of directors. Each complaint contains allegations contending, among other things, that the proxy statement/ prospectus contained within the Registration Statement on Form S-4 filed in connection with the proposed acquisition of the Company by Raymond James failed to disclose certain allegedly material information in violation of federal securities laws. The complaints seek injunctive relief enjoining the acquisition, attorneys’ and experts’ fees, and other remedies. The outcome of the pending and any additional future litigation is uncertain. If any case is not resolved, the lawsuit(s) could prevent or delay completion of the acquisition and result in substantial costs to Raymond James and the Company, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the acquisition is the absence of any order, injunction, law, regulation or other legal restraints preventing, prohibiting or making illegal the completion of the acquisition or any other transactions contemplated by the Merger Agreement. As such, if the plaintiffs are successful in obtaining an order or injunction prohibiting the completion of the acquisition on the agreed-upon terms, then the acquisition may not be completed within the expected timeframe or at all. The defense or settlement of any lawsuit or claim that remains unresolved at the time the acquisition is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

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

(Dollars in thousands)	March 31, 2022	December 31, 2021
Assets:
Bank	$13,602,380	$12,926,161
Investment management	82,435	86,563
Parent and other	(7,148)	(7,872)
Total assets	$13,677,667	$13,004,852

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
(Dollars in thousands)	Bank	Investment Management	Parent and Other	Consolidated	Bank	Investment Management	Parent and Other	Consolidated
Income statement data:
Interest income	$67,561	$—	$16	$67,577	$51,992	$—	$—	$51,992
Interest expense	11,776	—	2,200	13,976	11,839	—	1,497	13,336
Net interest income (loss)	55,785	—	(2,184)	53,601	40,153	—	(1,497)	38,656
Provision for credit losses	563	—	—	563	224	—	—	224
Net interest income (loss) after provision for credit losses	55,222	—	(2,184)	53,038	39,929	—	(1,497)	38,432
Non-interest income:
Investment management fees	—	9,444	(359)	9,085	—	9,234	(234)	9,000
Net gain on the sale and call of debt securities	—	—	—	—	(1)	—	—	(1)
Other non-interest income (loss)	6,167	(31)	(124)	6,012	4,631	21	—	4,652
Total non-interest income (loss)	6,167	9,413	(483)	15,097	4,630	9,255	(234)	13,651
Non-interest expense:
Intangible amortization expense	—	478	—	478	—	478	—	478
Other non-interest expense	31,238	8,208	1,261	40,707	22,655	7,442	703	30,800
Total non-interest expense	31,238	8,686	1,261	41,185	22,655	7,920	703	31,278
Income (loss) before tax	30,151	727	(3,928)	26,950	21,904	1,335	(2,434)	20,805
Income tax expense (benefit)	5,833	199	(723)	5,309	4,729	310	(434)	4,605
Net income (loss)	$24,318	$528	$(3,205)	$21,641	$17,175	$1,025	$(2,000)	$16,200

[15] SUBSEQUENT EVENTS

On April 11, 2022, the Board declared a dividend payable of approximately $679,000, or $0.42 per depositary share, on the Company’s Series A Preferred Stock and a dividend payable of approximately $1.3 million, or $0.40 per depositary share, on the Company’s Series B Preferred Stock, each of which is payable on July 1, 2022, to preferred shareholders of record as of the close of business on June 15, 2022. The Board also declared an in-kind dividend of 11 shares of the Company’s Series C Preferred Stock, plus cash in lieu of a fractional share, which is payable on July 1, 2022, to preferred shareholders of record of the Series C Preferred Stock as of the close of business on June 15, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management’s perspective on our financial condition and results of operations and highlights material changes to our financial condition and results of operations as of and for the three months ended March 31, 2022. The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes contained in Item 1 of this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022.

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

Executive Overview

We are a bank holding company headquartered in Pittsburgh, Pennsylvania. The Company has three wholly owned subsidiaries: the Bank, Chartwell and CTSC Securities. Through the Bank, we serve middle-market and financial services businesses in our primary markets throughout the states of Pennsylvania, Ohio, New Jersey and New York. We also serve high-net-worth individuals and trusts on a national basis through our private banking channel. We market and distribute our products and services through a scalable, branchless banking model, which creates significant operating leverage throughout our business as we continue to grow. The Bank’s total assets were $13.60 billion as of March 31, 2022. Through Chartwell, our investment management subsidiary, we provide investment management services primarily to institutional investors, mutual funds and individual investors on a national basis. Chartwell’s assets under management were $11.23 billion as of March 31, 2022. CTSC Securities, our broker-dealer subsidiary, supports marketing efforts for Chartwell’s proprietary investment products and is regulated by the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”).

On October 20, 2021, the Company announced that it entered into a definitive agreement under which Raymond James will acquire the outstanding shares of stock of the Company for consideration that is a combination of cash and Raymond James stock at a fixed exchange rate, valued in aggregate at approximately $1.1 billion based on the trading value of Raymond James’ stock on the announcement date. Raymond James is a leading diversified financial services company providing private client group, capital markets, asset management, banking and other services to individuals, corporations and municipalities. Subsequent to closing,

TriState Capital Bank will continue operating as a separately branded stand-alone, independently chartered bank subsidiary of Raymond James, and Chartwell will continue to operate as a separately branded stand-alone investment adviser. The Company’s shareholders approved the transaction on February 28, 2022. The acquisition is subject to customary closing conditions, including receipt of regulatory approvals, and is currently expected to close by the end of the second quarter of 2022.

Performance

For the three months ended March 31, 2022, our net income available to common shareholders was $18.5 million compared to $13.1 million for the same period in 2021, an increase of $5.4 million, or 40.8%. This increase in net income available to common shareholders from the same period in 2021 was primarily due to an increase in net interest income of $14.9 million, or 38.7%, driven primarily by loan growth and reduced deposit cost and an increase in non-interest income of $1.4 million, or 10.6%, which was partially offset by an increase of $9.9 million, or 31.7%, in non-interest expense as the Company continues to invest in people, processes and technology and an increase of $704,000 in income tax expense.

Our diluted EPS was $0.48 for the three months ended March 31, 2022, compared to $0.35 for the same period in 2021, an increase of $0.13 per share, or 37.1%. Results for the three months ended March 31, 2022, as compared to the same period in 2021, included higher net income available to common shareholders, as well as a higher number of diluted shares outstanding. EPS is computed using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends accumulated or declared and participation rights in undistributed earnings. For more information on the Company’s calculation of EPS, refer to Note 1, Summary of Significant Accounting Policies and Note 9, Earnings per Common Share, to our unaudited condensed consolidated financial statements.
For the three months ended March 31, 2022, total revenue increased $16.4 million, or 31.3%, to $68.7 million from $52.3 million for the same period in 2021. This increase in total revenue was driven largely by higher net interest income due to decreased funding costs and loan growth, and increased non-interest income, resulting primarily from higher levels of swap fees.

Our annualized net interest margin was 1.70% and 1.59% for the three months ended March 31, 2022 and 2021, respectively. This increase in net interest margin was driven primarily by higher average interest-earning assets and a decrease of 13 basis points in the cost of interest-bearing liabilities, partially offset by a decrease of 12 basis points in the yield on loans and higher average interest-bearing liabilities.

The significant reduction in interest rates by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) in response to the COVID-19 pandemic impacted our interest-earning assets and interest-bearing liabilities. Our loans are predominantly variable rate loans, of which many are indexed to one-month LIBOR, the Prime Rate, or another benchmark rate such as one-month term Secured Overnight Financing Rate (“SOFR”). At the end of the first quarter 2020, we placed interest rate floors on the majority of our floating rate loans, particularly our private banking loans, and we have continued to implement floors on newly originated loans. As a result, approximately 40% of our total loans have floors that are currently benefiting the Bank compared to their contractual index. While we continue our strategy to implement floors on recently originated loans, we have modified our pricing strategy to balance wider spreads with lower floor rates to manage our interest rate sensitivity while managing overall yield. In the current rising rate environment, the impact of these floors is less consequential. Our deposits include fixed-rate time deposits but are primarily comprised of variable rate deposits, many of which are linked to an index such as the effective federal funds rate and others that are priced at the Bank’s discretion.

Our non-interest income is largely comprised of investment management fees for Chartwell, which totaled $9.1 million for the three months ended March 31, 2022, as compared to $9.0 million for the same period in 2021. Assets under management were $11.23 billion as of March 31, 2022, an increase of $27.0 million from March 31, 2021, driven by market appreciation of $221.0 million, partially offset by net outflows of $194.0 million. Chartwell’s annual run-rate revenue decreased to $36.8 million as of March 31, 2022, compared to $38.8 million as of March 31, 2021. For the three months ended March 31, 2022, investment fees grew $0.2 million, or 2.3%, while expenses grew $0.8 million, or 9.7%. As a result, EBITDA declined 31% for the three months ended March 31, 2022 from $1.9 million to $1.3 million.

Another large component of our non-interest income is swap fees for the Bank, which totaled $4.7 million for the three months ended March 31, 2022, and $2.7 million for the same period in 2021. We have continued to enhance our distribution and product strategies to drive consistent opportunities for interest rate protection through swaps in both our commercial banking and private banking clients. The number of swaps executed as well as the notional amount and term of each swap transaction impact our fee income from period to period.

Our annualized ratio of non-interest expense to average assets was 1.27% and 1.24% for the three months ended March 31, 2022 and 2021, respectively. The Bank’s efficiency ratio was 50.42% and 50.59% for the three months ended March 31, 2022 and 2021, respectively. The Bank’s efficiency ratio reflects growth in the Bank’s total revenue of 38.3%, partially offset by growth in the Bank’s non-interest expense of 37.9% for the three months ended March 31, 2022 as compared to the same period in 2021.

Our annualized return on average assets (net income to average total assets) was 0.67% and 0.64% for the three months ended March 31, 2022 and 2021, respectively. Our annualized return on average common equity (net income available to common shareholders to average common equity) was 11.40% and 9.06% for the three months ended March 31, 2022 and 2021, respectively.

Our total assets were $13.68 billion as of March 31, 2022, an increase of $0.67 billion, or 21.0% on an annualized basis, from December 31, 2021, primarily due to growth in our loan and lease portfolio and growth in our investment portfolio. Loans and leases held-for-investment grew by $483.6 million to $11.25 billion as of March 31, 2022, an annualized increase of 18.2% from December 31, 2021, as a result of growth in our commercial and private banking loan portfolios. Total investment securities increased $132.8 million, or 38.3% on an annualized basis, to $1.54 billion as of March 31, 2022, from December 31, 2021. Total deposits increased $0.66 billion, or 23.3% on an annualized basis, to $12.17 billion as of March 31, 2022, from December 31, 2021. We focus on high quality loan growth and correspondingly grow our investment portfolio at a similar pace as part of our strategy to continue building greater on-balance sheet liquidity, funded by our deposits.

Our ratio of adverse rated credits to total loans declined to 0.29% at March 31, 2022, from 0.34% at December 31, 2021, primarily due to a reduction in criticized assets of $4.7 million. Our ratio of allowance for credit losses on loans and leases to loans and leases was 0.22% and 0.27% as of March 31, 2022 and December 31, 2021, respectively. We recorded provision for credit losses of $563,000 for the three months ended March 31, 2022, compared to $224,000 for the three months ended March 31, 2021.

Our book value per common share decreased $0.21 to $19.49 as of March 31, 2022, from $19.70 as of December 31, 2021. This decrease was largely as a result of higher levels of retained earnings as of March 31, 2022 being more than offset by the effect increased shares outstanding and an increase in accumulated other comprehensive loss as of March 31, 2022.

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

TRISTATE CAPITAL HOLDINGS, INC.

(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021
Tangible common equity and tangible book value per common share:
Common shareholders’ equity	$655,494	$655,178
Less: goodwill and intangible assets	61,523	62,000
Tangible common equity (numerator)	$593,971	$593,178
Common shares outstanding (denominator)	33,636,462	33,263,498
Tangible book value per common share	$17.66	$17.83

TRISTATE CAPITAL HOLDINGS, INC.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Total revenue and pre-tax, pre-provision net revenue:
Net interest income	$53,601	$38,656
Total non-interest income	15,097	13,651
Less: net gain on the sale and call of debt securities	—	(1)
Total revenue	$68,698	$52,308
Less: total non-interest expense	41,185	31,278
Pre-tax, pre-provision net revenue	$27,513	$21,030

BANK SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Bank total revenue:
Net interest income	$55,785	$40,153
Total non-interest income	6,167	4,630
Less: net gain on the sale and call of debt securities	—	(1)
Bank total revenue	$61,952	$44,784

Bank efficiency ratio:
Total non-interest expense (numerator)	$31,238	$22,655
Total revenue (denominator)	$61,952	$44,784
Bank efficiency ratio	50.42%	50.59%

INVESTMENT MANAGEMENT SEGMENT

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Investment Management EBITDA:
Net income	$528	$1,025
Interest expense	—	—
Income tax expense	199	310
Depreciation expense	111	103
Intangible amortization expense	478	478
EBITDA	$1,316	$1,916

Results of Operations

Net Interest Income

Net interest income represents the difference between the interest received on interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest yields earned and interest rates paid. Net interest income comprised 78.0% and 73.9% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

The table below reflects an analysis of net interest income, on a fully taxable equivalent basis, for the periods indicated. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the statutory federal income tax rate of 21% for 2022 and 2021.

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Interest income	$67,577	$51,992
Fully taxable equivalent adjustment	6	7
Interest income adjusted	67,583	51,999
Less: interest expense	13,976	13,336
Net interest income adjusted	$53,607	$38,663

Yield on earning assets (1) (2)	2.15%	2.14%
Cost of interest-bearing liabilities (1)	0.49%	0.62%
Net interest spread (1) (2)	1.66%	1.52%
Net interest margin (1) (2)	1.70%	1.59%
(1)Annualized.
(2)Calculated on a fully taxable equivalent basis.

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities for the three months ended March 31, 2022 and 2021. Non-accrual loans are included in the calculation of average loan balances, while interest collected on non-accrual loans is recorded as a reduction to principal. Where applicable, interest income and yield are reflected on a fully taxable equivalent basis and have been adjusted based on the statutory federal income tax rate of 21% for 2022 and 2021.

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)	Average Balance	Interest Income (1)/ Expense	Average Yield/ Rate (2)
Assets
Interest-earning deposits	$410,702	$189	0.19%	$555,427	$158	0.12%
Federal funds sold	11,677	3	0.10%	10,557	2	0.08%
Debt securities available-for-sale	704,444	3,144	1.81%	348,835	570	0.66%
Debt securities held-to-maturity	798,893	2,865	1.45%	637,719	1,900	1.21%
Debt securities trading	—	—	—%	315	1	1.29%
Equity securities	4,939	16	1.31%	—	—	—%
FHLB stock	11,811	138	4.74%	11,551	182	6.39%
Total loans and leases	10,830,464	61,228	2.29%	8,276,059	49,186	2.41%
Total interest-earning assets	12,772,930	67,583	2.15%	9,840,463	51,999	2.14%
Other assets	378,246			375,418
Total assets	$13,151,176			$10,215,881

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-bearing checking accounts	$4,269,019	$3,707	0.35%	$3,065,983	$2,793	0.37%
Money market deposit accounts	6,032,665	6,352	0.43%	4,345,454	5,964	0.56%
Certificates of deposit	698,367	687	0.40%	1,012,861	1,997	0.80%
Borrowings:
FHLB borrowings	250,111	1,026	1.66%	253,889	1,072	1.71%
Line of credit borrowings	—	—	—%	4,589	55	4.86%
Senior & subordinated notes payable, net	220,220	2,204	4.06%	95,511	1,455	6.18%
Total interest-bearing liabilities	11,470,382	13,976	0.49%	8,778,287	13,336	0.62%
Noninterest-bearing deposits	652,805			424,535
Other liabilities	187,171			247,659
Shareholders’ equity	840,818			765,400
Total liabilities and shareholders’ equity	$13,151,176			$10,215,881

Net interest income (1)		$53,607			$38,663
Net interest spread (1)			1.66%			1.52%
Net interest margin (1)			1.70%			1.59%
(1)Calculated on a fully taxable equivalent basis.
(2)Annualized.

Net Interest Income for the Three Months Ended March 31, 2022 and 2021. Net interest income, calculated on a fully taxable equivalent basis, increased $14.9 million, or 38.7%, to $53.6 million for the three months ended March 31, 2022, from $38.7 million for the same period in 2021. The increase in net interest income for the three months ended March 31, 2022, was comprised of an increase of $15.6 million, or 30.0%, in interest income and an increase of $640,000, or 4.8%, in interest expense. Net interest margin increased to 1.70% for the three months ended March 31, 2022, as compared to 1.59% for the same period in 2021.

The increase in interest income on interest-earning assets was primarily the result of an increase in average total loans, an increase in average debt securities available-for-sale and held-to-maturity, and increases in the yields on debt securities available-for-sale and held-to-maturity partially offset by a decrease in the yield on total loans. The change in yield on loans is partially attributable to an increased portion of our portfolio being comprised of our lower-risk, lower-yielding marketable-securities-backed private banking loans. The overall yield on interest-earning assets increased 1 basis points to 2.15% for the three months ended March 31, 2022, as compared to 2.14% for the same period in 2021.

The increase in interest expense on interest-bearing liabilities was primarily the result higher average interest-bearing checking accounts, money market deposit accounts and senior and subordinated notes payable partially offset by lower yields paid on all deposit categories and senior and subordinated notes payable. The decrease in the average rate paid for deposits was largely driven by the repricing of our deposits as a result of the current interest rate environment. The increase in average interest-bearing liabilities was driven primarily by an increase of $1.20 billion in average interest-bearing checking accounts and an increase of $1.69 billion in average money market deposit accounts, partially offset by a decrease of $314.5 million in average certificates of deposit. The ongoing success of our treasury management business contributed to the growth in our checking account deposit categories.

The following table analyzes the dollar amount of the changes in interest income and interest expense with respect to the primary components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or interest expense caused by either changes in outstanding balances or changes in interest rates for the three months ended March 31, 2022, compared to the same period in 2021. The effect of a change in balances is measured by applying the average rate during the first period to the balance (“volume”) change between the two periods. The effect of changes in interest rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended March 31,
	2022 over 2021
(Dollars in thousands)	Yield/Rate	Volume	Change(1)
Increase (decrease) in:
Interest income:
Interest-earning deposits	$80	$(49)	$31
Federal funds sold	1	—	1
Debt securities available-for-sale	1,620	954	2,574
Debt securities held-to-maturity	431	534	965
Debt securities trading	—	(1)	(1)
Equity securities	—	16	16
FHLB stock	(48)	4	(44)
Total loans	(2,500)	14,542	12,042
Total increase (decrease) in interest income	(416)	16,000	15,584

Interest expense:
Interest-bearing deposits:
Interest-bearing checking accounts	(136)	1,050	914
Money market deposit accounts	(1,591)	1,979	388
Certificates of deposit	(809)	(501)	(1,310)
Borrowings:
FHLB borrowings	(30)	(16)	(46)
Line of credit borrowings	—	(55)	(55)
Senior and subordinated notes payable, net	(635)	1,384	749
Total increase (decrease) in interest expense	(3,201)	3,841	640
Total increase in net interest income	$2,785	$12,159	$14,944
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

Provision for Loan and Lease Losses for the Three Months Ended March 31, 2022 and 2021. We recorded provision expense for loan and lease losses of $654,000 for the three months ended March 31, 2022, compared to provision expense of $213,000 for the three months ended March 31, 2021. The provision expense for loan and lease losses for the three months ended March 31, 2022, was comprised of an increase in general reserves, net of recoveries, of approximately $619,000 and an increase of specific reserves, net of charge-offs, of approximately $35,000. The increase in general reserves was largely due to changes in the economic forecasts utilized in the qualitative management overlay. The provision expense for credit losses on loans and leases for the three months ended March 31, 2021, was comprised of a decrease in general reserves of $4.9 million largely due to adjustments to the qualitative risk factors related to consensus forecasts of an economic recovery and reductions in modeled losses, and a net increase of $4.9 million in specific reserves on non-performing loans, largely driven by two new non-accrual loans and a charge-off of $199,000, all in our commercial loan portfolio.

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

The following table presents the components of our non-interest income by operating segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Investment management fees	$—	$9,444	$(359)	$9,085	$—	$9,234	$(234)	$9,000
Service charges on deposits	415	—	—	415	316	—	—	316
Net gain on the sale and call of debt securities	—	—	—	—	(1)	—	—	(1)
Swap fees	4,660	—	—	4,660	2,711	—	—	2,711
Commitment and other loan fees	601	—	—	601	326	—	—	326
Bank owned life insurance income	606	—	—	606	429	—	—	429
Other income (loss) (1)	(115)	(31)	(124)	(270)	849	21	—	870
Total non-interest income	$6,167	$9,413	$(483)	$15,097	$4,630	$9,255	$(234)	$13,651
(1)Other income is largely comprised of items such as change in fair value on swaps, losses on the sale of loans or OREO, and other general operating income.

Non-Interest Income for the Three Months Ended March 31, 2022 and 2021. Our non-interest income was $15.1 million for the three months ended March 31, 2022, an increase of $1.4 million, or 10.6%, from $13.7 million for the same period in 2021. This increase was primarily related to increases in swap fees, commitment and other loan fees, and bank owned lifer insurance income partially offset by a decrease in other income:

Bank Segment:

•Swap fees increased $1.9 million for the three months ended March 31, 2022, compared to the same period in 2021, due to changing demand from customers for interest rate protection through swaps given recent movement in the yield curve. The number of swaps executed as well as the notional amount and term of each swap transaction impact the fee income from period to period.

•Commitment and other loan fees increased $275,000 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in letter of credit fee income.

•Bank owned life insurance income increased $177,000 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to additional investments made in bank owned life insurance during the second quarter of 2021.

•Other non-interest income decreased $964,000 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a $852,000 reduction in the gain on sale of loans and leases.

Investment Management Segment:

•Investment management fees increased $210,000, or 2.3%, for the three months ended March 31, 2022, compared to the same period in 2021, due primarily to slightly higher assets under management of $11.23 billion as of March 31, 2022, an increase of $27.0 million from March 31, 2021. The weighted average fee rate was 0.33% and 0.35% as of March 31, 2022 and 2021, respectively.

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

The following table presents the components of our non-interest expense by operating segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
		Investment	Parent			Investment	Parent
(Dollars in thousands)	Bank	Management	and Other	Consolidated	Bank	Management	and Other	Consolidated
Compensation and employee benefits	$18,836	$5,638	$520	$24,994	$14,194	$5,448	$279	$19,921
Premises and equipment expense	1,603	386	—	1,989	1,035	371	—	1,406
Professional fees	1,286	525	469	2,280	1,098	171	55	1,324
FDIC insurance expense	1,584	—	—	1,584	1,125	—	—	1,125
General insurance expense	295	76	—	371	228	70	—	298
State capital shares tax	798	—	—	798	650	—	—	650
Travel and entertainment expense	616	80	—	696	417	24	—	441
Technology and data services	3,306	817	—	4,123	2,300	800	—	3,100
Intangible amortization expense	—	478	—	478	—	478	—	478
Marketing and advertising	512	384	—	896	394	290	—	684
Other operating expenses (1)	2,402	302	272	2,976	1,214	268	369	1,851
Total non-interest expense	$31,238	$8,686	$1,261	$41,185	$22,655	$7,920	$703	$31,278

Employee headcount (2)	324	52	—	376	270	52	—	322

(1)Other operating expenses include items such as impairment on historic tax credit investments, charitable contributions, investor relations fees, platform distribution expenses, provision for credit losses on unfunded commitments and other general operating expenses.
(2)Employee headcount as of the end of the periods presented.

Non-Interest Expense for the Three Months Ended March 31, 2022 and 2021. Our non-interest expense for the three months ended March 31, 2022, increased $9.9 million, or 31.7%, as compared to the same period in 2021, which included a $8.6 million increase in expenses of the Bank segment and a $766,000 increase in expenses of the Investment Management segment. Notable changes in each segment’s expenses are as follows:

Bank Segment:

•The Bank’s compensation and employee benefits costs increased by $4.6 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in the number of employees, increases in the overall annual wage and benefits costs of our existing employees, and increases in incentive and stock-based compensation expenses. The increases in the number of employees and related expenses in 2022 are a result of our investment in talent to support our risk management, scalable growth and client experience.

•Premises and equipment expense increased $568,000 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in rent expense of $513,000.

•FDIC insurance expense increased $459,000 for the three months ended March 31, 2022 compared to the same period in 2021. The FDIC insurance assessment has increased in line with the Bank’s growth over the last year.

•Technology and data services increased by $1.0 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased software depreciation expense, maintenance costs and software licensing fees all as a result of our continued enhancements in technology and product innovation to support our risk management, scalable growth and client experience.

•Other operating expenses increased by $1.2 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to a $933,000 increase in the provision for credit losses associated with unfunded commitments. In the current year quarter, the Bank recognized a provision for credit losses on unfunded commitments of $500,000 and in the prior year quarter the Bank recognized a credit of $433,000.

Investment Management Segment:

•Chartwell’s compensation and employee benefits costs increased by $190,000 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher revenue-based compensation expenses in the current quarter.

•Professional fees increased by $354,000 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased audit expense and executive search fees.

•Marketing and advertising expense increased by $94,000 for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased marketing activity and third-party distribution expenses.

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

Income Taxes for the Three Months Ended March 31, 2022 and 2021. For the three months ended March 31, 2022, we recognized income tax expense of $5.3 million, or 19.7% of income before tax, as compared to income tax expense of $4.6 million, or 22.1% of income before tax, for the same period in 2021. Our effective tax rate of 19.7% for the three months ended March 31, 2022, decreased compared to the same period in the prior year primarily due to the amount and timing of tax credits recognized in 2021 compared to 2020.

Financial Condition

Our total assets as of March 31, 2022, were $13.68 billion, an increase of $0.67 billion, or 21.0% on an annualized basis, from December 31, 2021, driven primarily by growth in our loan and investment portfolios. As of March 31, 2022, our loan portfolio totaled $11.25 billion, an increase of $483.6 million, or 18.2% on an annualized basis, from December 31, 2021. Total investment securities increased $132.8 million, or 38.3% on an annualized basis, to $1.54 billion as of March 31, 2022, from December 31, 2021. We focus on high quality loan growth and correspondingly grow our investment portfolio at a similar pace as part of our strategy to continue building greater on-balance sheet liquidity, funded by our deposits.

As of March 31, 2022, our total deposits were $12.17 billion, an increase of $661.1 million, or 23.3% annualized, from December 31, 2021. Net borrowings increased $99,000 to $470.3 million as of March 31, 2022, from December 31, 2021. Our shareholders’ equity increased $1.4 million to $838.1 million as of March 31, 2022, from December 31, 2021, primarily due to net income of $21.6 million and the $3.1 million impact of stock-based compensation mostly offset by other comprehensive loss of $17.7 million, $2.0 million of preferred stock dividends paid, and an increase of $4.0 million in treasury stock related to the net settlement of equity awards exercised or vested.

Loans and Leases

Our loan and lease portfolio, which represents our largest earning asset, primarily consists of loans to our private banking clients, commercial and industrial loans and leases, and real estate loans secured by commercial properties. As of March 31, 2022, 94.8% of our loans had a floating interest rate.

The following table presents the composition of our loan portfolio as of the dates indicated:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Outstanding	Percent of Loans	Outstanding	Percent of Loans
Private banking loans	$7,268,162	64.6%	$6,886,498	64.0%
Middle-market banking loans:
Commercial and industrial	1,564,309	13.9%	1,513,423	14.1%
Commercial real estate	2,414,448	21.5%	2,363,403	21.9%
Total middle-market banking loans	3,978,757	35.4%	3,876,826	36.0%
Loans and leases held-for-investment	$11,246,919	100.0%	$10,763,324	100.0%

Loans and Leases Held-for-Investment. Loans and leases held-for-investment increased by $483.6 million, or 18.2% on an annualized basis, to $11.25 billion as of March 31, 2022, from December 31, 2021. Our growth for the three months ended March 31, 2022, was comprised of an increase in private banking loans of $381.7 million, an increase in commercial real estate loans of $51.0 million, and an increase in commercial and industrial loans and leases of $50.9 million.

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

As of March 31, 2022, $7.21 billion, or 99.2%, of our private banking loans were secured by cash, marketable securities and/or cash value life insurance as compared to $6.82 billion, or 99.0%, as of December 31, 2021. Our private banking lines of credit are typically due on demand. We expect the growth in these loans to continue as a result of our focus on this portion of our banking business. We believe we have strong competitive advantages in this line of business given our robust distribution channel relationships and proprietary technology. These loans usually have a lower risk profile and are an efficient use of capital because they typically are zero percent risk-weighted for regulatory capital purposes. On a daily basis, we monitor the collateral of the loans secured by cash, marketable securities and/or cash value life insurance, which further reduces the risk profile of the private banking portfolio. Since inception, we have had no charge-offs related to our loans secured by cash, marketable securities and/or cash value life insurance.

Loans sourced through our private banking channel also include loans that are classified for regulatory purposes as commercial, most of which are also secured by cash, marketable securities and/or cash value life insurance. The table below includes all loans made through our private banking channel, by collateral type, as of the dates indicated.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Private banking loans:
Secured by cash, marketable securities and/or cash value life insurance	$7,208,454	$6,816,517
Secured by real estate	39,683	37,285
Other	20,025	32,696
Total private banking loans	$7,268,162	$6,886,498

As of March 31, 2022, there were $7.15 billion of total private banking loans with a floating interest rate and $115.7 million with a fixed interest rate, compared to $6.80 billion and $84.4 million, respectively, as of December 31, 2021.

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

As of March 31, 2022, there were $1.20 billion of total commercial and industrial loans with a floating interest rate and $363.5 million with a fixed interest rate, compared to $1.16 billion and $350.4 million, respectively, as of December 31, 2021.

Commercial Banking - Commercial Real Estate Loans. Our commercial real estate loan portfolio includes loans secured by commercial purpose real estate, including both owner-occupied properties and investment properties for various purposes including office, industrial, multifamily, retail, hospitality, healthcare and self-storage. Also included are commercial construction loans to finance the construction or renovation of structures as well as to finance the acquisition and development of raw land for various purposes. Individual project cash flows, global cash flows and liquidity from the developer, or the sale of the property are the primary sources of repayment for commercial real estate loans secured by investment properties. The primary source of repayment for commercial real estate loans secured by owner-occupied properties is cash flow from the borrower’s operations. There were $210.4 million and $212.6 million of owner-occupied commercial real estate loans as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, there were $2.31 billion of total commercial real estate loans with a floating interest rate and $103.3 million with a fixed interest rate, as compared to $2.26 billion and $105.2 million, respectively, as of December 31, 2021.

Loan and Lease Maturities and Interest Rate Sensitivity

The following table presents the contractual maturity ranges and the amount of such loans and leases with fixed and adjustable rates in each maturity range as of the date indicated.

	March 31, 2022
(Dollars in thousands)	Due on Demand	One Year or Less	One to Five Years	Five to Fifteen Years	Greater Than Fifteen Years	Total
Maturity:
Commercial and industrial	$6,150	$506,438	$844,778	$205,451	$1,492	$1,564,309
Commercial real estate	—	321,303	1,061,921	1,015,556	15,668	2,414,448
Private banking	7,030,446	44,808	100,192	86,742	5,974	7,268,162
Loans and leases held-for-investment	$7,036,596	$872,549	$2,006,891	$1,307,749	$23,134	$11,246,919

Interest rate sensitivity:
Fixed interest rates	$95,426	$34,942	$262,979	$183,178	$5,974	$582,499
Floating or adjustable interest rates	6,941,170	837,607	1,743,912	1,124,571	17,160	10,664,420
Loans and leases held-for-investment	$7,036,596	$872,549	$2,006,891	$1,307,749	$23,134	$11,246,919

Interest Reserve Loans

As of March 31, 2022, loans with interest reserves totaled $331.7 million, which represented 2.9% of loans and leases held-for-investment, compared to $350.5 million, or 3.3%, as of December 31, 2021. Certain loans reserve a portion of the proceeds to be used to pay interest due on the loan. These loans with interest reserves are common for construction and land development loans. The use of interest reserves is based on the project budget and schedule for completion, the feasibility of the project, the creditworthiness of the borrower and guarantors, and the loan to value coverage of the collateral. The interest reserve may be used by the borrower, when certain financial conditions are met, to draw loan funds to pay interest charges on the outstanding balance of the loan. When drawn, the interest is capitalized and added to the loan balance, subject to conditions specified during the initial underwriting and at the time the credit is approved. We have procedures and controls for monitoring compliance with loan covenants, advancing funds and determining default conditions.

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

The following table summarizes the allowance for loan and lease losses, as of the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
General reserves	$24,618	$23,880
Specific reserves	406	4,683
Total allowance for credit losses on loans and leases	$25,024	$28,563
Allowance for credit losses on loans and leases to loans and leases	0.22%	0.27%

As of March 31, 2022, we had specific reserves totaling $406,000 related to individually evaluated loans with an aggregate total outstanding balance of $12.5 million. As of December 31, 2021, we had specific reserves totaling $4.7 million related to individually evaluated loans with an aggregate total outstanding balance of $16.8 million. Interest income of $151,000 and $0 was recognized on individually evaluated loans during the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes allowance for credit losses on loans and leases and the percentage of loans and leases by category, as of the dates indicated:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Reserve	Percent of Loans and Leases	Reserve	Percent of Loans and Leases
Private banking	$2,060	64.6%	$1,891	64.0%
Commercial and industrial	5,116	13.9%	8,453	14.1%
Commercial real estate	17,848	21.5%	18,219	21.9%
Total allowance for credit losses on loans and leases	$25,024	100.0%	$28,563	100.0%

Allowance for Credit Losses on Loans and Leases as of March 31, 2022 and December 31, 2021. Our allowance for credit losses on loans and leases was $25.0 million, or 0.22% of loans as of March 31, 2022, compared to $28.6 million, or 0.27% of loans, as of December 31, 2021. Our allowance for credit losses on commercial loans decreased to 0.58% of total commercial loans as of March 31, 2022, compared to 0.69% of commercial loans as of December 31, 2021. Our allowance for credit losses decreased $3.5 million from December 31, 2021, driven by an increase of $0.7 million in general reserves more than offset by a decrease of $4.3 million in specific reserves due to a charge-off which was fully reserved. Our allowance for credit losses related to private banking loans increased $169,000 from December 31, 2021 to March 31, 2022. Our allowance for credit losses related to commercial and industrial loans decreased $3.3 million from December 31, 2021 to March 31, 2022, which was attributable to lower specific reserves due to a $4.3 million charge-off, partially offset by an increase in general reserves of $923,000. Our allowance for credit losses related to commercial real estate loans decreased by $0.4 million from December 31, 2021 to March 31, 2022 primarily due to decreased general reserves.

The increase in general reserves in our commercial loan portfolio was primarily driven by changing economic forecasts related to assumptions utilized in the qualitative management overlay. We applied a management overlay to our allowance for credit loss model to provide a reserve level that supports management’s best estimate of current expected credit losses within the loan portfolio. The management overlay includes three scenarios: near-term economic stress, a next-cycle recession, and a period of stagflation as well as other factors based upon management judgement. The consensus forecast within our model provided for a greater reserve release based on optimism around the economic environment and loss forecasts, which we believe may be an overreaction to the early onset of historically high level and rate of changes in the forecast and transactional values within commercial asset types. We would release reserves to the extent suggested by our model if we believe that there is a sustained trend in the economic recovery data and continued progress with pandemic associated economic and supply chain issues as well as clarity on the effectiveness of monetary policy.

Charge-Offs and Recoveries

Our charge-off policy for commercial and private banking loans and leases requires that obligations that are not collectible be promptly charged off in the month the loss becomes probable, regardless of the delinquency status of the loan or lease. We recognize a partial charge-off when we have determined that the value of the collateral is less than the remaining ledger balance at the time of the evaluation. An obligation is not required to be charged off, regardless of delinquency status, if we have determined there exists sufficient collateral to protect the remaining loan or lease balance and there exists a strategy to liquidate the collateral. We may also consider a number of other factors to determine when a charge-off is appropriate, including the status of a bankruptcy proceeding, the value of collateral and probability of successful liquidation, and the status of adverse proceedings or litigation that may result in collection.

The following table provides an analysis of the net charge-offs and average total loans and leases by channel for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net charge-offs (recoveries):
Commercial and industrial	$4,312	$199
Commercial real estate	(119)	—
Private banking	—	—
Total	$4,193	$199

Average total loans and leases:
Commercial and industrial	$1,431,455	$1,206,647
Commercial real estate	2,378,308	2,174,239
Private banking	7,020,701	4,895,173
Total	$10,830,464	$8,276,059

Net loan charge-offs (recoveries) to average total loans and leases: (1)
Commercial and industrial	1.22%	0.07%
Commercial real estate	(0.02)%	—%
Private banking	—%	—%
Total	0.16%	0.01%
(1) Ratios are annualized

Non-Performing Assets

Non-performing assets consist of non-performing loans and OREO. Non-performing loans are loans that are on non-accrual status. OREO is real property acquired through foreclosure on the collateral underlying defaulted loans and includes in-substance foreclosures. We record OREO at fair value, less estimated costs to sell the assets.

Our policy is to place loans in all categories on non-accrual status when collection of interest or principal is doubtful, or when interest or principal payments are 90 days or more past due. There was no interest income recognized on loans while on non-accrual status for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, there were no loans 90 days or more past due and still accruing income. As of March 31, 2022, there were no non-performing loans, compared to $4.3 million, or 0.04% of total loans, as of December 31, 2021. We had specific reserves of $4.3 million as of December 31, 2021 on non-performing loans. The net loan balance of our non-performing loans was 0.0% of the customer’s outstanding balance after payments, charge-offs and specific reserves as of December 31, 2021.

For additional information on our non-performing loans as of March 31, 2022 and December 31, 2021, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

We had non-performing assets of $2.0 million, or 0.01% of total assets, as of March 31, 2022, as compared to $6.3 million, or 0.05% of total assets, as of December 31, 2021. The decrease in non-performing assets was the result of a $4.3 million non-performing loan charge-off during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, we had OREO properties totaling $2.0 million.

The following table summarizes our non-performing assets as of the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Non-performing loans:
Private banking	$—	$—
Commercial and industrial	—	4,313
Commercial real estate	—	—
Total non-performing loans	$—	$4,313
Other real estate owned	2,005	2,005
Total non-performing assets	$2,005	$6,318

Non-performing troubled debt restructured loans	$—	$—
Performing troubled debt restructured loans	$12,517	$12,499
Loans past due 90 days and still accruing	$—	$—
Non-performing loans to total loans	—%	0.04%
Allowance for credit losses on loans and leases to non-performing loans	NA	662.25%
Non-performing assets to total assets	0.01%	0.05%

Potential Problem Loans

Potential problem loans are those loans that are not categorized as non-performing loans, but for which current information indicates that the borrower may not be able to comply with repayment terms in the future. Among other factors, we monitor past due status as an indicator of credit deterioration and potential problem loans. A loan is considered past due when the contractual principal and/or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. To the extent that loans become past due, we assess the potential for loss on such loans individually as we would with other problem loans and consider the effect of any potential loss in determining any additional provision for credit losses on loans and leases. We also assess alternatives to maximize collection of any past due loans, including and without limitation, restructuring loan terms, requiring additional loan guarantee(s) or collateral, or other planned action.

For additional information on the age analysis of past due loans segregated by class of loan for March 31, 2022 and December 31, 2021, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

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

For additional information on the definitions of our internal risk rating and the amortized cost of loans by credit quality indicator for March 31, 2022 and December 31, 2021, refer to Note 4, Allowance for Credit Losses on Loans and Leases, to our unaudited condensed consolidated financial statements.

Investment Securities

We utilize investment activities to enhance net interest income while supporting liquidity management and interest rate risk management. Our securities portfolio consists of available-for-sale debt securities, held-to-maturity debt securities, equity securities and, from time to time, debt securities held for trading purposes. Also included in our investment securities is FHLB stock. For additional information on FHLB stock, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements. Debt securities purchased with the intent to sell under trading activity are recorded at fair value and changes to fair value are recognized in the consolidated statements of income. Equity securities are also recorded at fair value with changes in fair value recognized in the consolidated statements of income. Debt securities categorized as available-for-sale are recorded at fair value and changes in the fair value of these securities are recognized as a component of total shareholders’ equity, within accumulated other comprehensive income (loss), net of deferred taxes. Debt securities categorized as held-to-maturity are securities that the Company intends to hold until maturity and are recorded at amortized cost, net of allowance for credit losses.

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

Our available-for-sale debt securities portfolio consists of U.S. government treasury and agency obligations, mortgage-backed securities, collateralized mortgage obligations, corporate bonds, single-issuer trust preferred securities, and certain municipal bonds, all with varying contractual maturities. Our held-to-maturity debt securities consists of certain municipal bonds, agency obligations, mortgage-backed securities, U.S. treasury notes and corporate bonds while our trading portfolio, when active, typically consists of U.S. treasury notes, also with varying contractual maturities. However, these maturities do not necessarily represent the expected life of certain securities as the securities may be called or paid down without penalty prior to their stated maturities. The effective duration of our debt securities portfolio as of March 31, 2022 was approximately 4.8, where duration is defined as the approximate percentage change in price for a 100-basis point change in rates. No investment in any of these securities exceeds any applicable limitation imposed by law or regulation. Our Asset and Liability Committee (“ALCO”) reviews the investment portfolio on an ongoing basis to ensure that the investments conform to our investment policy.

Available-for-Sale Debt Securities. We held $714.2 million and $586.3 million in debt securities available-for-sale as of March 31, 2022 and December 31, 2021, respectively. The increase of $127.8 million was primarily attributable to purchases of $176.2 million, partially offset by prepayments, calls and maturities of $17.9 million and a reduction in fair value of approximately $30 million during the three months ended March 31, 2022.

On a fair value basis, 18.6% of our available-for-sale debt securities as of March 31, 2022 were floating-rate securities, for which yields increase or decrease based on changes in market interest rates. As of December 31, 2021, floating-rate securities comprised 23.1% of our available-for-sale debt securities.

On a fair value basis, 35.9% of our available-for-sale debt securities as of March 31, 2022 were U.S. government and agency securities, which tend to have a lower risk profile than certain corporate bonds, single-issuer trust preferred securities, non-agency residential mortgage-backed securities, and municipal bonds, which comprised the remainder of the portfolio. As of December 31, 2021, agency securities comprised 24.6% of our available-for-sale debt securities.

Held-to-Maturity Debt Securities. We held $807.7 million and $802.7 million in debt securities held-to-maturity as of March 31, 2022 and December 31, 2021, respectively. The increase of $4.9 million was primarily attributable to purchases of $42.3 million, net of calls and maturities of $35.5 million, during the three months ended March 31, 2022. As part of our asset and liability management strategy, we determined that we have the intent and ability to hold these bonds until maturity, and these securities were reported at amortized cost, net of allowance for credit losses, as of March 31, 2022 and December 31, 2021.

Trading Debt Securities. We held no trading debt securities as of March 31, 2022 and December 31, 2021.

Equity Securities. Equity securities consisted of mutual funds investing in short-duration, investment grade corporate bonds and are carried at fair value. Our investment in these securities were valued at $4.9 million and $5.0 million as of March 31, 2022 and December 31, 2021, respectively.

The following tables summarize the amortized cost and fair value of debt securities available-for-sale and held-to-maturity, as of the dates indicated:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
U.S. treasury notes	$99,416	$—	$2,757	$—	$96,659
Corporate bonds	153,425	245	2,619	—	151,051
Non-agency residential mortgage-backed securities	307,202	3,599	21,953	—	288,848
Trust preferred securities	13,635	118	150	—	13,603
Agency collateralized mortgage obligations	15,585	12	56	—	15,541
Agency mortgage-backed securities	147,458	21	10,445	—	137,034
Agency debentures	6,733	104	—	—	6,837
Municipal bonds	5,181	—	592	—	4,589
Total debt securities available-for-sale	$748,635	$4,099	$38,572	$—	$714,162
(1)Available-for-sale debt securities are recorded on the consolidated statements of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
Corporate bonds	$25,165	$226	$110	$25,281	$11
Agency debentures	66,540	131	2,749	63,922	—
Municipal bonds	410	—	—	410	—
Non-agency residential mortgage-backed securities	173,010	—	13,683	159,327	34
Agency mortgage-backed securities	503,406	176	37,869	465,713	—
U.S. treasury notes	39,120	—	3,156	35,964	—
Total debt securities held-to-maturity	$807,651	$533	$57,567	$750,617	$45
(1)Held-to-maturity debt securities are recorded on the consolidated statements of financial condition at amortized cost, net of allowance for credit losses.

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Allowance for Credit Losses (1)	Estimated Fair Value
Debt securities available-for-sale:
Corporate bonds	$145,568	$897	$273	$—	$146,192
Trust preferred securities	13,610	200	183	—	13,627
Non-agency residential mortgage-backed securities	281,282	—	4,164	—	277,118
Agency collateralized mortgage obligations	16,458	42	2	—	16,498
Agency mortgage-backed securities	122,044	32	1,599	—	120,477
Agency debentures	6,732	496	—	—	7,228
Municipal bonds	5,189	—	4	—	5,185
Total debt securities available-for-sale	590,883	1,667	6,225	—	586,325
(1)Available-for-sale debt securities are recorded on the consolidated statements of financial condition at estimated fair value, which includes allowance for credit losses, if applicable.

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value	Allowance for Credit Losses (1)
Debt securities held-to-maturity:
U.S. treasury notes	$39,097	$12	$443	$38,666	$—
Corporate bonds	25,167	827	16	25,978	71
Agency debentures	36,794	534	395	36,933	—
Municipal bonds	890	1	—	891	—
Non-agency residential mortgage-backed securities	184,731	1	3,088	181,644	65
Agency mortgage-backed securities	516,033	570	8,753	507,850	—
Total debt securities held-to-maturity	802,712	1,945	12,695	791,962	136
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

There were $27.1 million of debt securities held-to-maturity that were pledged as collateral for certain deposit relationships as of March 31, 2022.

The following table sets forth the fair value, contractual maturities and approximated weighted average yield, calculated on a fully taxable equivalent basis, of our available-for-sale and held-to-maturity debt securities portfolios as of March 31, 2022, based on estimated annual income divided by the average amortized cost of these securities. Contractual maturities may differ from expected maturities because issuers and/or borrowers may have the right to call or prepay obligations with or without penalties, which would also impact the corresponding yield.

	March 31, 2022
	Less Than One Year		One to Five Years		Five to 10 Years		Greater Than 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available-for-sale:
U.S. treasury notes	$—	—%	$96,659	0.99%	$—	—%	$—	—%	$96,659	0.99%
Corporate bonds	27,498	1.01%	67,435	1.62%	56,118	1.75%	—	—%	151,051	1.56%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	288,848	2.55%	288,848	2.55%
Trust preferred securities	—	—%	4,829	1.91%	—	—%	8,774	2.35%	13,603	2.20%
Agency collateralized mortgage obligations	—	—%	—	—%	—	—%	15,541	0.57%	15,541	0.57%
Agency mortgage-backed securities	—	—%	—	—%	—	—%	137,034	2.18%	137,034	2.18%
Agency debentures	—	—%	—	—%	—	—%	6,837	3.01%	6,837	3.01%
Municipal bonds	—	—%	—	—%	—	—%	4,589	1.07%	4,589	1.07%
Total debt securities available-for-sale	27,498		168,923		56,118		461,623		714,162
Weighted average yield		1.01%		1.26%		1.75%		2.36%		2.01%
Debt securities held-to-maturity:
Corporate bonds	—	—%	15,236	5.16%	10,045	4.87%	—	—%	25,281	5.04%
Agency debentures	—	—%	19,646	2.34%	37,607	1.55%	6,669	3.09%	63,922	1.94%
Municipal bonds	410	2.66%	—	—%	—	—%	—	—%	410	2.66%
Non-agency residential mortgage-backed securities	—	—%	—	—%	—	—%	159,327	2.07%	159,327	2.07%
Agency mortgage-backed securities	—	—%	—	—%	14,217	1.96%	451,496	1.84%	465,713	1.84%
U.S. treasury notes	—	—%	—	—%	35,964	1.33%	—	—%	35,964	1.33%
Total debt securities held-to-maturity	410		34,882		97,833		617,492		750,617
Weighted average yield		2.66%		3.56%		1.84%		1.91%		1.97%
Total debt securities	$27,908		$203,805		$153,951		$1,079,115		$1,464,779
Weighted average yield		1.04%		1.65%		1.81%		2.10%		1.99%

The table above excludes equity securities because they have an indefinite life. For additional information regarding our investment securities portfolios, refer to Note 2, Investment Securities, to our unaudited condensed consolidated financial statements.

Assets Under Management

Chartwell’s total assets under management of $11.23 billion decreased $614.0 million, or 5.2%, as of March 31, 2022, from $11.84 billion as of December 31, 2021.

The following table shows the changes of our assets under management by investment style for the three months ended March 31, 2022.

	Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Inflows (1)	Outflows (2)	Market Appreciation (Depreciation)	Ending Balance
Equity investment styles	$4,454,000	$132,000	$(432,000)	$(163,000)	$3,991,000
Fixed income investment styles	6,869,000	278,000	(167,000)	(229,000)	6,751,000
Balanced investment styles	521,000	6,000	(24,000)	(15,000)	488,000
Total assets under management	$11,844,000	$416,000	$(623,000)	$(407,000)	$11,230,000
(1)Inflows consist of new business and contributions to existing accounts.
(2)Outflows consist of business lost as well as distributions from existing accounts.

Deposits

Deposits are our primary source of funds to support our earning assets. We have focused on creating and growing diversified, stable, and lower all-in cost deposit channels without operating through a traditional branch network. We market liquidity and treasury management products, payment processing products, and other deposit products to high-net-worth individuals, family offices, trust companies, wealth management firms, municipalities, endowments and foundations, broker/dealers, futures commission merchants, investment management firms, property management firms, payroll providers and other financial institutions. We believe that our deposit base is stable and diversified. We further believe we have the ability to attract new deposits, which is the primary source of funding our projected loan growth. With respect to our treasury management business, we utilize hybrid interest-bearing accounts that provide our clients with certainty around their fee structures and returns for their total cash position while enhancing our ability to obtain their full liquidity relationship and still meeting our cost of funds expectations, rather than the more traditional combination of separate non-interest bearing and interest-bearing accounts, which has reduced transparency and increased client burden.

We continue to enhance our liquidity and treasury management capabilities and team to support our efforts to grow this source of funding. Treasury management deposit accounts totaled $2.98 billion as of March 31, 2022, an increase of $122.2 million, or 4.3%, from December 31, 2021. Treasury management deposit accounts contributed to almost 19% of our total deposit growth for the three months ended March 31, 2022. As of March 31, 2022, we had approximately 524 treasury management clients, the majority of which were payment processors, lending client-operating accounts, bankruptcy, and real estate accounts.

The table below depicts average balances of, and rates paid on, our deposit portfolio by major deposit category for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022		2021
(Dollars in thousands)	Average Amount	Average Rate Paid (1)	Average Amount	Average Rate Paid (1)
Interest-bearing checking accounts	$4,269,019	0.35%	$3,065,983	0.37%
Money market deposit accounts	6,032,665	0.43%	4,345,454	0.56%
Certificates of deposit	698,367	0.40%	1,012,861	0.80%
Total average interest-bearing deposits	11,000,051	0.40%	8,424,298	0.52%
Noninterest-bearing deposits	652,805	—	424,535	—
Total average deposits	$11,652,856	0.37%	$8,848,833	0.49%
(1)Annualized.

Average Deposits for the Three Months Ended March 31, 2022 and 2021. For the three months ended March 31, 2022, our average total deposits were $11.65 billion, representing an increase of $2.80 billion, or 31.7%, from the same period in 2021. The average deposit growth was driven by increases in our interest-bearing checking account, money market deposit account and noninterest-bearing deposit account categories as we continue to attract clients to our treasury management business and grow our deposit product offerings. Our average cost of interest-bearing deposits decreased 12 basis points to 0.40% for the three months ended March 31, 2022, from 0.52% for the same period in 2021, as average rates paid were lower in all interest-bearing deposit categories, driven by the repricing of our deposits as a result of the continued low interest rate environment. Another driver of the combination of higher average deposits and lower rates is our continued addition of meaningful and long-term client relationships that support our efforts to manage deposit costs through variable rate and discretionary pricing in the economic environment. Average interest-bearing checking accounts increased to 38.8% of total average interest-bearing deposits for the three months ended March 31, 2022, compared to 36.4% for the same period in 2021. Average money market deposits increased to 54.8% of total average interest-bearing deposits for the three months ended March 31, 2022, from 51.6% for the same period in 2021. Average certificates of deposit decreased to 6.4% of total average interest-bearing deposits for the three months ended March 31, 2022, compared to 12.0% for the same period in 2021. Average noninterest-bearing deposits increased $228.3 million, or 53.8%, in the three months ended March 31, 2022, from the three months ended March 31, 2021, and the average cost of total deposits decreased 12 basis points to 0.37% for the three months ended March 31, 2022, from 0.49% for the same period in 2021.

Uninsured Deposits and Related Information

As of March 31, 2022, we estimate the total value of uninsured deposits to be approximately $5.69 billion.

The following table summarizes the aggregate amount of individual certificates of deposit exceeding $250,000 by remaining months to maturity.

(Dollars in thousands)	March 31, 2022
Months to maturity:
Three months or less	$8,874
Over three to six months	24,179
Over six to 12 months	4,982
Over 12 months	1,259
Total	$39,294

Reciprocal and Brokered Deposits

As of March 31, 2022, we consider approximately 90% of our total deposits to be relationship-based deposits, which include reciprocal certificates of deposit placed through CDARS® and reciprocal demand deposits placed through ICS®. As of March 31, 2022, the Bank had CDARS® and ICS® reciprocal deposits totaling $1.85 billion, which were not classified as brokered deposits. We continue to utilize brokered deposits as a tool for us to manage our cost of funds and to efficiently match changes in our liquidity needs based on our loan growth with our deposit balances. As of March 31, 2022, brokered deposits were approximately 10% of total deposits. For additional information on our deposits, refer to Note 5, Deposits, to our unaudited condensed consolidated financial statements.

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

Liquidity

We evaluate liquidity both at the holding company level and at the Bank level. As of March 31, 2022, the Bank and Chartwell represent our only material assets. Our primary sources of funds at the parent company level are cash on hand, dividends paid to us from Chartwell, availability on our line of credit, and the net proceeds from the issuance of our debt and/or equity securities. As of March 31, 2022, our primary liquidity needs at the parent company level were the quarterly dividends on our preferred stock, interest payments on our subordinated debt and other borrowings, and share repurchase programs. All other liquidity needs were minimal and related to reimbursing the Bank for management, accounting and financial reporting services provided by Bank personnel. During the three months ended March 31, 2022, the parent company paid $2.0 million related to our preferred stock dividends, $0 million related to interest payments on our subordinated notes payable and other borrowings, and $4.0 million for the purchase of treasury shares in connection with the net settlement of equity awards exercised or vested. During the three months ended March 31, 2021, the parent company paid $1.5 million in purchase of treasury shares in connection with the net settlement of equity awards exercised or vested, $3.1 million related to our preferred stock dividends and $54,000 related to interest payments on our other borrowings. We believe that our cash on hand at the parent company level, coupled with the dividend paying capacity of the Bank and Chartwell, were adequate to fund all foreseeable short-term and long-term parent company obligations as of March 31, 2022. In addition, we maintain an unsecured line of credit with Huntington National Bank. As of March 31, 2022, the unsecured line was $75.0 million, of which $75.0 million was available for borrowing.

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

Our strong liquidity position is due to our ability to generate strong growth in deposits, which is evidenced by our ratio of total deposits to total assets of 88.9% and 88.5% as of March 31, 2022 and December 31, 2021, respectively. Our ratio of average deposits to average assets increased to 88.6% for the three months ended March 31, 2022, from 86.6% for the same period in 2021. As of March 31, 2022, we had available liquidity of $2.82 billion, or 20.6% of total assets. The sources of liquidity consisted of available cash totaling $467.8 million, unpledged investment securities totaling $1.42 billion, or 10.4% of total assets, and the ability to borrow from the FHLB and correspondent bank lines totaling $937.9 million, or 6.9% of total assets. Available cash excludes cash posted as collateral for derivative and letter of credit transactions and the reserve balance requirement at the Federal Reserve.

The following table shows our available liquidity, by source, as of the dates indicated:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Available cash	$467,832	$380,489
Certain unpledged debt and equity securities	1,416,853	1,317,727
Net borrowing capacity	937,927	885,652
Total liquidity	$2,822,612	$2,583,868

Investing activities resulted in a net cash outflow of $653.7 million for the three months ended March 31, 2022, as compared to a net cash outflow of $701.4 million for the same period in 2021. The outflows for the three months ended March 31, 2022, were primarily due to net loan growth of $491.9 million and purchases of investment securities totaling $213.7 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $53.3 million. The outflows for the three months ended March 31, 2021, included net loan growth of $310.6 million and purchases of investment securities totaling $471.9 million, partially offset by the proceeds from the sale, principal repayments and maturities from investment securities totaling $77.1 million.

Financing activities resulted in a net inflow of $655.5 million for the three months ended March 31, 2022, compared to a net inflow of $702.9 million for the same period in 2021. The inflows for the three months ended March 31, 2022, were primarily a result of a net increase in deposits of $661.1 million. The inflows for the three months ended March 31, 2021, included a net increase in deposits of $760.9 million, partially offset by a net decrease in FHLB borrowings of $50.0 million.

We believe that the Bank’s sources of liquidity are adequate to fund all foreseeable short-term and long-term obligations as of March 31, 2022.

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

Shareholders’ Equity. Shareholders’ equity was $838.1 million as of March 31, 2022, compared to $836.7 million as of December 31, 2021. The $1.4 million increase during the three months ended March 31, 2022, was primarily attributable to net income of $21.6 million and $3.1 million in stock-based compensation partially offset and by $17.7 million in other comprehensive loss, preferred stock dividends of $2.0 million and a purchase of $4.0 million in treasury stock related to the net settlement of equity awards exercised or vested.

Regulatory Capital. As of March 31, 2022 and December 31, 2021, TriState Capital Holdings, Inc. and TriState Capital Bank were in compliance with all applicable regulatory capital requirements, and TriState Capital Bank was categorized as well capitalized for purposes of the FDIC’s prompt corrective action regulations. As we employ our capital and continue to grow our operations, our regulatory capital levels may decrease. However, we will monitor our capital in order to remain categorized as well capitalized under the applicable regulatory guidelines and in compliance with all regulatory capital standards applicable to us. The capital conservation buffer requirement is a CET 1 capital to risk-weighted assets ratio of 2.5% or more, in addition to the minimum risk-based capital adequacy levels shown in the tables below. As of March 31, 2022 and December 31, 2021, both the Company and the Bank maintained capital conservation buffers at levels that avoid limitations on capital distributions and discretionary bonus payments.

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

The following tables present the actual capital amounts and regulatory capital ratios for the Company and the Bank as of the dates indicated:

	March 31, 2022
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$926,930	13.23%	$560,586	8.00%	N/A	N/A
Bank	$1,007,981	14.42%	$559,025	8.00%	$698,782	10.00%
Tier 1 risk-based capital ratio
Company	$807,115	11.52%	$420,440	6.00%	N/A	N/A
Bank	$983,928	14.08%	$419,269	6.00%	$559,025	8.00%
Common equity tier 1 risk-based capital ratio
Company	$624,472	8.91%	$315,330	4.50%	N/A	N/A
Bank	$983,928	14.08%	$314,452	4.50%	$454,208	6.50%
Tier 1 leverage ratio
Company	$807,115	6.16%	$524,449	4.00%	N/A	N/A
Bank	$983,928	7.52%	$523,676	4.00%	$654,595	5.00%

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based capital ratio
Company	$910,320	13.43%	$542,409	8.00%	N/A	N/A
Bank	$986,657	14.60%	$540,639	8.00%	$675,798	10.00%
Tier 1 risk-based capital ratio
Company	$788,910	11.64%	$406,807	6.00%	N/A	N/A
Bank	$960,955	14.22%	$405,479	6.00%	$540,639	8.00%
Common equity tier 1 risk-based capital ratio
Company	$607,367	8.96%	$305,105	4.50%	N/A	N/A
Bank	$960,955	14.22%	$304,109	4.50%	$439,269	6.50%
Tier 1 leverage ratio
Company	$788,910	6.36%	$496,431	4.00%	N/A	N/A
Bank	$960,955	7.76%	$495,417	4.00%	$619,271	5.00%

Contractual Obligations and Commitments

There were no material changes to contractual obligations during the three months ended March 31, 2022 that were outside the ordinary course of business.

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

	March 31, 2022
(Dollars in thousands)	Due on Demand	One Year or Less	One to Three Years	Three to Five Years	Greater Than Five Years	Total
Unused loan commitments and demand lines of credit	$9,929,535	$754,011	$525,476	$214,024	$57,041	$11,480,087
Standby letters of credit	100	40,138	14,494	2,559	—	57,291
Total off-balance sheet arrangements	$9,929,635	$794,149	$539,970	$216,583	$57,041	$11,537,378

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

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount Change from Base Case	Percent Change from Base Case	Amount Change from Base Case	Percent Change from Base Case
Net interest income (loss):
+300	$20,500	8.82%	$22,018	9.89%
+200	$9,065	3.90%	$5,305	2.38%
+100	$(2,819)	(1.21)%	$(11,011)	(4.94)%
–100	$19,395	8.34%	$(3,091)	(1.39)%

Economic value of equity:
+300	$(155,915)	(19.92)%	$(150,086)	(18.84)%
+200	$(113,759)	(14.53)%	$(99,276)	(12.46)%
+100	$(56,712)	(7.25)%	$(52,222)	(6.56)%
–100	$73,315	9.37%	$85,641	10.75%

Our means of managing interest rate risk over the longer term include our focus on growing the low-cost deposit balances associated with our treasury management services, controlled adjustments within our discretionary priced accounts to respond to rising rates, and our future ability to extend duration in liabilities. Additionally, while we will continue to implement floors on certain new loan originations, our pricing strategy has transitioned to emphasizing loan spread as the primary tool to achieve yield and implementing lower levels of floors, which will reduce our liability sensitivity over time. In order to maintain appropriate levels of on balance sheet liquidity, we have continued to grow the investment portfolio despite the rising rate environment. The result is an increase in liability sensitivity in our EVE analysis at March 31, 2022 as compared to December 31, 2021. We have become significantly more asset sensitive in all of our NII scenarios in conjunction with the increase in short-term rates and the continued expectations of higher short-term rates at March 31, 2022 as compared to December 31, 2021.

The following gap analysis presents the amounts of interest-earning assets and interest-bearing liabilities and related cash flow hedging instruments that are subject to re-pricing within the periods indicated.

	March 31, 2022
(Dollars in thousands)	Less Than 90 Days	91 to 180 Days	181 to 365 Days	One to Three Years	Three to Five Years	Greater Than Five Years	Non-Sensitive	Total Balance
Assets:
Interest-earning deposits	$459,743	$—	$—	$—	$—	$—	$—	$459,743
Federal funds sold	21,786	—	—	—	—	—	—	21,786
Total investment securities	204,468	37,144	62,292	338,781	198,489	730,479	(33,216)	1,538,437
Total loans and leases	10,736,477	57,969	88,491	274,168	64,131	22,971	2,712	11,246,919
Other assets	—	—	—	—	—	—	410,782	410,782
Total assets	$11,422,474	$95,113	$150,783	$612,949	$262,620	$753,450	$380,278	$13,677,667

Liabilities:
Transaction deposits	$10,366,974	$20,192	$313,784	$75,000	$—	$—	$790,272	$11,566,222
Certificates of deposit	223,412	168,570	148,428	58,844	—	—	—	599,254
Borrowings, net	50,000	—	124,500	200,000	95,762	—	—	470,262
Other liabilities	—	—	—	—	—	—	203,791	203,791
Total liabilities	10,640,386	188,762	586,712	333,844	95,762	—	994,063	12,839,529

Equity	—	—	—	—	—	—	838,138	838,138
Total liabilities and equity	$10,640,386	$188,762	$586,712	$333,844	$95,762	$—	$1,832,201	$13,677,667

Interest rate sensitivity gap	$782,088	$(93,649)	$(435,929)	$279,105	$166,858	$753,450	$(1,451,923)
Cumulative interest rate sensitivity gap	$782,088	$688,439	$252,510	$531,615	$698,473	$1,451,923
Cumulative interest rate sensitive assets to rate sensitive liabilities	107.4%	106.4%	102.2%	104.5%	105.9%	112.3%	106.5%
Cumulative gap to total assets	5.7%	5.0%	1.8%	3.9%	5.1%	10.6%

The cumulative 12-month ratio of interest rate sensitive assets to interest rate sensitive liabilities decreased to 102.2% as of March 31, 2022, from 104.5% as of December 31, 2021.

The Company entered into cash flow hedge transactions to fix the interest rate on certain of the Company’s borrowings for varying periods of time. During the life of these transactions, they have the effect on our gap analysis of moving borrowings from the less than 90 days re-pricing category to the 181 to 365 days and longer re-pricing categories. As of March 31, 2022, $200.0 million was moved from the less than 90 days re-pricing category to the one to three years re-pricing category as a result of the cash flow hedging strategy. For additional information on cash flow hedge transactions, refer to Note 10, Derivatives and Hedging Activity, to our unaudited condensed consolidated financial statements. In our gap analysis, the allocation of non-maturity, interest-bearing deposits is fully reflected in the less than 90 days re-pricing category. The allocation of non-maturity, noninterest-bearing deposits is fully reflected in the non-sensitive category.

LIBOR Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), confirmed that the publication of most LIBOR term rates will end on June 30, 2023, (excluding 1-week U.S. LIBOR and 2-month U.S. LIBOR, the publication of which ended on December 31, 2021). Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including the Company. The Company’s commercial and consumer businesses issue, trade and hold various products that are currently indexed to LIBOR. As of March 31, 2022, the Company had a material amount of loans, investment securities, and notional value of derivatives indexed to LIBOR that will mature after the cessation of LIBOR. If not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational and compliance risks to financial markets and institutions, including the Company.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR, although the ARRC has not proposed that SOFR be required. The selection of SOFR as the alternative reference rate currently presents certain market concerns because it is a risk-free rate, while LIBOR incorporates credit risk, and because the methodology for the proposed term structure for SOFR differs from the LIBOR framework. The federal banking agencies are not requiring SOFR as the replacement rate. In April 2021, New York adopted legislation that provides for the substitution of SOFR as an alternative reference rate in any LIBOR-based contract governed by New York state law that does not include clear fallback language, once LIBOR is discontinued. Additionally, the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022, on March 15, 2022. The Adjustable Interest Rate (LIBOR) Act establishes a nationwide process for replacing LIBOR in financial contracts that mature after the cessation of the overnight, one-, three-, six- and 12-month USD LIBOR tenors on June 30, 2023 and that do not provide for an effective means to replace LIBOR upon its cessation. The Act also provides a safe harbor to lenders if they choose SOFR in existing contracts in which a party has the discretion to select a successor rate.

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

The Company continues to monitor this activity and evaluate the related risks. One of the major identified risks is inadequate fallback language in various instruments’ that may result in issues establishing the alternative index and adjusting the margin as applicable. The Company has: (1) established a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) developed an inventory of affected products; (3) implemented more robust fallback contract language; and (4) implemented a plan to adhere to the ISDA protocol for the transition of derivatives away from LIBOR. The Company’s cross-functional team is also tasked with managing clear communication of the Company’s transition plans with both internal and external stakeholders and ensuring that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. Due to the uncertainty surrounding the future of LIBOR, it is expected that our LIBOR transition process will span several reporting periods through the end of LIBOR publication in June 2023. The Company stopped entering into new contracts indexed to LIBOR as of January 1, 2022. For historical contracts indexed to LIBOR that will continue to exist beyond June 2023, the Company is on track with its plans to perform the necessary modifications to replace LIBOR with an alternative index. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented under the caption “Market Risk” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time the Company is a party to various litigation matters incidental to the conduct of its business. During the three months ended March 31, 2022, the Company was not a party to any new legal proceedings the resolution of which management believes will be material to the Company’s business, future prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A. RISK FACTORS

There have not been any material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 previously filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The table below sets forth information regarding the Company’s purchases of its common stock during its fiscal quarter ended March 31, 2022:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2022 - January 31, 2022	104,881	$32.29	—	$7,273,785
February 1, 2022 - February 28, 2022	18,251	32.71	—	7,273,785
March 1, 2022 - March 31, 2022	—	—	—	7,273,785
Total	123,132	$32.36	—	$7,273,785
(1)There were 123,132 shares of treasury stock acquired in connection with the net settlement of equity awards exercised or vested included in the total number of shares purchased reflected in the table above. These repurchases were not part of a publicly announced plan or program.
(2)On July 15, 2019, the Board of Directors of the Company approved a share repurchase program of up to $10 million. Under this authorization, purchases of shares may be made at the discretion of management from time to time in the open market or through negotiated transactions, as well as purchases of shares or the options to acquire shares subject to common stock incentive compensation award agreements from officers, directors or employees of the Company.

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

101
The following materials from TriState Capital Holdings, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows, (vi) the Notes to Unaudited Condensed Consolidated Financial Statements, and (vii) the Cover Page, furnished herewith.*

104	Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).

* This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISTATE CAPITAL HOLDINGS, INC.

By	/s/ Brian S. Fetterolf
Brian S. Fetterolf
President and Chief Executive Officer

By	/s/ David J. Demas
David J. Demas
Chief Financial Officer

Date: May 9, 2022